Form 10-Q
period 2019-06-30
XOMA Corp
filed 2019-08-06
CIK 791908

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

As of August 2, 2019, the registrant had 8,727,617 shares of common stock, $0.0075 par value per share, outstanding.

XOMA CORPORATION

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

XOMA CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	June 30,	December 31,
	2019	2018
	(unaudited)	(Note 1)
ASSETS
Current assets:
Cash	$42,327	$45,780
Trade and other receivables	2,577	1,468
Prepaid expenses and other current assets	619	378
Total current assets	45,523	47,626
Property and equipment, net	46	59
Operating lease right-of-use assets	6,417	—
Long-term royalty receivables	24,375	15,000
Long-term equity securities	1,138	392
Other assets	835	708
Total assets	$78,334	$63,785

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,369	$1,244
Accrued and other liabilities	615	2,382
Contingent consideration under royalty purchase agreements	3,075	—
Operating lease liabilities	2,297	—
Unearned revenue recognized under units-of-revenue method	851	490
Contract liabilities	798	798
Current portion of long-term debt	2,675	789
Total current liabilities	11,680	5,703
Unearned revenue recognized under units-of-revenue method – long-term	16,214	17,017
Long-term debt	23,348	21,690
Long-term operating lease liabilities	5,806	—
Other liabilities – long-term	294	590
Total liabilities	57,342	45,000

Commitments and Contingencies (Note 11)

Stockholders’ equity:
Convertible preferred stock, $0.05 par value, 1,000,000 shares authorized, 6,256 shares issued and outstanding at June 30, 2019 and December 31, 2018	—	—
Common stock, $0.0075 par value, 277,333,332 shares authorized, 8,727,617 and 8,690,723 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	65	65
Additional paid-in capital	1,214,168	1,211,122
Accumulated deficit	(1,193,241)	(1,192,402)
Total stockholders’ equity	20,992	18,785
Total liabilities and stockholders’ equity	$78,334	$63,785

The accompanying notes are an integral part of these condensed consolidated financial statements.

(Note 1) The condensed consolidated balance sheet as of December 31, 2018 has been derived from the audited consolidated financial statements as of that date included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

XOMA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues:
Revenue from contracts with customers	$625	$2,341	$8,651	$2,743
Revenue recognized under units-of-revenue method	337	(86)	442	(25)
Total revenues	962	2,255	9,093	2,718

Operating expenses:
Research and development	724	376	980	808
General and administrative	4,949	4,411	10,888	9,579
Restructuring	-	459	-	459
Total operating expenses	5,673	5,246	11,868	10,846

Loss from operations	(4,711)	(2,991)	(2,775)	(8,128)

Other income (expense), net:
Interest expense	(423)	(178)	(852)	(348)
Other income, net	1,062	1,222	2,788	2,723
Net loss and comprehensive loss	$(4,072)	$(1,947)	$(839)	$(5,753)
Basic and diluted net loss per share available to common stockholders	$(0.47)	$(0.23)	$(0.10)	$(0.69)
Weighted average shares used in computing basic and diluted net loss per share available to common stockholders	8,725	8,362	8,716	8,338

The accompanying notes are an integral part of these condensed consolidated financial statements.

XOMA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands)

	Six Months Ended June 30, 2019
	Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2018	6	$—	8,691	$65	$1,211,122	$(1,192,402)	$18,785
Exercise of stock options	—	—	24	—	115	—	115
Issuance of common stock related to 401(k) contribution	—	—	7	—	102	—	102
Vesting of restricted stock units	—	—	2	—	—	—	—
Stock-based compensation expense	—	—	—	—	1,728	—	1,728
Issuance of warrants	—	—	—	—	66	—	66
Net income and comprehensive income	—	—	—	—	—	3,233	3,233
Balance, March 31, 2019	6	—	8,724	65	1,213,133	(1,189,169)	24,029
Exercise of stock options	—	—	2	—	8	—	8
Issuance of common stock related to ESPP	—	—	2	—	16	—	16
Stock-based compensation expense	—	—	—	—	1,011	—	1,011
Net loss and comprehensive loss	—	—	—	—	—	(4,072)	(4,072)
Balance, June 30, 2019	6	$—	8,728	$65	$1,214,168	$(1,193,241)	$20,992

	Six Months Ended June 30, 2018
	Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2017	5	$—	8,249	$62	$1,184,783	$(1,179,059)	$5,786
Exercise of stock options	—	—	—	—	14	—	14
Issuance of common stock related to 401(k) contribution	—	—	1	—	20	—	20
Vesting of restricted stock units	—	—	14	—	—	—	—
Stock-based compensation expense	—	—	—	—	1,416	—	1,416
Issuance of common stock	—	—	68	—	2,207	—	2,207
Net loss and comprehensive loss	—	—	—	—	—	(3,806)	(3,806)
Balance, March 31, 2018	5	—	8,332	62	1,188,440	(1,182,865)	5,637
Exercise of stock options	—	—	44	1	230	—	231
Issuance of common stock related to ESPP	—	—	1	—	22	—	22
Vesting of restricted stock units	—	—	2	—	—	—	—
Stock-based compensation expense	—	—	—	—	770	—	770
Issuance of warrants	—	—	—	—	139	—	139
Net loss and comprehensive loss	—	—	—	—	—	(1,947)	(1,947)
Balance, June 30, 2018	5	$—	8,379	$63	$1,189,601	$(1,184,812)	$4,852

The accompanying notes are an integral part of these condensed consolidated financial statements.

XOMA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(839)	$(5,753)
Adjustments to reconcile net loss to net cash used in operating activities:
Fair value of Rezolute common stock shares received as consideration for license agreement	—	(955)
Stock-based compensation expense	2,739	2,186
Common stock contribution to 401(k)	102	20
Depreciation and amortization	12	15
Amortization of debt issuance costs, debt discount and final payment on debt	234	12
Loss on sublease	—	591
Non-cash lease expense	(97)	—
Change in fair value of long-term equity securities	(746)	402
Other	—	(20)
Changes in assets and liabilities:
Trade and other receivables	(1,151)	(83)
Prepaid expenses and other assets	(368)	(193)
Accounts payable and accrued liabilities	193	(2,421)
Unearned revenue recognized under units-of-revenue method	(442)	25
Income tax payable	—	(1,637)
Other liabilities	427	623
Net cash provided by (used in) operating activities	64	(7,188)

Cash flows from investing activities:
Payments related to purchase of royalty rights	(6,300)	—
Net cash used in investing activities	(6,300)	—

Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	17	2,331
Proceeds from exercise of options	257	481
Proceeds from issuance of long-term debt	3,000	—
Payment of preferred and common stock issuance costs	(377)	—
Debt issuance costs and loan fees	—	(181)
Principal payments – finance lease	(7)	(7)
Taxes paid related to net share settlement of equity awards	(107)	(237)
Net cash provided by financing activities	2,783	2,387

Effect of exchange rate changes on cash	—	20

Net decrease in cash	(3,453)	(4,781)
Cash at the beginning of the period	45,780	43,471
Cash at the end of the period	$42,327	$38,690

Supplemental Cash Flow Information:
Cash paid for interest	$217	$—
Cash paid for taxes	$—	$1,637
Non-cash investing and financing activities:
Interest added to principal balance on long-term debt	$376	$281
Prepaid financing cost related to issuance of common stock	$—	$100
Issuance of common stock warrant under SVB loan	$66	$139
Estimated fair value of contingent consideration under the royalty purchase agreements	$3,075	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

XOMA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Description of Business

XOMA Corporation (referred to as “XOMA” or the “Company”), a Delaware corporation, has a long history of discovering and developing innovative therapeutic candidates derived from its unique platform of antibody technologies. Over the Company’s extensive history, it built a pipeline of fully-funded programs discovered by its licensees and partners from direct use of the Company’s proprietary antibody discovery platform and from product candidates it discovered and advanced prior to licensing them to licensees who assumed the responsibilities of subsequent development, regulatory approval and commercialization. Fully-funded programs are those for which the Company’s partners pay the development and commercialization costs. As licensees advance these programs, the Company is eligible for potential milestone and/or royalty payments. As part of the Company’s royalty aggregator business model, the Company will continue to expand its pipeline of fully-funded programs by acquiring potential milestone and royalty revenue streams on additional product candidates.

Liquidity and Financial Condition

The Company has incurred significant operating losses and negative cash flows from operations since its inception. As of June 30, 2019, the Company had cash of $42.3 million. Based on the Company’s current cash balance and its ability to control discretionary spending, such as royalty acquisitions, the Company has evaluated and concluded there are no conditions or events that raise substantial doubt about its ability to continue as a going concern for a period of one year following the date that these condensed consolidated financial statements are issued.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures. On an ongoing basis, management evaluates its estimates including, but not limited to, those related to revenue recognition, long-term equity securities, debt amendments, operating lease right-of-use assets, legal contingencies, contingent consideration under royalty purchase agreements, income taxes and stock-based compensation. The Company bases its estimates on historical experience and on various other market-specific and other relevant assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

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

The Company records compensation expense for service-based awards on a straight-line basis over the requisite service period, which is generally the vesting period of the award, or to the date on which retirement eligibility is achieved, if shorter. For awards with performance-based conditions, at the point that it becomes probable that the performance conditions will be met, the Company records a cumulative catch-up of the expense from the grant date to the current date, and then amortizes the remainder of the expense over the remaining service period. Management evaluates when the achievement of a performance-based condition is probable based on the expected satisfaction of the performance conditions as of the reporting date. The amount of stock-based compensation expense recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest.

The valuation of restricted stock units (“RSUs”) is determined at the date of grant using the Company’s closing stock price.

Equity Securities

The Company received shares of common stock from Rezolute, Inc. (“Rezolute”) in April 2018 (Note 4). Equity investments in Rezolute are classified in the condensed consolidated balance sheets as long-term equity securities. The equity securities are measured at fair value, with changes in fair value recorded in the other income (expense), net line item of the condensed consolidated statement of operations and comprehensive income (loss) at each reporting period. The Company remeasures its equity investments at each reporting period until such time that the investment is sold or disposed of. If the Company sells an investment, any realized gains and losses on the sale of the securities will be recognized in the condensed consolidated statement of operations and comprehensive income (loss) in the period of sale.

Purchase of Rights to Future Milestones and Royalties

The Company has purchased rights to receive a portion of certain future developmental, regulatory and commercial sales milestones, royalties and option fees on sales of products currently in clinical development. The Company has accounted for the purchased rights as a financial asset in accordance with ASC 310, Receivables. The Company acquired such rights from various entities in September 2018, February 2019 and June 2019 and recorded the amount paid for these rights as long-term royalty receivables (see Note 5). In addition, the Company may be obligated to make contingent payments related to certain product development milestones, fees upon exercise of options related to future license products and sales-based milestones. The contingent payments are evaluated whether they are freestanding instruments or embedded derivatives. If freestanding instruments, the contingent payments are measured at fair value on the inception of the arrangement, subject to remeasurement to fair value each reporting period. Any changes in the estimated fair value is recorded in the condensed consolidated statement of operations and comprehensive income (loss).

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

Leases

The Company has entered into lease agreements for its corporate office facility in Emeryville, California and for additional office and laboratory facilities in Berkeley, California. Effective January 1, 2019, the Company adopted ASC Topic 842, Leases (“ASC 842”) using the optional transition method and applied the standard only to leases that existed at that date. Under the optional transition method, the Company does not need to restate the comparative periods in transition and will continue to present financial information and disclosures for periods before January 1, 2019 in accordance with ASC Topic 840. The Company has elected the package of practical expedients allowed under ASC Topic 842, which permits the Company to account for its existing operating leases as operating leases under the new guidance, without reassessing the Company’s prior conclusions about lease identification, lease classification and initial direct cost. As a result of the adoption of the new lease accounting guidance, on January 1, 2019, the Company recognized operating lease right-of-use assets of $7.4 million and operating lease liabilities of $9.2 million. The difference in the operating lease right-of-use assets and operating lease liabilities is primarily due to the carrying amount of lease-related restructuring liabilities of $1.7 million as of December 31, 2018 (see Note 8).

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

Rent expense for operating leases is recognized on a straight-line basis, unless the right-of-use asset has been impaired, over the reasonably assured lease term based on the total lease payments and is included in operating expenses in the condensed consolidated statements of operations and comprehensive income (loss).

For operating leases that reflect impairment, the Company will recognize the amortization of the right-of-use asset on a straight-line basis over the remaining lease term with rent expense still included in operating expenses in the condensed consolidated statements of operations and comprehensive income (loss).

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

Net Income (Loss) per Share Available to Common Stockholders

Basic net income (loss) per share available to common stockholders is based on the weighted average number of shares of common stock outstanding during the period. During periods of income, the Company allocates participating securities a proportional share of net income determined by dividing total weighted average participating securities by the sum of the total weighted average number of common stock and participating securities (the “two-class method”). The Company’s convertible preferred stock participates in any dividends declared by the Company on its common stock and are therefore considered to be participating securities. For the three and six months ended June 30, 2019 and 2018, the Company did not declare any dividends.

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

Concentration of Risk

Cash and receivables are financial instruments which potentially subject the Company to concentrations of credit risk, as well as liquidity risk for certain cash equivalents.

The Company has not experienced any significant credit losses and does not generally require collateral on receivables. For the three months ended June 30, 2019, three partners represented 52%, 35%, and 10% of total revenues. For the six months ended June 30, 2019, one partner represented 88%  of total revenue. For the three months ended June 30, 2018, two partners represented 80% and 11% of total revenues. For the six months ended June 30, 2018, two partners represented 66% and 22% of total revenues. As of June 30, 2019, one partner represented 100% of the trade receivables balance. As of December 31, 2018, two partners represented 67% and 28% of the trade receivables balance.

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 replaced the incurred loss impairment methodology under current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. ASU 2016-13 requires use of a forward-looking expected credit loss model for accounts receivables, loans, and other financial instruments. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, with early adoption permitted. Adoption of the standard requires using a modified retrospective approach through a cumulative-effect adjustment to retained earnings as of the effective date to align existing credit loss methodology with the new standard. The Company will adopt ASU 2016-13 effective January 1, 2020. The Company is currently evaluating the impact of this standard on its consolidated financial statements, including accounting policies, processes, and systems, but does not expect the standard will have a material impact on its consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820) (“ASU 2018-13”), which modifies, removes and adds certain disclosure requirements on fair value measurements based on the FASB Concepts Statement, Conceptual Framework for Financial Reporting—Chapter 8: Notes to Financial Statements. The ASU is effective for the Company’s interim and annual reporting periods during the year ending December 31, 2020, and all annual and interim reporting period thereafter. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. Early adoption is permitted upon issuance of ASU 2018-13. An entity is permitted to early adopt any removed or modified disclosures upon issuance of ASU 2018-13 and delay adoption of the additional disclosures until their effective date. The Company early adopted the guidance related to removal of disclosures upon issuance of this ASU and will delay adoption of additional disclosures as permitted under the ASU. The Company does not believe adoption of the guidance will have a significant impact on its condensed consolidated financial statements.

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

3. Condensed Consolidated Financial Statements Details

Long-term Equity Securities

As of June 30, 2019 and December 31, 2018, long-term equity securities consisted of an investment in Rezolute’s common stock of $1.1 million and $0.4 million, respectively (see Note 4). The Company recognized gains of $31,000 and $0.7 million due to the change in fair value of its investment in Rezolute’s common stock in the other income (expense), net line item of the condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2019, respectively, and $0.4 million for the three and six months ended June 30, 2018.

Accrued and Other Liabilities

Accrued and other liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2019	2018
Accrued legal and accounting fees	$169	$396
Accrued restructuring	—	1,361
Accrued incentive compensation	162	152
Accrued payroll and other benefits	107	155
Other	177	318
Total	$615	$2,382

Net Loss Per Share Available to Common Stockholders

Potentially dilutive securities are excluded from the calculation of diluted net loss per share available to common stockholders if their inclusion is anti-dilutive. The following table shows the weighted-average outstanding securities considered anti-dilutive and therefore excluded from the computation of diluted net loss per share available to common stockholders (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Convertible preferred stock	6,256	5,003	6,256	5,003
Common stock options and RSUs	1,934	1,625	1,861	1,635
Warrants for common stock	28	21	27	19
Total	8,218	6,649	8,144	6,657

4. Licensing and Other Arrangements

Novartis – Gevokizumab (VPM087) and IL-1 Beta

On August 24, 2017, the Company and Novartis Pharma AG (“Novartis”) entered into a license agreement (the “XOMA-052 License Agreement”) under which the Company granted to Novartis an exclusive, worldwide, royalty-bearing license to gevokizumab (“VPM087”), a novel anti-Interleukin-1 (“IL-1”) beta allosteric monoclonal antibody and related know-how and patents (altogether, the “XOMA IP”). Under the terms of the XOMA-052 License Agreement, Novartis will be solely responsible for the development and commercialization of VPM087 and products containing VPM087.

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

The Company concluded that the development and regulatory milestone payments are solely dependent on Novartis’ performance and achievement of specified events. The Company determined that it is not probable that a significant cumulative revenue reversal will not occur in future periods for these future payments. Therefore, the development and regulatory milestones are fully constrained and excluded from the transaction price as of June 30, 2019. Any consideration related to commercial milestones (including royalties) will be recognized when the related sales occur as they were determined to relate predominantly to the licenses granted to Novartis and therefore, have also been excluded from the transaction price. At the end of each reporting period, the Company will update its assessment of whether an estimate of variable consideration is constrained and update the estimated transaction price accordingly.

As of June 30, 2019 and December 31, 2018, there were no contract assets or contract liabilities related to this arrangement. None of the costs to obtain or fulfill the contract were capitalized. In addition, the Company did not recognize any revenue related to this arrangement during the three and six months ended June 30, 2019 and 2018.

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

During the year ended December 31, 2017, Novartis International achieved a clinical development milestone pursuant to the License Agreement and, as a result, the Company earned a $10.0 million milestone payment which was recognized as license fees in the consolidated statement of operations and comprehensive income. As of June 30, 2019, the Company is eligible to receive up to a total of $470.0 million in development, regulatory and commercial milestones under the anti-TGFB anti-body agreement.

The Company concluded that the development and regulatory milestone payments are solely dependent on Novartis’ performance and achievement of the specified events. The Company determined that it is not probable that a significant cumulative revenue reversal will not occur in future periods for these future payments. Therefore, the remaining development and regulatory milestones are fully constrained and excluded from the transaction price as of June 30, 2019. Any consideration related to commercial milestones (including royalties) will be recognized when the related sales occur as they were determined to relate predominantly to the licenses granted to Novartis and therefore, have also been excluded from the transaction price. At the end of each reporting period, the Company will update its assessment of whether an estimate of variable consideration is constrained and update the estimated transaction price accordingly.

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

As of June 30, 2019 and December 31, 2018, there were no contract assets or contract liabilities related to this arrangement. None of the costs to obtain or fulfill the contract were capitalized.

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

Rezolute had an option through June 1, 2019 to obtain an exclusive license for their choice of one of the Company’s preclinical monoclonal antibody fragments, including X129 (the “Additional Product Option”), in exchange for a $1.0 million upfront option fee and additional clinical, regulatory and commercial milestone payments to the Company of up to $237.0 million in the aggregate based on the achievement of pre-specified criteria as well as royalties ranging from the high single digits to the mid-teens based on annual net sales.

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

The license agreement and common stock purchase agreement were accounted for as one arrangement because they were entered into at the same time in contemplation of each other. The Company concluded that there are multiple promised goods and services under the combined arrangement, including the license to RZ358, the transfer of RZ358 materials and product data/filing, and the transfer of process and know-how related to RZ358, which were determined to represent one combined performance obligation. The Company determined that the Additional Product Option was not an option with material right because there was no upfront consideration to the Company that would result to an incremental discount for the future opt in payments. Therefore, the Company concluded that the Additional Product Option was not a performance obligation. On June 1, 2019, Rezolute’s right to the Additional Product Option expired unexercised.

On April 3, 2018, the Company determined that the transaction price under the arrangement was $1.8 million, which consisted of the 8,093,010 shares of Rezolute’s common stock valued at $1.0 million, $0.5 million in cash, and reimbursable technology transfer expenses of $0.3 million. During the year ended December 31, 2018, the Company recognized the entire transaction price of $1.8 million as revenue upon completion of the delivery of the licenses and related materials, product data/filing, process and know-how. The change in fair value of Rezolute’s common stock after the contract inception date was due to the form of the consideration and therefore, not included in the transaction price pursuant to the accounting guidance. The Company accounts for the change in the fair value of its investment in Rezolute’s common stock in the other income (expense), net line item of the condensed consolidated statement of operations and comprehensive income (loss).

The Company concluded that the development and regulatory milestone payments are solely dependent on Rezolute’s performance and achievement of the specified events. The Company determined that it is not probable that a significant cumulative revenue reversal will not occur in future periods for these future payments. Therefore, the development and regulatory milestones are fully constrained and excluded from the transaction price as of June 30, 2019 and December 31, 2018. Any consideration related to commercial milestones (including royalties) will be recognized when the related sales occur as they were determined to relate predominantly to the licenses granted to Rezolute and therefore, have also been excluded from the transaction price. At the end of each reporting period, the Company will update its assessment of whether the estimate of variable consideration is constrained and update the estimated transaction price accordingly.

On January 7, 2019, the Company and Rezolute further amended the license agreement and common stock purchase agreement. The parties agreed to replace the issuance of common stock valued at $8.5 million to XOMA upon the closing of the Qualified Financing with a requirement that Rezolute make five future cash payments to XOMA totaling $8.5 million through September 2020 (the “Future Cash Payments”). The amendment also provides for early payment of the Future Cash Payments (only until the $8.5 million is reached) by making cash payments to XOMA equal to 15% of the net proceeds of each future financing following the closing of the Qualified Financing, with such payments to be credited against any remaining unpaid Future Cash Payments in reverse order of their future payment date. In addition, the license agreement amendment revised the amount Rezolute is required to expend on development of RZ358 and related licensed products, revised provisions with respect to Rezolute’s diligence efforts in conducting clinical studies and eliminated XOMA’s right to appoint a member to Rezolute’s board of directors.

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

As of March 31, 2019, Rezolute completed all financing activities, as defined in the license agreement and common stock purchase agreement, and the Company is eligible to receive $8.5 million in future cash payments through September 2020 (in addition to any clinical, regulatory and annual net sales milestone payments and royalties). The Company concluded that the Future Cash Payments are dependent on Rezolute’s ability to raise additional capital through future financing activities. The Company applied the variable consideration constraint to the Future Cash Payments and determined that it is probable that a significant revenue reversal will not occur in future periods for only $2.5 million of the total amount. During the six months ended June 30, 2019, the Company recognized $8.0 million as revenue, which consisted of the $5.5 million consideration due upon the Qualified Financing event and $2.5 million of the Future Cash Payments. As of June 30, 2019, and December 31, 2018, there were no contract assets or contract liabilities related to this arrangement. None of the costs to obtain or fulfill the contract were capitalized. As of June 30, 2019, the Company has an outstanding receivable of $2.5 million representing its original estimate of the Future Cash Payments expected to be received from Rezolute. As of June 30, 2019, the Company re-assessed the Future Cash Payments and determined that no events resulted in a revision of the original estimate and a significant revenue reversal is not probable to occur for the $2.5 million consistent with the previous quarter.

NIAID

Prior to the sale of the Company’s biodefense business discussed in Note 7, the Company performed services under a $64.8 million multiple-year contract funded with federal funds from NIAID (Contract No. HHSN272200800028C), for development of anti-botulinum antibody product candidates. The contract work was being performed on a cost plus fixed fee basis over a three-year period. The Company recognized revenue under the arrangement as the services were performed on a proportional performance basis. Consistent with the Company’s other contracts with the U.S. government, invoices were provisional until finalized. The Company operated under provisional rates from 2010 through 2014, subject to adjustment based on actual rates upon agreement with the government. In 2014, upon completion of NIAID’s review of hours and external expenses, XOMA agreed to exclude certain hours and external expenses resulting in a $0.4 million receivable and $0.8 million deferred revenue balances. As of December 31, 2017, the Company wrote off the $0.4 million receivable from NIAID as the likelihood of collection is remote. The Company classified $0.8 million as contract liabilities on the condensed consolidated balance sheets as of June 30, 2019 and December 31, 2018.

  Sale of Future Revenue Streams

On December 21, 2016, the Company entered into two Royalty Interest Acquisition Agreements (together, the “Acquisition Agreements”) with HCRP. Under the first Acquisition Agreement, the Company sold its right to receive milestone payments and royalties on future sales of products subject to a License Agreement, dated August 18, 2005, between XOMA and Wyeth Pharmaceuticals (subsequently acquired by Pfizer, Inc. (“Pfizer”)) for an upfront cash payment of $6.5 million, plus potential additional payments totaling $4.0 million in the event three specified net sales milestones are met in 2017, 2018 and 2019. Based on actual sales, both the 2017 and 2018 sales milestones were not achieved. The Company remains eligible to receive $2.0 million if the specified net sales milestone is achieved in 2019. Under the second Acquisition Agreement entered into in December 2016, the

Company sold all rights to royalties under an Amended and Restated License Agreement dated October 27, 2006 between XOMA and Dyax Corp. for a cash payment of $11.5 million.

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

The Company recognized $0.3 million and $0.4 million as revenue under units-of-revenue method under these arrangements during the three and six months ended June 30, 2019, respectively. During the three and six months ended June 30, 2018, the Company recognized $43,000 and $0.2 million, respectively, of revenue under the units-of-revenue method. Due to lower than projected product sales, the Company reversed revenue recognized in prior periods under the units-of-revenue method under these arrangements by $0.1 million and $0.2 million during the three and six months ended June 30, 2018, respectively. The change in estimate of product sales resulted in net revenue of $(86,000) and $(25,000) during the three and six months ended June 30, 2018, respectively. As of June 30, 2019, the current and non-current portion of the remaining unearned revenue recognized under units-of-revenue method was $0.9 million and $16.2 million, respectively. As of December 31, 2018, the Company classified $0.5 million and $17.0 million as current and non-current unearned revenue recognized under units-of-revenue method, respectively.

5. Royalty Purchase Agreements

Agenus Royalty Purchase Agreement

On September 20, 2018, the Company entered into a Royalty Purchase Agreement (the “Agenus Royalty Purchase Agreement”) with Agenus, Inc., and certain affiliates (collectively, “Agenus”). Under the Agenus Royalty Purchase Agreement, the Company purchased from Agenus the right to receive 33% of the future royalties on six Incyte immuno-oncology assets, currently in development, due to Agenus from Incyte Europe Sarl (“Incyte”) (net of certain royalties payable by Agenus to a third party) and 10% of all future developmental, regulatory and commercial milestones related to these assets. However, the Company did not have a right to the expected near-term milestone associated with the entry of INCAGN2390 (anti-TIM-3) into its Phase 1 clinical trial. The future royalties due to Agenus from Incyte are based on low-single to mid-teen digit percentage of applicable net sales.

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

As of June 30, 2019 and December 31, 2018, there were no changes to the previously recorded $15.0 million long-term royalty receivables in the condensed consolidated balance sheets. The Company continues to asses that no payments are probable to be received under this agreement in the near term. Under the cost recovery method, the Company does not expect to recognize any income related to milestones and royalties received until the investment of $15.0 million has been fully collected. No impairment was recorded as of June 30, 2019 and December 31, 2018.

Bioasis Royalty Purchase Agreement

On February 25, 2019, the Company entered into a Royalty Purchase Agreement (the “Bioasis Royalty Purchase Agreement”) with Bioasis Technologies Inc. and certain affiliates (collectively “Bioasis”). Under the Bioasis Royalty Purchase Agreement, the

Company purchased potential future milestone and royalty rights from Bioasis for product candidates that are being developed pursuant to a license agreement between Bioasis and Prothena Biosciences Limited. In addition, the Company was granted options to purchase a 1% royalty right on the next two license agreements entered into between Bioasis and third-party licensees subject to certain payments and conditions as well as a right of first negotiation on subsequent Bioasis license agreements with third parties. Upon exercise of the option related to the second license agreement executed by Bioasis, the Company may be obligated to pay up to $0.3 million per licensed product. Upon exercise of the option related to the third license agreement executed by Bioasis, the Company may be obligated to pay up to $0.4 million per licensed product.

Under the terms of the Bioasis Royalty Purchase Agreement, the Company paid $0.3 million and will make contingent future cash payments of up to $0.2 million to Bioasis as the licensed product candidates reach certain development milestones (the “Bioasis Contingent Consideration”).

At the inception of the agreement, the Company recorded $0.4 million as long-term royalty receivables in its condensed consolidated balance sheet, including the estimated fair value of the Bioasis Contingent Consideration of $0.1 million. Future changes in the estimated fair value of the contingent consideration will be recognized in the other income (expense), net line item of the condensed consolidated statement of operations and comprehensive loss. As of June 30, 2019, there was no change in the fair value of the contingent consideration from its initial value and no amounts were paid during the three months ended June 30, 2019.

Under the cost recovery method, the Company does not expect to recognize any income related to milestones and royalties received until the investment has been fully collected. No impairment was recorded as of June 30, 2019.

Royalty Purchase Agreement with Aronora, Inc.

On April 7, 2019, the Company entered into a Royalty Purchase Agreement (the “Aronora Royalty Purchase Agreement”) with Aronora, Inc. (“Aronora”), which closed on June 26, 2019. Under the Aronora Royalty Purchase Agreement, the Company purchased from Aronora the right to receive future royalties and a portion of upfront, milestone, and option payments (the “Non-Royalties”) related to five anti-thrombotic hematology drug candidates. Three candidates are subject to Aronora’s collaboration with Bayer Pharma AG (“Bayer”) (the “Bayer Products”), including one which is subject to an exclusive license option by Bayer. The Company will receive 100% of future royalties and 10% of future Non-Royalties from these Bayer Products. The other two candidates are unpartnered (the “non-Bayer Products”) for which the Company will receive low-single digit percentage of net sales and 10% of Non-Royalties. The future payment percentage for Non-Royalties will be reduced from 10% to 5% upon the Company’s receipt of two times the total cumulative amount of consideration paid by the Company to Aronora.

Under the terms of the Aronora Royalty Purchase Agreement, the Company paid Aronora a $6.0 million upfront payment at the close of the transaction. The Company financed $3.0 million of the upfront payment with a term loan under its Loan and Security Agreement with SVB (see Note 9). The Company will make a contingent future cash payment of $1.0 million for each of the three Bayer Products that are active on September 1, 2019 (up to a total of $3.0 million, the “Aronora Contingent Consideration”). Pursuant to the Aronora Royalty Purchase Agreement, if the Company were to receive $250.0 million in cumulative royalties on net sales per product, the Company would be required to pay associated tiered milestone payments to Aronora in an aggregate amount of up to $85.0 million per product (the “Royalty Milestones”). The Royalty Milestones are paid based upon various royalty tiers prior to reaching $250.0 million in cumulative royalties on net sales per product.  Royalties per product in excess of $250.0 million are retained by the Company.

At the inception of the agreement, the Company recorded $9.0 million as long-term royalty receivables in its condensed consolidated balance sheet, including the estimated fair value of the contingent consideration of $3.0 million for the Aronora Contingent Consideration. Future changes in the estimated fair value of the Aronora Contingent Consideration will be recognized in the other income (expense), net line item of the condensed consolidated statement of operations and comprehensive loss. As of June 30, 2019, there was no change in the fair value of the contingent consideration from its initial value. As the Company receives royalties from Aronora for a product, the Company will recognize the liability for future Royalty Milestones for such product when probable and estimable.

Under the cost recovery method, the Company does not expect to recognize any income related to milestones and royalties received until the investment has been fully collected. No impairment was recorded as of June 30, 2019.

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

The following tables set forth the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as follows (in thousands):

	Fair Value Measurements at June 30, 2019 Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Long-term equity securities	$—	$—	$1,138	$1,138
Liabilities:
Contingent consideration	$—	$—	$3,075	$3,075

	Fair Value Measurements at December 31, 2018 Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Long-term equity securities	$—	$—	$392	$392

During the three-month period ended June 30, 2019, there were no transfers between Level 1, Level 2, or Level 3 assets reported at fair value on a recurring basis.

Long-Term Equity Securities

The following table provides a summary of changes in the estimated fair value of the Company’s Level 3 financial assets for the six months ended June 30, 2019 (in thousands):

Balance at December 31, 2018	$392
Change in fair value	746
Balance at June 30, 2019	$1,138

The equity securities consisted of an investment in Rezolute’s common stock and are classified as long-term assets on the condensed consolidated balance sheets as of June 30, 2019 and December 31, 2018. The changes in fair value during the periods are recorded in the other income (expense), net line item of the condensed consolidated statement of operations and comprehensive loss.

As of June 30, 2019, the Company and its valuation specialist valued the equity securities using the closing price for Rezolute’s common stock traded on the over-the-counter exchange and adjusted for an illiquidity discount. The inputs used to calculate the illiquidity discount are based on observable and unobservable estimates and judgments and therefore is classified as a Level 3 fair value measurement. As the Company has the right and option to sell up to 5,000,000 shares of Rezolute’s common stock back to Rezolute after December 31, 2019 (see Note 4), the fair value of the equity securities was determined by dividing the total shares of Rezolute’s common stock held by the Company into two tranches based on the estimated time to a potential liquidity event.

The estimated fair value of the equity securities was calculated based on the following assumptions as of June 30, 2019:

Closing common stock price on the Over-the-counter (OTC) exchange	$0.20

Tranche 1:
Discount for lack of marketability	20%
Estimated time to liquidity of shares	0.75

Tranche 2:
Discount for lack of marketability	33%
Estimated time to liquidity of shares	1.75

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

Contingent Consideration

The estimated fair value of the contingent consideration liability at the inception of the Bioasis Royalty Purchase Agreement represents the future consideration that is contingent upon the achievement of specified development milestones for a product candidate. The fair value measurement is based on significant Level 3 inputs such as anticipated timelines and probability of achieving development milestones of each licensed product candidate. Changes in the fair value of the liability for contingent consideration will be recorded in the other income (expense), net line item of the condensed consolidated statements of operations and comprehensive income (loss) until settlement. As of June 30, 2019, there were no changes in the estimated fair value of the contingent consideration from its initial value of $0.1 million.

The estimated fair value of the contingent consideration liability at the inception of the Aronora Royalty Purchase Agreement represents the future consideration that is contingent upon the active status of Bayer Product programs on September 1, 2019. The fair value measurement for the contingent consideration is based on significant Level 3 inputs such as management’s expectation for the success and development of each of the products. Changes in the fair value of the liability for contingent consideration will be recorded in the other income (expense), net line item of the condensed consolidated statements of operations and comprehensive income (loss) until settlement. As of June 30, 2019, there were no changes in the estimated fair value of the contingent consideration from its initial value of $3.0 million.

Debt

The estimated fair value of the Company’s outstanding debt is estimated using the net present value of the payments, discounted at an interest rate that is consistent with market interest rates, which is a Level 2 input. The carrying amount and the estimated fair value of the Company’s outstanding long-term debt at June 30, 2019, and December 31, 2018, are as follows (in thousands):

	June 30, 2019		December 31, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Novartis note	$15,569	$15,384	$15,193	$14,825
SVB Loans	10,454	10,454	7,286	7,281
Total	$26,023	$25,838	$22,479	$22,106

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

The Company received $1.0 million and $0.2 million during the three and six months ended June 30, 2018, respectively, which was recognized as other income, net in the condensed consolidated statements of operations and comprehensive loss.

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

As of December 31, 2018, the Company classified the current portion of the combined lease-related liabilities of $1.4 million within accrued and other liabilities and the non-current portion of $0.3 million within long-term other liabilities in its consolidated balance sheet. Upon adoption of ASC 842, the Company consolidated all its lease-related liabilities in the condensed consolidated balance sheet as of January 1, 2019 and reported as operating lease liabilities (see Note 2).

During the three and six months ended June 30, 2019, no lease-related restructuring charges were recognized in the condensed consolidated statements of operations and comprehensive loss. During the three and six months ended June 30, 2018, the Company recorded $0.5 million of restructuring costs in its condensed consolidated statements of operations and comprehensive loss.

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

As of June 30, 2019, both warrants are outstanding. In addition, both warrants may be exercised on a cashless basis and are exercisable within 10 years from the date of issuance or upon the consummation of certain acquisitions of the Company.

In September 2018, the first Term Loan Advance was drawn, and the Company borrowed advances of $7.5 million under the Loan Agreement in connection with the Agenus Royalty Purchase Agreement (see Note 5). The Company recorded a discount of $0.3 million against the debt, which is being amortized to interest expense over the term of the Term Loan Advance using the effective interest method.

In June 2019, a second Term Loan Advance was drawn, and the Company borrowed advances of $3.0 million under the Loan Agreement in connection with the Aronora Royalty Purchase Agreement (see Note 5). The Company recorded a discount of $45,000  against the debt, which is being amortized to interest expense over the term of the Term Loan Advance using the effective interest method.

The Company recorded $0.1 million and $0.2 million of non-cash interest expense resulting from the amortization of the discount and accretion of the final payment for the three and six months ended June 30, 2019, respectively.

As of June 30, 2019, the carrying value of the debt under the Loan Agreement was $10.5 million. Of this amount, $2.7 million is classified as current portion of long-term debt and $7.8 million is classified as long-term debt on the condensed consolidated balance sheet. As of December 31, 2018, the carrying value of the debt under the Loan Agreement was $7.3 million. Of this amount, $0.8 million was classified as current portion of long-term debt and $6.5 million was classified as long-term debt on the consolidated balance sheet.

Novartis Note

In May 2005, the Company executed a secured note agreement (the “Note Agreement”) with Novartis. Under the Note Agreement, the Company borrowed semi-annually to fund up to 75% of the Company’s research and development and commercialization costs under its collaboration arrangement with Novartis, not to exceed $50.0 million in aggregate principal amount. Interest on the principal amount of the loan accrued at six-month LIBOR plus 2%, which was equal to 4.22% at June 30, 2019 is payable semi-annually in June and December of each year. Additionally, the interest rate resets in June and December of each year. At the Company’s election, the semi-annual interest payments could be added to the outstanding principal amount, in lieu of a cash payment, as long as the aggregate principal amount did not exceed $50.0 million. The Company made this election for all interest payments. Loans under the Note Agreement were secured by the Company’s interest in its collaboration with Novartis, including any payments owed to it thereunder.

On September 30, 2015, concurrent with the execution of a license agreement with Novartis International as discussed in Note 4, XOMA and NIBR, who assumed the rights to the note from Novartis Vaccines Diagnostics, Inc. executed an amendment to the Note Agreement (the “Secured Note Amendment”) to extend the maturity date of the note from September 30, 2015 to September 30, 2020, and to eliminate the mandatory prepayment previously required to be made with certain proceeds of pre-tax profits and royalties. In addition, upon achievement of a specified development and regulatory milestone, the then-outstanding principal amount of the note will be reduced by $7.3 million rather than the Company receiving such amount as a cash payment.

On September 22, 2017, in connection with the XOMA-052 License Agreement with Novartis, the Company and NIBR executed an amendment to the Secured Note Amendment to further extend the maturity date of the Secured Note Amendment from September 30, 2020 to September 30, 2022.

As of June 30, 2019 and December 31, 2018, the outstanding principal balance under the Secured Note Amendment was $15.6 million and $15.2 million, respectively, and was included in long-term debt in the accompanying condensed consolidated balance sheets.

Interest Expense

Amortization of debt issuance costs and discounts are included in interest expense. Interest expense in the condensed consolidated statements of operations and comprehensive loss relates to the following debt instruments (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
SVB loans	$236	$12	$477	$12
Novartis note	186	144	372	283
Other	1	22	3	53
Total interest expense	$423	$178	$852	$348

10. Common Stock Warrants

As of June 30, 2019 and December 31, 2018, the following common stock warrants were outstanding:

			Exercise Price	June 30,	December 31,
Issuance Date	Expiration Date	Balance Sheet Classification	per Share	2019	2018
February 2015	February 2020	Stockholders' equity	$66.20	9,063	9,063
February 2016	February 2021	Stockholders' equity	$15.40	8,249	8,249
May 2018	May 2028	Stockholders' equity	$23.69	6,332	6,332
March 2019	March 2029	Stockholders' equity	$14.71	4,845	—
				28,489	23,644

11. Commitments and Contingencies

Collaborative Agreements, Royalties and Milestone Payments

The Company has committed to make potential future milestone payments to third parties as part of licensing and development programs. Payments under these agreements become due and payable only upon the achievement of certain developmental, regulatory and commercial milestones by the Company’s licensees. Because it is uncertain if and when these milestones will be achieved, such contingencies, aggregating up to $7.5 million have not been recorded on the accompanying condensed consolidated balance sheets. The Company is unable to determine precisely when and if payment obligations under the agreements will become due as these obligations are based on milestone events, the achievement of which is subject to a significant number of risks and uncertainties.

Contingent Consideration

Pursuant to the Company’s royalty purchase agreements with Bioasis and Aronora, the Company has committed to pay the Bioasis Contingent Consideration, the Aronora Contingent Consideration and the Royalty Milestones. The Company recorded $0.1 million and $3.0 million for the Bioasis Contingent Consideration and the Aronora Contingent Consideration, respectively, which represent the estimated fair value of these potential future payments at the inception of the agreements. These contingent consideration payments are remeasured at fair value at each reporting period, with changes in fair value recorded in other income (expense), net. The liability for future Royalty Milestones will be recorded when the amounts by product are estimable and probable.

Lease Agreements

The Company leases two facilities in Berkeley, California under operating leases that have a remaining lease term ranging from two to four years. The Company also leases one facility in Emeryville, California under an operating lease that expires in February 2023. The Emeryville lease contains both an option to early terminate the lease and an option to extend the lease for an additional term, however, the Company is not reasonably assured to exercise either option. During 2018, the Company completely vacated both of its leased facilities in Berkeley, California and consolidated all of its personnel in the office facility in Emeryville, California. The Company subleased the leased space in the vacated buildings to four subtenants as of June 30, 2019. As of January 1, 2019, the Company recognized right-of-use assets and lease liabilities for all three operating leases.

The maturity of the Company’s operating lease liabilities as of June 30, 2019 is as follows (in thousands):

Operating
Undiscounted lease payments	Leases
2019 (excluding the six months ended June 30, 2019)	$1,321
2020	2,736
2021	2,268
2022	1,943
2023	620
Thereafter	—
Total undiscounted lease payments	8,888
Present value adjustment	(785)
Total net lease liabilities	$8,103

The Company’s future undiscounted lease payments under operating leases (as defined by prior guidance) as of December 31, 2018 are as follow (in thousands):

Year Ending December 31,	Rent Payments
2019	$4,381
2020	3,923
2021	3,156
2022	2,611
2023	854
Thereafter	—
Total minimum lease payments	$14,925

Rent expense recognized for operating leases was $0.6 million and $1.2 million for the three and six months ended June 30, 2019, respectively. Under the terms of the lease agreements, the Company is also responsible for certain variable lease payments that are not included in the measurement of the lease liability. Variable lease payments for operating leases were $0.4 million and $1.0 million for the three and six months ended June 30, 2019, respectively, including non-lease components such as common area maintenance fees.

The following information represents supplemental disclosure for the statement of cash flows related to operating leases (in thousands):

June 30,
2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows under operating leases	$1,308

The following summarizes additional information related to operating leases (in thousands):

June 30,
2019
Weighted-average remaining lease term
Operating leases	3.43 years
Weighted-average discount rate
Operating leases	5.51%

Sublease Agreements

On November 21, 2017, the Company entered into a non-cancellable sublease agreement for a portion of one of its three leased facilities. The term of the sublease agreement commenced on December 26, 2017. Under the term of the sublease agreement, the Company will receive $5.1 million in base lease payments plus reimbursement of certain operating expenses over the term of the sublease, which ends at the same time as the original lease in April 2023. Under the sublease agreement, the Company’s future sublease income will be equal to the amount required to be paid to the Company’s landlord. In addition, the sublease provides for a tenant improvement allowance of $0.8 million to the subtenant, which was funded by the Company in January 2018. Upon execution of the sublease agreement, the Company recognized a loss on the sublease equal to the tenant improvement allowance. Under the sublease agreement, the sub-lessee executed a standby letter of credit naming the Company as the beneficiary amounting to $1.0 million as security under the sublease in the event of uncured default by the sub-lessee. As of June 30, 2019, the Company has not drawn any funds from the letter of credit as there was no default by the sub-lessee. During the three and six months ended June 30, 2019, the Company recognized $0.4 million and $0.7 million, respectively, of sublease income under this agreement. During the three and six months ended June 30, 2018, the Company recognized $0.4 million and $0.7 million, respectively, of sublease income under this agreement.

On April 14, 2018, the Company entered into a non-cancellable sublease agreement for a portion of one of its three leased facilities. The term of the sublease agreement commenced on May 1, 2018. Under the term of the sublease agreement, the Company will receive $1.1 million in base lease payments plus reimbursement of certain operating expenses over the term of the sublease, which ends at the same time as the original lease in April 2023. Under the sublease agreement, the Company’s future sublease income is less than the amount required to be paid to the Company’s landlord. In addition, the sublease provides for a tenant improvement allowance of $65,000 to the subtenant, and payment of broker commissions of $89,000. Upon execution of the sublease agreement, the Company recognized a loss on the sublease of $0.6 million, which was recorded in the restructuring charges line item of the condensed consolidated statement of operations and comprehensive loss during the three months ended June 30, 2018 (see Note 8). During the three and six months ended June 30, 2019, the Company recognized $0.1 million and $0.2 million, respectively, of sublease income under this agreement. During the three and six months ended June 30, 2018, the Company recognized $0.1 million of sublease income under this agreement.

In October 2018, the Company entered into a non-cancellable sublease agreement for a portion of one of its three leased facilities. The term of the sublease agreement commenced on October 24, 2018. Under the term of the sublease agreement, the Company will receive $1.7 million in base lease payments over the term of the sublease, which ends at the same time as the original lease in May 2021. In addition, the sublease provides for payment of broker commissions of $137,000. During the three and six months ended June 30, 2019, the Company recognized $0.2 million and $0.3 million, respectively, of sublease income under this agreement.

In January 2019, the Company entered into a non-cancellable sublease agreement for a portion of one of its three leased facilities. The term of the sublease agreement commenced on January 18, 2019. Under the term of the sublease agreement, the Company will receive $1.7 million in base lease payments over the term of the sublease, which ends at the same time as the original lease in April 2023. In addition, the sublease provides for a tenant improvement allowance of $91,000 to the subtenant, and payment of broker commissions of $53,000. During the three and six months ended June 30, 2019, the Company recognized $0.1 million and $0.3 million, respectively, of sublease income under this agreement.

The Company’s future cash flows to be received from subleases as of June 30, 2019 and December 31, 2018 is as follows (in thousands):

June 30,
Sublease income	2019
2019 (excluding the six months ended June 30, 2019)	$1,115
2020	2,280
2021	1,906
2022	1,644
2023	556
Total minimum lease payments	$7,501

December 31,
Sublease income	2018(1)
2019	$2,249
2020	2,376
2021	2,006
2022	1,746
2023	592
Total minimum lease payments	$8,969
(1)	Sublease income as of December 31, 2018 includes base lease payments and expected reimbursement of certain operating expenses under executed sublease agreements.

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

The fair value of the stock options granted during the three and six months ended June 30, 2019 and 2018, was estimated based on the following weighted average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Dividend yield	0%	0%	0%	0%
Expected volatility	102%	102%	103%	101%
Risk-free interest rate	2.21%	2.98%	2.51%	2.71%
Expected term	5.60 years	5.55 years	5.60 years	5.60 years

Stock option activity for the six months ended June 30, 2019, was as follows:

	Number of shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at beginning of year	1,624,746	$23.09
Granted	390,814	14.38
Exercised	(25,861)	4.77
Forfeited, expired or cancelled	(37,317)	60.01
Outstanding at end of period	1,952,382	$20.88	7.7	$7,856
Exercisable at end of period	1,246,774	$23.62	7.1	$6,574

The aggregate intrinsic value of stock options exercised during the six months ended June 30, 2019 and 2018 was $0.2 million and $0.9 million, respectively.

The weighted-average grant-date fair value per share of the options granted during the six months ended June 30, 2019 and 2018 was $11.37 and $18.78, respectively.

As of June 30, 2019, $6.8 million of total unrecognized compensation expense related to stock options is expected to be recognized over a weighted average period of 1.9 years.

Performance-Based Stock Options

Stock-based compensation expense associated with the corporate performance-based stock options is recognized if the performance condition is considered probable of achievement using management’s best estimates. As of June 30, 2019, the Company had 41,250 shares remaining related to outstanding performance-based stock options with a grant date fair value of $0.2 million that will vest based solely on the achievement of fiscal year 2019 corporate goals as set by the Compensation Committee of the Company’s Board of Directors. For the six months ended June 30, 2019, the Company determined that all remaining options were probable of achievement in fiscal year 2019 and therefore the related expense of $56,000 and $0.1 million was recognized during the three and six months ended June 30, 2019, respectively. As of June 30, 2019, there was $0.1 million unrecognized compensation costs related to these outstanding performance-based stock options.

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

For the six months ended June 30, 2019, all remaining RSUs were forfeited and there was no unvested balance as of June 30, 2019.

Stock-based Compensation Expense

The following table shows total stock-based compensation expense for stock options, RSUs and ESPP in the condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Research and development	$59	$95	$108	$199
General and administrative	952	675	2,631	1,987
Total stock-based compensation expense	$1,011	$770	$2,739	$2,186

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

All Series Y convertible preferred shares were issued to Biotechnology Value Fund, L.P. (“BVF”). One of the Company’s Directors, Matthew Perry, is the President of BVF. Each share of Series Y convertible preferred stock has a stated value of $13,000 per share and is convertible into 1,000 shares of registered common stock based on a conversion price of $13.00 per share of common stock. The total number of shares of common stock issuable upon conversion of all issued Series Y convertible preferred stock would be 1,252,772 shares. Each share is convertible at the option of the holder at any time, provided that the holder will be prohibited from converting into common stock if, as a result of such conversion, the holder, together with its affiliates, would beneficially own a number of shares above a conversion blocker, which is initially set at 19.99% of the total common stock then issued and outstanding immediately following the conversion of such shares. As of June 30, 2019, BVF owned approximately 20.59% of the Company’s total outstanding shares of common stock, and if all of the Series X and Series Y convertible preferred shares were converted, BVF would own 53.74% of the Company’s total outstanding shares of common stock. As of June 30, 2019, none of the preferred stock has been converted into shares of the Company’s common stock.

Biotechnology Value Fund Financing 2017

In February 2017, the Company sold 1,200,000 shares of its common stock and 5,003 shares of Series X convertible preferred stock directly to BVF in a registered direct offering, for aggregate net cash proceeds of $24.8 million.

BVF purchased the shares of common stock from the Company at a price of $4.03 per share, the closing stock price on the date of purchase. Each share of Series X convertible preferred stock has a stated value of $4,030 per share and is convertible into 1,000 shares of registered common stock based on a conversion price of $4.03 per share of common stock. The total number of shares of common stock issuable upon conversion of all issued Series X convertible preferred stock would be 5,003,000 shares. Each share is convertible at the option of the holder at any time, provided that the holder will be prohibited from converting into common stock if, as a result of such conversion, the holder, together with its affiliates, would beneficially own a number of shares above a conversion blocker, which is initially set at 19.99% of the total common stock then issued and outstanding immediately following the conversion of such shares.

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

2018 ATM Agreement

On December 18, 2018, the Company entered into an At The Market Issuance Sales Agreement (the “2018 ATM Agreement”) with H.C. Wainwright & Co., LLC (“HCW”), under which the Company may offer and sell from time to time at its sole discretion shares of its common stock through HCW as its sales agent, in an aggregate amount not to exceed $30.0 million. HCW may sell the shares by any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 of the Securities Act, and will use its commercially reasonable efforts consistent with its normal trading and sales practices to sell the shares up to the amount specified. The Company will pay HCW a commission of 3% of the gross proceeds of any shares of common stock sold under the 2018 ATM Agreement. No shares were sold under the 2018 ATM Agreement during the three and six months ended June 30, 2019.

14. Income Taxes

No provision was made for federal income tax since the Company is forecasting a loss for fiscal year 2019. As the Company continues to maintain a full valuation allowance against its U.S. net deferred tax assets, no income tax benefit is being recorded for any U.S. losses.

15. Subsequent Events

Rezolute

In July 2019, Rezolute raised an additional $20.0 million related to its January 2019 preferred stock financing. As a result, as discussed in Note 4, the Company is entitled to receive 15% of the net proceeds, or $2.9 million, which will be credited against the portion of Future Cash Payments due in 2020.

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

On January 30, 2019, Rezolute closed a preferred stock financing activity for gross proceeds of $25.0 million, which triggered the Qualified Financing defined under the amended common stock purchase agreement between us and Rezolute. As such, pursuant to the amended terms of the agreement with Rezolute, we received cash of $5.5 million. In addition, in February 2019, we received the reimbursable technology transfer expenses of $0.3 million from Rezolute. On June 1, 2019, Rezolute’s right to obtain a license to one of our preclinical monoclonal antibody fragments expired unexercised.

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

Aronora

On April 7, 2019 we entered into a Royalty Purchase Agreement with Aronora, Inc. (the “Aronora Royalty Purchase Agreement”), a private research and development company headquartered in Portland, Oregon (“Aronora”). Under the agreement, we purchased from Aronora the rights to potential royalty and a portion of upfront, milestone, and option payments associated with five anti-thrombotic hematology drug products in development: three candidates subject to Aronora’s collaboration with Bayer Pharma AG (“Bayer”) (the “Bayer Products”) and two additional early stage candidates (the “non-Bayer Products”).

Under the terms of the agreement, we made a $6.0 million upfront payment to Aronora when the transaction closed on June 26, 2019, and are required to make an additional $1.0 million payment for each of the three Bayer Products that are active as of September 1, 2019 (up to a total of $3.0 million). Pursuant to the Aronora Royalty Purchase Agreement, if we were to receive $250.0 million in cumulative royalties on net sales per product, we would be required to pay associated tiered milestones payments to Aronora in an aggregate amount of up to $85.0 million per product.  The tiered milestones are paid based upon various royalty tiers prior to reaching $250.0 million in cumulative royalties on net sales per product.  We will retain royalties per product in excess of $250.0 million. We will receive, on average, low single-digit royalties on future sales of the of the Bayer Products and 10% of all future developmental, regulatory and sales milestones related to the Bayer Products. In addition, we purchased from Aronora the right to receive low-single digit percentage of net sales of the non-Bayer Products and 10% of all future payments, including upfront payments, option payments and developmental, regulatory and sales milestone payments on potential future sales of the non-Bayer Products.

Silicon Valley Bank Loan Agreement

In May 2018, we executed a Loan and Security Agreement (the “Loan Agreement”) with SVB. Under the Loan Agreement, upon our request, SVB may make advances available to us up to $20.0 million. In March 2019, we and SVB amended the Loan Agreement to extend the Draw Period from March 31, 2019 to March 31, 2020. In connection with the amendment, we issued a second warrant to SVB which is exercisable in whole or in part for up to an aggregate of 4,845 shares of common stock with an exercise price of $14.71 per share. The warrant may be exercised on a cashless basis and is exercisable within 10 years from the date of issuance or upon the consummation of certain acquisitions of XOMA. As of June 30, 2019, we had an outstanding balance of $10.5 million under the Loan Agreement.

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

Critical Accounting Policies

Critical accounting policies are those that require significant judgment and/or estimates by management at the time that the financial statements are prepared such that materially different results might have been reported if other assumptions had been made. We consider certain accounting policies including, but not limited to, those related to revenue recognition, and stock-based compensation to be critical policies. Except for the adoption of the new lease accounting standard on January 1, 2019, as described below and in Note 2 to the Condensed Consolidated Financial Statements, there have been no significant changes in our critical accounting policies during the six months ended June 30, 2019, as compared with those previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on March 7, 2019.

Leases

On January 1, 2019, we adopted ASC Topic 842, Leases (“ASC 842”) using the optional transition method and applied the standard only to leases that existed at that date. Under the optional transition method, we do not need to restate the comparative periods in transition and will continue to present financial information and disclosures for periods before January 1, 2019 in accordance with ASC Topic 840. We have elected the package of practical expedients allowed under ASC Topic 842, which permits us to account for our existing operating leases as operating leases under the new guidance, without reassessing our prior conclusions about lease identification, lease classification and initial direct cost. As a result of the adoption of the new lease accounting guidance, we recognized on January 1, 2019 operating lease right-of-use assets of $7.4 million and operating lease liabilities of $9.2 million.

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

Rent expense for operating leases is recognized on a straight-line basis, unless the right-of-use asset has been impaired, over the reasonably assured lease term based on the total lease payments and is included in operating expenses in the condensed consolidated statements of operations and comprehensive income (loss).

For operating leases that reflect impairment, we will recognize the amortization of the right-of-use asset on a straight-lined basis over the remaining lease term with rent expense still included in operating expenses in the condensed consolidated statements of operations and comprehensive income (loss).

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

Results of Operations

Revenues

Total revenues for the three and six months ended June 30, 2019 and 2018, were as follows (in thousands):

	Three Months Ended June 30,		2018-2019	Six Months Ended June 30,		2018-2019
	2019	2018	Change	2019	2018	Change
Revenue from contracts with customers	$625	$2,341	$(1,716)	$8,651	$2,743	$5,908
Revenue recognized under units-of-revenue method	337	(86)	423	442	(25)	467
Total revenues	$962	$2,255	$(1,293)	$9,093	$2,718	$6,375

Revenue from Contracts with Customers

Revenue from contracts with customers includes upfront fees, milestone payments and royalties related to the out-licensing of our product candidates and technologies. The decrease for the three months ended June 30, 2019, as compared to the same period in 2018, was primarily due to $1.8 million recognized under our license agreement with Rezolute in the second quarter of 2018. The increase for the six months ended June 30, 2019, as compared to the same period in 2018, was primarily due to $8.0 million of license fee revenue recognized under our license agreement with Rezolute in the first quarter of 2019.

Revenue recognized under units-of-revenue method

Revenues include the amortization of unearned revenue from the sale of royalty interests to HealthCare Royalty Partners II, L.P.  in December 2016. The increase in revenues for the three and six months ended June 30, 2019, as compared to the same periods in 2018, was primarily due to the sales of the Shire product underlying the Dyax Corp. license agreement. This product was approved in the third quarter of 2018, and we began recognizing revenue under the units-of-revenue method due to the sales of the approved product in the corresponding period. In addition, due to lower than projected sales of Trumenba, during the three and six months ended June 30, 2018, we reversed revenue recognized in prior periods under the units-of-revenue method under these arrangements by $129,000 and $222,000 during the three and six months ended June 30, 2018, respectively. The change in estimate of product sales resulted in net revenue of ($86,000) and ($25,000) during the three and six months ended June 30, 2018, respectively.

The generation of future revenues related to licenses, milestones, and royalties is dependent on our ability to attract new licensees to our antibody technologies, and the achievement of milestones or product sales by our existing licensees.

Research and Development Expenses

Research and development (“R&D”) expenses were $0.7 million and $1.0 million for the three and six months ended June 30, 2019, compared with $0.4 million and $0.8 million for the same periods in 2018. The increase of $0.3 million for the three months ended June 30, 2019, compared to the same period of 2018, was primarily due to a $0.5 million pass-through license fee incurred based on the achievement of a development milestone by one of our partners, partially offset by a $0.1 million decrease in salary and related expenses. The increase of $0.2 million for the six months ended June 30, 2019, compared to the same period of 2018, was primarily due to a $0.5 million pass-through license fee, partially offset by a $0.3 million decrease in salary and related expenses.

We expect our R&D spending during the remainder of 2019 to remain comparable to 2018 levels.

General and Administrative Expenses

General and administrative (“G&A”) expenses include salaries and related personnel costs, facilities costs and professional fees. G&A expenses were $4.9 million and $10.9 million for the three and six months ended June 30, 2019, compared with $4.4 million and $9.6 million for the same periods in 2018. The increase of $0.5 million for the three months ended June 30, 2019, as compared to the same period of 2018, was primarily due to increases of $0.3 million in stock-based compensation expense and $0.2 million in legal and accounting expenses. The increase of $1.3 million for the six months ended June 30, 2019, as compared to the same period of 2018, was primarily due to increases of $0.6 million in stock-based compensation expense, $0.3 million in operating expenses for our building leases, and $0.2 million in investor communication expense.

To support our royalty aggregator business model, we engage third parties to assist in our evaluation of potential acquisitions of milestone and royalty streams. While we expect our personnel related costs during the remainder of 2019 to be comparable with 2018, consulting expenses may increase in response to an increase in the volume of acquisition targets evaluated or completed.

Other Income (Expense)

Interest Expense

Amortization of debt issuance costs and discounts are included in interest expense. Interest expense is shown below for the three and six months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended June 30,		2018-2019	Six Months Ended June 30,		2018-2019
	2019	2018	Change	2019	2018	Change
SVB loans	$236	$12	$224	$477	$12	$465
Novartis note	186	144	42	372	283	89
Other	1	22	(21)	3	53	(50)
Total interest expense	$423	$178	$245	$852	$348	$504

The increase in interest expense compared with 2018 is primarily due to the outstanding SVB loan balance. On May 7, 2018, we executed a loan agreement with SVB and in September of 2018 we borrowed advances of $7.5 million. In June of 2019, in connection with the Aronora Royalty Purchase Agreement, we borrowed an additional $3.0 million.  We expect our interest expense to increase for the remainder of 2019 related to the outstanding SVB loan balance and increased interest rates, and to increase further if we choose to access additional funds.

Other Income, Net

The following table shows the activity in other income, net for the three and six months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended June 30,		2018-2019	Six Months Ended June 30,		2018-2019
	2019	2018	Change	2019	2018	Change
Other income, net
Income under the agreement with Ology Bioservices	$—	$1,000	$(1,000)	$—	$2,000	$(2,000)
Sublease income	775	424	351	1,529	779	750
Change in fair value of long-term equity securities	31	(402)	433	746	(402)	1,148
Other	256	200	56	513	346	167
Total other income, net	$1,062	$1,222	$(160)	$2,788	$2,723	$65

During the six months ended June 30, 2019 and 2018, we held long-term equity securities which consisted of shares of Rezolute’s common stock. As of June 30, 2019 and 2018, we revalued the fair value of the long-term equity securities and we recognized a gain of $0.7 million and a loss of $0.4 million, respectively. During the six months ended June 30, 2019, we were party to four sublease agreements, compared with two sublease agreements for the same period of 2018. The income under the agreement with Ology Bioservices was due to payments we received from Ology Bioservices during the three and six months ended June 30, 2018 related to the disposition of our biodefense business in March 2016. The final payment was received in July 2018 and no further payments are due.

Provision for Income Taxes

No provision was made for federal income tax since we are forecasting a loss for fiscal year 2019. As we continue to maintain a full valuation allowance against our U.S. net deferred tax assets, no income tax benefit is being recorded for any U.S. losses.

Liquidity and Capital Resources

The following table summarizes our cash, our working capital and our cash flow activities for each of the periods presented (in thousands):

	June 30,	December 31,
	2019	2018	Change
Cash	$42,327	$45,780	$(3,453)
Working capital	$33,843	$41,923	$(8,080)

	Six Months Ended June 30,		2018-2019
	2019	2018	Change
Net cash provided by (used in) operating activities	$64	$(7,188)	$7,252
Net cash used in investing activities	(6,300)	—	(6,300)
Net cash provided by financing activities	2,783	2,387	396
Effect of exchange rate changes on cash	—	20	(20)
Net decrease in cash	$(3,453)	$(4,781)	$1,328

Cash Provided by (Used in) Operating Activities

The change in net cash from operating activities for the six months ended June 30, 2019, as compared with the same period in 2018, was primarily due to the $5.5 million cash receipts under the license and common stock purchase agreement with Rezolute in the first quarter of 2019.

Cash Used in Investing Activities

Net cash used in investing activities for the six months ended June 30, 2019 was due to the purchases of milestone and royalty rights of $6.3 million in connection with the Bioasis Royalty Purchase Agreement executed in February 2019 and the Aronora Royalty Purchase Agreement executed in April 2019.

Cash Provided by Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2019 of $2.8 million was primarily related to proceeds received under the Loan Agreement of $3.0 million.

Net cash provided by financing activities for the six months ended June 30, 2018 of $2.4 million was primarily related to the sale of common stock for net proceeds of $2.3 million.

SVB Loan Agreement

On May 7, 2018 (the “Effective Date”), we executed the Loan Agreement with SVB. Under the Loan Agreement, upon our request, SVB may make advances (each, a “Term Loan Advance”) available to us up to $20.0 million (the “Term Loan”). We may borrow advances under the Term Loan until the earlier of March 31, 2020 or an event of default (the “Draw Period”). In the event of a default related to our note agreement with Novartis Pharma AG (“Novartis”), SVB’s obligation to make any credit extensions to us under the Loan Agreement will immediately terminate. As of June 30, 2019, we have borrowed advances of $10.5 million under the Loan Agreement. The interest rate is calculated at a rate equal to the greater of (i) 4.75%, and (ii) 0.25% plus the prime rate as reported from time to time in The Wall Street Journal.

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

2018 ATM Agreement

On December 18, 2018, we entered into the 2018 ATM Agreement with H.C. Wainwright & Co., LLC (“HCW”), under which we may offer and sell from time to time at our sole discretion shares of our common stock through HCW as our sales agent, in an aggregate amount not to exceed $30.0 million. HCW may sell the shares by any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 of the Securities Act and will use its commercially reasonable efforts consistent with its normal trading and sales practices to sell the shares up to the amount specified. We will pay HCW a commission of 3% of the gross proceeds of any shares of common stock sold under the 2018 ATM Agreement. No shares were sold under the 2018 ATM Agreement during the three and six months ended June 30, 2019.

*        *        *

We have incurred significant operating losses since our inception and have an accumulated deficit of $1.2 billion as of June 30, 2019. As of June 30, 2019, we had $42.3 million in cash, which we anticipate will enable us to maintain our operations for a period of at least 12 months following the filing date of this report.

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

Contingent Consideration

Pursuant to the Bioasis Royalty Purchase Agreement, we have committed to pay contingent consideration of up to $0.2 million to Bioasis as the licensed product candidates reach certain development milestones. We recorded the contingent consideration at $0.1 million, which represents the estimated fair value of potential future payments at the inception of the agreement.

Pursuant to the Aronora Royalty Purchase Agreement, we have committed to pay contingent consideration of up to $3.0 million for the achievement of an active status for the three Bayer Products at September 1, 2019. In addition, if we were to receive $250.0 million in cumulative royalties on net sales per product, we would be required to pay associated tiered milestones payments to Aronora in an aggregate amount of up to $85.0 million per product.  The tiered milestones are paid based upon various royalty tiers prior to reaching $250.0 million in cumulative royalties on net sales per product.  We will retain royalties per product in excess of $250.0 million. We recorded the contingent consideration related to the Bayer Products at $3.0 million, which represents the estimated fair value of potential future payments at the inception of the agreement.

The contingent consideration will be remeasured at fair value at each reporting period, with changes in the fair value recorded in the other income (expense), net line item of our condensed consolidated statement of operations and comprehensive income (loss). As of June 30, 2019, there were no changes in the estimated fair value of the contingent consideration from its initial value.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Controls and Procedures

We have established disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act. Our Chief Executive Officer and our Chief Financial Officer have concluded, based on the evaluation of the effectiveness of our disclosure controls and procedures by our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, as of the end of the period covered by this report, that our disclosure controls and procedures were effective at the reasonable assurance level.

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

We are engaged in a continual review of opportunities to acquire future royalties, milestones and other payments related to drug development and sales as part of our royalty aggregator strategy or to acquire companies that hold royalty assets. Generally, at any time, we seek to have acquisition opportunities in various stages of active review, including, for example, our engagement of consultants and advisors to analyze particular opportunities, technical, financial and other confidential information, submission of indications of interest and involvement as a bidder in competitive auctions. Many potential acquisition targets do not meet our criteria, and for those that do, we may face significant competition for these acquisitions from other royalty buyers and enterprises. Competition for future asset acquisition opportunities in our markets could increase the price we pay for such assets and could reduce the number of potential acquisition targets. The success of our acquisitions is based on our ability to make accurate assumptions regarding the valuation, timing and amount of potential future royalty and milestone payments as well as the viability of the underlying technology. The failure of any of these acquisitions to produce anticipated revenues may materially and adversely affect our financial condition and results of operations.

Some of these acquisitions may expose us to credit risk in the event of a default by or bankruptcy of the licensor(s) or licensee(s) that are parties to the applicable license agreement(s) covering the potential milestone and royalty streams being acquired. While we generally try to structure our potential receipt of potential milestone and royalty payments to minimize the risk associated with such a default or bankruptcy, there can be no assurance that any such default or bankruptcy will not adversely affect our ability to receive future potential royalty and/or milestone payments. To mitigate this risk, on occasion, we may obtain a security interest as collateral in such royalty, milestone and other payments. Our credit risk in respect of such counterparty may be exacerbated when the collateral held by us cannot be realized upon or is liquidated at prices not sufficient to recover the full amount we are due pursuant to the terms of the particular assets. This could occur in circumstances where the original collateral was not sufficient to cover a complete loss (e.g., our interests were only partially secured) or may result from the deterioration in value of the collateral, so that, in either such case, we are unable to recuperate our full capital outlay. Any such losses resulting therefrom could materially and adversely affect our financial condition and results of operations.

Many of our potential royalty acquisitions may be associated with drug products that are in clinical development and have not yet been commercialized.  To the extent that such products are not successfully developed and commercialized, our financial condition and results of operations may be negatively impacted.

As part of our royalty aggregator strategy, we will likely purchase future milestone and royalty streams associated with drug products which are in clinical development and have not yet been commercialized. To the extent that any such drug products are not successfully developed and subsequently commercialized, the value of our acquired potential milestone and royalty streams will be negatively affected. The ultimate success of our royalty aggregator strategy will depend on our ability to properly identify and acquire high quality products and the ability of the applicable counterparty to innovate, develop and commercialize their products, in increasingly competitive and highly regulated markets. Their inability to do so would negatively affect our ability to receive royalty and/or milestone payments. In addition, we are dependent, to a large extent, on third parties to enforce certain rights for our benefit, such as protection of a patent estate, adequate reporting and other protections, and their failure to do so would negatively impact our financial condition and results of operation.

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

Although we intend to regularly exercise our royalty audit rights as necessary and to the extent available, we rely in the first instance on our licensees and royalty-agreement counterparties to accurately report the achievement of milestones and royalty sales and calculate and pay applicable milestones and royalties and, upon exercise of such royalty and other audit rights, we rely on licensees' and royalty-agreement counterparties' cooperation in performing such audits. In the absence of such cooperation, we may be forced to incur expenses to exercise legal remedies, if available, to enforce our agreements.

The lack of liquidity of our acquisitions of future potential milestones and royalties may adversely affect our business and, if we need to sell any of our acquired assets, we may not be able to do so at a favorable price, if at all. As a result, we may suffer losses.

We generally acquire milestone and royalty rights that have limited secondary resale markets and may be subject to transfer restrictions. The illiquidity of most of our intellectual property related assets may make it difficult for us to dispose of them at a favorable price if at all and, as a result, we may suffer losses if we are required to dispose of any or all such assets in a liquidation or otherwise. In addition, if we liquidate all or a portion of our purchased potential future milestone and/or royalty stream interests quickly or relating to a liquidation, we may realize significantly less than the value at which we had previously recorded these interests.

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

With the exception of the year ended December 31, 2017, we have incurred significant operating losses and negative cash flows from operations since our inception. For the three and six months ended June 30, 2019, we had net losses of $4.1 million and $0.8 million, respectively. For the three and six months ended June 30, 2018, we had net losses of $1.9 million and $5.8 million, respectively. As of June 30, 2019, we had an accumulated deficit of $1.2 billion. We do not know whether we will ever achieve sustained profitability or whether cash flow from future operations will be sufficient to meet our needs.

To date, we have financed our operations primarily through the sale of equity securities and debt and royalty interests, and collaboration and licensing arrangements. The size of our future net losses will depend, in part, on the rate of our future expenditures and our and our partners’ ability to generate revenues. If our partners’ product candidates are not successfully developed or commercialized by our licensees, or if revenues are insufficient following regulatory approval, we will not achieve profitability and our business may fail. Our ability to achieve profitability is dependent in large part on the success of our and our licensees’ ability to license product candidates, and the success of our licensees’ development programs, both of which are uncertain. Our success is also dependent on our licensees obtaining regulatory approval to market product candidates which may not materialize or prove to be successful.

Our new strategy may require us to raise additional funds to acquire milestone and royalty interests; we cannot be certain that funds will be available or available at an acceptable cost of capital, and if they are not available, we may be unsuccessful in acquiring milestone and royalty interests to sustain the business in the future.

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

We have significantly restructured our business and revised our business plan and there are no assurances that we will be able to successfully implement our revised business plan or successfully operate as a royalty aggregator.

We have historically been focused on discovering and developing innovative therapeutics derived from our unique platform of antibody technologies. We have now become a royalty aggregator where we focus on expanding our pipeline of fully-funded programs by out-licensing our internally developed product candidates and acquiring potential milestone and royalty revenue streams on additional drug product candidates. Our strategy is based on a number of factors and assumptions, some of which are not within our control, such as the actions of third parties. There can be no assurance that we will be able to successfully execute all or any elements of our strategy, or that our ability to successfully execute our strategy will be unaffected by external factors. If we are unsuccessful in acquiring potential milestone and royalty revenue streams on additional drug product candidates, or those acquisitions do not perform to our expectations, our financial performance and balance sheet could be adversely affected.

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

Third parties provide services in connection with preclinical and clinical development programs, including in vitro and in vivo studies, assay and reagent development, immunohistochemistry, toxicology, pharmacokinetics, clinical trial support, manufacturing and other outsourced activities. If these service providers do not adequately perform the services for which we or our licensees have contracted, or cease to continue operations, and we are not able to find a replacement provider quickly or we lose information or items associated with our drug product candidates, our development programs and receipt of any potential resulting income may be delayed.

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

Failure of our licensees’ product candidates to meet current Good Manufacturing Practices standards may subject our licensees to delays in regulatory approval and penalties for noncompliance.

Our licensees may rely on third party manufacturers and such contract manufacturers are required to produce clinical product candidates under current Good Manufacturing Practices (“cGMP”) to meet acceptable standards for use in clinical trials and for commercial sale, as applicable. If such standards change, the ability of contract manufacturers to produce our and our licensees’ drug product candidates on the schedule required for our clinical trials or to meet commercial requirements may be affected. In addition, contract manufacturers may not perform their obligations under their agreements with our licensees or may discontinue their business before the time required by us to successfully produce clinical and commercial supplies of our licensees’ product candidates.

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

There can be no assurance that the market price of our common stock will not decline below its present market price or that there will be an active trading market for our common stock. The market prices of biotechnology companies have been and are likely to continue to be highly volatile. Fluctuations in our operating results and general market conditions for biotechnology stocks could have a significant impact on the volatility of our common stock price. We have experienced significant volatility in the price of our common stock. From January 1, 2019, through August 2, 2019, the share price of our common stock has ranged from a high of $20.29 to a low of $11.50. Additionally, we have two significant holders of our stock that could affect the liquidity of our stock and have a significant negative impact on our stock price if one or both of the holders were to quickly sell their ownership positions.

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

We may issue additional equity securities and thereby materially and adversely affect the price of our common stock. In addition, under certain circumstances each share of outstanding Series X and Series Y preferred stock could be converted into 1,000 shares of common stock which could cause a substantial dilution to our earnings per share and a change in the majority voting control of our company, if enough of such preferred shares are converted to common shares.

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

We are authorized to issue, without stockholder approval, 1,000,000 shares of preferred stock, of which 5,003 shares of Series X preferred stock and 1,252.772 shares of Series Y preferred stock were issued and outstanding as of June 30, 2019. Each share of Series X and Series Y is convertible into 1,000 shares of registered common stock based on a conversion price of $4.03 per share and $13.00 per share of common stock, respectively. The total number of shares of common stock issuable upon conversion of all issued Series X and Series Y convertible preferred stock would be 6,255,772 shares. Each share is convertible at the option of the holder at any time, provided that the holder will be prohibited from converting into common stock if, as a result of such conversion, the holder, together with its affiliates, would beneficially own a number of shares above a conversion blocker, which is initially set at 19.99% of our total common stock then issued and outstanding immediately following the conversion of such shares. A holder of Series X or Y preferred shares may elect to increase or decrease the conversion blocker above or below 19.99% on 61 days’ notice, provided the conversion blocker does not exceed the limits under Nasdaq Marketplace Rule 5635(b), to the extent then applicable. If holders of our Series X and Series Y convertible preferred stock elect to convert their preferred shares into common stock, such conversion would dilute our currently outstanding common stock both in number and in earnings per share. BVF (and its affiliates), as current holders of all shares of our Series X and Series Y preferred stock, would, if they converted all such shares to common stock, obtain majority voting control of the company.

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

In order to raise additional funds to support our operations, we may sell additional equity or convertible debt securities, which would result in dilution to our stockholders and/or debt securities which may impose restrictive covenants that would adversely impact our business. The sale of additional equity or convertible debt securities could result in the issuance of additional shares of our capital stock and dilution to all of our stockholders. The incurrence of indebtedness would result in increased fixed payment obligations and could also result in certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. If we are unable to expand our operations or otherwise capitalize on our business opportunities, our business, financial condition and results of operations could be materially adversely affected and we may not be able to meet our debt service obligations.

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

We intend to pursue a strategy to out-license all of our product candidates in order to provide for potential payments, funding and/or royalties on future product sales. The out-license agreements may be structured to share in the proceeds received by a licensee as a result of further development or commercialization of the product candidates. We may not be successful in entering into out-licensing agreements with favorable terms as a result of factors, many of which are outside of our control. These factors include:

•	research and spending priorities of potential licensing partners;
•	willingness of, and the resources available to, pharmaceutical and biotechnology companies to in-license product candidates to fill their clinical pipelines; or
•	our inability to generate proof-of-concept data and to agree with a potential partner on the value of our product candidates, or on the related terms.

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

Developments by others may render our licensees’ product candidates or technologies obsolete or uncompetitive. Technologies developed and utilized by the biotechnology and pharmaceutical industries are changing continuously and substantially. Competition in antibody-based technologies is intense and is expected to increase in the future as a number of established biotechnology firms and large chemical and pharmaceutical companies advance in these fields. Many of these competitors may be able to develop products and processes competitive with or superior to our and our licensees for many reasons, including that they may have:

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

Even if product candidates in which we have an interest receive approval in the future, they may not be accepted in the marketplace. In addition, our licensees may experience difficulties in launching new products, many of which are novel and based on technologies that are unfamiliar to the healthcare community. We have no assurance healthcare providers and patients will accept such products, if developed. Similarly, physicians may not accept a product if they believe other products to be more effective or more cost effective or are more comfortable prescribing other products.

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

The U.S. Federal Courts, the U.S. Patent & Trademark Office or equivalent national courts or patent offices elsewhere may invalidate our patents or find them unenforceable. The America Invents Act introduced post-grant review procedures subjecting U.S. patents to post-grant review procedures similar to European oppositions. U.S. patents owned or licensed by us or our licensees may therefore be subject to post-grant review procedures, as well as other forms of review and re-examination. A decision in such proceedings adverse to our interests could result in the loss of valuable patent rights, which would have a material adverse effect on our business. In addition, the laws of foreign countries may not protect our intellectual property rights effectively or to the same extent as the laws of the United States.

If our intellectual property rights are not protected adequately, our licensees may not be able to commercialize our technologies or products, and our competitors could commercialize our technologies or products, which could result in a decrease in our licensees’ sales and market share that would harm our business and operating results. Specifically, the patent position of biotechnology companies generally is highly uncertain and involves complex legal and factual questions. The legal standards governing the validity of biotechnology patents are in transition, and current defenses as to issued biotechnology patents may not be adequate in the future. Accordingly, there is uncertainty as to:

•

whether any pending or future patent applications held by us or our partners will result in an issued patent, or whether issued patents will provide meaningful protection against competitors or competitive technologies;

•

whether competitors will be able to design around our or our partners’ patents or develop and obtain patent protection for technologies, designs or methods that are more effective than those covered by our patents and patent applications; or

•

the extent to which our or our partners’ product candidates could infringe on the intellectual property rights of others, which may lead to costly litigation, result in the payment of substantial damages or royalties, and prevent our licensees from using our technology or product candidates.

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

We may be required to engage in litigation or other proceedings to protect our intellectual property and/or enforce our contractual rights against former or current licensees or third-parties, including third-party collaborators of such licensees. The cost to us of this litigation, even if resolved in our favor, could be substantial. Such litigation and any negotiations leading up to it also could divert management’s attention and resources. If this litigation is resolved against us, we may lose the value associated with contract rights contained in our arrangements with licensees and third-parties, our patents may be declared invalid, and we could be held liable for significant damages.  While it is our current plan to pursue, on a selective basis, potential material contractual breaches against licensees and third-parties (including third-party collaborators of licensees) and/or infringement of our intellectual property rights or technology, there can be no assurance that any such enforcement actions will be successful, or if successful, the timing of such success or that we will have sufficient capital to prosecute any such actions to a successful conclusion.

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

We had 11 employees as of August 2, 2019. We may require additional experienced executive, accounting, legal, administrative and other personnel from time to time in the future. There is intense competition for the services of these personnel, especially in California. Moreover, we expect that the high cost of living in the San Francisco Bay Area, where our headquarters are located, may impair our ability to attract and retain employees in the future. If we do not succeed in attracting new personnel and retaining and motivating existing personnel, our business may suffer and we may be unable to implement our current initiatives or grow effectively.

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

Shareholder and private lawsuits, and potential similar or related lawsuits, could result in substantial damages, divert management’s time and attention from our business, and have a material adverse effect on our results of operations.

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

It is possible that suits will be filed, or allegations received from stockholders, naming us and/or our officers and directors as defendants. These potential lawsuits are subject to inherent uncertainties, and the actual defense and disposition costs will depend upon many unknown factors. The outcome of these lawsuits is uncertain. We could be forced to expend significant resources in the defense of these suits and we may not prevail. In addition, we may incur substantial legal fees and costs in connection with these lawsuits. It is possible that we could, in the future, incur judgments or enter into settlements of claims for monetary damages. A decision adverse to our interests on these actions could result in the payment of substantial damages, or possibly fines, and could have a material adverse effect on our cash flow, results of operations and financial position.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

			Incorporation By Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

3.1	Certificate of Incorporation of XOMA Corporation	8-K	000-14710	3.1	01/03/2012

3.2	Certificate of Amendment of Certificate of Incorporation of XOMA Corporation	8-K	000-14710	3.1	05/31/2012

3.3	Certificate of Amendment of Amended Certificate of Incorporation of XOMA Corporation	8-K	000-14710	3.1	05/28/2014

3.4	Certificate of Amendment to the Amended Certificate of Incorporation of XOMA Corporation	8-K	000-14710	3.1	10/18/2016

3.5	Certificate of Designation of Preferences, Rights and Limitations of Series X Convertible Preferred Stock	8-K	000-14710	3.1	02/16/2017

3.6	Certificate of Designation of Preferences, Rights and Limitations of Series Y Convertible Preferred Stock	8-K	000-14710	3.1	12/13/2018

3.7	By-laws of XOMA Corporation	8-K	000-14710	3.2	01/03/2012

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, 3.5, 3.6 and 3.7

4.2	Specimen of Common Stock Certificate	8-K	000-14710	4.1	01/03/2012

4.3	Form of Series X Preferred Stock Certificate	8-K	000-14710	4.1	02/16/2017

4.4	Form of Warrant (February 2015 Warrants)	10-Q	000-14710	4.10	05/07/2015

4.5	Form of Warrant (February 2016 Warrant)	10-Q	000-14710	4.9	05/04/2016

4.6	Form of Warrant (May 2018 Warrant)	10-Q	000-14710	4.6	08/07/2018

4.7	Form of Warrant (March 2019 Warrant)	10-Q	000-14710	4.7	05/06/2019

10.1+ #	Royalty Purchase Agreement dated April 7, 2019, between XOMA (US) LLC and Aronora, Inc.

31.1+	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)

31.2+	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)

32.1+

Certification of Chief Executive Officer and Chief Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)(1)

99.1	XOMA Corporation Amended and Restated 2010 Long Term Incentive and Stock Award Plan	DEF 14A	000-14710	Appendix A	04/05/2019

Incorporation By Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
101.INS+	XBRL Instance Document

101.SCH+	XBRL Taxonomy Extension Schema Document

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB+	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document

+	Filed herewith
#

Portions of this exhibit (indicated by asterisks) have been omitted as the Registrant has determined that (i) the omitted information is not material and (ii) the omitted information would likely cause competitive harm to the Registrant if publicly disclosed.

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

XOMA Corporation

Date: August 6, 2019	By:	/s/ JAMES R. NEAL
James R. Neal Chief Executive Officer (principal executive officer) and Director

Date: August 6, 2019	By:	/s/ THOMAS BURNS
Thomas Burns Senior Vice President, Finance and Chief Financial Officer (principal financial and principal accounting officer)