Form 10-Q
period 2019-09-30
XOMA Corp
filed 2019-11-05
CIK 791908

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of November 1, 2019, the registrant had 8,752,269 shares of common stock, $0.0075 par value per share, outstanding.

XOMA CORPORATION

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

XOMA CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	September 30,	December 31,
	2019	2018
	(unaudited)	(Note 1)
ASSETS
Current assets:
Cash	$39,744	$45,780
Trade and other receivables	3,783	1,468
Prepaid expenses and other current assets	519	378
Total current assets	44,046	47,626
Property and equipment, net	40	59
Operating lease right-of-use assets	5,929	—
Long-term royalty receivables	34,375	15,000
Long-term equity securities	873	392
Other assets	832	708
Total assets	$86,095	$63,785

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$923	$1,244
Accrued and other liabilities	1,100	2,382
Contingent consideration under royalty purchase agreements	75	—
Operating lease liabilities	2,353	—
Unearned revenue recognized under units-of-revenue method	859	490
Contract liabilities	798	798
Current portion of long-term debt	3,981	789
Total current liabilities	10,089	5,703
Unearned revenue recognized under units-of-revenue method – long-term	15,876	17,017
Long-term debt	28,698	21,690
Long-term operating lease liabilities	5,189	—
Other liabilities – long-term	457	590
Total liabilities	60,309	45,000

Commitments and Contingencies (Note 11)

Stockholders’ equity:
Convertible preferred stock, $0.05 par value, 1,000,000 shares authorized, 6,256 shares issued and outstanding at September 30, 2019 and December 31, 2018	—	—
Common stock, $0.0075 par value, 277,333,332 shares authorized, 8,752,269 and 8,690,723 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	65	65
Additional paid-in capital	1,215,784	1,211,122
Accumulated deficit	(1,190,063)	(1,192,402)
Total stockholders’ equity	25,786	18,785
Total liabilities and stockholders’ equity	$86,095	$63,785

The accompanying notes are an integral part of these condensed consolidated financial statements.

(Note 1) The consolidated balance sheet as of December 31, 2018 has been derived from the audited consolidated financial statements as of that date included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

XOMA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(unaudited)

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues:
Revenue from contracts with customers	$8,525	$775	$17,176	$3,518
Revenue recognized under units-of-revenue method	330	121	772	96
Total revenues	8,855	896	17,948	3,614

Operating expenses:
Research and development	143	637	1,123	1,445
General and administrative	5,821	4,657	16,709	14,236
Restructuring	—	909	—	1,368
Total operating expenses	5,964	6,203	17,832	17,049

Income (loss) from operations	2,891	(5,307)	116	(13,435)

Other income (expense), net:
Interest expense	(484)	(209)	(1,336)	(557)
Other income, net	771	938	3,559	3,661
Net income (loss) and comprehensive income (loss)	$3,178	$(4,578)	$2,339	$(10,331)
Net income (loss) and comprehensive income (loss) available to common stockholders, basic	$1,851	$(4,578)	$1,362	$(10,331)
Net income (loss) and comprehensive income (loss) available to common stockholders, diluted	$1,911	$(4,578)	$1,403	$(10,331)
Basic net income (loss) per share available to common stockholders	$0.21	$(0.55)	$0.16	$(1.24)
Diluted net income (loss) per share available to common stockholders	$0.20	$(0.55)	$0.15	$(1.24)
Weighted average shares used in computing basic net income (loss) per share available to common stockholders	8,731	8,386	8,721	8,354
Weighted average shares used in computing diluted net income (loss) per share available to common stockholders	9,441	8,386	9,379	8,354

The accompanying notes are an integral part of these condensed consolidated financial statements.

XOMA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands)

	Nine Months Ended September 30, 2019
	Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2018	6	$—	8,691	$65	$1,211,122	$(1,192,402)	$18,785
Exercise of stock options	—	—	24	—	115	—	115
Issuance of common stock related to 401(k) contribution	—	—	7	—	102	—	102
Vesting of restricted stock units	—	—	2	—	—	—	—
Stock-based compensation expense	—	—	—	—	1,728	—	1,728
Issuance of warrants	—	—	—	—	66	—	66
Net income and comprehensive income	—	—	—	—	—	3,233	3,233
Balance, March 31, 2019	6	—	8,724	65	1,213,133	(1,189,169)	24,029
Exercise of stock options	—	—	2	—	8	—	8
Issuance of common stock related to ESPP	—	—	2	—	16	—	16
Stock-based compensation expense	—	—	—	—	1,011	—	1,011
Net loss and comprehensive loss	—	—	—	—	—	(4,072)	(4,072)
Balance, June 30, 2019	6	—	8,728	65	1,214,168	(1,193,241)	20,992
Exercise of stock options	—	—	24	—	122	—	122
Stock-based compensation expense	—	—	—	—	1,494	—	1,494
Net income and comprehensive income	—	—	—	—	—	3,178	3,178
Balance, September 30, 2019	6	$—	8,752	$65	$1,215,784	$(1,190,063)	$25,786
The accompanying notes are an integral part of these condensed consolidated financial statements.

XOMA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands)

	Nine Months Ended September 30, 2018
	Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2017	5	$—	8,249	$62	$1,184,783	$(1,179,059)	$5,786
Exercise of stock options	—	—	—	—	14	—	14
Issuance of common stock related to 401(k) contribution	—	—	1	—	20	—	20
Vesting of restricted stock units	—	—	14	—	—	—	—
Stock-based compensation expense	—	—	—	—	1,416	—	1,416
Issuance of common stock	—	—	68	—	2,207	—	2,207
Net loss and comprehensive loss	—	—	—	—	—	(3,806)	(3,806)
Balance, March 31, 2018	5	—	8,332	62	1,188,440	(1,182,865)	5,637
Exercise of stock options	—	—	44	1	230	—	231
Issuance of common stock related to ESPP	—	—	1	—	22	—	22
Vesting of restricted stock units	—	—	2	—	—	—	—
Stock-based compensation expense	—	—	—	—	770	—	770
Issuance of warrants	—	—	—	—	139	—	139
Net loss and comprehensive loss	—	—	—	—	—	(1,947)	(1,947)
Balance, June 30, 2018	5	—	8,379	63	1,189,601	(1,184,812)	4,852
Exercise of stock options	—	—	8	—	32	—	32
Stock-based compensation expense	—	—	—	—	847	—	847
Net loss and comprehensive loss	—	—	—	—	—	(4,578)	(4,578)
Balance, September 30, 2018	5	$—	8,387	$63	$1,190,480	$(1,189,390)	$1,153

The accompanying notes are an integral part of these condensed consolidated financial statements.

XOMA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net income (loss)	$2,339	$(10,331)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Fair value of Rezolute common stock shares received as consideration for license agreement	—	(955)
Stock-based compensation expense	4,233	3,033
Common stock contribution to 401(k)	102	20
Depreciation and amortization	19	23
Amortization of debt issuance costs, debt discount and final payment on debt	390	36
Loss on sublease	—	1,421
Non-cash lease expense	(170)	—
Change in fair value of long-term equity securities	(481)	608
Other	—	(20)
Changes in assets and liabilities:
Trade and other receivables	(2,358)	(918)
Prepaid expenses and other assets	(265)	(117)
Accounts payable and accrued liabilities	232	(1,778)
Unearned revenue recognized under units-of-revenue method	(772)	(96)
Income tax payable	—	(1,637)
Other liabilities	594	779
Net cash provided by (used in) operating activities	3,863	(9,932)

Cash flows from investing activities:
Purchase of property and equipment	—	(6)
Payments related to purchase of royalty rights	(19,300)	(15,000)
Net cash used in investing activities	(19,300)	(15,006)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	17	2,331
Proceeds from exercise of options	776	513
Proceeds from issuance of long-term debt	9,500	7,500
Payment of preferred and common stock issuance costs	(377)	—
Debt issuance costs and loan fees	—	(217)
Principal payments – finance lease	(11)	(10)
Taxes paid related to net share settlement of equity awards	(504)	(237)
Net cash provided by financing activities	9,401	9,880

Effect of exchange rate changes on cash	—	20

Net decrease in cash	(6,036)	(15,038)
Cash at the beginning of the period	45,780	43,471
Cash at the end of the period	$39,744	$28,433

Supplemental Cash Flow Information:
Cash paid for interest	$357	$—
Cash paid for taxes	$—	$1,637
Non-cash investing and financing activities:
Fair value of Rezolute common stock shares received as consideration for license agreement	$—	$955
Interest added to principal balance on long-term debt	$376	$281
Prepaid financing cost related to issuance of common stock	$—	$100
Issuance of common stock warrant under SVB loan	$66	$139
Estimated fair value of contingent consideration under the royalty purchase agreements	$75	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

XOMA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Description of Business

XOMA Corporation (referred to as “XOMA” or the “Company”), a Delaware corporation, has a long history of discovering and developing innovative therapeutic candidates derived from its unique platform of antibody technologies. XOMA’s business is to acquire royalty rights from other biotech companies, hold on to these rights and let them mature in the hands of these partners.  Over the Company’s extensive history, it built a pipeline of fully-funded programs discovered by its licensees and partners from direct use of the Company’s proprietary antibody discovery platform and from product candidates it discovered and advanced prior to licensing them to licensees who assumed the responsibilities of subsequent development, regulatory approval and commercialization. Fully-funded programs are those for which the Company’s partners pay the development and commercialization costs. As licensees advance these programs, the Company is eligible for potential milestone and/or royalty payments. As part of the Company’s royalty aggregator business model, the Company will continue to expand its pipeline of fully-funded programs by acquiring potential milestone and royalty revenue streams on additional product candidates.

Liquidity and Financial Condition

The Company has incurred significant operating losses and negative cash flows from operations since its inception. As of September 30, 2019, the Company had cash of $39.7 million. Based on the Company’s current cash balance and its ability to control discretionary spending, such as royalty acquisitions, the Company has evaluated and concluded its financial condition is sufficient to fund its planned operations for a period of at least one year following the date that these condensed consolidated financial statements are issued.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures. On an ongoing basis, management evaluates its estimates including, but not limited to, those related to revenue recognition, long-term equity securities, operating lease right-of-use assets, legal contingencies, contingent consideration under royalty purchase agreements, royalty receivables, income taxes and stock-based compensation. The Company bases its estimates on historical experience and on various other market-specific and other relevant assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

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

Purchase of Rights to Future Milestones and Royalties

The Company has purchased rights to receive a portion of certain future developmental, regulatory and commercial sales milestones, royalties and option fees on sales of products currently in clinical development. The Company has accounted for the purchased rights as a financial asset in accordance with ASC 310, Receivables. The Company acquired such rights from various entities and recorded the amount paid for these rights as long-term royalty receivables (see Note 5). In addition, the Company may be obligated to make contingent payments related to certain product development milestones, fees upon exercise of options related to future license products and sales-based milestones. The contingent payments are evaluated whether they are freestanding instruments or embedded derivatives. If freestanding instruments, the contingent payments are measured at fair value on the inception of the arrangement, subject to remeasurement to fair value each reporting period. Any changes in the estimated fair value is recorded in the condensed consolidated statement of operations and comprehensive income (loss).

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

Net Income (Loss) per Share Available to Common Stockholders

Basic net income (loss) per share available to common stockholders is based on the weighted average number of shares of common stock outstanding during the period. During periods of income, the Company allocates participating securities a proportional share of net income determined by dividing total weighted average participating securities by the sum of the total weighted average number of common stock and participating securities (the “two-class method”). The Company’s convertible preferred stock participates in any dividends declared by the Company on its common stock and are therefore considered to be participating securities. For the three and nine months ended September 30, 2019 and 2018, the Company did not declare any dividends.

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

Concentration of Risk

Cash and receivables are financial instruments which potentially subject the Company to concentrations of credit risk, as well as liquidity risk.

The Company has not experienced any significant credit losses and does not generally require collateral on receivables. For the three months ended September 30, 2019, two partners represented 68% and 28% of total revenues. For the nine months ended September 30, 2019, two partners represented 78% and 14% of total revenues. For the three months ended September 30, 2018, three partners represented 56%, 28% and 14% of total revenues. For the nine months ended September 30, 2018, three partners represented 50%, 21% and 17% of total revenues. As of September 30, 2019, one partner represented 99% of the trade receivables balance. As of December 31, 2018, two partners represented 67% and 28% of the trade receivables balance.

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 replaced the incurred loss impairment methodology under current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. ASU 2016-13 requires use of a forward-looking expected credit loss model for accounts receivables, loans, and other financial instruments. Adoption of the standard requires using a modified retrospective approach through a cumulative-effect adjustment to retained earnings as of the effective date to align existing credit loss methodology with the new standard. ASU 2016-13 is currently effective for all public companies for fiscal years beginning after December 15, 2019, with early adoption permitted. In October 2019, the FASB affirmed a proposed ASU deferring the effective date of ASU 2016-13 for all entities except public companies that are not smaller reporting companies to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. This proposed ASU has not been finalized as of the date of this report. When finalized, the Company plans to adopt ASU 2016-13 effective January 1, 2023. The Company is currently evaluating the impact of this standard on its consolidated financial statements, including accounting policies, processes, and systems.

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

In November 2018, the FASB issued ASU 2018-18, Collaborative Arrangements (Topic 808) “Clarifying the Interaction between Topic 808 and Topic 606,” which requires transactions in collaborative arrangements to be accounted for under ASC 606 if the counterparty is a customer for a good or service that is a distinct unit of account. The new standard also precludes an entity from presenting consideration from transactions with a collaborator that is not a customer together with revenue recognized from contracts with customers. The ASU is effective for the Company’s interim and annual reporting periods during the year ending December 31, 2020, and all annual and interim reporting period thereafter. Early adoption is permitted, but no earlier than an entity’s adoption date of Topic 606. This ASU requires retrospective adoption to the date the Company adopted ASC 606, January 1, 2018, by recognizing a cumulative-effect adjustment to the opening balance of retained earnings of the earliest annual period presented. The Company may elect to apply the ASU retrospectively either to all contracts or only to contracts that are not completed at the date it initially applied ASC 606. The Company is in the process of accessing the impact of ASU 2018-18 on its condensed consolidated financial statements, but does not expect the standard will have a material impact on its consolidated financial statements.

3. Condensed Consolidated Financial Statements Details

Long-term Equity Securities

As of September 30, 2019 and December 31, 2018, long-term equity securities consisted of an investment in Rezolute’s common stock of $0.9 million and $0.4 million, respectively (see Note 4). During the three and nine months ended September 30, 2019 and 2018, the Company recognized a loss of $0.3 million and gains of $0.5 million, and losses of $0.2 million and $0.6 million, respectively, in the other income (expense), net line item of the condensed consolidated statements of operations and comprehensive income (loss) due to the change in fair value of its investment in Rezolute’s common stock.

Accrued and Other Liabilities

Accrued and other liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2019	2018
Accrued legal and accounting fees	$315	$396
Accrued restructuring	—	1,361
Accrued incentive compensation	294	152
Accrued payroll and other benefits	282	155
Other	209	318
Total	$1,100	$2,382

Net Income (Loss) Per Share Available to Common Stockholders

The following is a reconciliation of the numerator (net income or loss) and the denominator (number of shares) used in the calculation of basic and diluted net income (loss) per share available to common stockholders (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Numerator
Net income (loss)	$3,178	$(4,578)	$2,339	$(10,331)
Less: Allocation of undistributed earnings to participating securities	(1,327)	—	(977)	—
Net income (loss) available to common stockholders, basic	1,851	(4,578)	1,362	(10,331)
Add: Adjustments to undistributed earnings allocated to participating securities	60	—	41	—
Net income (loss) available to common stockholders, diluted	$1,911	$(4,578)	$1,403	$(10,331)

Denominator
Weighted average shares used in computing basic net income (loss) per share available to common stockholders	8,731	8,386	8,721	8,354
Effect of dilutive stock options	708	—	657	—
Effect of dilutive warrants	2	—	1	—
Weighted average shares used in computing diluted net income (loss) per share available to common stockholders	9,441	8,386	9,379	8,354

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Convertible preferred stock	—	5,003	—	5,003
Common stock options and RSUs	893	1,644	926	1,638
Warrants for common stock	15	24	15	21
Total	908	6,671	941	6,662

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

The Company concluded that the development and regulatory milestone payments are solely dependent on Novartis’ performance and achievement of specified events. The Company determined that it is not probable that a significant cumulative revenue reversal will not occur in future periods for these future payments. Therefore, the development and regulatory milestones are fully constrained and excluded from the transaction price as of September 30, 2019. Any consideration related to commercial milestones (including royalties) will be recognized when the related sales occur as they were determined to relate predominantly to the licenses granted to Novartis and therefore, have also been excluded from the transaction price. At the end of each reporting period, the Company will update its assessment of whether an estimate of variable consideration is constrained and update the estimated transaction price accordingly.

As of September 30, 2019 and December 31, 2018, there were no contract assets or contract liabilities related to this arrangement. None of the costs to obtain or fulfill the contract were capitalized. In addition, the Company did not recognize any revenue related to this arrangement during the three and nine months ended September 30, 2019 and 2018.

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

During the year ended December 31, 2017, Novartis International achieved a clinical development milestone pursuant to the License Agreement and, as a result, the Company earned a $10.0 million milestone payment which was recognized as license fees in the consolidated statement of operations and comprehensive income. As of September 30, 2019, the Company is eligible to receive up to a total of $470.0 million in development, regulatory and commercial milestones under the anti-TGFB anti-body agreement.

The Company concluded that the development and regulatory milestone payments are solely dependent on Novartis’ performance and achievement of the specified events. The Company determined that it is not probable that a significant cumulative revenue reversal will not occur in future periods for these future payments. Therefore, the remaining development and regulatory milestones are fully constrained and excluded from the transaction price as of September 30, 2019. Any consideration related to commercial milestones (including royalties) will be recognized when the related sales occur as they were determined to relate predominantly to the licenses granted to Novartis and therefore, have also been excluded from the transaction price. At the end of each reporting period, the Company will update its assessment of whether an estimate of variable consideration is constrained and update the estimated transaction price accordingly.

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

As of September 30, 2019 and December 31, 2018, there were no contract assets or contract liabilities related to this arrangement. None of the costs to obtain or fulfill the contract were capitalized.

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

Under the terms of the license agreement, the Company is eligible to receive a low single digit royalty on sales of Rezolute’s other non-RZ358 products from its current programs. Rezolute’s obligation to pay royalties with respect to a particular Rezolute product and country will continue for the longer of twelve years from the date of the first commercial sale of the product in that country or for so long as Rezolute or its licensee is selling such product in such country (the “Royalty Term”), provided that any such licensee royalty will terminate upon the termination of the licensee’s obligation to make payments to Rezolute based on sales of such product in such country. Rezolute’s future royalty obligations will be reduced by 20% at any time during the Royalty Term that a valid XOMA patent claim is not outstanding.

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

Rezolute License Agreement - First Amendment

In March 2018, the Company and Rezolute amended the license agreement and common stock purchase agreement. Pursuant to the as-amended terms of the license agreement and common stock purchase agreement, the Company was eligible to receive $6.0 million in cash, $8.5 million of Rezolute’s common stock, and 7,000,000 shares of Rezolute’s common stock, contingent on the completion of Rezolute’s financing activities. Further, in the event that Rezolute did not complete a financing that raised at least $20.0 million in aggregate gross proceeds (“Qualified Financing”) by March 31, 2019 (the “2019 Closing”), the Company would have received an additional number of shares of Rezolute’s common stock equal to $8.5 million divided by the weighted average of the closing bid and ask prices or the average closing prices of Rezolute’s common stock on the ten-day trading period prior to March 31, 2019. Finally, in the event that Rezolute was unable to complete a Qualified Financing by March 31, 2020, the Company would have been eligible to receive $15.0 million in cash in order for Rezolute to maintain the license. Under the common stock purchase agreement, Rezolute granted the Company the right and option to sell the greater of (i) 5,000,000 shares of common stock or (ii) one third of the aggregate shares held by the Company upon failure by Rezolute to list its shares of its common stock on the Nasdaq Stock Market or a similar national exchange on or prior to December 31, 2018.

During the three months ended March 31, 2018, the Company completed the delivery of the license and related materials, product data/filing, process and know-how to Rezolute. However, the Company determined that it was not probable that the Company would collect substantially all of the consideration to which it was entitled in exchange for the goods or services transferred to Rezolute. Therefore, the Company determined no contract existed as of March 31, 2018 and no revenue was recognized during the three months ended March 31, 2018 under the arrangement.

Rezolute completed the Interim Financing Closing and the Initial Closing financing activities, as defined in the common stock purchase agreement, during the first and second quarter of 2018, respectively. As a result, XOMA received 8,093,010 shares of Rezolute’s common stock and cash of $0.5 million in April 2018. Under the license agreement, XOMA was also entitled to receive $0.3 million of reimbursable technology transfer expenses from Rezolute. The Company concluded that the payment associated with the Initial Closing represented substantially all consideration for the delivered license and technology to Rezolute. Therefore, the Company determined that a contract existed between Rezolute and XOMA under ASC 606 on April 3, 2018.

The license agreement and common stock purchase agreement were accounted for as one arrangement because they were entered into at the same time in contemplation of each other. The Company concluded that there were multiple promised goods and services under the combined arrangement, including the license to RZ358, the transfer of RZ358 materials and product data/filing, and the transfer of process and know-how related to RZ358, which were determined to represent one combined performance obligation. The Company determined that the Additional Product Option was not an option with material right because there was no upfront consideration to the Company that would result to an incremental discount for the future opt in payments. Therefore, the Company concluded that the Additional Product Option was not a performance obligation. On June 1, 2019, Rezolute’s right to the Additional Product Option expired unexercised.

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

The Company concluded that the development and regulatory milestone payments are solely dependent on Rezolute’s performance and achievement of the specified events. The Company determined that it is not probable that a significant cumulative revenue reversal will not occur in future periods for these future payments. Therefore, the development and regulatory milestones are fully constrained and excluded from the transaction price as of the inception of the arrangement. Any consideration related to commercial milestones (including royalties) will be recognized when the related sales occur as they were determined to relate predominantly to the licenses granted to Rezolute and therefore, have also been excluded from the transaction price. At the end of each reporting period, the Company will update its assessment of whether the estimate of variable consideration is constrained and update the estimated transaction price accordingly.

Rezolute License Agreement - Second Amendment

On January 7, 2019, the Company and Rezolute further amended the license agreement and common stock purchase agreement. The parties agreed to replace the issuance of common stock valued at $8.5 million to XOMA upon closing of a Qualified Financing with a requirement that Rezolute make five future cash payments to XOMA totaling $8.5 million through September 2020 (the “Future Cash Payments”). The amendment also provides for early payment of the Future Cash Payments (only until the $8.5 million is reached) by making cash payments to XOMA equal to 15% of the net proceeds of each future financing following the closing of the Qualified Financing, with such payments to be credited against any remaining unpaid Future Cash Payments in reverse order of their future payment date. In addition, the license agreement amendment revised the amount Rezolute is required to expend on development of RZ358 and related licensed products, revised provisions with respect to Rezolute’s diligence efforts in conducting clinical studies and eliminated XOMA’s right to appoint a member to Rezolute’s board of directors.

The common stock purchase agreement was amended to remove certain provisions related to the issuance of equity to XOMA in accordance with the new provisions regarding the Future Cash Payments in the license agreement. Lastly, the common stock purchase agreement was amended to provide the Company the right and option to sell up to 5,000,000 shares of Rezolute’s common stock currently held by XOMA back to Rezolute upon failure by Rezolute to list its shares of its common stock on the Nasdaq Stock Market or a similar national exchange on or prior to December 31, 2019. Up to 2,500,000 shares may be sold back to Rezolute during calendar year 2020.

On January 30, 2019, Rezolute closed a preferred stock financing for gross proceeds of $25.0 million, which triggered the Qualified Financing event defined under the amended common stock purchase agreement resulting in cash consideration due to XOMA of $5.5 million. In addition, the Company received from Rezolute a reimbursable technology transfer expense of $0.3 million. The cash consideration and technology reimbursement were received in February 2019.

As of March 31, 2019, Rezolute completed all financing activities, as defined in the license agreement and common stock purchase agreement, and the Company is eligible to receive $8.5 million in Future Cash Payments through September 2020 (in addition to any clinical, regulatory and annual net sales milestone payments and royalties). The Company concluded that the Future Cash Payments are dependent on Rezolute’s ability to raise additional capital through future financing activities. The Company applied the variable consideration constraint to the Future Cash Payments and determined that it was probable that a significant revenue reversal would not occur in future periods for only $2.5 million of the total amount as of March 31, 2019 and recognized $2.5 million revenue in that quarter.

In July and August 2019, Rezolute received additional cash through two common stock financing events, which triggered early payment of $3.4 million of the unrecognized $6.0 million of total Future Cash Payments. In addition, the Company received the $1.5 million payment due September 30, 2019, resulting in a total of $4.9 million cash received from Rezolute in the third quarter of 2019.  The Company re-assessed the outstanding $3.6 million of Future Cash Payments and determined that a significant revenue reversal is not probable to occur due to Rezolute’s recent common stock financing events. Therefore, during the three months ended September 30, 2019, the Company recognized $6.0 million as revenue related to the remaining Future Cash Payments. As of September 30, 2019, the Company has an outstanding receivable of $3.6 million representing its current estimate of the Future Cash Payments expected to be received from Rezolute.

During the nine months ended September 30, 2019, the Company recognized $14.0 million as revenue from Rezolute, which consisted of the $5.5 million consideration paid upon the Qualified Financing event and $8.5 million of the Future Cash Payments. As of September 30, 2019, and December 31, 2018, there were no contract assets or contract liabilities related to this arrangement. None of the costs to obtain or fulfill the contract were capitalized.

The Company reassessed the development and regulatory milestones and concluded that such variable consideration is fully constrained and excluded from the transaction price as of September 30, 2019 and December 31, 2018.

Janssen Biotech

The Company and Janssen Biotech, Inc. (“Janssen”) were parties to a license agreement which was terminated in 2017. In August 2019, the Company and Janssen entered into a new agreement pursuant to which the Company granted a non-exclusive license to Janssen to develop and commercialize certain drug candidates under the XOMA patents and know-how. Under the new agreement, Janssen made a one-time payment of $2.5 million to XOMA. Additionally, for each drug candidate, the Company is entitled to receive milestone payments of up to $3.0 million upon Janssen’s achievement of certain clinical development and regulatory approval events. Upon commercialization, the Company is eligible to receive 0.75% royalty on net sales of each product. Janssen’s obligation to pay royalties with respect to a particular product and country will continue until the eighth-year and sixth-month anniversary of the first commercial sale of the product in such country. The new agreement will remain in effect unless terminated by mutual written agreement of the parties.

The Company concluded that the new agreement should be accounted for separately from any prior arrangements with Janssen and that the license grant is the only performance obligation under the new agreement. The Company recognized the entire one-time payment of $2.5 million as revenue in the condensed consolidated statement of comprehensive income for the three months ended September 30, 2019 as it had completed its performance obligation.

The Company concluded that the development and regulatory milestone payments are solely dependent on Janssen’s performance and achievement of specified events and thus it is not probable that a significant cumulative revenue reversal will not occur in future periods for these future payments. Therefore, the development and regulatory milestones are fully constrained and excluded from the transaction price as of September 30, 2019. Any consideration related to royalties will be recognized when the related sales occur as they were determined to relate predominantly to the license granted to Janssen and therefore, have also been excluded from the transaction price. At the end of each reporting period, the Company will update its assessment of whether an estimate of variable consideration is constrained and update the estimated transaction price accordingly.

As of September 30, 2019, there were no contract assets or contract liabilities related to this arrangement. None of the costs to obtain or fulfill the contract were capitalized.

NIAID

Prior to the sale of the Company’s biodefense business discussed in Note 7, the Company performed services under a $64.8 million multiple-year contract funded with federal funds from NIAID (Contract No. HHSN272200800028C), for development of anti-botulinum antibody product candidates. The contract work was being performed on a cost-plus fixed fee basis over a three-year period. The Company recognized revenue under the arrangement as the services were performed on a proportional performance basis. Consistent with the Company’s other contracts with the U.S. government, invoices were provisional until finalized. The Company operated under provisional rates from 2010 through 2014, subject to adjustment based on actual rates upon agreement with the government. In 2014, upon completion of NIAID’s review of hours and external expenses, XOMA agreed to exclude certain hours and external expenses resulting in a $0.4 million receivable and $0.8 million deferred revenue balances. As of December 31, 2017, the Company wrote off the $0.4 million receivable from NIAID as the likelihood of collection is remote. The Company classified $0.8 million as contract liabilities on the condensed consolidated balance sheets as of September 30, 2019 and December 31, 2018.

  Sale of Future Revenue Streams

On December 21, 2016, the Company entered into two Royalty Interest Acquisition Agreements (together, the “Acquisition Agreements”) with HCRP. Under the first Acquisition Agreement, the Company sold its right to receive milestone payments and royalties on future sales of products subject to a License Agreement, dated August 18, 2005, between XOMA and Wyeth Pharmaceuticals (subsequently acquired by Pfizer, Inc. (“Pfizer”)) for an upfront cash payment of $6.5 million, plus potential additional payments totaling $4.0 million in the event three specified net sales milestones were met in 2017, 2018 and 2019. Based on actual sales, both the 2017 and 2018 sales milestones were not achieved. The Company remains eligible to receive $2.0 million if the specified net sales milestone is achieved in 2019. Under the second Acquisition Agreement entered into in December 2016, the Company sold all rights to royalties under an Amended and Restated License Agreement dated October 27, 2006 between XOMA and Dyax Corp. for a cash payment of $11.5 million.

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

The Company recognized $0.3 million and $0.8 million as revenue under units-of-revenue method under these arrangements during the three and nine months ended September 30, 2019, respectively. During the three and nine months ended September 30, 2018, the Company recognized $0.1 million and $0.1 million, respectively, of revenue under the units-of-revenue method. During the second quarter of 2018, the Company reversed revenue recognized in prior periods under the units-of-revenue method by $0.1 million due to lower than projected product sales.   The change in estimate of product sales resulted in net revenue of $0.1 million during the nine months ended September 30, 2018. During the three months ended September 30, 2018, the Company recognized $0.1 million as revenue under the units-of-revenue method.

As of September 30, 2019, the current and non-current portion of the remaining unearned revenue recognized under units-of-revenue method was $0.9 million and $15.9 million, respectively. As of December 31, 2018, the Company classified $0.5 million and $17.0 million as current and non-current unearned revenue recognized under units-of-revenue method, respectively.

5. Royalty Purchase Agreements

Royalty Purchase Agreement with Agenus, Inc.

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

As of September 30, 2019 and December 31, 2018, there were no changes to the previously recorded $15.0 million long-term royalty receivables in the condensed consolidated balance sheets. The Company continues to asses that no payments are probable to be received under this agreement in the near term. Under the cost recovery method, the Company does not expect to recognize any income related to milestones and royalties received until the investment of $15.0 million has been fully collected. No impairment was recorded as of September 30, 2019 and December 31, 2018.

Royalty Purchase Agreement with Bioasis Technologies Inc.

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

At the inception of the agreement, the Company recorded $0.4 million as long-term royalty receivables in its condensed consolidated balance sheet, including the estimated fair value of the Bioasis Contingent Consideration of $0.1 million. Future changes in the estimated fair value of the contingent consideration will be recognized in the other income (expense), net line item of the condensed consolidated statement of operations and comprehensive income (loss). As of September 30, 2019, there was no change in the fair value of the contingent consideration from its initial value and no amounts were paid during the three and nine months ended September 30, 2019.

Under the cost recovery method, the Company does not expect to recognize any income related to milestones and royalties received until the investment has been fully collected. No impairment was recorded as of September 30, 2019.

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

Under the terms of the Aronora Royalty Purchase Agreement, the Company paid Aronora a $6.0 million upfront payment at the close of the transaction. The Company financed $3.0 million of the upfront payment with a term loan under its Loan and Security Agreement with SVB (see Note 9). The Company was required to make a contingent future cash payment of $1.0 million for each of the three Bayer Products that were active on September 1, 2019 (up to a total of $3.0 million, the “Aronora Contingent Consideration”). Pursuant to the Aronora Royalty Purchase Agreement, if the Company were to receive $250.0 million in cumulative royalties on net sales per product, the Company would be required to pay associated tiered milestone payments to Aronora in an aggregate amount of up to $85.0 million per product (the “Royalty Milestones”). The Royalty Milestones are paid based upon various royalty tiers prior to reaching $250.0 million in cumulative royalties on net sales per product. Royalties per product in excess of $250.0 million are retained by the Company.

At the inception of the agreement, the Company recorded $9.0 million as long-term royalty receivables in its condensed consolidated balance sheet, including the estimated fair value of the contingent consideration of $3.0 million for the Aronora Contingent Consideration. In September 2019, the Company paid the $3.0 million contingent consideration to Aronora. During the three and nine months ended September 30, 2019, there was no change in the fair value of the contingent consideration from its initial value. As the Company receives royalties from Aronora for a product, the Company will recognize the liability for future Royalty Milestones for such product when probable and estimable.

Under the cost recovery method, the Company does not expect to recognize any income related to milestones and royalties received until the investment has been fully collected. No impairment was recorded as of September 30, 2019.

Royalty Purchase Agreement with Palobiofarma, S.L.

On September 26, 2019, the Company entered into a Royalty Purchase Agreement (the “Palo Royalty Purchase Agreement”) with Palobiofarma, S.L, (“Palo”), a company organized and existing under the laws of Spain. Pursuant to the Palo Royalty Purchase Agreement, the Company acquired the rights to potential royalty payments in low single digit percentages of aggregate Net Sales (as defined in the Palo Royalty Purchase Agreement) associated with six drug candidates in various clinical development stages, targeting the adenosine pathway with potential applications in solid tumors, non-hodgkin’s lymphoma, asthma/chronic obstructive pulmonary disease, inflammatory bowel disease, idiopathic pulmonary fibrosis, lung cancer, psoriasis and nonalcoholic steatohepatitis and other indications (the “Palo Licensed Products”) that are being developed by Palo. Novartis (the “Licensee”) is a development partner on NIR178, one of the Palo Licensed Products, and such NIR178 is being developed pursuant to a license agreement between Palo and the Licensee.

Under the terms of the Palo Royalty Purchase Agreement, the Company paid Palo a $10.0 million payment at the close of the transaction which occurred simultaneously upon parties’ entrance in the Palo Royalty Purchase Agreement on September 26, 2019. The Company financed $5.0 million of the payment with a term loan under its Loan and Security Agreement with SVB (see Note 9).

At the inception of the agreement, the Company recorded $10.0 million as long-term royalty receivables in its condensed consolidated balance sheet. Under the cost recovery method, the Company does not expect to recognize any income related to royalties received until the investment has been fully collected. No impairment was recorded as of September 30, 2019.

The following table summarizes the acquisition of royalty rights as of September 30, 2019 (in thousands):

Balance at December 31, 2018	$15,000
Acquisition of royalty rights:
Bioasis	375
Aronora	9,000
Palobiofarma	10,000
Balance at September 30, 2019	$34,375

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

The following tables set forth the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as follows (in thousands):

	Fair Value Measurements at September 30, 2019 Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Long-term equity securities	$—	$—	$873	$873
Liabilities:
Contingent consideration	$—	$—	$75	$75

	Fair Value Measurements at December 31, 2018 Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Long-term equity securities	$—	$—	$392	$392

During the three-month period ended September 30, 2019, there were no transfers between Level 1, Level 2, or Level 3 assets reported at fair value on a recurring basis.

Long-Term Equity Securities

The following table provides a summary of changes in the estimated fair value of the Company’s Level 3 financial assets for the nine months ended September 30, 2019 (in thousands):

Balance at December 31, 2018	$392
Change in fair value	481
Balance at September 30, 2019	$873

The equity securities consisted of an investment in Rezolute’s common stock and are classified as long-term assets on the condensed consolidated balance sheets as of September 30, 2019 and December 31, 2018. The changes in fair value during the periods are recorded in the other income (expense), net line item of the condensed consolidated statements of operations and comprehensive income (loss).

As of December 31, 2018, the Company and its valuation specialist used a probability-weighted expected return model to measure the fair value of the securities. This valuation methodology was based on unobservable estimates and judgements, and therefore is classified as a Level 3 fair value measurement. Scenarios and probabilities were based on Company management estimates and were incorporated into the determination of the fair value of the equity securities.

The estimated fair value of the equity securities was calculated based on the following assumptions as of December 31, 2018:

Discount for lack of marketability	35%
Estimated time to liquidity of shares	1.45 years

Scenario probabilities
Liquidation	20%
Near-term sale	5%
Near-term financing	75%

In the first quarter of 2019, the Company changed the methodology used to value the equity securities due to Rezolute’s completion of a Qualified Financing (see Note 4). As of September 30, 2019, the Company and its valuation specialist valued the equity securities using the closing price for Rezolute’s common stock traded on the over-the-counter exchange and adjusted for an illiquidity discount. The inputs used to calculate the illiquidity discount are based on observable and unobservable estimates and judgments and therefore is classified as a Level 3 fair value measurement. As the Company has the right and option to sell up to 5,000,000 shares of Rezolute’s common stock back to Rezolute after December 31, 2019 (see Note 4), the fair value of the equity securities was determined by dividing the total shares of Rezolute’s common stock held by the Company into two tranches based on the estimated time to a potential liquidity event.

The estimated fair value of the equity securities was calculated based on the following assumptions as of September 30, 2019:

Closing common stock price on the Over-the-counter (OTC) exchange	$0.15

Tranche 1:
Discount for lack of marketability	17%
Estimated time to liquidity of shares	0.5 years

Tranche 2:
Discount for lack of marketability	33%
Estimated time to liquidity of shares	1.5 years

Changes in any of the assumptions related to the unobservable inputs identified above may change the fair value of the long-term equity securities.

Contingent Consideration

The estimated fair value of the contingent consideration liability at the inception of the Bioasis Royalty Purchase Agreement represents the future consideration that is contingent upon the achievement of specified development milestones for a product candidate. The fair value measurement is based on significant Level 3 inputs such as anticipated timelines and probability of achieving development milestones of each licensed product candidate. Changes in the fair value of the liability for contingent consideration will be recorded in the other income (expense), net line item of the condensed consolidated statements of operations and comprehensive income (loss) until settlement. As of September 30, 2019, there were no changes in the estimated fair value of the contingent consideration from its initial value of $0.1 million.

The estimated fair value of the contingent consideration liability at the inception of the Aronora Royalty Purchase Agreement represented the future consideration that was contingent upon the active status of Bayer Product programs on September 1, 2019. The fair value measurement for the contingent consideration was based on significant Level 3 inputs such as management’s expectation for the success and development of each of the products. During the three and nine months ended September 30, 2019, there were no changes in the estimated fair value of the contingent consideration from its initial value of $3.0 million. In September 2019, the Company paid the $3.0 million contingent consideration to Aronora.

Debt

The estimated fair value of the Company’s outstanding debt is estimated using the net present value of the payments, discounted at an interest rate that is consistent with market interest rates, which is a Level 2 input. The carrying amount and the estimated fair value of the Company’s outstanding long-term debt at September 30, 2019, and December 31, 2018, are as follows (in thousands):

	September 30, 2019		December 31, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Novartis note	$15,570	$15,487	$15,193	$14,825
SVB Loans	17,109	17,104	7,286	7,281
Total	$32,679	$32,591	$22,479	$22,106

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

The Company received $0.5 million and $2.5 million during the three and nine months ended September 30, 2018, respectively, which was recognized as other income, net in the condensed consolidated statements of operations and comprehensive loss.

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

Prior to 2017, the Company’s operations were located in two buildings in Berkeley, California. Due to the restructuring activity and reduction in headcount, the Company determined that it did not need the building space in Berkeley, California and consolidated all of its personnel in a new office facility in Emeryville, California. During the year ended December 31, 2018, the Company completely vacated both of its leased facilities in Berkeley, California and subleased the space to subtenants. In connection with vacating this space, the Company recorded a discounted lease-related restructuring liability, which was calculated as the present value of the estimated future facility costs for which the Company would obtain no future economic benefit over the term of the lease, net of estimated future sublease income, and adjusted for the remaining balance of deferred rent.  In addition, in connection with a sublease agreement executed in April 2018, the Company recognized a loss on the sublease of $0.6 million during the second quarter of 2018 (see Note 11).

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

During the three and nine months ended September 30, 2019, no lease-related restructuring charges were recognized in the condensed consolidated statements of operations and comprehensive income (loss). During the three and nine months ended September 30, 2018, the Company recorded $0.9 million and $1.4 million of restructuring costs in its condensed consolidated statements of operations and comprehensive loss, respectively.

9. Long-Term Debt

Silicon Valley Bank Loan Agreement

On May 7, 2018 (the “Effective Date”), the Company executed a Loan and Security Agreement (the “Loan Agreement”) with SVB. Under the Loan Agreement, upon the Company’s request, SVB may make advances (each, a “Term Loan Advance”) available to the Company up to $20.0 million (the “Term Loan”). The available fund may be increased up to $40.0 million upon the Company’s request and approval by the bank subject to the Company’s compliance with certain internal and credit requirements. The Company was allowed to borrow advances under the Term Loan from the Effective Date until the earlier of March 31, 2019 or an event of default (the “Draw Period”). In the event of a default related to the Note Agreement with Novartis, SVB’s obligation to make any credit extensions to the Company under the Loan Agreement will immediately terminate. The interest rate will be calculated at a rate equal to the greater of (i) 4.75%, and (ii) 0.25% plus the prime rate as reported from time to time in The Wall Street Journal.

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

The entire principal balance, including a final payment fee equal to 8.5% of the principal, will be due and payable on the Loan Maturity Date. If the Company prepays the Term Loan Advance prior to the Loan Maturity Date, it will pay SVB a prepayment premium, based on a prepayment fee equal to 3.00% of the amount prepaid, if the prepayment occurs on or before the first anniversary of the Effective Date, 2.00% of the amount prepaid, if the prepayment occurs after the first anniversary of the Effective Date but prior to the second anniversary of the Effective Date, and 1.00% of the amount prepaid if the prepayment occurs after the second anniversary of the Effective Date. In the event of a default, a default interest rate of an additional 4.00% may be applied to the outstanding payments due to SVB, and SVB may declare all outstanding obligations immediately due and payable and take such other actions as set forth in the Loan Agreement.

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

As of September 30, 2019, both warrants are outstanding. In addition, both warrants may be exercised on a cashless basis and are exercisable within 10 years from the date of issuance or upon the consummation of certain acquisitions of the Company.

In September 2018, the Company borrowed advances of $7.5 million under the Loan Agreement in connection with the Agenus Royalty Purchase Agreement (see Note 5). The Company recorded a discount of $0.3 million against the debt, which is being amortized to interest expense over the term of the Term Loan Advance using the effective interest method.

During the nine months ended September 30, 2019, the Company borrowed advances totaling $9.5 million under the Loan Agreement in connection with the Aronora Royalty Purchase Agreement, Palo Royalty Purchase Agreement and payment of the Aronora Contingent Consideration (see Note 5). The Company recorded a discount of $45,000 against the debt, which is being amortized to interest expense over the term of the Term Loan Advance using the effective interest method.

The Company recorded $0.2 million and $0.4 million of non-cash interest expense resulting from the amortization of the discount and accretion of the final payment for the three and nine months ended September 30, 2019, respectively. The Company recorded $11,000 of non-cash interest expense resulting from the amortization of the discount and accretion of the final payment for the three and nine months ended September 30, 2018.

As of September 30, 2019, the carrying value of the debt under the Loan Agreement was $17.1 million. Of this amount, $4.0 million is classified as current portion of long-term debt and $13.1 million is classified as long-term debt on the condensed consolidated balance sheet. As of December 31, 2018, the carrying value of the debt under the Loan Agreement was $7.3 million. Of this amount, $0.8 million was classified as current portion of long-term debt and $6.5 million was classified as long-term debt on the consolidated balance sheet.

Novartis Note

In May 2005, the Company executed a secured note agreement (the “Note Agreement”) with Novartis. Under the Note Agreement, the Company borrowed semi-annually to fund up to 75% of the Company’s research and development and commercialization costs under its collaboration arrangement with Novartis, not to exceed $50.0 million in aggregate principal amount. Interest on the principal amount of the loan accrued at six-month LIBOR plus 2%, which was equal to 4.22% at September 30, 2019 is payable semi-annually in June and December of each year. Additionally, the interest rate resets in June and December of each year. At the Company’s election, the semi-annual interest payments could be added to the outstanding principal amount, in lieu of a cash payment, as long as the aggregate principal amount did not exceed $50.0 million. The Company made this election for all interest payments. Loans under the Note Agreement were secured by the Company’s interest in its collaboration with Novartis, including any payments owed to it thereunder.

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

As of September 30, 2019 and December 31, 2018, the outstanding principal balance under the Secured Note Amendment was $15.6 million and $15.2 million, respectively, and was included in long-term debt in the accompanying condensed consolidated balance sheets.

Payments of Long-Term Debt

Aggregate future principal, final payment fees and discounts of the Company’s long-term debt as of September 30, 2019, are as follows (in thousands):

Three months ending December 31, 2019	$1,146
Year ending December 31, 2020	6,086
Year ending December 31, 2021	8,576
Year ending December 31, 2022	21,950
Thereafter	-
Total payments	37,758
Less: interest, final payment fees, discount and issuance cost	(5,079)
Total payments, net of interest, final payment fees, discount and issuance cost	32,679
Less: current portion of long-term debt	(3,981)
Long-term debt	$28,698

Interest Expense

Amortization of debt issuance costs and discounts are included in interest expense. Interest expense in the condensed consolidated statements of operations and comprehensive income (loss) relates to the following debt instruments (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
SVB loans	$314	$35	$791	$47
Novartis note	168	171	540	453
Other	2	3	5	57
Total interest expense	$484	$209	$1,336	$557

10. Common Stock Warrants

As of September 30, 2019 and December 31, 2018, the following common stock warrants were outstanding:

			Exercise Price	September 30,	December 31,
Issuance Date	Expiration Date	Balance Sheet Classification	per Share	2019	2018
February 2015	February 2020	Stockholders' equity	$66.20	9,063	9,063
February 2016	February 2021	Stockholders' equity	$15.40	8,249	8,249
May 2018	May 2028	Stockholders' equity	$23.69	6,332	6,332
March 2019	March 2029	Stockholders' equity	$14.71	4,845	—
				28,489	23,644

11. Commitments and Contingencies

Collaborative Agreements, Royalties and Milestone Payments

The Company has committed to make potential future milestone payments and legal fees to third parties as part of licensing and development programs. Payments under these agreements become due and payable only upon the achievement of certain developmental, regulatory and commercial milestones by the Company’s licensees. Because it is uncertain if and when these milestones will be achieved, such contingencies, aggregating up to $7.6 million have not been recorded on the accompanying condensed consolidated balance sheets. The Company is unable to determine precisely when and if payment obligations under the agreements will become due as these obligations are based on milestone events, the achievement of which is subject to a significant number of risks and uncertainties.

Contingent Consideration

Pursuant to the Company’s royalty purchase agreements with Bioasis and Aronora, the Company has committed to pay the Bioasis Contingent Consideration, the Aronora Contingent Consideration and the Royalty Milestones. The Company recorded $0.1 million and $3.0 million for the Bioasis Contingent Consideration and the Aronora Contingent Consideration, respectively, which represent the estimated fair value of these potential future payments at the inception of the agreements. These contingent consideration payments are remeasured at fair value at each reporting period, with changes in fair value recorded in other income (expense), net. In September 2019, the Company paid the Aronora Contingent Consideration of $3.0 million. The liability for future Royalty Milestones will be recorded when the amounts by product are estimable and probable. As of September 30, 2019, none of these Royalty Milestones were assessed to be probable and as such, none was recorded on the condensed consolidated balance sheet.

Lease Agreements

The Company leases two facilities in Berkeley, California under operating leases that have a remaining lease term ranging from two to four years. The Company also leases one facility in Emeryville, California under an operating lease that expires in February 2023. The Emeryville lease contains both an option to early terminate the lease and an option to extend the lease for an additional term, however, the Company is not reasonably assured to exercise either option. During 2018, the Company completely vacated both of its leased facilities in Berkeley, California and consolidated all of its personnel in the office facility in Emeryville, California. The Company subleased the leased space in the vacated buildings to four subtenants as of September 30, 2019. As of January 1, 2019, the Company recognized right-of-use assets and lease liabilities for all three operating leases.

The maturity of the Company’s operating lease liabilities as of September 30, 2019 is as follows (in thousands):

Operating
Undiscounted lease payments	Leases
2019 (excluding the nine months ended September 30, 2019)	$653
2020	2,736
2021	2,268
2022	1,944
2023	620
Thereafter	—
Total undiscounted lease payments	8,221
Present value adjustment	(679)
Total net lease liabilities	$7,542

The Company’s future undiscounted lease payments under operating leases (as defined by prior guidance) as of December 31, 2018 are as follow (in thousands):

Year Ending December 31,	Rent Payments
2019	$4,381
2020	3,923
2021	3,156
2022	2,611
2023	854
Thereafter	—
Total minimum lease payments	$14,925

Rent expense recognized for operating leases was $0.6 million and $1.8 million for the three and nine months ended September 30, 2019, respectively. Under the terms of the lease agreements, the Company is also responsible for certain variable lease payments that are not included in the measurement of the lease liability. Variable lease payments for operating leases were $0.4 million and $1.3 million for the three and nine months ended September 30, 2019, respectively, including non-lease components such as common area maintenance fees.

The following information represents supplemental disclosure for the statement of cash flows related to operating leases (in thousands):

September 30,
2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows under operating leases	$1,975

The following summarizes additional information related to operating leases (in thousands):

September 30,
2019
Weighted-average remaining lease term
Operating leases	3 years
Weighted-average discount rate
Operating leases	5.51%

Sublease Agreements

In connection with the restructuring events in 2017 and 2018 the Company completely vacated its leased facilities in Berkeley, California and subleased the space in the vacated buildings to four subtenants. On November 21, 2017, the Company entered into a non-cancellable sublease agreement for a portion of one of its three leased facilities. The term of the sublease agreement commenced on December 26, 2017. Under the term of the sublease agreement, the Company will receive $5.1 million in base lease payments plus reimbursement of certain operating expenses over the term of the sublease, which ends at the same time as the original lease in April 2023. Under the sublease agreement, the Company’s future sublease income will be equal to the amount required to be paid to the Company’s landlord. In addition, the sublease provides for a tenant improvement allowance of $0.8 million to the subtenant, which was funded by the Company in January 2018. Upon execution of the sublease agreement, the Company recognized a loss on the sublease equal to the tenant improvement allowance. Under the sublease agreement, the sub-lessee executed a standby letter of credit naming the Company as the beneficiary amounting to $1.0 million as security under the sublease in the event of uncured default by the sub-lessee. As of September 30, 2019, the Company has not drawn any funds from the letter of credit as there was no default by the sub-lessee. During the three and nine months ended September 30, 2019, the Company recognized $0.4 million and $1.1 million, respectively, of sublease income under this agreement. During the three and nine months ended September 30, 2018, the Company recognized $0.4 million and $1.1 million, respectively, of sublease income under this agreement.

On April 14, 2018, the Company entered into a non-cancellable sublease agreement for a portion of one of its three leased facilities. The term of the sublease agreement commenced on May 1, 2018. Under the term of the sublease agreement, the Company will receive $1.1 million in base lease payments plus reimbursement of certain operating expenses over the term of the sublease, which ends at the same time as the original lease in April 2023. Under the sublease agreement, the Company’s future sublease income is less than the amount required to be paid to the Company’s landlord. In addition, the sublease provides for a tenant improvement allowance of $65,000 to the subtenant, and payment of broker commissions of $89,000. Upon execution of the sublease agreement, the Company recognized a loss on the sublease of $0.6 million, which was recorded in the restructuring charges line item of the condensed consolidated statement of operations and comprehensive loss during the three months ended June 30, 2018 (see Note 8). During the three and nine months ended September 30, 2019, the Company recognized $0.1 million and $0.3 million, respectively, of sublease income under this agreement. During the three and nine months ended September 30, 2018, the Company recognized $0.1 million and $0.2 million of sublease income under this agreement, respectively.

In October 2018, the Company entered into a non-cancellable sublease agreement for a portion of one of its three leased facilities. The term of the sublease agreement commenced on October 24, 2018. Under the term of the sublease agreement, the Company will receive $1.7 million in base lease payments over the term of the sublease, which ends at the same time as the original lease in May 2021. In addition, the sublease provides for payment of broker commissions of $0.1 million. During the three and nine months ended September 30, 2019, the Company recognized $0.2 million and $0.5 million, respectively, of sublease income under this agreement.

In January 2019, the Company entered into a non-cancellable sublease agreement for a portion of one of its three leased facilities. The term of the sublease agreement commenced on January 18, 2019. Under the term of the sublease agreement, the Company will receive $1.7 million in base lease payments over the term of the sublease, which ends at the same time as the original lease in April 2023. In addition, the sublease provides for a tenant improvement allowance of $91,000 to the subtenant, and payment of broker commissions of $53,000. During the three and nine months ended September 30, 2019, the Company recognized $0.2 million and $0.4 million, respectively, of sublease income under this agreement.

The Company’s future cash flows to be received from subleases as of September 30, 2019 and December 31, 2018 is as follows (in thousands):

September 30,
Sublease income	2019
2019 (excluding the nine months ended September 30, 2019)	$560
2020	2,280
2021	1,906
2022	1,644
2023	556
Total minimum lease payments	$6,946

December 31,
Sublease income	2018(1)
2019	$2,249
2020	2,376
2021	2,006
2022	1,746
2023	592
Total minimum lease payments	$8,969
(1)	Sublease income as of December 31, 2018 includes base lease payments and expected reimbursement of certain operating expenses under executed sublease agreements.

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

The fair value of the stock options granted during the three and nine months ended September 30, 2019 and 2018, was estimated based on the following weighted average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Dividend yield	0%	0%	0%	0%
Expected volatility	101%	101%	103%	101%
Risk-free interest rate	1.71%	2.76%	2.49%	2.72%
Expected term	5.47 years	5.60 years	5.60 years	5.60 years

Stock option activity for the nine months ended September 30, 2019, was as follows:

	Number of shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at beginning of year	1,624,746	$23.09
Granted	400,814	14.49
Exercised	(50,513)	4.86
Forfeited, expired or cancelled	(165,432)	33.83
Outstanding at end of period	1,809,615	$20.71	7.05	$16,127
Exercisable at end of period	1,347,408	$23.16	6.47	$12,921

The aggregate intrinsic value of stock options exercised during the nine months ended September 30, 2019 and 2018 was $0.6 million and $1.0 million, respectively.

The weighted-average grant-date fair value per share of the options granted during the nine months ended September 30, 2019 and 2018 was $11.45 and $18.74, respectively.

As of September 30, 2019, $3.7 million of total unrecognized compensation expense related to stock options is expected to be recognized over a weighted average period of 1.69 years.

Performance-Based Stock Options

Stock-based compensation expense associated with the corporate performance-based stock options is recognized if the performance condition is considered probable of achievement using management’s best estimates. As of September 30, 2019, the Company had 41,250 shares remaining related to outstanding performance-based stock options with a grant date fair value of $0.2 million that will vest based solely on the achievement of fiscal year 2019 corporate goals as set by the Compensation Committee of the Company’s Board of Directors. For the nine months ended September 30, 2019, the Company determined that all remaining options were probable of achievement in fiscal year 2019 and therefore the related expense of $0.1 million and $0.2 million was recognized during the three and nine months ended September 30, 2019, respectively. As of September 30, 2019, there was $0.1 million unrecognized compensation costs related to these outstanding performance-based stock options.

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

Modification of Stock Options

In September 2019, the Company entered into a separation agreement with its former Chief Business Officer which resulted in the extension of the exercise period for all of her vested options. As a result of the modification, the Company recorded stock-based compensation expense of $0.5 million during the three months ended September 30, 2019 to reflect the revised expected term based on the modified exercise period for these stock options.

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

For the nine months ended September 30, 2019, all remaining RSUs were forfeited and there was no unvested balance as of September 30, 2019.

Stock-based Compensation Expense

The following table shows total stock-based compensation expense for stock options, RSUs and ESPP in the condensed consolidated statements of operations and comprehensive income (loss) (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Research and development	$66	$97	$174	$296
General and administrative	1,428	750	4,059	2,737
Total stock-based compensation expense	$1,494	$847	$4,233	$3,033

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

All Series Y convertible preferred shares were issued to Biotechnology Value Fund, L.P. (“BVF”). One of the Company’s Directors, Matthew Perry, is the President of BVF. Each share of Series Y convertible preferred stock has a stated value of $13,000 per share and is convertible into 1,000 shares of registered common stock based on a conversion price of $13.00 per share of common stock. The total number of shares of common stock issuable upon conversion of all issued Series Y convertible preferred stock would be 1,252,772 shares. Each share is convertible at the option of the holder at any time, provided that the holder will be prohibited from converting into common stock if, as a result of such conversion, the holder, together with its affiliates, would beneficially own a number of shares above a conversion blocker, which is initially set at 19.99% of the total common stock then issued and outstanding immediately following the conversion of such shares. As of September 30, 2019, BVF owned approximately 20.53% of the Company’s total outstanding shares of common stock, and if all of the Series X and Series Y convertible preferred shares were converted, BVF would own 53.66% of the Company’s total outstanding shares of common stock. As of September 30, 2019, none of the preferred stock has been converted into shares of the Company’s common stock.

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

2018 ATM Agreement

On December 18, 2018, the Company entered into an At The Market Issuance Sales Agreement (the “2018 ATM Agreement”) with H.C. Wainwright & Co., LLC (“HCW”), under which the Company may offer and sell from time to time at its sole discretion shares of its common stock through HCW as its sales agent, in an aggregate amount not to exceed $30.0 million. HCW may sell the shares by any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 of the Securities Act, and will use its commercially reasonable efforts consistent with its normal trading and sales practices to sell the shares up to the amount specified. The Company will pay HCW a commission of 3% of the gross proceeds of any shares of common stock sold under the 2018 ATM Agreement. No shares were sold under the 2018 ATM Agreement during the three and nine months ended September 30, 2019.

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

Recent Business Developments

Palobiofarma, S.L.

On September 26, 2019, we entered into a Royalty Purchase Agreement (the “Palo Royalty Purchase Agreement”) with Palobiofarma, S.L, (“Palo”). Pursuant to the Palo Royalty Purchase Agreement, we acquired the rights to potential royalty payments in low single digit percentages of aggregate Net Sales (as defined in the Palo Royalty Purchase Agreement) associated with six drug candidates in various clinical development stages, targeting the adenosine pathway with potential applications in solid tumors, non-hodgkin’s lymphoma, asthma/chronic obstructive pulmonary disease, inflammatory bowel disease, idiopathic pulmonary fibrosis, lung cancer, psoriasis and nonalcoholic steatohepatitis and other indications (the “Palo Licensed Products”) that are being developed by Palo. Novartis Pharma AG (the “Licensee”) is a development partner on NIR178, one of the Palo Licensed Products, and NIR178 is being developed pursuant to a license agreement between Palo and the Licensee. Under the terms of the Palo Royalty Purchase Agreement, we paid Palo $10.0 million for the rights to potential royalty payments on future sales of the Palo Licensed Products.

Janssen Biotech

In August of 2019, our portfolio of potential future royalty and milestone payments increased with the addition of Janssen Biotech, Inc. (“Janssen”) drug candidates for which XOMA could receive future milestone and royalty payments. As such, Janssen made a one-time payment of $2.5 million to us and we are entitled to receive milestone payments of up to $3.0 million for each drug candidate upon Janssen’s achievement of certain clinical development and regulatory approval events. Upon commercialization, we are eligible to receive 0.75% royalty on net sales of each product. Janssen’s obligation to pay royalties with respect to a particular product and country will continue until the eighth-year and sixth-month anniversary of the first commercial sale of the product in such country.

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

On January 30, 2019, Rezolute closed a preferred stock financing activity for gross proceeds of $25.0 million, which triggered the Qualified Financing defined under the amended common stock purchase agreement between us and Rezolute. As such, pursuant to the amended terms of the agreement with Rezolute, we received cash of $5.5 million. In addition, in February 2019, we received the reimbursable technology transfer expenses of $0.3 million from Rezolute. On June 1, 2019, Rezolute’s option to obtain a license to one of our preclinical monoclonal antibody fragments expired unexercised.

In July and August 2019, Rezolute closed two common stock financing events for total net proceeds of $22.6 million. As such, we received 15% of the net proceeds, or $3.4 million, which was credited against the portion of Future Cash Payments due in 2020. In addition, in September 2019, we received $1.5 million of the Future Cash Payments due in 2019.

Aronora

On April 7, 2019 we entered into a Royalty Purchase Agreement with Aronora, Inc. (the “Aronora Royalty Purchase Agreement”), a private research and development company headquartered in Portland, Oregon. Under the agreement, we purchased from Aronora the rights to potential royalty and a portion of upfront, milestone, and option payments associated with five anti-thrombotic hematology drug products in development: three candidates subject to Aronora’s collaboration with Bayer Pharma AG (“Bayer”) (the “Bayer Products”) and two additional early stage candidates (the “non-Bayer Products”).

Under the terms of the agreement, we made a $6.0 million upfront payment to Aronora when the transaction closed on June 26, 2019, and made an additional $3.0 million payment for the three Bayer Products that are active as of September 1, 2019 in September 2019. Pursuant to the Aronora Royalty Purchase Agreement, if we were to receive $250.0 million in cumulative royalties on net sales per product, we would be required to pay associated tiered milestones payments to Aronora in an aggregate amount of up to $85.0 million per product.  The tiered milestones are paid based upon various royalty tiers prior to reaching $250.0 million in cumulative royalties on net sales per product.  We will retain royalties per product in excess of $250.0 million. We will receive, on average, low single-digit royalties on future sales of the of the Bayer Products and 10% of all future developmental, regulatory and sales milestones related to the Bayer Products. In addition, we purchased from Aronora the right to receive low-single digit percentage of net sales of the non-Bayer Products and 10% of all future payments, including upfront payments, option payments and developmental, regulatory and sales milestone payments on potential future sales of the non-Bayer Products.

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

Silicon Valley Bank Loan Agreement

In May 2018, we executed a Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank (“SVB”). Under the Loan Agreement, upon our request, SVB may make advances available to us up to $20.0 million. In March 2019, we and SVB amended the Loan Agreement to extend the draw period from March 31, 2019 to March 31, 2020. In connection with the amendment, we issued a second warrant to SVB which is exercisable in whole or in part for up to an aggregate of 4,845 shares of common stock with an exercise price of $14.71 per share. The warrant may be exercised on a cashless basis and is exercisable within 10 years from the date of issuance or upon the consummation of certain acquisitions of XOMA. As of September 30, 2019, we had an outstanding principal balance of $17.0 million under the Loan Agreement.

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

Critical Accounting Policies

Critical accounting policies are those that require significant judgment and/or estimates by management at the time that the financial statements are prepared such that materially different results might have been reported if other assumptions had been made. We consider certain accounting policies including, but not limited to, those related to revenue recognition, and stock-based compensation to be critical policies. Except for the adoption of the new lease accounting standard on January 1, 2019, as described below and in Note 2 to the Condensed Consolidated Financial Statements, there have been no significant changes in our critical accounting policies during the nine months ended September 30, 2019, as compared with those previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on March 7, 2019.

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

Results of Operations

Revenues

Total revenues for the three and nine months ended September 30, 2019 and 2018, were as follows (in thousands):

	Three Months Ended September 30,		2018-2019	Nine Months Ended September 30,		2018-2019
	2019	2018	Change	2019	2018	Change
Revenue from contracts with customers	$8,525	$775	$7,750	$17,176	$3,518	$13,658
Revenue recognized under units-of-revenue method	330	121	209	772	96	676
Total revenues	$8,855	$896	$7,959	$17,948	$3,614	$14,334

Revenue from Contracts with Customers

Revenue from contracts with customers includes upfront fees, milestone payments and royalties related to the out-licensing of our product candidates and technologies. The increases for the three and nine months ended September 30, 2019, as compared to the same periods in 2018, was primarily due to $8.0 million and $6.0 million recognized under our license agreement with Rezolute in the first and third quarter of 2019, respectively, and $2.5 million under our license agreement with Janssen in the third quarter of 2019.

Revenue recognized under units-of-revenue method

Revenues include the amortization of unearned revenue from the sale of royalty interests to HealthCare Royalty Partners II, L.P.  in December 2016. The increase in revenues for the three and nine months ended September 30, 2019, as compared to the same periods in 2018, was primarily due to the sales of the Shire product underlying the Dyax Corp. license agreement. This product was approved in the third quarter of 2018, and we began recognizing revenue under the units-of-revenue method due to the sales of the approved product in the corresponding period. In addition, due to lower than projected sales of Trumenba, during the three months ended June 30, 2018, we reversed revenue recognized in prior periods under the units-of-revenue method under these arrangements by $0.1 million. The change in estimate of product sales resulted in net revenue of $0.1 million during the nine months ended September 30, 2018. During the three months ended September 30, 2018, we recognized $0.1 million as revenue under the units-of-revenue method.

The generation of future revenues related to licenses, milestones, and royalties is dependent on our ability to attract new licensees to our antibody technologies, and the achievement of milestones or product sales by our existing licensees.

Research and Development Expenses

Research and development (“R&D”) expenses were $0.1 million and $1.1 million for the three and nine months ended September 30, 2019, compared with $0.6 million and $1.4 million for the same periods in 2018. The decrease of $0.5 million for the three months ended September 30, 2019, compared to the same period of 2018, was primarily due to a $0.3 million pass-through license fee incurred based on the achievement of a development milestone by one of our partners in the third quarter of 2018 and a $0.2 million decrease in salary and related expenses. The decrease of $0.3 million for the nine months ended September 30, 2019, compared to the same period of 2018, was primarily due to a $0.5 million decrease in salary and related expenses, partially offset by an increase of $0.3 million in pass-through license fee expense. The decreases in salary and related expense is due to a decrease in R&D headcount.

We expect our R&D spending during the remainder of 2019 to be lower than 2018 levels.

General and Administrative Expenses

General and administrative (“G&A”) expenses include salaries and related personnel costs, facilities costs and professional fees. G&A expenses were $5.8 million and $16.7 million for the three and nine months ended September 30, 2019, compared with $4.7 million and $14.2 million for the same periods in 2018. The increase of $1.1 million for the three months ended September 30, 2019, as compared to the same period of 2018, was primarily due to $0.9 million for expenses incurred in connection with a separation agreement with our Chief Business Officer, which included $0.5 million in stock-based compensation expense for modifications to her vested stock options and $0.4 million in separation benefits.  In addition, stock-based compensation expense increased $0.2 million over the comparative period in the prior year. The increase of $2.5 million for the nine months ended September 30, 2019, as compared to the same period of 2018, was primarily due to increases of $1.3 million in stock-based compensation expense, $0.3 million in operating expenses for our building leases, and $0.3 million in investor communication expense.

To support our royalty aggregator business model, we engage third parties to assist in our evaluation of potential acquisitions of milestone and royalty streams. While we expect our personnel related costs during the remainder of 2019 to be comparable with 2018, consulting expenses may increase in response to an increase in the volume of acquisition targets evaluated or completed.

Other Income (Expense)

Interest Expense

Amortization of debt issuance costs and discounts are included in interest expense. Interest expense is shown below for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended September 30,		2018-2019	Nine Months Ended September 30,		2018-2019
	2019	2018	Change	2019	2018	Change
SVB loans	$314	$35	$279	$791	$47	$744
Novartis note	168	171	(3)	540	453	87
Other	2	3	(1)	5	57	(52)
Total interest expense	$484	$209	$275	$1,336	$557	$779

The increase in interest expense compared with 2018 is primarily due to the increase in outstanding loan balance with SVB. On May 7, 2018, we executed a loan agreement with SVB and in September of 2018 we borrowed advances of $7.5 million. In June and September of 2019, in connection with the Aronora and Palo Royalty Purchase Agreements, we borrowed an additional $9.5 million in aggregate.  We expect our interest expense to increase for the remainder of 2019 related to the outstanding SVB loan balance and increased interest rates, and to increase further if we choose to access additional funds.

Other Income, Net

The following table shows the activity in other income, net for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended September 30,		2018-2019	Nine Months Ended September 30,		2018-2019
	2019	2018	Change	2019	2018	Change
Other income, net
Income under the agreement with Ology Bioservices	$—	$470	$(470)	$—	$2,470	$(2,470)
Sublease income	827	506	321	2,354	1,286	1,068
Change in fair value of long-term equity securities	(265)	(206)	(59)	481	(608)	1,089
Other	209	168	41	724	513	211
Total other income, net	$771	$938	$(167)	$3,559	$3,661	$(102)

In 2018, we received income from Ology Bioservices related to the disposition of our biodefense business in March 2016.  The scheduled payments concluded in 2018; therefore, there was no corresponding income received in 2019.  In 2019, we are party to four sublease agreements as compared with three sublease agreements in 2018, resulting in increased sublease income for the three and nine months ended September 30, 2019 as compared with the same periods of 2018. In addition, we own long-term equity securities consisting of shares of Rezolute’s common stock which are remeasured at fair value at each reporting period.

Total other income for the three months ended September 30, 2019 decreased $0.2 million as compared to the same period of 2018 primarily due to $0.5 million we received from Ology Bioservices in the third quarter of 2018, partially offset by an increase of $0.3 million in our sublease income.

Total other income for the nine months ended September 30, 2019 decreased $0.1 million as compared with the same period of 2018.  The decrease was primarily due to receipts in 2018 of $2.5 million from Ology Bioservices partially offset by an increase in sublease income of $1.1 million.  For the nine months ended September 30, 2019 and 2018, we remeasured the fair value of the long-term equity securities and we recognized a gain of $0.5 million and a loss of $0.6 million, respectively.

Provision for Income Taxes

No provision was made for federal income tax since we are forecasting a loss for fiscal year 2019. As we continue to maintain a full valuation allowance against our U.S. net deferred tax assets, no income tax benefit is being recorded for any U.S. losses.

Liquidity and Capital Resources

The following table summarizes our cash, our working capital and our cash flow activities for each of the periods presented (in thousands):

	September 30,	December 31,
	2019	2018	Change
Cash	$39,744	$45,780	$(6,036)
Working capital	$33,957	$41,923	$(7,966)

	Nine Months Ended September 30,		2018-2019
	2019	2018	Change
Net cash provided by (used in) operating activities	$3,863	$(9,932)	$13,795
Net cash used in investing activities	(19,300)	$(15,006)	(4,294)
Net cash provided by financing activities	9,401	9,880	(479)
Effect of exchange rate changes on cash	—	20	(20)
Net decrease in cash	$(6,036)	$(15,038)	$9,002

Cash Provided by (Used in) Operating Activities

The change in net cash from operating activities for the nine months ended September 30, 2019, as compared with the same period in 2018, was primarily due to the $10.7 million cash receipts under the license and common stock purchase agreement with Rezolute in the first and third quarters of 2019, and the $2.5 million cash receipt from Janssen in the third quarter of 2019.

Cash Used in Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2019 was due to the purchases of milestone and royalty rights of $16.3 million in connection with the Bioasis Royalty Purchase Agreement executed in February 2019, the Aronora Royalty Purchase Agreement executed in April 2019, and the Palo Royalty Purchase Agreement executed in September 2019. In addition, in September 2019, we paid $3.0 million to Aronora for the contingent consideration due under the Aronora Royalty Purchase Agreement.

Net cash used in investing activities for the nine months ended September 30, 2018 of $15.0 million was due to the purchase of milestone and royalty rights of $15.0 million in connection with the royalty purchase agreement with Agenus, Inc. executed in September 2018.

Cash Provided by Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2019 of $9.4 million was primarily related to proceeds received under the SVB Loan Agreement of $9.5 million.

Net cash provided by financing activities for the nine months ended September 30, 2018 of $9.9 million was primarily related to proceeds received under the SVB Loan Agreement of $7.5 million and the sale of common stock for net proceeds of $2.3 million.

SVB Loan Agreement

On May 7, 2018 (the “Effective Date”), we executed the Loan Agreement with SVB. Under the Loan Agreement, upon our request, SVB may make advances (each, a “Term Loan Advance”) available to us up to $20.0 million (the “Term Loan”). We may borrow advances under the Term Loan until the earlier of March 31, 2020 or an event of default (the “Draw Period”). In the event of a default related to our note agreement with Novartis Pharma AG (“Novartis”), SVB’s obligation to make any credit extensions to us under the Loan Agreement will immediately terminate. As of September 30, 2019, we have borrowed advances of $17.0 million under the Loan Agreement. The interest rate is calculated at a rate equal to the greater of (i) 4.75%, and (ii) 0.25% plus the prime rate as reported from time to time in The Wall Street Journal.

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

2018 ATM Agreement

On December 18, 2018, we entered into the 2018 ATM Agreement with H.C. Wainwright & Co., LLC (“HCW”), under which we may offer and sell from time to time at our sole discretion shares of our common stock through HCW as our sales agent, in an aggregate amount not to exceed $30.0 million. HCW may sell the shares by any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 of the Securities Act and will use its commercially reasonable efforts consistent with its normal trading and sales practices to sell the shares up to the amount specified. We will pay HCW a commission of 3% of the gross proceeds of any shares of common stock sold under the 2018 ATM Agreement. No shares were sold under the 2018 ATM Agreement during the three and nine months ended September 30, 2019.

*        *        *

We have incurred significant operating losses since our inception and have an accumulated deficit of $1.2 billion as of September 30, 2019. As of September 30, 2019, we had $39.7 million in cash, which we anticipate will enable us to maintain our operations for a period of at least 12 months following the filing date of this report.

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

Changes in Commitment and Contingencies

Our commitment and contingencies were reported in our Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the SEC. Except as noted below, there have been no material changes from the commitment and contingencies previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.

Contingent Consideration

Pursuant to the Bioasis Royalty Purchase Agreement, we have committed to pay contingent consideration of up to $0.2 million to Bioasis as the licensed product candidates reach certain development milestones. We recorded the contingent consideration at $0.1 million, which represents the estimated fair value of potential future payments at the inception of the agreement.

Pursuant to the Aronora Royalty Purchase Agreement, we committed to pay contingent consideration of up to $3.0 million for the achievement of an active status for the three Bayer Products at September 1, 2019, all of which was paid in September of 2019. In addition, if we were to receive $250.0 million in cumulative royalties on net sales per product, we would be required to pay associated tiered milestones payments to Aronora in an aggregate amount of up to $85.0 million per product.  The tiered milestones are paid based upon various royalty tiers prior to reaching $250.0 million in cumulative royalties on net sales per product. As of September 30, 2019, none of these milestone payments are assessed to be probable and as such, none was recorded.  We will retain royalties per product in excess of $250.0 million.

The contingent consideration will be remeasured at fair value at each reporting period, with changes in the fair value recorded in the other income (expense), net line item of our condensed consolidated statement of operations and comprehensive income (loss). As of September 30, 2019, there were no changes in the estimated fair value of the contingent consideration from its initial value.

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

The rules and interpretations of the SEC and the courts, relating to the definition of "investment company" are very complex. While we currently intend to conduct our operations so that we will not be an investment company under applicable SEC interpretations, we can provide no assurance that the SEC would not take the position that the Company would be required to register under the Investment Company Act of 1940 (the “‘40 Act”) and comply with the ‘40 Act’s registration and reporting requirements, capital structure requirements, affiliate transaction restrictions, conflict of interest rules, requirements for disinterested directors, and other substantive provisions.  We monitor our assets and income for compliance under the ‘40 Act and seek to conduct our business activities to ensure that we do not fall within its definitions of “investment company” or qualify under one of the exemptions or exclusions provided by the ‘40 Act and corresponding SEC regulations.  If we were to become an “investment company” and be subject to the restrictions of the ‘40 Act, those restrictions would likely require changes in the way we do business and add significant administrative burdens to our operations. To ensure that we do not fall within the ‘40 Act, we may need to take various actions which we might otherwise not pursue. These actions may include restructuring the Company and/or modifying our mixture of assets and income.

Risks Related to our Financial Results and Capital Requirements

We have sustained losses in the past, and we expect to sustain losses in the foreseeable future.

With the exception of the year ended December 31, 2017, we have incurred significant operating losses and negative cash flows from operations since our inception. For the three and nine months ended September 30, 2019, we had net income of $3.2 million and $2.3 million, respectively. For the three and nine months ended September 30, 2018, we had net losses of $4.6 million and $10.3 million, respectively. As of September 30, 2019, we had an accumulated deficit of $1.2 billion. We do not know whether we will ever achieve sustained profitability or whether cash flow from future operations will be sufficient to meet our needs.

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

There can be no assurance that the market price of our common stock will not decline below its present market price or that there will be an active trading market for our common stock. The market prices of biotechnology companies have been and are likely to continue to be highly volatile. Fluctuations in our operating results and general market conditions for biotechnology stocks could have a significant impact on the volatility of our common stock price. We have experienced significant volatility in the price of our common stock. From January 1, 2019, through November 1, 2019, the share price of our common stock has ranged from a high of $22.00 to a low of $11.50. Additionally, we have two significant holders of our stock that could affect the liquidity of our stock and have a significant negative impact on our stock price if one or both of the holders were to quickly sell their ownership positions.

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

We are authorized to issue, without stockholder approval, 1,000,000 shares of preferred stock, of which 5,003 shares of Series X preferred stock and 1,252.772 shares of Series Y preferred stock were issued and outstanding as of September 30, 2019. Each share of Series X and Series Y is convertible into 1,000 shares of registered common stock based on a conversion price of $4.03 per share and $13.00 per share of common stock, respectively. The total number of shares of common stock issuable upon conversion of all issued Series X and Series Y convertible preferred stock would be 6,255,772 shares. Each share is convertible at the option of the holder at any time, provided that the holder will be prohibited from converting into common stock if, as a result of such conversion, the holder, together with its affiliates, would beneficially own a number of shares above a conversion blocker, which is initially set at 19.99% of our total common stock then issued and outstanding immediately following the conversion of such shares. A holder of Series X or Y preferred shares may elect to increase or decrease the conversion blocker above or below 19.99% on 61 days’ notice, provided the conversion blocker does not exceed the limits under Nasdaq Marketplace Rule 5635(b), to the extent then applicable. If holders of our Series X and Series Y convertible preferred stock elect to convert their preferred shares into common stock, such conversion would dilute our currently outstanding common stock both in number and in earnings per share. BVF (and its affiliates), as current holders of all shares of our Series X and Series Y preferred stock, would, if they converted all such shares to common stock, obtain majority voting control of the company.

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

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 was signed into law that significantly revises the Internal Revenue Code of 1986, as amended. The federal income tax law, among other things, contains significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, limitation of the tax deduction for interest expense to 30% of adjusted earnings (except for certain small businesses), limitation of the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks, immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits which may, as applicable, have an adverse effect on our profitability. Notwithstanding the reduction in the corporate income tax rate, the overall impact of the new federal tax law is uncertain and our business and financial condition could be adversely affected. In addition, it is uncertain if and to what extent various states will conform to the federal tax law. The impact of this tax reform on holders of our common stock is also uncertain and could be adverse.

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

We had 10 employees as of November 1, 2019. We may require additional experienced executive, accounting, legal, administrative and other personnel from time to time in the future. There is intense competition for the services of these personnel, especially in California. Moreover, we expect that the high cost of living in the San Francisco Bay Area, where our headquarters are located, may impair our ability to attract and retain employees in the future. If we do not succeed in attracting new personnel and retaining and motivating existing personnel, our business may suffer and we may be unable to implement our current initiatives or grow effectively.

We rely and will continue to rely on outsourcing arrangements for many of our activities, including financial reporting and accounting and human resources. *

        Due to our small number of employees, we rely, and expect to continue to rely, on outsourcing arrangements for a significant portion of our activities, including financial reporting and accounting and human resources, as well as for certain of our functions as a public company. We may have limited control over these third parties and we cannot guarantee that they will perform their obligations in an effective and timely manner.

Our employees may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements and insider trading. *

        We are exposed to the risk of employee fraud or other misconduct. Misconduct by employees could include intentional failures to comply with applicable regulations, provide accurate information to regulatory authorities, comply with federal and state fraud and abuse laws and regulations, report financial information or data accurately or disclose unauthorized activities to us. In particular, the health care industry is subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. It is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with these laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant fines or other sanctions.

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

The United States and some foreign jurisdictions have enacted or are considering a number of legislative and regulatory proposals to change the healthcare system in ways that could affect our licensees’ ability to sell our products and any products as to which we own milestone and royalty interests, if approved, profitably. Among policy makers and payers in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and expanding access. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

			Incorporation By Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

3.1	Certificate of Incorporation of XOMA Corporation	8-K	000-14710	3.1	01/03/2012

3.2	Certificate of Amendment of Certificate of Incorporation of XOMA Corporation	8-K	000-14710	3.1	05/31/2012

3.3	Certificate of Amendment of Amended Certificate of Incorporation of XOMA Corporation	8-K	000-14710	3.1	05/28/2014

3.4	Certificate of Amendment to the Amended Certificate of Incorporation of XOMA Corporation	8-K	000-14710	3.1	10/18/2016

3.5	Certificate of Designation of Preferences, Rights and Limitations of Series X Convertible Preferred Stock	8-K	000-14710	3.1	02/16/2017

3.6	Certificate of Designation of Preferences, Rights and Limitations of Series Y Convertible Preferred Stock	8-K	000-14710	3.1	12/13/2018

3.7	By-laws of XOMA Corporation	8-K	000-14710	3.2	01/03/2012

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, 3.5, 3.6 and 3.7

4.2	Specimen of Common Stock Certificate	8-K	000-14710	4.1	01/03/2012

4.3	Form of Series X Preferred Stock Certificate	8-K	000-14710	4.1	02/16/2017

4.4	Form of Warrant (February 2015 Warrants)	10-Q	000-14710	4.10	05/07/2015

4.5	Form of Warrant (February 2016 Warrant)	10-Q	000-14710	4.9	05/04/2016

4.6	Form of Warrant (May 2018 Warrant)	10-Q	000-14710	4.6	08/07/2018

4.7	Form of Warrant (March 2019 Warrant)	10-Q	000-14710	4.7	05/06/2019

10.1+ #	Royalty Purchase Agreement dated September 26, 2019 between XOMA (US) LLC and Palobiofarma, S.L.

10.2+ #	Separation Agreement dated August 31, 2019 between the Company and Dee Datta
31.1+	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)

31.2+	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)

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

XOMA Corporation

Date: November 5, 2019	By:	/s/ JAMES R. NEAL
James R. Neal Chief Executive Officer (principal executive officer) and Director

Date: November 5, 2019	By:	/s/ THOMAS BURNS
Thomas Burns Senior Vice President, Finance and Chief Financial Officer (principal financial and principal accounting officer)