Form 10-K
period 2019-12-31
XOMA Corp
filed 2020-03-10
CIK 791908

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒       ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

OR

☐      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                      TO

Commission File Number 0‑14710

XOMA CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	52‑2154066
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2200 Powell Street, Suite 310, Emeryville, California	94608
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (510) 204‑7200

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	XOMA	The Nasdaq Global Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. YES ☐ NO ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☒

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). YES ☐ NO ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on June 30, 2019, was $93,973,763.

Number of shares of Registrant’s Common Stock outstanding as of March 5, 2020 was 9,761,901

Portions of the Registrant’s Definitive Proxy Statement relating to the Company’s 2020 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

XOMA Corporation

2019 FORM 10‑K ANNUAL REPORT

This annual report on Form 10‑K includes trademarks, service marks and trade names owned by us or others. “XOMA,” the XOMA logo and all other XOMA product and service names are registered or unregistered trademarks of XOMA Corporation or a subsidiary of XOMA Corporation in the United States and in other selected countries. All trademarks, service marks and trade names included or incorporated by reference in this annual report are the property of their respective owners.

i

PART I

This Annual Report on Form 10‑K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and the Private Securities Litigation Reform Act of 1995, which are subject to the “safe harbor” created by those sections. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to them. In some cases, you can identify forward-looking statements by words such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential,” “intend” and similar expressions intended to identify forward-looking statements. Examples of these statements include, but are not limited to, statements regarding: our future operating expenses, our future losses, the success of our strategy as a royalty aggregator, extent to which our issued and pending patents may protect our products and technology, the potential of our existing product candidates to lead to the development of commercial products, our ability to receive potential milestone or royalty payments under license and collaboration agreements and the timing of receipt of those payments. These statements are based on assumptions that may not prove accurate. Actual results could differ materially from those anticipated due to certain risks inherent in the biotechnology industry and for our licensees engaged in the development of new products in a regulated market. Among other things: our product candidates subject to our out-license agreements are still being developed, and our licensees’ may require substantial funds to continue development which may not be available; we may not be successful in entering into out-license agreements for our product candidates; if our therapeutic product candidates do not receive regulatory approval, our third-party licensees will not be able to manufacture and market them; products or technologies of other companies may render some or all of our product candidates noncompetitive or obsolete; we do not know whether there will be, or will continue to be, a viable market for the products in which we have an ownership or royalty interest; even once approved, a product may be subject to additional testing or significant marketing restrictions, its approval may be withdrawn or it may be voluntarily taken off the market; we and our licensees are subject to various state and federal healthcare related laws and regulations that may impact the commercialization of our product candidates and could subject us to significant fines and penalties; and certain of our technologies are in-licensed from third parties, so our capabilities using them are restricted and subject to additional risks. These and other risks, including those related to current economic and financial market conditions, are contained principally in Item 1, Business; Item 1A, Risk Factors; Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations; and other sections of this Annual Report on Form 10‑K. Factors that could cause or contribute to these differences include those discussed in Item 1A, Risk Factors, as well as those discussed elsewhere in this Annual Report on Form 10‑K.

Forward-looking statements are inherently uncertain and you should not place undue reliance on these statements, which speak only as of the date that they were made. These cautionary statements should be considered in connection with any written or oral forward-looking statements that we may issue in the future. We do not undertake any obligation to release publicly any revisions to these forward-looking statements after completion of the filing of this Annual Report on Form 10‑K to reflect later events or circumstances or to reflect the occurrence of unanticipated events.

All references to “portfolio” in this Annual Report on Form 10-K are to milestone and/or royalty rights associated with a basket of drug products in development.

Item 1.   Business

Overview and Strategy

XOMA Corporation (“XOMA”), a Delaware corporation, is a biotech royalty aggregator. We have a sizable portfolio of economic rights to future potential milestone and royalty payments associated with partnered pre-commercial therapeutic candidates. Our portfolio was built through licensing our proprietary products and platforms from our legacy discovery and development business, combined with acquisitions of rights to future milestones and royalties that we have made since our royalty aggregator business model was implemented in 2017. We expect that most of our future revenue will be based on payments we may receive for milestones and royalties related to these programs.

Our strategy is to expand our pipeline by acquiring additional potential milestone and royalty revenue streams on drug product candidates from third parties. Expanding our pipeline through these acquisitions can allow for further diversification across therapeutic areas and development stages. Our ideal target acquisitions are in pre-commercial stages of development, have an expected long duration of market exclusivity, high revenue potential, and are partnered with a large pharmaceutical or biopharmaceutical enterprise.

Portfolio Highlights

The following table highlights key assets included in our portfolio of potential future milestone and royalty streams. This table does not include all assets because certain assets are subject to confidentiality agreements.

COMPANY	ASSET NAME	TARGET	ROYALTY RATE
Alligator Bioscience	JNJ-64457107/ADC-1013 (mitazalimab)	CD40	0.75%
Aronora	AB002 (proCase)	E-WE thrombin	Low single-digit
Aronora	AB054	Factor XII	Low single-digit
AVEO	AV-299 (ficlatuzumab)	HGF	Low single-digit
Bayer	BAY1213790 (osocimab)	Factor XIa	Low single-digit
Bayer	BAY1831865	Factor XI	Low single-digit
Bayer/Aronora	AB023 (xisomab 3G3)	Factor XI	Low single-digit
Compugen	COM902	TIGIT	Low single-digit
Incyte	INCAGN1876	GITR	Mid-single-digit
Incyte	INCAGN1949	OX-40	Mid-single-digit
Incyte	INCAGN02390	TIM-3	Low to mid-single-digit
Incyte	INCAGN2385	LAG-3	Low to mid-single-digit
Janssen Biotech	JNJ-63723283 (cetrelimab)	PD-1	0.75%
Janssen Biotech	JNJ-55920839	IFN	0.75%
Janssen Biotech	JNJ-63709178	CD123xCD3	0.75%
Janssen Biotech	JNJ-63898081	PSMAxCD3	0.75%
Janssen Biotech	JNJ-64232025	CD154	0.75%
Margaux Biologics	rBPI-21 (XOMA 629)	BPI	Low to mid-single-digit
Merck	MK-4830	ILT-4	Low single-digit
Monopar Therapeutics	MNPR-101	uPAR	None
Novartis	CFZ533 (iscalimab)	CD-40	Mid-single-digit to low-teens
Novartis	VPM087 (gevokizumab)	IL-1ß	High single-digit to mid-teens
Novartis	NIS793	TGFß	Mid-single digit to low teens
Novartis	NIR178	adenosine A2A	Low single-digit
Ology Bioservices	NTM-1631, NTM-1632, NTM-1633, NTM-1634	Botulinum neurotoxins	15%
Palobiofarma	PBF-680	adenosine A1	Low single-digit
Palobiofarma	PBF-677	adenosine A3	Low single-digit

Palobiofarma	PBF-999	adenosine A2A / Phosphodiesterase 10 (PDE-10)	Low single-digit
Palobiofarma	PBF-1129	adenosine A2B	Low single-digit
Palobiofarma	PBF-1650	adenosine A3	Low single-digit
Rezolute	RZ358	INSR	High single-digit to mid-teens
Rezolute	RZ402	Kallikrein	Low single-digit
Sesen Bio	Vicinium®	EpCAM	2.50%
Takeda	TAK-079	CD-38	4%
Takeda/Molecular Templates	TAK-169	CD-38	4%

Acquisitions

Royalty Purchase Agreement with Agenus, Inc.

In September 2018, we entered into a Royalty Purchase Agreement (the “Agenus Royalty Purchase Agreement”) with Agenus, Inc. (“Agenus”). Under the Agenus Royalty Purchase Agreement, we purchased from Agenus the right to receive 33% of the future royalties due to Agenus from Incyte (net of certain royalties payable by Agenus to a third party) and 10% of all future developmental, regulatory and sales milestones on sales of six Incyte immuno-oncology assets. In addition, we purchased from Agenus the right to receive 33% of the future royalties due to Agenus from Merck and 10% of all future developmental, regulatory and sales milestones on sales of MK-4830, an immuno-oncology product currently in clinical development. Pursuant to the Agenus Royalty Purchase Agreement, our share in future potential development, regulatory and commercial milestones is up to $59.5 million and the royalties have no limit. Under the terms of the Agenus Royalty Purchase Agreement, we paid Agenus $15.0 million. We financed $7.5 million of the purchase price with a three-year term loan under our Loan and Security Agreement with Silicon Valley Bank (“SVB”) dated May 7, 2018.

Royalty Purchase Agreement with Bioasis Technologies, Inc.

In February 2019, we entered into a Royalty Purchase Agreement with Bioasis Technologies, Inc. (the “Bioasis Royalty Agreement”) and certain affiliates (collectively “Bioasis”). Under the Bioasis Royalty Agreement, we purchased potential future milestone, royalty and option fee payment rights from Bioasis for product candidates that are being developed pursuant to a License Agreement between Bioasis and Prothena Biosciences Limited. Under the terms of the Bioasis Royalty Agreement, we paid Bioasis an upfront cash payment of $0.3 million and will be required to make contingent future cash payments of up to $0.2 million to Bioasis if and when the licensed product candidates reach certain development milestones. As of December 31, 2019, none of the development milestones had been achieved. In addition, we were granted an option to purchase a 1% royalty right on the next two license agreements entered into between Bioasis and third-party licensees subject to certain payments and conditions as well as a right of first negotiation on subsequent Bioasis license agreements with third parties.

Royalty Purchase Agreement with Aronora, Inc.

In April 2019, we entered into a Royalty Purchase Agreement with Aronora, Inc. (the “Aronora Royalty Purchase Agreement”), a private research and development company headquartered in Portland, Oregon. Under the Aronora Royalty Purchase Agreement, we purchased from Aronora the rights to potential royalties and a portion of upfront, milestone, and option payments associated with five anti-thrombotic hematology drug products in development: three candidates subject to Aronora’s collaboration with Bayer Pharma AG (“Bayer”) (the “Bayer Products”) and two additional early stage candidates (the “non-Bayer Products”).

Under the terms of the Aronora Royalty Purchase Agreement, we made a $6.0 million upfront payment to Aronora when the transaction closed on June 26, 2019, and in September 2019 we made an additional $3.0 million payment for the three Bayer Products that were active as of September 1, 2019. Pursuant to the Aronora Royalty Purchase Agreement, if we receive $250.0 million in cumulative royalties on net sales per product, we will be required to pay associated tiered milestones payments to Aronora in an aggregate amount of up to $85.0 million per product. The tiered milestones will be paid based on various royalty tiers prior to reaching $250.0 million in cumulative royalties on net sales per product. We will retain royalties per product in excess of $250.0 million. We will receive, on average, low single-digit royalties on future sales of the Bayer Products and 10% of all future developmental, regulatory and sales milestones related to the Bayer Products. In addition, we purchased from Aronora the right to receive low-single digit percentage of net sales of the non-Bayer Products and 10% of all future payments, including upfront payments, option payments and developmental, regulatory and sales milestone payments on potential future sales of the non-Bayer Products. We financed $4.5 million of the purchase price with a three-year term loan under our Loan and Security Agreement with SVB dated May 7, 2018.

Royalty Purchase Agreement with Palobiofarma, S.L.

In September 2019, we entered into a Royalty Purchase Agreement (the “Palo Royalty Purchase Agreement”) with Palobiofarma, S.L, (“Palo”). Pursuant to the Palo Royalty Purchase Agreement, we acquired the rights to potential royalty payments in low single digit percentages of aggregate net sales associated with six drug candidates in various clinical development stages, targeting the adenosine pathway with potential applications in solid tumors, non-Hodgkin’s lymphoma, asthma/chronic obstructive pulmonary disease, inflammatory bowel disease, idiopathic pulmonary fibrosis, lung cancer, psoriasis and nonalcoholic steatohepatitis and other indications (the “Palo Licensed Products”) that are being developed by Palo. Novartis Pharma AG (“Novartis”) is a development partner on NIR178, one of the Palo Licensed Products, and NIR178 is being developed pursuant to a license agreement between Palo and Novartis. Under the terms of the Palo Royalty Purchase Agreement, we paid Palo $10.0 million for the rights to potential royalty payments on future sales of the Palo Licensed Products.  We financed $5.0 million of the purchase price with a three-year term loan under our Loan and Security Agreement with SVB dated May 7, 2018.

Selected Programs Underlying Our Core Pipeline

Historically, we have licensed or provided research and development collaboration services to world-class organizations, such as Novartis and Takeda, in pursuit of new antibody products under which we are eligible to receive potential future milestone payments and royalties. The following is a summary of material license and collaboration agreements that represent a significant component of our core pipeline.

Novartis – Anti-CD40 Antibody

In September 2015, we and Novartis Vaccines and Diagnostics, Inc. (“NVDI”), further amended our 2008 Amended and Restated Research, Development and Commercialization Agreement, relating to various antibodies, including anti-CD40 antibodies. Under this agreement, NVDI is solely responsible for the development and commercialization of the antibodies and products containing the antibodies arising from this program. The parties agreed to reduce the royalty rates that we are eligible to receive on sales of NVDI’s clinical stage anti-CD40 antibodies (such as iscalimab). These royalties are tiered based on sales levels and now have percentage rates ranging from mid-single digit to low-teens.

Our right to royalty payments expires on the later of the expiration of any licensed patent covering each product or 10 years from the first commercial sale of each product in each country. Novartis is conducting clinical testing of iscalimab in several indications.

Novartis – Gevokizumab

In August 2017, we and Novartis entered into a license agreement (the “XOMA‑052 License Agreement”), under which we granted Novartis an exclusive, worldwide, royalty-bearing license to gevokizumab (“VPM087”) (an early clinical stage product candidate) and related know-how and patents. Under the terms of the XOMA‑052 License Agreement, Novartis is solely responsible for the development and commercialization of VPM087 and products containing such antibody.

Under the XOMA‑052 License Agreement, we received total consideration of $30.0 million in 2017 for the license and rights granted to Novartis. Of the total consideration, $15.7 million was paid in cash and $14.3 million (equal to €12.0 million) was paid by Novartis Institutes for Biomedical Research, Inc. (“NIBR”), on our behalf, to settle our loan with Les Laboratories Servier (“Servier”). In addition, NIBR extended the maturity date on our debt to Novartis to September 30, 2022. We also received $5.0 million related to the sale of 539,131 shares of our common stock, at a price per share of $9.2742. Based on the achievement of pre-specified criteria, we are eligible to receive up to $438.0 million in development, regulatory and commercial milestones. We are also eligible to receive royalties on sales of licensed products, which are tiered based on sales levels and have percentage rates ranging from mid-single digit to mid-teens. This program is in early clinical testing.

Unless terminated earlier, the XOMA‑052 License Agreement will remain in effect, on a country-by-country and product-by-product basis, until Novartis’ royalty obligations end. The XOMA‑052 License Agreement contains customary termination rights relating to material breach by either party. Novartis also has a unilateral right to terminate the XOMA‑052 License Agreement on a product-by-product and country-by-country basis or in its entirety with six months’ prior written notice.

Novartis – Anti-TGFβ Antibody

In September 2015, we and Novartis International Pharmaceutical Ltd. (“Novartis International”) entered into a license agreement (the “Anti-TGFβ Antibody License Agreement”) under which we granted Novartis International an exclusive, worldwide, royalty-bearing license to our anti-TGFβ antibody program (“NIS793”). Novartis International is solely responsible for the development and commercialization of the antibodies and products containing the antibodies arising from this program.

Under the Anti-TGFβ Antibody License Agreement, we received a $37.0 million upfront fee, and are eligible to receive up to a total of $480.0 million in development, regulatory and commercial milestones. We also are eligible to receive royalties on sales of licensed products, which are tiered based on sales levels and have percentage rates ranging from mid-single digit to low-teens. This program is currently in early clinical testing.

Takeda

In November 2006, we entered into a collaboration agreement with Takeda under which we agreed to discover and optimize therapeutic antibodies against multiple targets selected by Takeda.

Under the terms of this agreement, we may receive additional milestone payments aggregating up to $19.0 million relating to TAK-079 and low single-digit royalties on future sales of all products subject to this license. Our right to milestone payments expires on the later of the receipt of payment from Takeda of the last amount to be paid under the agreement or the cessation by Takeda of all research and development activities with respect to all program antibodies, collaboration targets or collaboration products. Our right to royalties expires on the later of 13.5 years from the first commercial sale of each royalty-bearing discovery product or the expiration of the last-to-expire licensed patent.

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

Under the terms of the license agreement, Rezolute is responsible for all development, regulatory, manufacturing and commercialization activities associated with RZ358 and is required to make certain clinical, regulatory and annual net sales milestone payments to us of up to $232.0 million in the aggregate based on the achievement of pre-specified criteria. Rezolute is also obligated to pay us royalties ranging from the high single digits to the mid-teens based upon annual net sales of RZ358. Rezolute is obligated to take customary steps to advance RZ358, and to meet certain spending requirements on an annual basis for the program until a marketing approval application for RZ358 is accepted by the FDA. Rezolute’s obligation to pay royalties with respect to a particular RZ358 product and country will continue for the longer of the date of expiration of the last valid patent claim covering the product in that country, or twelve years from the date of the first commercial sale of the product in that country.

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

We also granted Rezolute an option through June 1, 2019 for an exclusive license for their choice of one of our preclinical insulin receptor monoclonal antibody fragments, including X129. On June 1, 2019, such option expired unexercised. The license agreement contains customary termination rights relating to material breach by either party. Rezolute also has a unilateral right to terminate the license agreement in its entirety on ninety-days’ notice at any time.

Rezolute License Agreement - First Amendment

In March 2018, we and Rezolute amended the license agreement and common stock purchase agreement. Pursuant to the as-amended terms of the license agreement and common stock purchase agreement, Rezolute was required to pay us $6.0 million in cash, to issue us $8.5 million worth of its common stock, and to issue us 7,000,000 shares of its common stock, contingent on the completion of its financing activities. Further, in the event that Rezolute did not complete a financing that raised at least $20.0 million in aggregate gross proceeds (“Qualified Financing”) by March 31, 2019 (the “2019 Closing”), it would issue to us an additional number of shares of its common stock equal to $8.5 million divided by the weighted average of the closing bid and ask prices or the average closing prices of Rezolute’s common stock on the ten-day trading period prior to March 31, 2019. Finally, if Rezolute was unable to complete a Qualified Financing by March 31, 2020, it was obliged to pay us $15.0 million in order to maintain the license. Under the common stock purchase agreement, Rezolute granted us the right and option to sell the greater of (i) 5,000,000 shares of common stock or (ii) one third of the aggregate shares held by us upon failure by Rezolute to list its shares of its common stock on the Nasdaq Stock Market or a similar national exchange on or prior to December 31, 2019.

During the year ended December 31, 2018, Rezolute closed a debt financing activity for gross proceeds of $4.0 million, which triggered the Initial Closing, and completed an Interim Financing Closing, as defined in the common stock purchase agreement. These financing activities resulted in receipt of 8,093,010 shares of Rezolute’s common stock and cash of $0.5 million. Under the amended license agreement, we were also entitled to receive $0.3 million of reimbursable technology transfer expenses from Rezolute.

Rezolute License Agreement - Second Amendment

In January 2019, we and Rezolute further amended the license agreement and common stock purchase agreement. The license agreement was amended to eliminate the requirement that equity securities be issued to us upon the closing of the Qualified Financing and to replace it with a requirement that Rezolute: (1) make five cash payments to us totaling $8.5 million following the closing of a Qualified Financing on or before specified staggered future dates through September 2020 (the “Future Cash Payments”); and (2) provide for early payment of the Future Cash Payments (only until the above referenced $8.5 million is reached) by making cash payments to us equal to 15% of the net proceeds of each future financing following the closing of the Qualified Financing, with such payments to be credited against any remaining unpaid Future Cash Payments in reverse order of their scheduled payment date. In accordance with the terms of the license agreement, we received an additional $5.5 million in cash upon the closing of the Qualified Financing in February 2019. In July and August 2019, Rezolute received additional cash through two common stock financing events, resulting in early payment of $3.4 million of unrecognized Future Cash Payments. In addition, we received the $1.5 million and $1.0 million payments due in September 2019 and December 2019, respectively, resulting in a total of $11.4 million in cash received from Rezolute for Qualified Financing and Future Cash Payments in the year ended December 31, 2019. As of December 31, 2019, we had an outstanding receivable of $2.6 million representing the current estimate of the Future Cash Payments expected to be received from Rezolute. During the year ended December 31, 2019, we recognized $14.0 million as revenue from Rezolute.

The license agreement amendment also revised the amount Rezolute is required to expend on development of RZ358 and related licensed products and revised provisions with respect to Rezolute’s diligence efforts in conducting clinical studies. Lastly, the common stock purchase agreement was amended to remove certain provisions related to the issuance of equity to us in accordance with the new provisions regarding the Future Cash Payments in the license agreement. Specifically, the common stock purchase agreement was amended to provide XOMA the right to sell up to 5,000,000 shares of Rezolute common stock currently held by us, back to Rezolute if it fails to list its shares of common stock on the Nasdaq Stock Market or a similar national exchange on or prior to December 31, 2019. Only 2,500,000 shares may be sold back to Rezolute during calendar year 2020. Any such shares may be sold back to Rezolute at the average of the closing bid and asked prices of its common stock quoted on its principal trading market on the date of such put option exercise. As of December 31, 2019, Rezolute failed to list its shares of common stock on the Nasdaq Stock Market or a similar exchange.

Ology Bioservices

On November 4, 2015, we entered into an asset purchase agreement with Ology Bioservices, Inc. (“Ology Bioservices”) (formerly Nanotherapeutics Inc.) (the “Ology Bioservices Purchase Agreement”), under which Ology Bioservices agreed to acquire our biodefense business and related assets. Under the terms of this agreement, we are eligible to receive a 15% royalty on net sales of any future Ology Bioservices products covered by or involving the related patents or know-how. During the year ended December 31, 2018, we received $2.5 million owed to us under the agreement with Ology Bioservices which was recognized as other income in our consolidated statement of operations and comprehensive loss. The scheduled payment concluded in 2018, but we are still eligible to receive royalties in the future.

Proprietary Product Candidates

We have a pipeline of unique monoclonal antibodies and technologies available to license to pharmaceutical and biotechnology companies to further their clinical development. A summary of these product candidates is provided below:

•

IL‑2 program. Interleukin 2 has long been recognized as an effective therapy for metastatic melanoma and renal cell carcinoma, but it has serious dose-limiting toxicities that prevent broad clinical use. We have generated antibodies that, when given with IL‑2, are intended to steer IL‑2 to enhance its positive impact with less toxicity, potentially improving the therapeutic index over standard IL‑2 therapy.
•

PTH1R program. We have generated an anti-parathyroid receptor pipeline that includes several functional antibody antagonists targeting PTH1R, a G-protein-coupled receptor involved in the regulation of calcium metabolism. These antibodies have shown promising efficacy in in vivo studies and could potentially address unmet medical needs, including primary hyperparathyroidism and humoral hypercalcemia of malignancy (“HHM”). HHM is present in many advanced cancers and is caused by high serum calcium due to increased levels of the PTH1R ligand PTH-related peptide (“PTHrP”). Current HHM treatments often fall short and many cancer patients die from ‘metabolic death’. Our PTH1R antibodies could be beneficial for the treatment of HHM.

•

XMetA is an insulin receptor-activating antibody designed to provide long-acting reduction of hyperglycemia in Type 2 diabetic patients, potentially reducing the advancement to a number of insulin injections needed to control their blood glucose levels.

•

X213 (formerly LFA 102) is an allosteric inhibitor of prolactin action. It is a humanized IgG1‑Kappa monoclonal antibody that binds to the extracellular domain of the human prolactin receptor with high affinity at an allosteric site. The antibody has been shown to inhibit prolactin-mediated signaling, and it is potent and similarly active against several animal and human prolactin receptors.

Technologies Available for Non-Exclusive License

We have a set of antibody discovery, optimization and development technologies available for licensing, including:

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

Sale of Future Revenue Streams

On December 21, 2016, we entered into two Royalty Interest Acquisition Agreements (together, the “Royalty Sale Agreements”) with HealthCare Royalty Partners II, L.P. (“HCRP”). Under the first Royalty Sale Agreement, we sold our right to receive milestone payments and royalties on future sales of products subject to a license agreement, dated August 18, 2005, between XOMA and Pfizer, Inc. (“Pfizer”) (formerly Wyeth) for an upfront cash payment of $6.5 million, plus potential additional payments totaling $4.0 million in the event three specified net sales milestones were met by Pfizer in 2017, 2018 and 2019. None of the sales milestones were achieved. Under the second Royalty Sale Agreement entered into in December 2016, we sold our right to receive royalties under an Amended and Restated License Agreement dated October 27, 2006 between XOMA and Shire Plc. (formerly Dyax, Corp.) for a cash payment of $11.5 million.

Debt Agreements

Novartis

In connection with the collaboration between XOMA and Novartis AG (then Chiron Corporation), a secured note agreement was executed in May 2005. The note agreement is secured by our interest in the collaboration and was due and payable in full on June 21, 2015. In June 2015, we and NVDI, who assumed the note agreement, agreed to extend the maturity date of our secured note agreement from June 21, 2015 to September 30, 2015, which was then subsequently extended to September 30, 2020. In September 2017, in connection with the XOMA‑052 License Agreement with Novartis, we and NIBR, who assumed the note agreement from NVDI, executed an amendment to the note agreement under which we further extended the maturity date of the note to September 30, 2022. As of December 31, 2019, the outstanding principal balance under this note agreement totaled $15.9 million.

Silicon Valley Bank Loan Agreement

In May 2018, we executed a Loan and Security Agreement (the “Loan Agreement”) with SVB. Under the Loan Agreement, upon our request, SVB may make advances available to us of up to $20.0 million. We may borrow advances under the Term Loan from May 7, 2018 (the “Effective Date”) until the earlier of March 31, 2019 or an event of default.

In connection with the Loan Agreement, we issued a warrant to SVB, which is exercisable in whole or in part for up to an aggregate of 6,332 shares of common stock with an exercise price of $23.69 per share (the “Warrant”). The Warrant may be exercised on a cashless basis and is exercisable within 10 years from the date of issuance or upon the consummation of certain acquisitions of XOMA.

In March 2019, we and SVB amended the Loan Agreement to extend the draw period from March 31, 2019 to March 31, 2020. In connection with the amendment, we issued a second warrant to SVB, which is exercisable in whole or in part for up to an aggregate of 4,845 shares of common stock with an exercise price of $14.71 per share. As of December 31, 2019, both warrants are outstanding. In addition, both warrants may be exercised on a cashless basis and are exercisable within 10 years from the date of issuance or upon the consummation of certain acquisitions of XOMA.

In September 2018, we borrowed $7.5 million under the Loan Agreement in connection with the Agenus royalty purchase agreement. In June and September 2019, we borrowed advances of $3.0 million and $1.5 million for the upfront payment and the contingent consideration under the Aronora royalty purchase agreement, respectively. In September 2019, we borrowed an additional $5.0 million in connection with the Palo Royalty Purchase Agreement. As of December 31, 2019, the outstanding principal balance of the debt under the Loan Agreement was $16.1 million.

Competition

The biotechnology and pharmaceutical industries are subject to continuous and substantial technological change. Some of the drugs our licensees or royalty partners are developing may compete with existing therapies or other drugs in development by other companies. Furthermore, academic institutions, government agencies and other public and private organizations conducting research may seek patent protection with respect to potentially competing products or technologies and may establish collaborative arrangements with our competitors. There can be no assurance that developments by others will not render our, or our licensees’, products or technologies obsolete or uncompetitive.

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

Intellectual Property

Intellectual property is important to our business and our future income streams will depend in part on our ability to obtain issued patents, and our partners’ and licensees’ ability to operate without infringing on the proprietary rights of others. We hold and have filed applications for a number of patents in the United States and internationally to protect our products and technology. We also have obtained or have the right to obtain licenses to, or income streams based on, certain patents and applications filed by others. However, the patent position of biotechnology companies generally is highly uncertain and consistent policy regarding the breadth of allowed claims has not emerged from the actions of the U.S. Patent and Trademark Office with respect to biotechnology patents. Accordingly, no assurance can be given that our, or our partners’ or licensees’ patents will afford protection against competitors with similar products or others will not obtain patents claiming aspects similar to those covered by our, or our partners’ or licensees’ patent applications. Below is a list of representative patents and patent applications related to our licensed programs:

Licensee	Program	Representative Patents/Applications	Subject matter	Expected last expiry in family
Novartis	Anti-IL‑1	US 7,531,166 US 7,582,742 EP 1 899 378	Gevokizumab and other antibodies and antibody fragments with similar binding properties for IL‑1β	2027

		US 7,695,718 US 8,101,166 US 8,586,036 US 9,163,082	Methods of treating Type 2 diabetes or Type 2 diabetes-induced diseases or conditions with high affinity antibodies and antibody fragments that bind to IL‑1β	2027

		US 8,637,029	Methods of treating gout with certain doses of IL‑1β binding antibodies or binding fragments	2028

		JP 5763625 US 20180155420	Pharmaceutical compositions comprising anti-IL‑1β binding antibodies or fragments for reducing acute coronary syndrome in a subject with a history of myocardial infarction.	2030

Novartis	Anti-TGF	US 8,569,464 US 9,145,458 US 9,714,285 EP 2714735A1 JP 6363948	TGFβ antibodies and methods of use thereof	2032

		US 10,167,334 EP 3277716A1	Combination therapy using an inhibitor of TGF and an inhibitor of PD‑1 for treating or preventing recurrence of cancer	2036
Rezolute	Anti-INSR	US 9,944,698 EP 2 480 254 JP 5849050	Insulin receptor-modulating antibodies having the functional properties of RZ358	2030

		WO2016/141111	Methods of treating or preventing post-prandial hypoglycemia after gastric bypass surgery using a negative modulator antibody to the insulin receptor	2036

Ology Bioservices	Anti-BoNT	US 8,821,879 EP 2 473 191	Coformulations of anti- botulinum neurotoxin antibodies	2030

Various	Phage display libraries	US 8,546,307 EP 2 344 686 US 7,094,579 EP 2 060 628	XOMA phage display library components	2032 2022

Seeking out license	Anti-PTH1R	US 10,519,250	Parathyroid Hormone Receptor 1 Antibodies and Uses Thereof	2037

Seeking out license	Anti-IL2	WO2018/064255*	Interleukin‑2 Antibodies and Uses Thereof	2037

Seeking out license	Anti-PRLR	US 7,867,493 EP 2 059 535	Prolactin receptor antibodies	2027

* Jointly-owned with Medical University of South Carolina Foundation for Research Development

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

Concentration of Risk

Our business model is dependent on third parties achieving specified development milestones and product sales. Our pipeline currently includes over 65 fully-funded programs from which we could potentially receive royalties if the programs achieve marketability. Novartis is developing several of the programs in our pipeline. While we do not expect the discontinuation of any one program would have a material impact on our business, the discontinuation of all programs by Novartis could have a material effect on our business and financial condition.

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

Our principal executive offices are located at 2200 Powell Street, Suite 310, Emeryville, California 94608, and we maintain a registered office located at Corporation Trust Center, 1209 Orange Street, Wilmington, Delaware 19801. Our telephone number at our principal executive offices is (510) 204‑7200. Our website address is www.xoma.com. The information found on our website is not part of this or any other report filed with or furnished to the Securities and Exchange Commission (“SEC”).

Employees

As of March 5, 2020, we employed 10 full-time employees. None of our employees are unionized. Our employees are primarily engaged in executive, business development, legal, finance and administrative positions.

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

We are engaged in a continual review of opportunities to acquire future royalties, milestones and other payments related to drug development and sales as part of our royalty aggregator strategy or to acquire companies that hold royalty assets. Generally, at any time, we seek to have acquisition opportunities in various stages of active review, including, for example, our engagement of consultants and advisors to analyze particular opportunities, technical, financial and other confidential information, submission of indications of interest and involvement as a bidder in competitive auctions. Many potential acquisition targets do not meet our criteria, and for those that do, we may face significant competition for these acquisitions from other royalty buyers and enterprises. Competition for future asset acquisition opportunities in our markets could increase the price we pay for such assets and could reduce the number of potential acquisition targets. The success of our acquisitions is based on our ability to make accurate assumptions regarding the valuation, timing and amount of potential future royalty and milestone payments as well as the viability of the underlying technology and intellectual property. The failure of any of these acquisitions to produce anticipated revenues may materially and adversely affect our financial condition and results of operations.

Some of these acquisitions may expose us to credit risk in the event of a default by or bankruptcy of the licensor(s) or licensee(s) that are parties to the applicable license agreement(s) covering the potential milestone and royalty streams being acquired. While we generally try to structure our receipt of potential milestone and royalty payments to minimize the risk associated with such a default or bankruptcy, there can be no assurance that any such default or bankruptcy will not adversely affect our ability to receive future potential royalty and/or milestone payments. To mitigate this risk, on occasion, we may obtain a security interest as collateral in such royalty, milestone and other payments. Our credit risk in respect of such counterparty may be exacerbated when the collateral held by us cannot be realized upon or is liquidated at prices not sufficient to recover the full amount we are due pursuant to the terms of the particular assets. This could occur in circumstances where the original collateral was not sufficient to cover a complete loss (e.g., our interests were only partially secured) or may result from the deterioration in value of the collateral, so that, in either such case, we are unable to recuperate our full capital outlay. Any such losses resulting therefrom could materially and adversely affect our financial condition and results of operations.

Many of our potential royalty acquisitions may be associated with drug products that are in clinical development and have not yet been commercialized. To the extent that such products are not successfully developed and commercialized, our financial condition and results of operations may be negatively impacted.

As part of our royalty aggregator strategy, we will purchase future milestone and royalty streams associated with drug products which are in clinical development and have not yet been commercialized. To the extent that any such drug products are not successfully developed and subsequently commercialized, the value of our acquired potential milestone and royalty streams will be negatively affected. The ultimate success of our royalty aggregator strategy will depend on our ability to properly identify and acquire high quality products and the ability of the applicable counterparty to innovate, develop and commercialize their products, in increasingly competitive and highly regulated markets. Their inability to do so would negatively affect our ability to receive royalty and/or milestone payments. In addition, we are dependent, to a large extent, on third parties to enforce certain rights for our benefit, such as protection of a patent estate, adequate reporting and other protections, and their failure to do so would presumably negatively impact our financial condition and results of operations.

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

The royalty and milestone payments we may receive are dependent on our licensees’ achievement of regulatory and developmental milestones and product sales. Each licensee’s calculation of the royalty payments is subject to and dependent upon the adequacy and accuracy of its sales and accounting functions, and errors may occur from time to time in the calculations made by a licensee and/or a licensee may fail to report the achievement of royalties or milestones in whole or in part. Our license and royalty agreements typically provide us the primary or back-up right to audit the calculations and sales data for the associated royalty payments; however, such audits may occur many months following our recognition of the royalty revenue, may require us to adjust our royalty revenues in later periods and may require expense on the part of the Company. Further, our licensees and royalty-agreement counterparties may be uncooperative or have insufficient records, which may complicate and delay the audit process.

Although we intend to regularly exercise our royalty audit rights as necessary and to the extent available, we rely in the first instance on our licensees and royalty-agreement counterparties to accurately report the achievement of milestones and royalty sales and calculate and pay applicable milestones and royalties and, upon exercise of such royalty and other audit rights, we rely on licensees’ and royalty-agreement counterparties’ cooperation in performing such audits. In the absence of such cooperation, we may be forced to incur expenses to exercise legal remedies, if available, to enforce our agreements.

The lack of liquidity of our acquisitions of future potential milestones and royalties may adversely affect our business and, if we need to sell any of our acquired assets, we may not be able to do so at a favorable price, if at all. As a result, we may suffer losses.

We generally acquire milestone and royalty rights that have limited secondary resale markets and may be subject to transfer restrictions. The illiquidity of most of our milestone and royalty receivable assets may make it difficult for us to dispose of them at a favorable price if at all and, as a result, we may suffer losses if we are required to dispose of any or all such assets in a forced liquidation or otherwise. In addition, if we liquidate all or a portion of our potential future milestone and/or purchased royalty stream interests quickly or relating to a forced liquidation, we may realize significantly less than the value at which we had previously recorded these interests.

Our royalty aggregator strategy may require that we register with the SEC as an “investment company” in accordance with the Investment Company Act of 1940.

The rules and interpretations of the SEC and the courts, relating to the definition of "investment company" are very complex. While we currently intend to conduct our operations so that we will not be an investment company under applicable SEC interpretations, we can provide no assurance that the SEC would not take the position that the Company would be required to register under the Investment Company Act of 1940 (the “‘40 Act”) and comply with the ‘40 Act’s registration and reporting requirements, capital structure requirements, affiliate transaction restrictions, conflict of interest rules, requirements for disinterested directors, and other substantive provisions. We monitor our assets and income for compliance under the ‘40 Act and seek to conduct our business activities to ensure that we do not fall within its definitions of “investment company” or qualify under one of the exemptions or exclusions provided by the ‘40 Act and corresponding SEC regulations. If we were to become an “investment company” and be subject to the restrictions of the ‘40 Act, those restrictions would likely require significant changes in the way we do business and add significant administrative burdens to our operations. To ensure that we do not fall within the ‘40 Act, we may need to take various actions which we might otherwise not pursue. These actions may include restructuring the Company and/or modifying our mixture of assets and income or a liquidation of certain of our assets.

Our licensees or royalty-agreement counterparties could be subject to natural disasters, public health crises, political crises and other catastrophic events that could hinder or disrupt development efforts.

We depend on our licensees and royalty-agreement counterparties to successfully develop and commercialize product candidates for which we may receive milestone and royalty payments in the future.  Our licensees and royalty-agreement counterparties operate research and development efforts in various locations in the United States and internationally.  If any of their facilities is affected by natural disasters, such as earthquakes, tsunamis, power shortages or outages, floods or monsoons, public health crises, such as pandemics and epidemics, political crises, such as terrorism, war, political instability or other conflict, or other events outside of their control, their research and development efforts could be disrupted, which could result in the discontinuation of development of one or more of the product candidates in which we have rights to future milestone and/or royalty payments which could have a material adverse effect on our business operations and prospects.

Risks Related to our Financial Results and Capital Requirements

We have sustained losses in the past, and we expect to sustain losses in the foreseeable future.

We have incurred significant operating losses and negative cash flows from operations since our inception. We had net losses of $2.0 million and $13.3 million for the years ended December 31, 2019 and December 31, 2018, respectively. As of December 31, 2019, we had an accumulated deficit of $1.2 billion. We do not know whether we will ever achieve sustained profitability or whether cash flow from future operations will be sufficient to meet our needs.

To date, we have financed our operations primarily through the sale of equity securities and debt and royalty interests, and payments received under our collaboration and licensing arrangements. The size of our future net losses will depend, in part, on the rate of our future expenditures and our and our partners’ ability to generate revenues. If our partners’ product candidates are not successfully developed or commercialized by our licensees, or if revenues are insufficient following regulatory approval, we will not achieve profitability and our business may fail. Our ability to achieve profitability is dependent in large part on the success of our and our licensees’ ability to license product candidates, and the success of our licensees’ development programs, both of which are uncertain. Our success is also dependent on our licensees obtaining regulatory approval to market product candidates which may not materialize or prove to be successful.

Our royalty aggregator  strategy may require us to raise additional funds to acquire milestone and royalty interests; we cannot be certain that funds will be available or available at an acceptable cost of capital, and if they are not available, we may be unsuccessful in acquiring milestone and royalty interests to sustain the business in the future.

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

If adequate funds are not available on a timely basis, we may:

•	reduce or eliminate royalty aggregation efforts;
•	further reduce our capital or operating expenditures;
•	curtail our spending on protecting our intellectual property; or
•	take other actions which may adversely affect our financial condition or results of operations.

We have significantly restructured our business and revised our business plan and there are no assurances that we will be able to successfully implement our revised business plan or successfully operate as a royalty aggregator.

We have historically been focused on discovering and developing innovative therapeutics derived from our unique platform of antibody technologies. We have now become a royalty aggregator where we focus on expanding our pipeline of fully-funded programs by out-licensing our internally developed product candidates and acquiring potential milestone and royalty revenue streams on additional third party drug product candidates. Our strategy is based on a number of factors and assumptions, some of which are not within our control, such as the actions of third parties. There can be no assurance that we will be able to successfully execute all or any elements of our strategy, or that our ability to successfully execute our strategy will be unaffected by external factors. If we are unsuccessful in acquiring potential milestone and royalty revenue streams on additional drug product candidates, or those acquisitions do not perform to our expectations, our financial performance and balance sheet could be adversely affected.

We may not fully realize the expected benefits of our cost-saving initiatives.

Maintaining a low corporate cost structure is a key element of our current business strategy. If we experience unanticipated inefficiencies caused by our reduced headcount, we may be unable to fully execute our new strategy.  In addition, we may incur expenses in excess of what we anticipate. Any of these outcomes could prevent us from meeting our strategic objectives and could adversely impact our results of operations and financial condition.

Risks Related to Our Reliance on Third Parties

We rely heavily on licensee relationships, and any disputes or litigation with our partners or termination or breach of any of the related agreements could reduce the financial resources available to us, including our ability to receive milestone payments and future royalty revenues.

Our existing collaborations may not continue or be successful, and we may be unable to enter into future collaborative arrangements to develop and commercialize our unpartnered assets. Generally, our current collaborative partners also have the right to terminate their collaborations at will or under specified circumstances. If any of our collaborative partners breach or terminate their agreements with us or otherwise fail to conduct their collaborative activities successfully (for example, by not making required payments when due, or at all or failing to engage in commercially reasonable efforts to develop products if required), our product development under these agreements will be delayed or terminated. Disputes or litigation may also arise with our collaborators (with us and/or with one or more third parties), including those over ownership rights to intellectual property, know-how or technologies developed with our collaborators.

Our licensees rely on third parties to provide services in connection with our product candidate development and manufacturing programs. The inadequate performance by or loss of any of these service providers could affect our licensees’ product candidate development.

Third parties provide services in connection with preclinical and clinical development programs, including in vitro and in vivo studies, assay and reagent development, immunohistochemistry, toxicology, pharmacokinetics, clinical trial support, manufacturing and other outsourced activities. If these service providers do not adequately perform the services for which we or our licensees have contracted, or cease to continue operations, and we are not able to find a replacement provider quickly or we lose information or items associated with our drug product candidates, our or our licensees’ development programs and receipt of any potential resulting income may be delayed.

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

Under our contract with NIAID, a part of the National Institute of Health (“NIH”), we invoiced using NIH provisional rates, and these are subject to future audits at the discretion of NIAID’s contracting office. In October of 2019, NIH notified us that it engaged KPMG LLP (“KPMG”) to perform an audit of our Incurred Cost Submissions for 2013, 2014 and 2015 and the audit is still in progress. This audit may result in an adjustment to revenue previously reported, which potentially could be material.

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

We have licensed technologies from third parties. These technologies include phage display technologies licensed to us in connection with our bacterial cell expression technology licensing program and antibody products. However, our and our licensees’ use of these technologies is limited by certain contractual provisions in the licenses relating to them, and although we have obtained numerous licenses, intellectual property rights in the area of phage display are particularly complex. If we are unable to maintain our licenses, patents or other intellectual property, we could lose important protections that are material to continuing our operations and for future prospects. Our licensors also may seek to terminate our license, which could cause us and our licensees to lose the right to use the licensed intellectual property and adversely affect our and our licensees’ ability to commercialize our technologies, products or services.

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

There can be no assurance that the market price of our common stock will not decline below its present market price or that there will be an active trading market for our common stock. The market prices of biotechnology companies have been and are likely to continue to be highly volatile. Fluctuations in our operating results and general market conditions for biotechnology stocks could have a significant impact on the volatility of our common stock price. We have experienced significant volatility in the price of our common stock. From January 1, 2019, through March 5, 2020, the share price of our common stock has ranged from a high of $28.85 to a low of $11.50. Additionally, we have two significant holders of our stock that could affect the liquidity of our stock and have a significant negative impact on our stock price if one or both of the holders were to quickly sell their ownership positions.

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

We are authorized to issue, without stockholder approval, 1,000,000 shares of preferred stock, of which 5,003 shares of Series X preferred stock and 1,252.772 shares of Series Y preferred stock were issued and outstanding as of December 31, 2019. Each share of Series X and Series Y is convertible into 1,000 shares of registered common stock. The total number of shares of common stock issuable upon conversion of all issued Series X and Series Y convertible preferred stock would be 6,255,772 shares. Each share is convertible at the option of the holder at any time, provided that the holder will be prohibited from converting into common stock if, as a result of such conversion, the holder, together with its affiliates, would beneficially own a number of shares above a conversion blocker, which is initially set at 19.99% of our total common stock then issued and outstanding immediately following the conversion of such shares. A holder of Series X or Y preferred shares may elect to increase or decrease the conversion blocker above or below 19.99% on 61 days’ notice, provided the conversion blocker does not exceed the limits under Nasdaq Marketplace Rule 5635(b), to the extent then applicable. If holders of our Series X and Series Y convertible preferred stock elect to convert their preferred shares into common stock such conversion would dilute our currently outstanding common stock both in number and in earnings per share. Biotechnology Value Fund, L.P. (“BVF”) (and its affiliates), as current holders of all shares of our Series X and Series Y preferred stock, would, if they converted all such shares to common stock, obtain majority voting control of the Company. BVF has notified us of their intention to convert all of their shares of Series Y preferred stock into common stock. Upon such conversion, BVF will own approximately 35.4% the Company’s total outstanding shares of common stock.

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

Companies that file reports with the SEC, including us, are subject to the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX”). Section 404 requires management to establish and maintain a system of internal control over financial reporting, and annual reports on Form 10‑K filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), must contain a report from management assessing the effectiveness of our internal control over financial reporting. Ensuring we have adequate internal financial and accounting controls and procedures in place to produce accurate financial statements on a timely basis is a time-consuming effort that needs to be re-evaluated frequently. Failure on our part to have effective internal financial and accounting controls would cause our financial reporting to be unreliable, could have a material adverse effect on our business, operating results, and financial condition, and could cause the trading price of our common stock to fall.

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

Under the federal income tax law, federal net operating losses incurred in 2019 and in future years may be carried forward indefinitely, but the deductibility of such federal net operating losses is limited. It is uncertain if and to what extent various states will conform to the federal tax law. In addition, Section 382 of the U.S. Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, generally limit the ability of a corporation that undergoes an “ownership change” to utilize its net operating loss carry-forwards (“NOLs”) and certain other tax attributes against any taxable income in taxable periods after the ownership change. The amount of taxable income in each taxable year after the ownership change that may be offset by pre-change NOLs and certain other pre-change tax attributes is generally equal to the product of (a) the fair market value of the corporation’s outstanding shares (or, in the case of a foreign corporation, the fair market value of items treated as connected with the conduct of a trade or business in the United States) immediately prior to the ownership change and (b) the long-term tax exempt rate (i.e., a rate of interest established by the U.S. Internal Revenue Service that fluctuates from month to month). In general, an “ownership change” occurs whenever the percentage of the shares of a corporation owned, directly or indirectly, by “5‑percent shareholders” (within the meaning of Section 382 of the Internal Revenue Code) increases by more than 50 percentage points over the lowest percentage of the shares of such corporation owned, directly or indirectly, by such “5‑percent shareholders” at any time over the preceding three years.

Based on an analysis under Section 382 of the Internal Revenue Code (which subjects the amount of pre-change NOLs and certain other pre-change tax attributes that can be utilized to an annual limitation), we experienced ownership changes in 2009 and 2012, which substantially limit the future use of our pre-change NOLs and certain other pre-change tax attributes per year. In February 16, 2017, we completed an equity financing for net proceeds of $24.8 million which triggered an additional ownership change under Section 382 that significantly impacted the availability of our tax attributes against future income. Further, due to the existence of a net unrealized built-in loss at the ownership change date, Section 382 further limits our ability to fully utilize the tax deductions associated with certain of our assets, including depreciation and amortization deductions recognized during the 60‑month period following the ownership change ending in 2022. Although these deductions will occur in the post-change period, Section 382 treats the deductions as pre-change losses subject to the annual 382 limitation. As of December 31, 2019, we have excluded the NOLs and research and development credits that will expire as a result of the annual limitations. To the extent that we do not utilize our carry-

forwards within the applicable statutory carry-forward periods, either because of Section 382 limitations or the lack of sufficient taxable income, the carry-forwards will also expire unused.

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

In addition, our licensees may conduct clinical trials in foreign countries, which may subject them to further delays and expenses as a result of increased drug shipment costs, additional regulatory requirements and the engagement of foreign clinical research organizations, and may expose us and our licensees to risks associated with foreign currency transactions to make contract payments denominated in the foreign currency where the trial is being conducted.

New products and technologies of other companies may render some or all of our licensees’ product candidates noncompetitive or obsolete.

New developments by others may render our licensees’ product candidates or technologies obsolete or uncompetitive. Technologies developed and utilized by the biotechnology and pharmaceutical industries are changing continuously and substantially. Competition in antibody-based technologies is intense and is expected to increase in the future as a number of established biotechnology firms and large chemical and pharmaceutical companies advance in these fields. Many of these competitors may be able to develop products and processes competitive with or superior to our and our licensees for many reasons, including that they may have:

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

Positive developments in connection with a potentially competing product may have an adverse impact on our future potential for receiving revenue derived from development milestones and royalties. For example, if another product is perceived to have a competitive advantage, or another product’s failure is perceived to increase the likelihood that our licensed product will fail, our licensees may halt development of our licensed product candidates.

Our licensees may be unable to price our products effectively or obtain coverage and adequate reimbursement for sales of our products, which would prevent our licensees’ products from becoming profitable and negatively affect the royalties we may receive.

If our third-party licensees succeed in bringing our product candidates to the market, they may not be considered cost effective, and reimbursement to the patient may not be available or may not be sufficient to allow our licensees to sell the products on a competitive basis. In both the United States and elsewhere, sales of medical products and treatments are dependent, in part, on the availability of coverage and adequate reimbursement from third-party payors, such as government and private insurance plans. Significant uncertainty exists as to the coverage and reimbursement status of any products for which our licensees may obtain regulatory approval. Even if coverage is available, the associated reimbursement rate may not be adequate for us and our licensees to cover related costs. Additionally, coverage and reimbursement policies for drug products can differ significantly from payor to payor as there is no uniform policy of coverage and reimbursement for drug products among third‑party payors in the United States. Therefore, the process of obtaining coverage and reimbursement is often time‑consuming and costly.

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

In addition, the emphasis on managed care in the United States has increased and will continue to increase the pressure on the pricing of pharmaceutical products. We cannot predict whether any legislative or regulatory proposals will be adopted or the effect these proposals or managed care efforts may have on our or our licensees’ businesses.

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

The testing, marketing and sales of medical products entails an inherent risk of allegations of product liability. In the past, we were party to product liability claims filed against Genentech Inc. and, even though Genentech agreed to indemnify us in connection with these matters and these matters have been settled, there can be no assurance other product liability lawsuits will not result in liability to us or that our insurance or contractual arrangements will provide us with adequate protection against such liabilities. In the event of one or more large, unforeseen awards of damages against us, our product liability insurance may not provide adequate coverage. A significant product liability claim for which we were not covered by insurance or indemnified by a third party would have to be paid from cash or other assets, which could have an adverse effect on our business and the value of our common stock. To the extent we have sufficient insurance coverage, such a claim would presumably result in higher subsequent insurance rates. In addition, product liability claims can have various other ramifications, including loss of future sales opportunities, increased costs associated with replacing products, a negative impact on our goodwill and reputation, and divert our management’s attention from our business, each of which could also adversely affect our business and operating results.

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

If our intellectual property rights are not protected adequately, our licensees may not be able to commercialize our technologies or products, and our competitors could commercialize our technologies or products, which could result in a decrease in our licensees’ sales and market share that would harm our business and operating results. Specifically, the patent position of biotechnology companies generally is highly uncertain and involves complex legal and factual questions. The legal standards governing the validity of biotechnology patents are in transition, and current defenses as to issued biotechnology patents may not be adequate or available in the future. Accordingly, there is uncertainty as to:

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

If certain patents issued to others are upheld or if certain patent applications filed by others are issued and upheld, our licensees may require licenses from others to develop and commercialize certain potential products incorporating our technology or we may become involved in litigation to determine the proprietary rights of others. These licenses, if required, may not be available on acceptable terms, and any such litigation will presumably be costly and may have other adverse effects on our business, such as inhibiting our licensees’ ability to compete in the marketplace and absorbing significant management time.

Due to the uncertainties regarding biotechnology patents, we also have relied and will continue to rely upon trade secrets, know-how and continuing technological advancement to develop and maintain our competitive position. Our employees and contractors are typically required to sign confidentiality agreements under which they agree not to use or disclose any of our proprietary information. Research and development contracts and relationships between us and our scientific consultants and potential licensees provide access to aspects of our know-how that are protected generally under confidentiality agreements. These confidentiality agreements may be breached or may not be enforced by a court. To the extent proprietary information is divulged to competitors or to the public generally, such disclosure may adversely affect our licensees’ ability to develop or commercialize our products by giving others a competitive advantage or by undermining our patent position.

Litigation regarding intellectual property and/or the enforcement of our contractual rights against licensees and third parties can be costly and expose us to risks of counterclaims against us.

We may be required to engage in litigation or other proceedings to protect our intellectual property and/or enforce our contractual rights against former or current licensees or third parties, including third-party collaborators of such licensees. The cost to us of this litigation, even if resolved in our favor, could be substantial. Such litigation and any negotiations leading up to it also could divert management’s attention and resources. If this litigation is resolved against us, we may lose the value associated with contract rights contained in our arrangements with licensees and third parties, our patents may be declared invalid, and we could be held liable for significant damages. While it is our current plan to pursue, on a selective basis, potential material contractual breaches against licensees and third-parties (including third-party collaborators of licensees) and/or infringement of our intellectual property rights or technology, there can be no assurance that any such enforcement actions will be successful, or if successful, the timing of such success or that we will have sufficient capital to prosecute any such actions to a successful conclusion.

In addition, we may be subject to claims that we, or our licensees, are infringing other parties’ patents. If such claims are resolved against us, we or our licensees may be enjoined from developing, manufacturing, selling or importing products, processes or services unless we obtain a license from the other party. Such license may not be available on reasonable terms or at all, thus preventing us, or our licensees, from using these products, processes or services and adversely affecting our potential future revenue.

Risks Related to Employees, Location, Data Integrity, and Litigation

The loss of key personnel, including our Chief Executive Officer or Chief Financial Officer, could delay or prevent achieving our objectives.

Our business efforts could be adversely affected by the loss of one or more key members of our staff, particularly our executive officers: James R. Neal, our Chief Executive Officer and Thomas Burns, our Senior Vice President, Finance and Chief Financial Officer. We currently do not have key person insurance on any of our employees.

Because we are a small biopharmaceutical focused company with limited resources, we may not be able to attract and retain qualified personnel.

We had 10 employees as of March 5, 2020. We may require additional experienced executive, accounting, legal, administrative and other personnel from time to time in the future. There is intense competition for the services of these personnel, especially in California. Moreover, we expect that the high cost of living in the San Francisco Bay Area, where our headquarters is located, may impair our ability to attract and retain employees in the future. If we do not succeed in attracting new personnel and retaining and motivating existing personnel, our business may suffer and we may be unable to implement our current initiatives or grow effectively.

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

Our corporate headquarters is located in Emeryville, California. This location is in an area of seismic activity near active earthquake faults. Any earthquake, tsunami, terrorist attack, fire, power shortage or other calamity affecting our facilities may disrupt our business and could have material adverse effect on our results of operations.

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

Also, in June 2018, the State of California enacted the California Consumer Privacy Act of 2018 (“CCPA”), which became effective in January 2020. The CCPA establishes a privacy framework for covered businesses, including an expansive definition of personal information and data privacy rights for California residents. The CCPA includes a framework with potentially severe statutory damages and private rights of action.  The CCPA requires covered companies to provide new disclosures to California consumers (as that word is broadly defined in the CCPA), provide such consumers new ways to opt-out of certain sales of personal information, and allow for a new cause of action for data breaches.  It remains unclear how the CCPA will be interpreted, but as currently written, it will likely impact our business activities and exemplifies the vulnerability of our business to not only cyber threats but also the evolving regulatory environment related to personal data.  As we expand our operations, the CCPA may increase our compliance costs and potential liability. Some observers have noted that the CCPA could mark the beginning of a trend toward more stringent privacy legislation in the United States.  Other states are beginning to pass similar laws. Accordingly, data security breaches experienced by us, our partners or contractors could lead to significant fines, required corrective action, the loss of trade secrets or other intellectual property, public disclosure of sensitive clinical or commercial data, and the exposure of personally identifiable information (including sensitive personal information) of our employees, partners, and others. A data security breach or privacy violation that leads to disclosure or modification of, or prevents access to, patient information, including personally identifiable information or protected health information, could result in fines, increased costs or loss of revenue as a result of:

•	harm to our reputation;
•	fines imposed on us by regulatory authorities;

•	additional compliance obligations under federal, state or foreign laws;
•	requirements for mandatory corrective action to be taken by us; and
•	requirements to verify the correctness of database contents and otherwise subject us to liability under laws and regulations that protect personal data.

If we are unable to prevent such data security breaches or privacy violations or implement satisfactory remedial measures, our operations could be disrupted, and we may suffer loss of reputation, financial loss and other regulatory penalties because of lost or misappropriated information, including sensitive patient data. In addition, these breaches and other inappropriate access can be difficult to detect, and any delay in identifying them may lead to increased harm of the type described above. Moreover, the prevalent use of mobile devices that access confidential information increases the risk of data security breaches, which could lead to the loss of confidential information, trade secrets or other intellectual property. While we have implemented security measures to protect our data security and information technology systems, such measures may not prevent such events. We expect that there will continue to be new proposed laws, regulations and industry standards relating to privacy and data protection in the United States, the EU and other jurisdictions, such as the CCPA, which has been characterized as the first “GDPR-like” privacy statute enacted in the United States because it mirrors a number of the key provisions in the GDPR. We cannot presently determine the impact such laws, regulations and standards will have on our business. In any event, it is possible that governmental authorities will conclude that our business practices do not comply with current or future statutes, regulations, agency guidance or case law involving applicable healthcare or privacy laws, including the GDPR, in light of the lack of applicable precedent and regulations.

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

Even if our licensees receive regulatory approval for our product candidates, our licensees will be subject to ongoing regulatory oversight and review by the FDA and other regulatory entities. The FDA, the European Medicines

Agency (“EMA”), or another regulatory agency may impose, as a condition of the approval, ongoing requirements for post-approval studies or post-approval obligations, including additional research and development and clinical trials, and the FDA, EMA or other regulatory agency subsequently may withdraw approval based on these additional trials or obligations.

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

The United States and some foreign jurisdictions have enacted or are considering a number of legislative and regulatory proposals to change the healthcare system in ways that could affect our licensees’ ability to sell our products and any products as to which we own milestone and royalty interests, if approved, profitably. Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and expanding access. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives. For example, in March 2010, the United States Congress enacted the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively the ACA, which substantially changed the way healthcare is financed by both governmental and private insurers, and continues to significantly impact the United States pharmaceutical industry. There remain judicial and Congressional challenges to certain aspects of the ACA, as well as efforts by the Trump administration to repeal or replace certain aspects of the ACA. Since January 2017, President Trump has signed two Executive Orders and other directives designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, several bills affecting the implementation of certain taxes under the ACA have been signed into law. The Tax Cuts and Jobs Act of 2017, or Tax Act, included a provision which repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. In addition, the 2020 federal spending package permanently eliminates, effective January 1, 2020, the ACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminates the health insurer tax. In addition, the ACA has also been subject to judicial challenge. On December 14, 2018, a Texas U.S. District Court Judge ruled that the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Act. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. It is unclear how this decision, future decisions, subsequent appeals, and other efforts to repeal and replace the ACA will impact the ACA and our and our licensees’ businesses.

An expansion in the government’s role in the U.S. healthcare industry may cause general downward pressure on the prices of prescription drug products, lower reimbursements for providers, and reduced product utilization, any of which could adversely affect our business and results of operations. Moreover, there has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. We cannot know what form any such new legislation may take or the market’s perception of how such legislation would affect us. Any reduction in reimbursement from government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent our licensees from being able to generate revenue, attain profitability, develop, or commercialize our current product candidates and those for which we may receive regulatory approval in the future.

We and our licensees are subject to various state and federal healthcare-related laws and regulations that may impact the commercialization of our product candidates or third-party product candidates for which we possess milestone or royalty rights or could subject us to significant fines and penalties.

Our operations may be directly or indirectly subject to various state and federal healthcare laws, including the federal Anti-Kickback Statute, the federal False Claims Act and state and federal data privacy and security laws. These laws may impact, among other things, the commercial operations for any of our product candidates that may be approved for commercial sale.

The federal Anti-Kickback Statute prohibits, among other things, persons and entities from knowingly and willfully soliciting, offering, receiving or providing any remuneration, directly or indirectly, in cash or in kind,  in exchange for or to induce either the referral of an individual for, or the furnishing or arranging for the purchase, lease, or order of a good or service for which payment may be made under a federal healthcare program, such as the Medicare and Medicaid programs. The ACA modified the federal Anti-Kickback Statute’s intent requirement so that a person or entity no longer needs to have actual knowledge of the statute or the specific intent to violate it to have committed a violation. In addition, several courts have interpreted the statute’s intent requirement to mean that if any one purpose of an arrangement involving remuneration is to induce referrals of federal healthcare covered business, the statute has been violated. The Anti-Kickback Statute is broad and prohibits many arrangements and practices that are lawful in businesses outside of the healthcare industry.

The federal false claims laws, including the False Claims Act, and civil monetary penalties laws prohibit, among other things, persons and entities from knowingly filing, or causing to be filed, a false claim to, or the knowing use of false statements to obtain payment from the federal government. Certain suits filed under the False Claims Act, known as “qui tam” actions, can be brought by any individual on behalf of the government and such individual, commonly known as a “whistleblower,” may share in any amounts paid by the entity to the government in fines or settlement. The filing of qui tam actions has caused a number of pharmaceutical, medical device and other healthcare companies to have to defend and/or settle a False Claims Act action.

The Federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) created new federal criminal statutes that prohibit, among other things, executing a scheme to defraud any healthcare benefit program, including a private payor, or falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of, or payment for, health care benefits, items or services.

HIPAA, as amended by the Health Information Technology and Clinical Health Act, and its implementing regulations, also imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information by entities subject to the law, such as certain healthcare providers, health plans, and healthcare clearinghouses as well as their respective business associates that perform certain functions or activities that involve the use or disclosure of protected health information on their behalf.

Many states also have adopted laws similar to each of the federal laws described above, some of which apply to healthcare items or services reimbursed by any source, not only federal healthcare programs, such as the Medicare and Medicaid programs. In addition, some states have laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the applicable compliance guidance promulgated by the federal government. Additionally, certain state and local laws require the registration of pharmaceutical sales representatives, restrict payments that may be made to healthcare providers and other potential referral sources, and require manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers. Further, some states have laws governing the privacy and security of health information in certain circumstances, many of which are not preempted by HIPAA and differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

Because of the breadth of these laws, and the narrowness of the statutory exceptions and regulatory safe harbors available, it is possible that some of our or our licensees’ business activities could be subject to challenge under one or more of such laws.

If we or our licensees are found to be in violation of any of the laws and regulations described above or other applicable state and federal healthcare laws, we or our licensees may be subject to penalties, including significant civil, criminal, and administrative penalties, damages, fines, disgorgement, imprisonment, integrity oversight and reporting obligations, reputational harm, exclusion from government healthcare reimbursement programs and the curtailment or restructuring of our or our licensees’ operations, any of which could have a material adverse effect on our business and results of operations. In addition, we and our licensees may be subject to certain analogous foreign laws and violations of such laws could result in significant penalties.

As we or our licensees do more business internationally, we will be subject to additional political, economic and regulatory uncertainties.

We or our licensees may not be able to operate successfully in any foreign market. We believe that because the pharmaceutical industry is global in nature, international activities will be a significant part of future business activities and when and if we or our licensees are able to generate income, a substantial portion of that income will be derived from product sales and other activities outside the United States. Foreign regulatory agencies often establish standards different from those in the United States, and an inability to obtain foreign regulatory approvals on a timely basis could put us at a competitive disadvantage or make it uneconomical to proceed with a product or product candidate’s development. International sales may be limited or disrupted by many factors, including without limitation:

•	imposition of government controls;
•	export license requirements;
•	political or economic instability;
•	trade restrictions;
•	changes in tariffs;
•	restrictions on repatriating profits;
•	exchange rate fluctuations; and
•	withholding and other taxation.

Item 1B.       Unresolved Staff Comments

None.

Item 2.   Properties

We currently lease one building that houses our corporate headquarters in Emeryville, California. The building lease expires in February 2023, and total net lease liability from January 2020 until expiration of the lease is $0.6 million. We believe that our facilities are adequate to meet our requirements for the near term.

In December 2019, we entered into two Lease Termination Agreements to early terminate our two operating leases in Berkeley, California. As a result of the lease terminations we were also released from all financial obligations under our sublease agreements.  We agreed to pay an early termination fee of $1.6 million in total and recognized a lease termination loss of $0.4 million for the year ended December 31, 2019.

Item 3.   Legal Proceedings

None.

Item 4.   Mine Safety Disclosures

Not applicable.

PART II

Item 5.   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Registrant’s Common Equity

Our common stock trades on The Nasdaq Global Market tier of the Nasdaq Stock Market LLC (“Nasdaq”) under the symbol “XOMA.” On March 5, 2020, there were 201 stockholders of record of our common stock, one of which was Cede & Co., a nominee for Depository Trust Company (“DTC”). All of the shares of our common stock held by brokerage firms, banks and other financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC and are therefore considered to be held of record by Cede & Co. as one stockholder.

Dividend Policy

We have not paid dividends on our common stock. We currently intend to retain any earnings for use in the operations of our business. We, therefore, do not anticipate paying cash dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

Except as previously reported in our quarterly reports on Form 10‑Q and current reports on Form 8‑K filed with the Securities and Exchange Commission (“SEC”), during the year ended December 31, 2019, there were no unregistered sales of equity securities by us during the year ended December 31, 2019.

Item 6.   Selected Consolidated Financial Data

We are a smaller reporting company as defined by Rule 12b‑2 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and are not required to provide the information required under this item.

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a biotech royalty aggregator with a sizable portfolio of economic rights to future potential milestone and royalty payments associated with partnered pre-commercial therapeutic candidates. Our portfolio was built through licensing our proprietary products and platforms from our legacy discovery and development business, combined with acquisitions of rights to future milestones and royalties that we have made since our royalty aggregator business model was implemented in 2017. We expect that most of our future revenue will be based on payments we may receive for milestones and royalties related to these programs.

Significant Developments

Rights Offering

In December 2019, we commenced a rights offering (the “2019 Rights Offering”) to raise $22.0 million through the distribution of subscription rights to holders of our common stock and Series X and Series Y preferred stock. In December 2019, we sold 1,000,000 shares of our common stock at the subscription price of $22.00 per share to investors for aggregate gross proceeds of $22.0 million. In total, BVF purchased 845,463 shares of common stock pursuant to the exercise of subscriptions in the rights offering.

Palobiofarma, S.L.

In September 2019, we entered into a Royalty Purchase Agreement (the “Palo Royalty Purchase Agreement”) with Palobiofarma, S.L. (“Palo”). Pursuant to the Palo Royalty Purchase Agreement, we acquired the rights to potential royalty payments in low single digit percentages of aggregate net sales associated with six drug candidates in various clinical development stages, targeting the adenosine pathway with potential applications in solid tumors, non-Hodgkin’s lymphoma, asthma/chronic obstructive pulmonary disease, inflammatory bowel disease, idiopathic pulmonary fibrosis, lung cancer, psoriasis and nonalcoholic steatohepatitis and other indications (the “Palo Licensed Products”) that are being developed by Palo. Novartis Pharma AG (“Novartis”) is a development partner on NIR178, one of the Palo Licensed Products, and NIR178 is being developed pursuant to a license agreement between Palo and Novartis. Under the terms of the Palo Royalty Purchase Agreement, we paid Palo $10.0 million for the rights to potential royalty payments on future sales of the Palo Licensed Products.

Janssen Biotech

In August 2019, our portfolio of potential future royalty and milestone payments increased with the addition of Janssen Biotech, Inc. (“Janssen”) drug candidates for which XOMA may receive future milestone and royalty payments. Janssen made a one-time payment of $2.5 million to us and we are entitled to receive milestone payments of up to $3.0 million for each drug candidate upon Janssen’s achievement of certain clinical development and regulatory approval events. Upon commercialization, we are eligible to receive 0.75% royalty on net sales of each product. Janssen’s obligation to pay royalties with respect to a particular product and country will continue until the eighth-year and sixth-month anniversary of the first commercial sale of the product in such country.

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

Under the terms of the agreement, we made a $6.0 million upfront payment to Aronora when the transaction closed on June 26, 2019, and made an additional $3.0 million payment in September 2019 for the three Bayer Products that were active as of September 1, 2019.  Pursuant to the Aronora Royalty Purchase Agreement, if we receive $250.0 million in cumulative royalties on net sales per product, we will be required to pay associated tiered milestones payments to Aronora in an aggregate amount of up to $85.0 million per product. The tiered milestones are based upon various royalty tiers prior to reaching $250.0 million in cumulative royalties on net sales per product. We will retain royalties per product in excess of $250.0 million. We will receive, on average, low single-digit royalties on future sales of the Bayer Products and 10% of all future developmental, regulatory and sales milestones related to the Bayer Products. In addition, we purchased from Aronora the right to receive low-single digit percentage of net sales of the non-Bayer Products and 10% of all future payments, including upfront payments, option payments and developmental, regulatory and sales milestone payments on potential future sales of the non-Bayer Products.

Bioasis

On February 25, 2019, we entered into a Royalty Purchase Agreement with Bioasis Technologies, Inc. (the “Bioasis Royalty Agreement”) and certain affiliates (collectively “Bioasis”). Under the agreement, we purchased potential future milestone, royalty and option fee payment rights from Bioasis for product candidates that are being developed pursuant to a License Agreement between Bioasis and Prothena Biosciences Limited. Under the terms of the agreement, we paid Bioasis an upfront cash payment of $0.3 million and will be required to make contingent future cash payments of up to $0.2 million to Bioasis if and when the licensed product candidates reach certain development milestones. In addition, we were granted an option to purchase a 1% royalty right on the next two license agreements entered into between Bioasis and third-party licensees subject to certain payments and conditions as well as a right of first negotiation on subsequent Bioasis license agreements with third parties.

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

In July and August 2019, Rezolute closed two common stock financing events for total net proceeds of $22.6 million. As such, we received 15% of the net proceeds, or $3.4 million, which was credited against the portion of Future Cash Payments due in 2020. In September and December 2019, we received the $2.5 million Future Cash Payments due in 2019.

Silicon Valley Bank Loan Agreement

In May 2018, we executed a Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank (“SVB”). Under the Loan Agreement, upon our request, SVB may make advances available to us up to $20.0 million. In March 2019, we and SVB amended the Loan Agreement to extend the draw period from March 31, 2019 to March 31, 2020. In connection with the amendment, we issued a second warrant to SVB which is exercisable in whole or in part for up to an aggregate of 4,845 shares of common stock with an exercise price of $14.71 per share. The warrant may be exercised on a cashless basis and is exercisable within 10 years from the date of issuance or upon the consummation of certain acquisitions of XOMA. As of December 31, 2019, we had an outstanding principal balance of $16.1 million under the Loan Agreement.

Lease Termination

In December 2019, we entered into a Lease Termination Agreement with each of the 7th Street Properties II (“7th Street LP”) and 7th Street Property General Partnership (“7th Street GP”) to early terminate the Company’s two operating leases in Berkeley, California. The Company no longer maintains operations at the real property subject to either of the leases. Based on the terms of each agreement, the Company surrendered the two leased facilities and was fully released from any further base rent or other payment obligations. In addition, the Company’s rights and obligations under its sublease arrangements for the two facilities in Berkeley, California transferred to 7th Street LP and 7th Street GP and XOMA was released from all financial obligations under its sublease agreements. We agreed to pay early termination fees to 7th Street LP and 7th Street GP of $0.5 million and $1.1 million, respectively.

Critical Accounting Estimates

The accompanying discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements and the related disclosures, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these consolidated financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts in our consolidated financial statements and accompanying notes. On an ongoing basis, we evaluate our estimates, assumptions and judgments described below that have the greatest potential impact on our consolidated financial statements, including those related to operating lease right-of-use assets and liabilities, legal contingencies, contingent considerations under royalty purchase agreements, royalty receivables, revenue recognized under units-of-revenue method, income taxes and stock-based compensation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Accounting assumptions and estimates are inherently uncertain and actual results may differ materially from these estimates under different assumptions or conditions.

While our significant accounting policies are more fully described in Note 2 to the consolidated financial statements, we believe the following policies to be the most critical to an understanding of our financial condition and results of operations because they require us to make estimates, assumptions and judgments about matters that are inherently uncertain.

Revenue Recognition

Effective January 1, 2018, we adopted Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers ("ASC 606") using the modified retrospective transition method and applied the standard only to contracts that were still active or in place at that date. Also, as permitted, we applied the practical expedient under ASC 606 which permits us to treat all contract modifications that occurred prior to the adoption in aggregate when determining the performance obligations, transaction price and its allocation. Except for the license agreement with Rezolute, we did not have any other contracts with customers for which we had not completed our performance obligations, as of the adoption date January 1, 2018. As of adoption, the license agreement with Rezolute was not considered a contract under ASC 606 as it was not probable that we would collect substantially all of the consideration to which we were entitled in exchange for the goods or services that were transferred to Rezolute and there was no consideration exchanged upon execution of the arrangement or as of January 1, 2018. Thus, we determined that the adoption of ASC 606 did not have a financial impact on our consolidated financial statements. In addition, the adoption of ASC 606 had no material impact for tax purposes.

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

Sale of Future Revenue Streams

We have sold our rights to receive certain milestones and royalties on product sales. In the circumstance where we have sold our rights to future milestones and royalties under a license agreement and also maintain limited continuing involvement in the arrangement (but not significant continuing involvement in the generation of the cash flows that are due to the purchaser), we defer recognition of the proceeds we received for the sale of milestone or royalty streams and recognize such unearned revenue as revenue under the units-of-revenue method over the life of the underlying license agreement. Under the units-of-revenue method, amortization for a reporting period is calculated by computing a ratio of the proceeds received from the purchaser to the total payments expected to be made to the purchaser over the term of the agreement, and then applying that ratio to the period’s cash payment.

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

For our stock options and service-based awards, we recognize compensation expense on a straight-line basis over the award’s vesting period. In 2017, we granted equity awards with performance-based conditions to certain employees. The actual number of equity awards earned and eligible to vest was determined based on a specified level of achievement against a Board-approved budget and operational targets. For awards with performance-based conditions, at the point that it becomes probable that the performance conditions will be met, we record a cumulative catch-up of the expense from the grant date to the current date, and we then amortize the remainder of the expense over the remaining service period. Management evaluates when the achievement of a performance-based condition is probable based on the expected satisfaction of the performance conditions as of the reporting date. The amount of stock-based compensation expense recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest.

Purchase of Rights to Future Milestones and Royalties

We have purchased rights to receive a portion of certain future developmental, regulatory and commercial sales milestones, and royalties on sales of products currently in clinical development. We acquired such rights from various entities and recorded the amount paid for these rights as long-term royalty receivables. We have accounted for the purchased rights as a financial asset in accordance with ASC 310, Receivables.

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

We review any impairment indicators and changes in expected recoverability of the long-term receivable asset regularly. If expected future cash flows discounted to the current period are less than the carrying value of the asset, we will record impairment. The impairment will be recognized by reducing the financial asset to an amount that represents the present value of the most recent estimate of cash flows. No impairment was recorded as of December 31, 2019.

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

We determined the initial classification and measurement of our right-of-use assets and lease liabilities at the lease commencement date and thereafter if modified. The lease term includes any renewal options and termination options that we are reasonably certain to exercise. The present value of lease payments is determined by using the interest rate implicit in the lease, if that rate is readily determinable; otherwise, we use our incremental borrowing rate. The incremental borrowing rate is determined by using the rate of interest that we would pay to borrow on a collateralized basis an amount equal to the lease payments for a similar term and in a similar economic environment.

Rent expense for operating leases is recognized on a straight-line basis, unless the right-of-use asset has been impaired, over the reasonably certain lease term based on the total lease payments and is included in operating expenses in the consolidated statements of operations and comprehensive loss.

For operating leases that reflect impairment, we will recognize the amortization of the right-of-use asset on a straight-lined basis over the remaining lease term with rent expense still included in operating expenses in the consolidated statements of operations and comprehensive loss.

For all leases, rent payments that are based on a fixed index or rate at the lease commencement date are included in the measurement of lease assets and lease liabilities at the lease commencement date.

We have elected the practical expedient to not separate lease and non-lease components. Our non-lease components are primarily related to property maintenance, which varies based on future outcomes, and thus differences to original estimates are recognized in rent expense when incurred.

Results of Operations

Revenues

Total revenues for the years ended December 31, 2019, and 2018 were as follows (in thousands):

	Year Ended
	December 31,
	2019	2018	Change
Revenue from contracts with customers	$17,276	$5,068	$12,208
Revenue recognized under units-of-revenue method	1,094	231	863
Total revenues	$18,370	$5,299	$13,071

Revenue from Contracts with Customers

Revenue from contracts with customers includes upfront fees, milestone payments and royalties related to the out-licensing of our product candidates and technologies. The primary components of revenue from contracts with customers in 2019 was $14.0 million recognized under our license agreement and common stock purchase agreement with Rezolute and $2.5 million in revenue earned from a one-time payment under our license agreement with Janssen. The primary components of revenue from contracts with customers in 2018 was $1.8 million recognized under our license agreement and common stock purchase agreement with Rezolute, $1.4 million in milestone revenue earned under our license agreement with Janssen, and $0.8 million in milestone revenue earned under our license agreement with Compugen.

Revenue recognized under units-of-revenue method

Revenues in 2019 and 2018 include the amortization of unearned revenue of $1.1 million and $0.2 million, respectively, from the sale of royalty interests to HealthCare Royalty Partners II, L.P. (“HRCP”). The increase in 2019 compared with 2018 was due to increased sales of products underlying the agreements with HCRP.

The generation of future revenues related to licenses, milestones, and royalties is dependent on the achievement of milestones or product sales by our existing licensees.

Research and Development Expenses

Research and development (“R&D”) expenses were $1.3 million in 2019, compared with $1.7 million in 2018. The decrease of $0.4 million in 2019, as compared with 2018, was primarily due to a reduction in headcount of R&D employees. We expect R&D expense in 2020 to be reduced as compared with 2019.

General and Administrative Expenses

General and administrative (“G&A”) expenses include salaries and related personnel costs, facilities costs and professional fees. In 2019, G&A expenses were $21.0 million compared with $18.6 million in 2018. The increase of $2.4 million in 2019 as compared with 2018 was primarily due to a $0.9 million increase for expenses incurred in connection with a separation agreement with our Chief Business Officer, which included $0.5 million in stock-based compensation expense for modifications to her vested stock options and $0.4 million in separation benefits, an increase of $0.7 million in stock-based compensation excluding the option modifications, a $0.6 million increase in common area maintenance charges related to our legacy leases and a $0.4 million increase in expenses related to investor communications.

To support our royalty aggregator business model, we engage third parties to assist in our evaluation of potential acquisitions of milestone and royalty streams. While we expect our personnel related costs to be comparable in 2020 with 2019, consulting expenses may increase in response to an increase in the volume of acquisition targets evaluated or completed. In addition, we expect a decrease in facilities costs due to the early termination in December 2019 of our legacy leases in Berkeley, California.

Restructuring and Other Charges

From August 2015 through June 2018, we implemented a series of restructuring efforts ultimately resulting in the implementation of our royalty aggregator business model.  During the year ended December 31, 2018, we completely vacated both of our leased facilities in Berkeley, California and met the criteria of a cease-use date. We recorded a lease-related restructuring liability of $1.4 million as of December 31, 2018, which was adjusted for the remaining balance of deferred rent of $0.7 million. This resulted in us recording lease-related restructuring charges of $1.3 million for the year ended December 31, 2018. In addition, in connection with a sublease agreement executed in April 2018, we recognized a loss on the sublease of $0.6 million for the year ended December 31, 2018.

Upon implementation of ASC 842 on January 1, 2019, we derecognized the lease-related restructuring and sublease liabilities related to the two facilities in Berkeley, California. In December 2019, we early terminated the two operating leases in Berkeley, California and were fully released from any further base rent or other payment obligations.

Other Income (Expense)

Interest Expense

Amortization of debt issuance costs and discounts are included in interest expense. Interest expense is shown below for the years ended December 31, 2019 and 2018 (in thousands):

	Year Ended December 31,
	2019	2018	Change
SVB loan	$1,207	$258	949
Novartis note	706	627	79
Other	6	37	(31)
Total interest expense	$1,919	$922	$997

The increase in interest expense compared with 2018 is primarily due to the increase in the outstanding loan balance with SVB. On May 7, 2018, we executed a loan agreement with SVB and in September of 2018 we borrowed $7.5 million. In June and September of 2019, in connection with the Aronora and Palo Royalty Purchase Agreements, we borrowed an additional $9.5 million in aggregate. We expect our interest expense to increase in 2020 related to the outstanding SVB loan balance and increased interest rate, and to increase further if we choose to access additional funds.

Other Income, Net

The following table shows the activity in other income (expense), net for the years ended December 31, 2019 and 2018 (in thousands):

	Year Ended
	December 31,
	2019	2018	Change
Other income, net
Sublease income	$3,034	$1,787	$1,247
Income under the agreement with Ology Bioservices	—	2,470	(2,470)
Change in fair value of equity securities	289	(563)	852
Loss on lease termination	(368)	—	(368)
Other	867	644	223
Total other income, net	$3,822	$4,338	$(516)

In 2019, we were party to four sublease agreements as compared with three sublease agreements in 2018, resulting in increased sublease income for the year December 31, 2019 as compared with the same period of 2018. No sublease income will be recognized in 2020 due to the early termination of our Berkeley, California building leases.

In 2018, we received income from Ology Bioservices related to the disposition of our biodefense business in March 2016. The scheduled payments concluded in 2018; therefore, there was no corresponding income received in 2019.

During the year ended December 31, 2019, we held equity securities which consisted of shares of Rezolute’s common stock. As of December 31, 2019, the fair value of the equity securities increased, and we recognized a gain of $0.3 million for the year ended December 31, 2019. For the year ended December 31, 2018, the fair value of the equity securities decreased, and we recognized a loss of $0.6 million for the year ended December 31, 2018. The increase in value of the equity securities was primarily due to Rezolute’s financing activities in 2019.

Total other income, net for 2019 decreased by $0.5 million as compared to 2018 primarily due to the discontinuation of income under the Ology Bioservices agreement of $2.5 million and a loss of $0.4 million recognized due to the early termination of our legacy building leases, partially offset by the increase in sublease income of $1.2 million and change in fair value adjustment of Rezolute common stock of $0.9 million.

Provision for Income Taxes

We have no provision for income tax since we have incurred net operating losses during the year ended December 31, 2019.  We had $0.1 million income tax benefit for the year ended December 31, 2018 related to our 2017 return to provision adjustment.

As we continue to maintain a full valuation allowance against our net deferred tax assets, no income tax benefit is being recorded. We had a total of $5.5 million of gross unrecognized tax benefits, none of which would affect the effective tax rate upon realization.  We do not expect our unrecognized tax benefits to change significantly over the next twelve months.

Liquidity and Capital Resources

The following table summarizes our cash, our working capital and our cash flow activities for each of the periods presented (in thousands):

	December 31,	December 31,
	2019	2018	Change
Cash	$56,688	$45,780	$10,908
Working capital	$51,098	$41,923	$9,175

	Year Ended December 31,
	2019	2018	Change
Net cash used in operating activities	$(285)	$(12,644)	$12,359
Net cash used in investing activities	(19,300)	$(15,006)	(4,294)
Net cash provided by financing activities	30,493	29,939	554
Effect of exchange rate changes on cash	—	20	(20)
Net increase in cash	$10,908	$2,309	$8,599

Cash Used in Operating Activities

Net cash used in operating activities for the year ended December 31, 2019 of $0.3 million was primarily due to the $2.0 million net loss incurred. Compared to 2018, the decrease of cash used in operating activities was primarily due to the $11.7 million cash receipts under the license and common stock purchase agreement with Rezolute and the $2.5 million cash receipt from Janssen in 2019, partially offset by $1.6 million in lease termination fees.

Net cash used in operating activities for the year ended December 31, 2018 of $12.6 million was primarily due to the $13.3 million net loss incurred.

Cash Used in Investing Activities

Net cash used in investing activities for the year ended December 31, 2019 of $19.3 million was due to the purchases of milestone and royalty rights of $19.3 million in connection with the Bioasis Royalty Purchase Agreement executed in February 2019, the Aronora Royalty Purchase Agreement executed in April 2019, and the Palo Royalty Purchase Agreement executed in September 2019.

Net cash used in investing activities for the year ended December 31, 2018 of $15.0 million was due to the purchase of milestone and royalty rights of $15.0 million in connection with the Agenus Royalty Purchase Agreement executed in September 2018.

Cash Provided by Financing Activities

Net cash provided by financing activities for the year ended December 31, 2019 of $30.5 million was primarily related to the sale of common stock issued under the 2019 Rights Offering for total net proceeds of $21.9 million and proceeds received under the SVB loan agreement of $9.5 million.

Net cash provided by financing activities for the year ended December 31, 2018 of $30.0 million was primarily related to the sale of Series Y convertible preferred stock and common stock issued under the 2018 Rights Offering for total net proceeds of $19.7 million and proceeds received under the SVB loan agreement of $7.5 million.

Rights Offering

In November 2019, we initiated a rights offering to raise $22.0 million through the distribution of subscription rights to holders of our common stock and Series X and Series Y preferred stock. In December 2019, we sold 1,000,000 shares of our common stock at the subscription price of $22.00 per share for aggregate gross proceeds of $22.0 million. Total offering costs of $0.2 million were offset against the proceeds from the sale of common stock, for total net proceeds of $21.8 million.

Silicon Valley Bank Loan Agreement

Under our Loan Agreement with SVB, upon our request, SVB may make advances available to us up to $20.0 million. In March 2019, we and SVB amended the Loan Agreement to extend the draw period from March 31, 2019 to March 31, 2020. In connection with the amendment, we issued a second warrant to SVB which is exercisable in whole or in part for up to an aggregate of 4,845 shares of common stock with an exercise price of $14.71 per share. The warrant may be exercised on a cashless basis and is exercisable within 10 years from the date of issuance or upon the consummation of certain acquisitions of XOMA. As of December 31, 2019, we had an outstanding principal balance of $16.1 million under the Loan Agreement, and $5.2 million was classified as current portion of long-term debt.

*           *           *

We have incurred significant operating losses since our inception and have an accumulated deficit of $1.2 billion at December 31, 2019. As of December 31, 2019, we had $56.7 million in cash, which will enable us to maintain our operations for a period of at least 12 months following the filing date of this report.

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

Collaborative Agreements, Royalties and Milestone Payments

We have committed to make potential future milestone payments and legal fees to third parties as part of licensing and development programs. Payments under these agreements become due and payable only upon the achievement of certain developmental, regulatory and commercial milestones by our licensees. Because it is uncertain if and when these milestones will be achieved, such contingencies, aggregating up to $7.6 million (assuming one product per contract meets all milestones) have not been recorded on our consolidated balance sheet as of December 31, 2019. We are unable to determine precisely when and if our payment obligations under the agreements will become due as these obligations are based on milestone events, the achievement of which is subject to a significant number of risks and uncertainties.

Lease Agreements

In December 2019, we terminated two of our operating leases in Berkeley, California and were fully released from any further payment obligations. We continue to lease one administrative facility in Emeryville, California and office equipment under operating leases expiring on various dates through February 2023. These leases require us to pay taxes, insurance, maintenance and minimum lease payments.

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 replaced the incurred loss impairment methodology under current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. ASU 2016-13 requires use of a forward-looking expected credit loss model for accounts receivables, loans, and other financial instruments. Adoption of the standard requires using a modified retrospective approach through a cumulative-effect adjustment to retained earnings as of the effective date to align existing credit loss methodology with the new standard. Subsequent to issuing ASU 2016-13, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments – Credit Losses, or ASU 2018-19, for the purpose of clarifying certain aspects of ASU 2016-13. In May 2019, the FASB issued ASU 2019-05, Financial Instruments – Credit Losses (Topic 326): Targeted Transition Relief, or ASU 2019-05, to provide entities with more flexibility in applying the fair value option on adoption of the credit impairment standard. ASU 2018-19 and ASU 2019-05 have the same effective date and transition requirements as ASU 2016-13. ASU 2016-13 will be effective for all entities except public companies that are not smaller reporting companies for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, using a modified retrospective approach. Early adoption is permitted. The Company plans to adopt ASU 2016-13 and related updates as of January 1, 2023. We are evaluating the impact of adopting this new accounting guidance on our consolidated financial statements.

In June 2018, the FASB issued ASU 2018‑07, Compensation- Stock Compensation (Topic 718) “Improvements to Nonemployee Share-Based Payment Accounting”, which expands the scope of Topic 718 to include all share-based payment transactions for acquiring goods and services from nonemployees.  An entity should apply the requirements of Topic 718 to nonemployee awards except for certain exemptions specified in the amendment. ASU 2018‑07 is effective for our interim and annual reporting periods during the year ending December 31, 2019, and all annual and interim reporting periods thereafter. Early adoption is permitted, but no earlier than an entity’s adoption date of Topic 606. We elected to early adopt this standard on June 30, 2018. The adoption did not have a material impact on our consolidated financial statements.

In August 2018, the FASB issued ASU 2018‑13, Fair Value Measurement (Topic 820), which modifies, removes and adds certain disclosure requirements on fair value measurements based on the FASB Concepts Statement, Conceptual

Framework for Financial Reporting—Chapter 8: Notes to Financial Statements. The ASU is effective for our interim and annual reporting periods during the year ending December 31, 2020, and all annual and interim reporting period thereafter. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. Early adoption is permitted upon issuance of ASU 2018‑13. An entity is permitted to early adopt any removed or modified disclosures upon issuance of ASU 2018‑13 and delay adoption of the additional disclosures until their effective date. We early adopted the guidance related to removal of disclosures upon issuance of this ASU and will delay adoption of additional disclosures as permitted under the ASU. We do not believe adoption of the guidance will have a significant impact on our consolidated financial statements.

In November 2018, the FASB issued ASU 2018‑18, Collaborative Arrangements (Topic 808) “Clarifying the Interaction between Topic 808 and Topic 606”, which requires transactions in collaborative arrangements to be accounted for under ASC 606 if the counterparty is a customer for a good or service that is a distinct unit of account. The new standard also precludes an entity from presenting consideration from transactions with a collaborator that is not a customer together with revenue recognized from contracts with customers. The ASU is effective for our interim and annual reporting periods during the year ending December 31, 2020, and all annual and interim reporting period thereafter. Early adoption is permitted, but no earlier than an entity’s adoption date of Topic 606. This ASU requires retrospective adoption to the date we adopted ASC 606, January 1, 2018, by recognizing a cumulative-effect adjustment to the opening balance of retained earnings of the earliest annual period presented. We may elect to apply the ASU retrospectively either to all contracts or only to contracts that are not completed at the date we initially applied ASC 606. We do not believe adoption of the guidance will have a significant impact on our consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The amendments in ASU 2019-12 are intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application.  ASU 2019-12 is effective for us beginning January 1, 2021 with early adoption permitted. We are evaluating the impact of adopting this new accounting guidance on our consolidated financial statements.

Off Balance Sheet Arrangements

We have not engaged in any off-balance sheet arrangements, including the use of structured finance, special purpose entities or variable interest entities.

Item 7A.       Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b‑2 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and are not required to provide the information required under this item.

Item 8.   Financial Statements and Supplementary Data

The following consolidated financial statements of the registrant, related notes and report of independent registered public accounting firm are set forth beginning on page F‑1 of this report.

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.       Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Senior Vice President, Finance and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a‑15 promulgated under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Our disclosure controls and procedures are intended to ensure that the information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Senior Vice President, Finance and Chief Financial Officer, as the principal executive and financial officers, respectively, to allow timely decisions regarding required disclosures. Based on this evaluation, our Chief Executive Officer and our Senior Vice President, Finance and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Management’s Report on Internal Control over Financial Reporting

Management, including our Chief Executive Officer and our Senior Vice President, Finance and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Exchange Act Rules 13a‑15(f)). The Company’s internal control system was designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements in accordance with accounting principles generally accepted in the United States.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013 Framework). Based on our assessment we believe that, as of December 31, 2019, our internal control over financial reporting is effective based on those criteria.

This annual report includes an attestation report of the Company’s registered public accounting firm, Deloitte & Touche LLP, regarding the effectiveness of our internal control over financial reporting as of December 31, 2019.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.       Other Information

None.

PART III

Item 10. Directors, Executive Officers, Corporate Governance

Information required by this Item will be included in the Company’s proxy statement for the 2020 Annual Meeting of Stockholders (“2020 Proxy Statement”), under the sections labeled “Proposal 1—Election of Directors”, “Information about our Executive Officers” and “Delinquent Section 16(a) Reports,” and is incorporated by reference. The 2020 Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year to which this report relates.

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

Item 11. Executive Compensation

Information required by this Item will be included in the sections labeled “Compensation of Executive Officers,” “Summary Compensation Table,” “Outstanding Equity Awards as of December 31, 2019,” “Pension Benefits,” “Non-Qualified Deferred Compensation” and “Compensation of Directors” appearing in our 2020 Proxy Statement and is incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this Item will be included in the sections labeled “Common Stock of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” appearing in our 2020 Proxy Statement and is incorporated by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information required by this Item will be included in the section labeled “Transactions with Related Persons” appearing in our 2020 Proxy Statement and is incorporated by reference.

Item 14. Principal Accountant Fees and Services

Information required by this Item will be included in the section labeled “Proposal 3 – Ratification of Appointment of Independent Registered Public Accounting Firm” appearing in our 2020 Proxy Statement and is incorporated by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are included as part of this Annual Report on Form 10‑K:
(1)	Financial Statements:

All financial statements of the registrant referred to in Item 8 of this Report on Form 10‑K.

(2)	Financial Statement Schedules:

All financial statements schedules have been omitted because the required information is included in the consolidated financial statements or the notes thereto or is not applicable or required.

(3)	Exhibits:

		Incorporation By Reference
Exhibit
Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

3.1	Certificate of Incorporation of XOMA Corporation	8‑K12G3	000‑14710	3.1	01/03/2012

3.2	Certificate of Amendment of Certificate of Incorporation of XOMA Corporation	8‑K	000‑14710	3.1	05/31/2012

3.3	Certificate of Amendment to the Amended Certificate of Incorporation of XOMA Corporation	8‑K	000‑14710	3.1	05/28/2014

3.4	Certificate of Amendment to the Amended Certificate of Incorporation of XOMA Corporation	8‑K	000‑14710	3.1	10/18/2016

3.5	Certificate of Designation of Preferences, Rights and Limitations of Series X Convertible Preferred Stock	8‑K	000‑14710	3.1	02/16/2017

3.6	Certificate of Designation of Preferences, Rights and Limitations of Series Y Convertible Preferred Stock	8‑K	000‑14710	3.1	12/13/2018

3.7	By-laws of XOMA Corporation	8‑K	000‑14710	3.2	01/03/2012

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, 3.5, 3.6 and 3.7

4.2	Specimen of Common Stock Certificate	8‑K	000‑14710	4.1	01/03/2012

4.3	Form of Warrants (February 2016 Warrants)	10‑Q	000‑14710	4.9	05/04/2016

4.4	Form of Warrants (May 2018 Warrants)	10‑Q	000‑14710	4.6	08/07/2018

		Incorporation By Reference
Exhibit
Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

4.5	Form of Warrants (March 2019 Warrants)	10‑Q	000‑14710	4.7	05/06/2019

4.6+	Description of Registrant’s Securities

10.1*	1981 Share Option Plan as amended and restated	S‑8	333‑171429	10.1	12/27/2010

10.2*	Form of Share Option Agreement for 1981 Share Option Plan	10‑K	000‑14710	10.1A	03/11/2008

10.3*	Restricted Share Plan as amended and restated	S‑8	333‑171429	10.2	12/27/2010

10.4*	Form of Share Option Agreement for Restricted Share Plan	10‑K	000‑14710	10.2A	03/11/2008

10.5*	XOMA Corporation Amended and Restated 2010 Long Term Incentive and Stock Award Plan	S‑8	333-198719	99.1	09/12/2014

10.6*	Amended and Restated 2010 Long Term Incentive and Stock Award Plan	DEF 14A	000‑14710	Appendix A	04/05/2019

10.7*	Form of Stock Option Agreement for Amended and Restated 2010 Long Term Incentive and Stock Award Plan	10‑K	000‑14710	10.6A	03/14/2012

10.8*	2016 Incentive Compensation Plan	10‑Q	000‑14710	10.1	05/04/2016

10.9*	Form of Amended and Restated Indemnification Agreement for Officers	10‑K	000‑14710	10.6	03/08/2007

10.10*	Form of Amended and Restated Indemnification Agreement for Employee Directors	10‑K	000‑14710	10.7	03/08/2007

10.11*	Form of Amended and Restated Indemnification Agreement for Non-employee Directors	10‑K	000‑14710	10.8	03/08/2007

10.12*	2015 Employee Stock Purchase Plan	S‑8	333‑204367	99.1	05/21/2015

10.13*	Amended 2015 Employee Share Purchase Plan	8‑K	000‑14710	10.2	05/24/2017

10.14*	Form of Subscription Agreement and Authorization of Deduction under the 2015 Employee Stock Purchase Plan	S‑8	333‑204367	99.2	05/21/2015

10.15†	License Agreement by and between XOMA Ireland Limited and MorphoSys AG, dated as of February 1, 2002	10‑Q/A	000‑14710	10.43	12/04/2002

10.16†	License Agreement, dated as of December 29, 2003, by and between Diversa Corporation (n/k/a BP Biofuels Advanced Technology Inc.) and XOMA Ireland Limited	8‑K/A	000‑14710	2	03/19/2004

		Incorporation By Reference
Exhibit
Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

10.17	First Amendment, dated October 28, 2014, to the License Agreement between XOMA (US) LLC (assigned to it by XOMA Ireland Limited) and BP Biofuels Advanced Technology Inc. (previously Diversa Corporation, previously Verenium Corporation).	10‑Q	000‑14710	10.3	11/06/2014

10.18†	Secured Note Agreement, dated as of May 26, 2005, by and between Chiron Corporation and XOMA (US) LLC	10‑Q	000‑14710	10.3	08/08/2005

10.19†

Amended and Restated Research, Development and Commercialization Agreement, executed November 7, 2008, by and between Novartis Vaccines and Diagnostics, Inc. (formerly Chiron Corporation) and XOMA (US) LLC

		10‑K	000‑14710	10.24C	03/11/2009

10.20†

Amendment No. 1 to Amended and Restated Research, Development and Commercialization Agreement, effective as of April 30, 2010, by and between Novartis Vaccines and Diagnostics, Inc. (formerly Chiron Corporation) and XOMA (US) LLC

		10‑K	000‑14710	10.25B	03/14/2012

10.21†	Amendment to Amended and Restated Research, Development and Commercialization Agreement, dated September 30, 2015, by and between XOMA (US) LLC and Novartis Vaccines and Diagnostics, Inc. (formerly Chiron Corporation)	10‑Q	000-14710	10.4	11/06/2015

10.22	Amendment to Secured Note Agreement, executed September 22, 2017, by and between Novartis Vaccines and Diagnostics, Inc. (formerly Chiron Corporation) and XOMA (US) LLC	10‑K	000-14710	10.31	03/07/2018

10.23†	Collaboration Agreement, dated as of November 1, 2006, between Takeda Pharmaceutical Company Limited and XOMA (US) LLC	10‑K	000-14710	10.46	03/08/2007

10.24	First Amendment to Collaboration Agreement, effective as of February 28, 2007, between Takeda Pharmaceutical Company Limited and XOMA (US) LLC	10‑Q	000-14710	10.48	05/10/2007

10.25	Second Amendment to Collaboration Agreement, effective as of February 9, 2009, among Takeda Pharmaceutical Company Limited and XOMA (US) LLC	10‑K	000-14710	10.31B	03/11/2009

		Incorporation By Reference
Exhibit
Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

10.26†	License Agreement, effective as of August 27, 2007, by and between Pfizer Inc. and XOMA Ireland Limited	8‑K	000-14710	2	09/13/2007

10.27†	Discovery Collaboration Agreement dated September 9, 2009, by and between XOMA Development Corporation and Arana Therapeutics Limited	10‑Q/A	000-14710	10.35	03/05/2010

10.28	Letter Agreement, dated June 19, 2015, by and between XOMA (US) LLC and Novartis Vaccines and Diagnostics, Inc.	10‑Q	000-14710	10.1	08/10/2015

10.29†	License Agreement, dated September 30, 2015, by and between XOMA (US) LLC and Novartis Institutes for Biomedical Research, Inc.	10‑Q	000-14710	10.2	11/06/2015

10.30	Amended Secured Note Agreement, dated September 30, 2015, by and between XOMA (US) LLC and Novartis Institutes for Biomedical Research, Inc.	10‑Q	000-14710	10.3	11/06/2015

10.31†	Asset Purchase Agreement dated November 5, 2015 by and between the Company and Agenus West, LLC	10‑K	000-14710	10.65	03/09/2016

10.32	Protective Rights Agreement dated December 21, 2016 by and between XOMA (US) LLC and HealthCare Royalty Partners II, L.P. relating to the Royalty Interest Acquisition Agreement dated December 20, 2016, by and between XOMA Corporation and HealthCare Royalty Partners II, L.P. and the Amended and Restated License Agreement, dated effective as of October 27, 2006, between XOMA (US) LLC and DYAX, Corp.	10‑K	000-14710	10.60	03/16/2017

10.33	Protective Rights Agreements dated December 21, 2016 by and between XOMA (US) LLC and HealthCare Royalty Partners II, L.P. relating to the Royalty Interest Acquisition Agreement dated December 20, 2016, by and between XOMA Corporation and HealthCare Royalty Partners II, L.P. and the License Agreement, dated effective as of August 18, 2005, between XOMA (US) LLC and Wyeth Pharmaceuticals	10‑K	000-14710	10.61	03/16/2017

		Incorporation By Reference
Exhibit
Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

10.34	Royalty Interest Acquisition Agreement dated December 20, 2016, by and between XOMA Corporation and HealthCare Royalty Partners II, L.P., relating to the Amended and Restated License Agreement, dated effective as of October 27, 2006, between XOMA (US) LLC and DYAX, Corp.	10‑K	000-14710	10.62	03/16/2017

10.35	Royalty Interest Acquisition Agreement dated December 20, 2016, by and between XOMA Corporation and HealthCare Royalty Partners II, L.P., relating to the License Agreement, dated effective as of August 18, 2005, between XOMA (US) LLC and Wyeth Pharmaceuticals	10‑K	000-14710	10.63	03/16/2017

10.36	Amendment of Section 6.10(a) and (b), dated March 8, 2017, to Royalty Interest Acquisition Agreements dated December 20, 2016, by and between XOMA Corporation and HealthCare Royalty Partners II, L.P.	10‑K	000-14710	10.64	03/16/2017

10.37	Common Stock Purchase Agreement, dated August 24, 2017, by and between XOMA Corporation and Novartis Pharma AG	10‑Q	000-14710	10.1	11/06/2017

10.38†	IL‑1b Target License Agreement, dated August 24, 2017, by and between XOMA Corporation and Novartis Pharma AG	10‑Q	000-14710	10.2	11/06/2017

10.39†	License Agreement, dated August 24, 2017, by and between XOMA Corporation and Novartis Pharma AG	10‑Q	000-14710	10.3	11/06/2017

10.40	Asset Purchase Agreement, dated November 4, 2015, between XOMA Corporation and Ology Bioservices, Inc. (formerly Nanotherapeutics Inc.)	10‑Q	000-14710	10.4	11/06/2017

10.41†	License Agreement, dated March 23, 2016, between XOMA Corporation and Ology Bioservices, Inc. (formerly Nanotherapeutics Inc.)	10‑Q	000-14710	10.5	11/06/2017

10.42†	Amendment and Restatement, dated February 2, 2017, to the Asset Purchase Agreement, dated November 4, 2015, and License Agreement, dated March 23, 2016, between XOMA Corporation and Ology Bioservices, Inc. (formerly Nanotherapeutics Inc.)	10‑Q	000-14710	10.6	11/06/2017

10.43*	Officer Employment Agreement, dated August 7, 2017, between XOMA Corporation and James R. Neal	10‑Q	000-14710	10.7	11/06/2017

		Incorporation By Reference
Exhibit
Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

10.44*	Officer Employment Agreement, dated August 7, 2017, between XOMA Corporation and Thomas Burns	10‑Q	000-14710	10.8	11/06/2017

10.45*	Amended and Restated Change of Control Severance Agreement, dated August 7, 2017, to the Change of Control Severance Agreement, dated January 3, 2011, between XOMA Corporation and James R. Neal	10‑Q	000-14710	10.9	11/06/2017

10.46*	Amended and Restated Change of Control Severance Agreement, dated August 7, 2017, to the Change of Control Severance Agreement, dated October 28, 2015, between XOMA Corporation and Thomas Burns	10‑Q	000-14710	10.10	11/06/2017

10.47†	Royalty Purchase Agreement dated September 20, 2018, between XOMA Corporation and Agenus Inc.	10‑Q	000-14710	10.9	11/07/2018

10.48	Loan and Security Agreement dated May 7, 2018, between XOMA Corporation, XOMA (US) LLC and XOMA Technology, Ltd. And Silicon Valley Bank	10‑Q	000-14710	10.5	08/07/2018

10.49†	License Agreement, dated December 6, 2017, between XOMA (US) LLC and Rezolute, Inc. (formerly AntriaBio)	10‑K	000-14710	10.66	03/07/2018

10.50†	Common Stock Purchase Agreement, dated December 6, 2017, between XOMA (US) LLC and Rezolute, Inc. (formerly AntriaBio)	10‑K	000-14710	10.65	03/07/2018

10.51†	Amendment No. 1, dated March 30, 2018, to the License Agreement, dated December 6, 2017, between XOMA (US) LLC and Rezolute, Inc. (formerly AntriaBio, Inc.)	10‑Q	000-14710	10.1	05/09/2018

10.52†	Amendment No. 1, dated March 30, 2018, to the Common Stock Purchase Agreement, dated December 6, 2017, between XOMA Corporation and Rezolute, Inc. (formerly AntriaBio, Inc.)	10‑Q	000-14710	10.2	05/09/2018

10.53†	Amendment No. 2, dated January 7, 2019, to the License Agreement, dated December 6, 2017, between XOMA (US) LLC and Rezolute, Inc. (formerly AntriaBio)	10-K	000-14710	10.71	03/07/2019

		Incorporation By Reference
Exhibit
Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

10.54†	Amendment No. 2, dated January 7, 2019, to the Common Stock Purchase Agreement, dated December 6, 2017, between XOMA (US) LLC and Rezolute, Inc. (formerly AntriaBio)	10-K	000-14710	10.72	03/07/2019

10.55	Common Stock Sales Agreement, dated December 18, 2018, by and between XOMA Corporation and H.C. Wainwright & Co., LLC	8‑K	000-14710	10.1	12/18/2018

10.56	First Amendment, dated March 4, 2019, to the Loan and Security Agreement dated May 7, 2018, between XOMA Corporation, XOMA (US) LLC and XOMA Technology, Ltd. and Silicon Valley Bank	10-Q	000-14710	10.3	05/06/2019

10.57#	Royalty Purchase Agreement dated April 7, 2019, between XOMA (US) LLC and Aronora, Inc.	10-Q	000-14710	10.1	08/06/2019

10.58#	Royalty Purchase Agreement dated September 26, 2019, between XOMA (US) LLC and Palobiofarma, S.L	10-Q	000-14710	10.1	11/05/2019

10.59#	Separation Agreement dated August 31, 2019 between the Company and Dee Datta	10-Q	000-14710	10.2	11/05/2019

10.60+	Lease Termination Agreement, dated December 17, 2019, by and between XOMA Corporation and 7th Street Property General Partnership

10.61+	Lease Termination Agreement, dated December 17, 2019, by and between XOMA Corporation and 7th Street Properties II

21.1+	Subsidiaries of the Company

23.1+	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm

24.1+	Power of Attorney (included on the signature pages hereto)

31.1+	Certification of Chief Executive Officer, as required by Rule 13a‑14(a) or Rule 15d‑14(a)

31.2+	Certification of Chief Financial Officer, as required by Rule 13a‑14(a) or Rule 15d‑14(a)

Incorporation By Reference
Exhibit
Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

32.1+

Certification of Chief Executive Officer and Chief Financial Officer, as required by Rule 13a‑14(b) or Rule 15d‑14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)(1)

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

(1)    This certification accompanies the Form 10‑K to which it relates, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10‑K), irrespective of any general incorporation language contained in such filing.

The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report on Form 10‑K.

Item 16. Form 10‑K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 10th day of March 2020.

XOMA Corporation

By:	/s/ JAMES R. NEAL
James R. Neal
Chief Executive Officer and Director

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints James Neal and Thomas Burns, and each of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution for him or her and in his or her name, place, and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10‑K, and to file the same, with exhibits thereto and other documents in connection therewith, with the SEC, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, and any of them or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James R. Neal	Chief Executive Officer (Principal Executive Officer) and Director	March 10, 2020
(James R. Neal)

/s/ Thomas Burns	Senior Vice President, Finance and Chief Financial Officer	March 10, 2020
(Thomas Burns)	(Principal Financial and Principal Accounting Officer)

/s/ W. Denman Van Ness	Chairman of the Board of Directors	March 10, 2020
(W. Denman Van Ness)

/s/ Joseph M. Limber	Director	March 10, 2020
(Joseph M. Limber)

/s/ Jack L. Wyszomierski	Director	March 10, 2020
(Jack L. Wyszomierski)

/s/ Matthew Perry	Director	March 10, 2020
(Matthew Perry)

/s/ Barbara Kosacz	Director	March 10, 2020
(Barbara Kosacz)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of XOMA Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of XOMA Corporation and subsidiaries (the "Company") as of December 31, 2019 and 2018, the related consolidated statements of operations and comprehensive loss, stockholders' equity, and cash flows, for the each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the each of the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 1 to the financial statements, effective January 1, 2019, the Company adopted FASB ASC Topic 842, Leases, using the modified retrospective approach.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Deloitte & Touche LLP

San Francisco, California

March 10, 2020

We have served as the Company’s auditor since 2018.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of XOMA Corporation

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of XOMA Corporation and subsidiaries (the “Company”) as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB),  the consolidated financial statements as of and for the year ended December 31, 2019, of the Company and our report dated March 10, 2020, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP

San Francisco, California

March 10, 2020

XOMA Corporation

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,	December 31,
	2019	2018

ASSETS
Current assets:
Cash	$56,688	$45,780
Trade and other receivables	2,933	1,468
Prepaid expenses and other current assets	352	378
Total current assets	59,973	47,626
Property and equipment, net	34	59
Operating lease right-of-use assets	510	—
Long-term royalty receivables	34,375	15,000
Equity securities	681	392
Other assets	151	708
Total assets	$95,724	$63,785

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$614	$1,244
Accrued and other liabilities	945	2,382
Contingent consideration under royalty purchase agreements	75	—
Operating lease liabilities	163	—
Unearned revenue recognized under units-of-revenue method	1,096	490
Contract liabilities	798	798
Current portion of long-term debt	5,184	789
Total current liabilities	8,875	5,703
Unearned revenue recognized under units-of-revenue method – long-term	15,317	17,017
Long-term debt	27,093	21,690
Long-term operating lease liabilities	408	—
Other liabilities – long-term	43	590
Total liabilities	51,736	45,000

Commitments and Contingencies (Note 15)

Stockholders’ equity:
Convertible preferred stock, $0.05 par value, 1,000,000 shares authorized, 6,256 shares issued and outstanding at December 31, 2019 and December 31, 2018	—	—
Common stock, $0.0075 par value, 277,333,332 shares authorized, 9,758,583 and 8,690,723 shares issued and outstanding at December 31, 2019 and December 31, 2018, respectively	73	65
Additional paid-in capital	1,238,299	1,211,122
Accumulated deficit	(1,194,384)	(1,192,402)
Total stockholders’ equity	43,988	18,785
Total liabilities and stockholders’ equity	$95,724	$63,785

The accompanying notes are an integral part of these consolidated financial statements.

XOMA Corporation

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except per share amounts)

	For the Year Ended December 31,
	2019	2018
Revenues:
Revenue from contracts with customers	$17,276	$5,068
Revenue recognized under units-of-revenue method	1,094	231
Total revenues	18,370	5,299

Operating expenses:
Research and development	1,253	1,682
General and administrative	21,002	18,563
Restructuring	—	1,911
Total operating expenses	22,255	22,156

Loss from operations	(3,885)	(16,857)

Other income (expense), net:
Interest expense	(1,919)	(922)
Other income, net	3,822	4,338
Loss before income tax	(1,982)	(13,441)
Income tax benefit	—	98
Net loss and comprehensive loss	$(1,982)	$(13,343)
Basic and diluted net loss per share available to common stockholders	$(0.23)	$(1.59)
Weighted average shares used in computing basic and diluted net loss per share available to common stockholders	8,763	8,373

The accompanying notes are an integral part of these consolidated financial statements.

XOMA Corporation

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Convertible Preferred				Additional		Total
	Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, January 1, 2018	5	$—	8,249	$62	$1,184,783	$(1,179,059)	$5,786
Exercise of stock options	—	—	68	1	366	—	367
Issuance of common stock related to 401(k) contribution and ESPP	—	—	4	—	64	—	64
Vesting of restricted stock units	—	—	16	—	—	—	—
Stock-based compensation expense	—	—	—	—	3,902	—	3,902
Issuance of warrants	—	—	—	—	139	—	139
Issuance of convertible preferred stock, net	1	—	—	—	16,004	—	16,004
Issuance of common stock, net	—	—	354	2	5,864	—	5,866
Net loss and comprehensive loss	—	—	—	—	—	(13,343)	(13,343)
Balance, December 31, 2018	6	$—	8,691	$65	$1,211,122	$(1,192,402)	$18,785
Exercise of stock options	—	—	56	—	273	—	273
Issuance of common stock related to 401(k) contribution and ESPP	—	—	10	—	136	—	136
Vesting of restricted stock units	—	—	2	—	—	—	—
Stock-based compensation expense	—	—	—	—	4,948	—	4,948
Issuance of warrants	—	—	—	—	66	—	66
Issuance of common stock, net	—	—	1,000	8	21,754	—	21,762
Net loss and comprehensive loss	—	—	—	—	—	(1,982)	(1,982)
Balance, December 31, 2019	6	$—	9,759	$73	$1,238,299	$(1,194,384)	$43,988

The accompanying notes are an integral part of these consolidated financial statements.

XOMA Corporation

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(1,982)	$(13,343)
Adjustments to reconcile net loss to net cash used in operating activities:
Fair value of Rezolute common stock shares received as consideration for license agreement	—	(955)
Stock-based compensation expense	4,948	3,902
Common stock contribution to 401(k)	102	20
Depreciation and amortization	25	30
Amortization of debt issuance costs, debt discount and final payment on debt	592	141
Non-cash lease expense	1,890	—
Payments in excess of loss recognized upon early lease termination	(1,476)	—
Realized gain on foreign currency exchange	—	(20)
Change in fair value of equity securities	(289)	563
Changes in assets and liabilities:
Trade and other receivables	(1,558)	(1,029)
Prepaid expenses and other assets	240	(102)
Accounts payable and accrued liabilities	(242)	(1,161)
Unearned revenue recognized under units-of-revenue method	(1,094)	(231)
Operating lease liabilities	(2,202)	—
Income tax payable	—	(1,637)
Other liabilities	761	1,178
Net cash used in operating activities	(285)	(12,644)

Cash flows from investing activities:
Purchase of property and equipment	—	(6)
Payments related to purchase of royalty rights	(19,300)	(15,000)
Net cash used in investing activities	(19,300)	(15,006)

Cash flows from financing activities:
Proceeds from issuance of convertible preferred stock, net of issuance costs	—	16,269
Proceeds from issuance of common stock, net of issuance costs	21,929	6,063
Proceeds from exercise of options	610	583
Proceeds from issuance of long-term debt	9,500	7,500
Payment of preferred and common stock issuance costs for prior year	(317)	—
Debt issuance costs and loan fees	—	(217)
Principal payments – debt	(938)	—
Principal payments – finance lease	(15)	(13)
Taxes paid related to net share settlement of equity awards	(276)	(246)
Net cash provided by financing activities	30,493	29,939

Effect of exchange rate changes on cash	—	20

Net increase in cash	10,908	2,309
Cash at the beginning of the period	45,780	43,471
Cash at the end of the period	$56,688	$45,780

Supplemental Cash Flow Information:
Cash paid for interest	$558	$81
Cash paid for taxes	$—	$1,637
Non-cash investing and financing activities:
Interest added to principal balance on long-term debt	$710	$621
Accrued cost related to issuance of preferred and common stock	$166	$417
Prepaid financing cost related to issuance of common stock	$—	$100
Issuance of common stock warrant under SVB loan	$66	$139
Estimated fair value of contingent consideration under the royalty purchase agreements	$75	$—

The accompanying notes are an integral part of these consolidated financial statements.

XOMA Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business

XOMA Corporation (referred to as “XOMA” or the “Company”), a Delaware corporation, is a biotech royalty aggregator with a sizable portfolio of economic rights to future potential milestone and royalty payments associated with partnered pre-commercial therapeutic candidates. The Company’s portfolio was built through licensing its proprietary products and platforms from its legacy discovery and development business, combined with acquisitions of rights to future milestones and royalties that the Company has made since the royalty aggregator business model was implemented in 2017. The Company expects that most of its future revenue will be based on payments the Company may receive for milestones and royalties related to these programs.

Liquidity and Financial Condition

The Company has incurred significant operating losses and negative cash flows from operations since its inception. As of December 31, 2019, the Company had cash of $56.7 million. Based on the Company’s current cash balance and its ability to control discretionary spending, such as royalty acquisitions, the Company has evaluated and concluded its financial condition is sufficient to fund its planned operations and commitments and contractual obligations for a period of at least one year following the date that these consolidated financial statements are issued.

2. Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions among consolidated entities were eliminated upon consolidation. The accompanying consolidated financial statements were prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States for financial information and with the instructions to Form 10-K and Article 10 of Regulation S-X.

Use of Estimates

The preparation of financial statements in conformity with GAAP in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures. On an ongoing basis, management evaluates its estimates including, but not limited to, those related to revenue recognition, equity securities, operating lease right-of-use assets and liabilities, legal contingencies, contingent considerations under royalty purchase agreements, royalty receivables, revenue recognized under units-of-revenue method, income taxes and stock-based compensation. The Company bases its estimates on historical experience and on various other market-specific and other relevant assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

Actual results may differ significantly from these estimates, such as the Company’s billing under government contracts and amortization of the payments received from HealthCare Royalty Partners II, L.P. (“HCRP”). Under the Company’s contracts with the National Institute of Allergy and Infectious Diseases (“NIAID”), a part of the National Institutes of Health (“NIH”), the Company billed using NIH’s provisional rates and thus is subject to future audits at the discretion of NIAID’s contracting office. In October of 2019, NIH notified the Company that it engaged KPMG to perform an audit of the Company’s incurred cost submissions for 2013, 2014 and 2015. This audit is not complete and may result in an adjustment to revenue previously reported which potentially could be material. In addition, under the contracts with HCRP, the amortization for the reporting period is calculated based on the payments expected to be made by the licensees to HCRP over the term of the arrangement. Any changes to the estimated payments by the licensees to HCRP can result in a material adjustment to revenue previously reported.

Revenue Recognition

Effective January 1, 2018, the Company adopted Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers ("ASC 606"). ASC 606 applies to all contracts with customers, except for contracts that are within the scope of other standards, such as leases, insurance, collaboration arrangements and financial instruments. Under ASC 606, the Company recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the Company expects to receive in exchange for those goods or services.

To determine revenue recognition for arrangements that the Company determines are within the scope of ASC 606, the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the Company satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that Company will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, the Company assesses the goods or services promised within each contract and determines those that are performance obligations and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation based on relative fair values, when (or as) the performance obligation is satisfied.

The Company recognizes revenue from its license and collaboration arrangements and royalties. The terms of the arrangements generally include payment to the Company of one or more of the following: non-refundable, upfront license fees, development, regulatory and commercial milestone payments, and royalties on net sales of licensed products.

License of intellectual property

If the license to the Company’s intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, the Company recognizes revenue from non-refundable, upfront fees allocated to the license when the license is transferred to the customer and the customer is able to use and benefit from the license. For licenses that are bundled with other promises, such as transfer of related materials, process and know-how, the Company utilizes judgement to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time. Under the Company’s license agreements, the nature of the combined performance obligation is the granting of licenses to the customers as the other promises are not separately identifiable in the context of the arrangement. Since the Company grants the license to a customer as it exists at the point of transfer and is not involved in any future development or commercialization of the products related to the license, the nature of the license is a right to use the Company’s intellectual property as transferred. As such, the Company recognizes revenue related to the combined performance obligation upon completion of the delivery of the related materials, process and know-how (i.e., at a point in time).

Milestone payments

At the inception of each arrangement that includes development and regulatory milestone payments, the Company evaluates whether the milestones are considered probable of being reached and estimates the amount to be included in the transaction price. ASC 606 suggests two alternatives to use when estimating the amount of variable consideration: the expected value method and the most likely amount method. Under the expected value method, an entity considers the sum of probability-weighted amounts in a range of possible consideration amounts. Under the most likely amount method, an entity considers the single most likely amount in a range of possible consideration amounts. The Company uses the most likely amount method for development and regulatory milestone payments.

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

Upfront payments and fees are recorded as deferred revenue upon receipt or when due and may require deferral of revenue recognition to a future period until the Company performs its obligations under these arrangements. Amounts payable to the Company are recorded as accounts receivable when the Company’s right to consideration is unconditional. The Company does not assess whether a contract has a significant financing component if the expectation at contract inception is such that the period between payment by the customer and the transfer of the promised goods or services to the customer will be one year or less.

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

Equity Securities

The Company received shares of common stock from Rezolute (Note 4). Equity investments in Rezolute are classified in the consolidated balance sheets as equity securities. The equity securities are measured at fair value, with changes in fair value recorded in the other income (expense), net line item of the consolidated statement of operations and comprehensive loss at each reporting period. The Company remeasures its equity investments at each reporting period until such time that the investment is sold or disposed of. If the Company sells an investment, any realized gains and losses on the sale of the securities will be recognized in the consolidated statement of operations and comprehensive loss in the period of sale.

Purchase of Rights to Future Milestones and Royalties

The Company has purchased rights to receive a portion of certain future developmental, regulatory and commercial sales milestones, royalties, and option fees on sales of products currently in clinical development.  The Company acquired such rights from various entities and recorded the amount paid for these rights as long-term royalty receivables (see Note 5). In addition, the Company may be obligated to make contingent payments related to certain product development milestones, fees upon exercise of options related to future license products and sales-based milestones. The contingent payments are evaluated whether they are freestanding instruments or embedded derivatives. If freestanding instruments, the contingent payments are measured at fair value at the inception of the arrangement, subject to remeasurement to fair value each reporting period. Any changes in the estimated fair value is recorded in the consolidated statement of operations and comprehensive loss. The Company accounts for milestone and royalty rights related to developmental pipeline products on a non-accrual basis using the cost recovery method. These developmental pipeline products are non-commercialized, non-approved products that require Food and Drug Administration (“FDA”) or other regulatory approval, and thus have uncertain cash flows. The Company is not yet able to reliably forecast future cash flows given their pre-commercial stages of development. The related receivable balance is classified as noncurrent since no payments are probable to be received in the near term. Under the cost recovery method, any milestone or royalty payment received is recorded as a direct reduction of the recorded receivable balance. When the recorded receivable balance has been fully collected, any additional amounts collected are recognized as revenue.

The Company reviews any impairment indicators and changes in expected recoverability of the long-term royalty receivable asset regularly. If expected future cash flows discounted to the current period are less than the carrying value of the asset, the Company will record impairment. The impairment will be recognized by reducing the financial asset to an amount that represents the present value of the most recent estimate of cash flows. No impairment was recorded as of December 31, 2019 and December 31, 2018.

Leases

The Company entered into lease agreements for its corporate headquarters in Emeryville, California and for office and laboratory facilities in Berkeley, California. In connection with the restructuring events in 2017 and 2018, the Company completely vacated its leased facilities in Berkeley, California, once used for legacy operations, and subleased the space in the vacated buildings. In December 2019, the Company terminated all operating leases in Berkeley, California and was fully released from any further payment obligations. As a result of the lease terminations the Company was also released from all financial obligations under its sublease agreements.  The Company continues to lease its headquarters office space in Emeryville, California.

Effective January 1, 2019, the Company adopted ASC Topic 842, Leases (“ASC 842”) using the optional transition method and applied the standard only to leases that existed at that date. Under the optional transition method, the Company does not need to restate the comparative periods in transition and will continue to present financial information and disclosures for periods before January 1, 2019 in accordance with ASC Topic 840. The Company has elected the package of practical expedients allowed under ASC Topic 842, which permits the Company to account for its existing operating leases as operating leases under the new guidance, without reassessing the Company’s prior conclusions about lease identification, lease classification and initial direct costs. As a result of the adoption of the new lease accounting guidance, on January 1, 2019, the Company recognized operating lease right-of-use assets of $7.4 million and operating lease liabilities of $9.2 million. The difference in the operating lease right-of-use assets and operating lease liabilities is primarily due to the carrying amount of lease-related restructuring liabilities of $1.7 million as of December 31, 2018 (Note 8).

The Company determines the initial classification and measurement of its right-of-use assets and lease liabilities at the lease commencement date and thereafter if modified. The lease term includes any renewal options and termination options that the Company is reasonably certain to exercise. The present value of lease payments is determined by using the interest rate implicit in the lease, if that rate is readily determinable; otherwise, the Company uses its incremental borrowing rate. The incremental borrowing rate is determined by using the rate of interest that the Company would pay to borrow on a collateralized basis an amount equal to the lease payments for a similar term and in a similar economic environment. The Company built its incremental borrowing rate starting with the interest rate on its fully collateralized debt and then adjusted it for lease term length.

Rent expense for operating leases is recognized on a straight-line basis, unless the right-of-use asset has been impaired, over the reasonably assured lease term based on the total lease payments and is included in operating expenses in the consolidated statements of operations and comprehensive loss.

For operating leases that reflect impairment, the Company will recognize the amortization of the right-of-use asset on a straight-line basis over the remaining lease term with rent expense still included in operating expenses in the consolidated statements of operations and comprehensive loss.

For all leases, rent payments that are based on a fixed index or rate at the lease commencement date are included in the measurement of lease assets and lease liabilities at the lease commencement date.

The Company has elected the practical expedient to not separate lease and non-lease components. The Company’s non-lease components are primarily related to property maintenance, which varies based on future outcomes, and thus is recognized in rent expense when incurred.

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

Net Loss per Share Attributable to Common Stockholders

Basic net loss per share attributable to common stockholders is based on the weighted average number of shares of common stock outstanding during the period. Net loss attributable to common stockholders consists of net loss, as adjusted for any convertible preferred stock deemed dividends related to beneficial conversion features on this instrument at issuance. During periods of income, the Company allocates participating securities a proportional share of net income, after deduction of any deemed dividends on preferred stock, determined by dividing total weighted average participating securities by the sum of the total weighted average number of common stock and participating securities (the “two-class method”). The Company’s convertible preferred stock participates in any dividends declared by the Company on its common stock and are therefore considered to be participating securities. For the years ended December 31, 2019 and 2018, the Company did not declare any dividends.

During periods of loss, the Company allocates no loss to participating securities because they have no contractual obligation to share in the losses of the Company. Diluted net loss per share attributable to common stockholders is based on the weighted average number of shares outstanding during the period, adjusted to include the assumed conversion of preferred stock, and the exercise of certain stock options, RSUs, and warrants for common stock. The calculation of diluted loss per share attributable to common stockholders requires that, to the extent the average market price of the underlying shares for the reporting period exceeds the exercise price of any outstanding options, RSUs or warrants and the presumed exercise of such securities are dilutive to loss per share attributable to common stockholders for the period. Adjustments to the denominator are required to reflect the related dilutive shares.

Comprehensive Loss

Comprehensive loss is comprised of two components: net loss and other comprehensive income (loss). Other comprehensive income (loss) refers to gains and losses that under U.S. GAAP are recorded as an element of stockholders’ equity but are excluded from net loss. The Company did not record any transactions within other comprehensive income (loss) in the periods presented and, therefore, the net loss and comprehensive loss were the same for all periods presented.

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 replaced the incurred loss impairment methodology under current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. ASU 2016-13 requires use of a forward-looking expected credit loss model for accounts receivables, loans, and other financial instruments. Adoption of the standard requires using a modified retrospective approach through a cumulative-effect adjustment to retained earnings as of the effective date to align existing credit loss methodology with the new standard. Subsequent to issuing ASU 2016-13, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments – Credit Losses, or ASU 2018-19, for the purpose of clarifying certain aspects of ASU 2016-13. In May 2019, the FASB issued ASU 2019-05, Financial Instruments – Credit Losses (Topic 326): Targeted Transition Relief, or ASU 2019-05, to provide entities with more flexibility in applying the fair value option on adoption of the credit impairment standard. ASU 2018-19 and ASU 2019-05 have the same effective date and transition requirements as ASU 2016-13. ASU 2016-13 will be effective for all entities except public companies that are not smaller reporting companies for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, using a modified retrospective approach. Early adoption is permitted. The Company plans to adopt ASU 2016-13 and related updates as of January 1, 2023. We are evaluating the impact of adopting this new accounting guidance on our consolidated financial statements.

In August 2018, the FASB issued ASU 2018‑13, Fair Value Measurement (Topic 820) (“ASU 2018-13”), which modifies, removes and adds certain disclosure requirements on fair value measurements based on the FASB Concepts Statement, Conceptual Framework for Financial Reporting—Chapter 8: Notes to Financial Statements. The ASU is effective for the Company’s interim and annual reporting periods during the year ending December 31, 2020, and all annual and interim reporting period thereafter. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. Early adoption is permitted upon issuance of ASU 2018‑13. An entity is permitted to early adopt any removed or modified disclosures upon issuance of ASU 2018‑13 and delay adoption of the additional disclosures until their effective date. The Company early adopted the guidance related to removal of disclosures upon issuance of this ASU and will delay adoption of additional disclosures as permitted under the ASU. We are evaluating the impact of adopting the rest of the new accounting guidance on our consolidated financial statements.

In November 2018, the FASB issued ASU 2018‑18, Collaborative Arrangements (Topic 808) “Clarifying the Interaction between Topic 808 and Topic 606,” which requires transactions in collaborative arrangements to be accounted for under ASC 606 if the counterparty is a customer for a good or service that is a distinct unit of account. The new standard also precludes an entity from presenting consideration from transactions with a collaborator that is not a customer together with revenue recognized from contracts with customers. The ASU is effective for the Company’s interim and annual reporting periods during the year ending December 31, 2020, and all annual and interim reporting period thereafter. Early adoption is permitted, but no earlier than an entity’s adoption date of Topic 606. This ASU requires retrospective adoption to the date the Company adopted ASC 606, January 1, 2018, by recognizing a cumulative-effect adjustment to the opening balance of retained earnings of the earliest annual period presented. The Company may elect to apply the ASU retrospectively either to all contracts or only to contracts that are not completed at the date it initially applied ASC 606. The Company is in the process of accessing the impact of ASU 2018‑18 on its consolidated financial statements, but does not expect the adoption of the guidance will have a material impact on its consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The amendments in ASU 2019-12 are intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application.  ASU 2019-12 is effective for the Company beginning January 1, 2021 with early adoption permitted. The Company is evaluating the impact of adopting this new accounting guidance on its consolidated financial statements.

3. Consolidated Financial Statement Detail

Equity Securities

As of December 31, 2019, equity securities consisted of an investment in Rezolute’s common stock of $0.7 million (see Note 4). The Company recognized a gain of $0.3 million due to the change in fair value of its investment in Rezolute’s common stock in other income, net line item of the consolidated statement of operations and comprehensive loss for the year ended December 31, 2019.

Accrued and Other Liabilities

Accrued and other liabilities consisted of the following (in thousands):

	December 31,	December 31,
	2019	2018
Accrued incentive compensation	$332	$396
Accrued legal and accounting fees	256	1,361
Accrued payroll and other benefits	231	152
Interest payable	69	36
Accrued restructuring	—	84
Liability related to sublease	—	155
Other	57	198
Total	$945	$2,382

4. Licensing and Other Arrangements

Novartis – Gevokizumab (VPM087) and IL‑1 Beta

On August 24, 2017, the Company and Novartis Pharma AG (“Novartis”) entered into a license agreement (the “XOMA‑052 License Agreement”) under which the Company granted to Novartis an exclusive, worldwide, royalty-bearing license to gevokizumab (“VPM087”), a novel anti-Interleukin‑1 (“IL‑1”) beta allosteric monoclonal antibody and related know-how and patents (altogether, the “XOMA IP”). Under the terms of the XOMA-052 License Agreement, Novartis is solely responsible for the development and commercialization of VPM087 and products containing VPM087.

On August 24, 2017, pursuant to a separate agreement (the “IL‑1 Target License Agreement”), the Company granted to Novartis non-exclusive licenses to its intellectual property covering the use of IL‑1 beta targeting antibodies in the treatment and prevention of cardiovascular disease and other diseases and conditions, and an option to obtain an exclusive license (the “Exclusivity Option”) to such intellectual property for the treatment and prevention of cardiovascular disease.

Under the XOMA‑052 License Agreement, the Company received total consideration of $30.0 million for the license and rights granted to Novartis. Of the total consideration, $15.7 million was paid in cash and $14.3 million (equal to €12.0 million) was paid by Novartis Institutes for BioMedical Research, Inc. (“NIBR”), on behalf of the Company, to settle the Company’s outstanding debt with Les Laboratories Servier (“Servier”) (the “Servier Loan”). In addition, NIBR extended the maturity date on the Company’s debt to Novartis. The Company also received $5.0 million cash related to the sale of 539,131 shares of the Company’s common stock, at a purchase price of $9.2742 per share. The fair market value of the common stock issued to Novartis was $4.8 million, based on the closing stock price of $8.93 per share on August 24, 2017, resulting in a $0.2 million premium paid to the Company.

Based on the achievement of pre-specified criteria, the Company is eligible to receive up to $438.0 million in development, regulatory and commercial milestones under the XOMA‑052 License Agreement. The Company is also eligible to receive royalties on sales of licensed products, which are tiered based on sales levels and range from the high single digits to mid-teens. Under the IL‑1 Target License Agreement, the Company received an upfront cash payment of $10.0 million and is eligible to receive low single-digit royalties on canakinumab sales in cardiovascular indications covered by the Company’s patents. Should Novartis exercise the Exclusivity Option, the royalties on canakinumab sales will increase to the mid-single digits.

Unless terminated earlier, the XOMA‑052 License Agreement and IL‑1 Target License Agreement will remain in effect, on a country-by-country and product-by-product basis, until Novartis’ royalty obligations end. The two agreements contain customary termination rights relating to material breach by either party. Novartis also has a unilateral right to terminate the XOMA‑052 License Agreement on a product-by-product and country-by-country basis or in its entirety on six months’ prior written notice to the Company. Under the IL‑1 Target License Agreement, Novartis has a unilateral right to terminate the agreement on a product-by-product and country-by-country basis or in its entirety upon a prior written notice.

The XOMA‑052 License Agreement and IL‑1 Target License Agreement were accounted for as one arrangement because they were entered into at the same time in contemplation of each other. The Company concluded that there are multiple promised goods and services under the combined arrangement, including the transfer of license to IL‑1 beta targeting antibodies, and the transfer of license, know-how, process, materials and inventory related to the VPM087 antibody, which were determined to represent two distinct performance obligations. The Company determined that the Exclusivity Option is not an option with material right because the upfront payments to the Company were not negotiated to provide an incremental discount for the future additional royalties upon exercise of the Exclusivity Option. Therefore, the Company concluded that the Exclusivity Option is not a performance obligation. The additional royalties will be recognized as revenue when, and if, Novartis exercises its option because the Company has no further performance obligations at that point.

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

The Company concluded that the development and regulatory milestone payments are solely dependent on Novartis’ performance and achievement of specified events. The Company determined that it is not probable that a significant cumulative revenue reversal will not occur in future periods for these future payments. Therefore, the development and regulatory milestones are fully constrained and excluded from the transaction price as of December 31, 2019. Any consideration related to commercial milestones (including royalties) will be recognized when the related sales occur as they were determined to relate predominantly to the licenses granted to Novartis and therefore, have also been excluded from the transaction price. At the end of each reporting period, the Company will update its assessment of whether an estimate of variable consideration is constrained and update the estimated transaction price accordingly.

As of December 31, 2019 and December 31, 2018, there are no contract assets or contract liabilities related to this arrangement. In addition, the Company did not recognize any revenue related to this arrangement during the years ended December 31, 2019 and 2018. None of the costs to obtain or fulfill the contract were capitalized.

Novartis International – Anti-TGFβ Antibody (NIS793)

On September 30, 2015, the Company and Novartis International Pharmaceutical Ltd. (“Novartis International”) entered into a license agreement (the “License Agreement”) under which the Company granted Novartis International an exclusive, world-wide, royalty-bearing license to the Company’s anti-transforming growth factor beta (“TGFβ”) antibody program (now “NIS793”). Under the terms of the License Agreement, Novartis International has worldwide rights to NIS793 and is responsible for the development and commercialization of antibodies and products containing antibodies arising from NIS793. Unless terminated earlier, the License Agreement will remain in effect, on a country-by-country and product-by-product basis, until Novartis International’s royalty obligations end. The License Agreement contains customary termination rights relating to material breach by either party. Novartis International also has a unilateral right to terminate the License Agreement on an antibody-by-antibody and country-by-country basis or in its entirety on one hundred eighty days’ notice.

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

During the year ended December 31, 2017, Novartis International achieved a clinical development milestone pursuant to the License Agreement, and as a result, the Company earned a $10.0 million milestone payment which was recognized as license fees in the consolidated statement of operations and comprehensive income. The Company is eligible to receive up to a total of $470.0 million in development, regulatory and commercial milestones under the anti-TGFβ antibody program.

The Company concluded that the development and regulatory milestone payments are solely dependent on Novartis’ performance and achievement of the specified events. The Company determined that it is not probable that a significant cumulative revenue reversal will not occur in future periods for these future payments. Therefore, the remaining development and regulatory milestones are fully constrained and excluded from the transaction price as of December 31, 2019. Any consideration related to commercial milestones (including royalties) will be recognized when the related sales occur as they were determined to relate predominantly to the licenses granted to Novartis and therefore, have also been excluded from the transaction price. At the end of each reporting period, the Company will update its assessment of whether an estimate of variable consideration is constrained and update the estimated transaction price accordingly.

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

As of December 31, 2019 and December 31, 2018, there are no contract assets or contract liabilities related to this arrangement. None of the costs to obtain or fulfill the contract were capitalized. No revenue was recognized for the years ended December 31, 2019 and December 31, 2018.

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

Under the license agreement and common stock purchase agreement, no consideration was exchanged upon execution of the arrangement. In consideration for receiving the license for RZ358, Rezolute agreed to issue shares of its common stock and pay cash to the Company upon the occurrence of Rezolute’s financing activities and the amounts to be paid to be based on the timing of those activities.

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

During the three months ended March 31, 2018, the Company completed the delivery of the license and related materials, product data/filing, process and know-how to Rezolute. However, the Company determined that it was not probable that the Company would collect substantially all of the consideration to which it was entitled in exchange for the goods and services transferred to Rezolute. Therefore, the Company determined no contract existed as of March 31, 2018 and no revenue was recognized during the three months ended March 31, 2018 under the arrangement.

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

On April 3, 2018, the Company determined that the transaction price under the arrangement was $1.8 million, which consisted of the 8,093,010 shares of Rezolute’s common stock valued at $1.0 million, $0.5 million in cash, and reimbursable technology transfer expenses of $0.3 million. During the year ended December 31, 2018, the Company recognized the entire transaction price of $1.8 million as revenue upon completion of the delivery of the licenses and related materials, product data/filing, process and know-how. The change in fair value of Rezolute’s common stock after the contract inception date was due to the form of the consideration and therefore, not included in the transaction price pursuant to the accounting guidance. The Company accounts for the change in the fair value of its investment in Rezolute’s common stock in the other income (expense), net line item of the consolidated statement of operations and comprehensive loss.

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

The common stock purchase agreement was amended to remove certain provisions related to the issuance of equity to XOMA in accordance with the new provisions regarding the Future Cash Payments in the license agreement. Lastly, the common stock purchase agreement was amended to provide the Company the right and option to sell up to 5,000,000 shares of Rezolute’s common stock currently held by XOMA back to Rezolute upon failure by Rezolute to list its shares of its common stock on the Nasdaq Stock Market or a similar national exchange on or prior to December 31, 2019. As of December 31, 2019, Rezolute failed to list its shares of common stock on the Nasdaq Stock Market or a similar exchange. Up to 2,500,000 shares may be sold back to Rezolute during calendar year 2020.

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

In July and August 2019, Rezolute received additional cash through two common stock financing events, which triggered early payment of $3.4 million of the unrecognized $6.0 million of total Future Cash Payments. In addition, the Company received the $1.5 million payment due September 30, 2019, resulting in a total of $4.9 million cash received from Rezolute in the third quarter of 2019. The Company re-assessed the outstanding $3.6 million of Future Cash Payments and determined that a significant revenue reversal was not probable due to Rezolute’s recent common stock financing events. Therefore, in the third quarter of 2019, the Company recognized $6.0 million as revenue related to the remaining Future Cash Payments. In the fourth quarter of 2019, the Company received the scheduled $1.0 million Future Cash Payment from Rezolute. As of December 31, 2019, the Company has an outstanding receivable of $2.6 million representing its current estimate of the Future Cash Payments expected to be received from Rezolute.

During the year ended December 31, 2019, the Company recognized $14.0 million as revenue from Rezolute, which consisted of the $5.5 million consideration paid upon the Qualified Financing event and $8.5 million Future Cash Payments. As of December 31, 2019 and 2018, there were no contract assets or contract liabilities related to this arrangement. None of the costs to obtain or fulfill the contract were capitalized.

The Company reassessed the development and regulatory milestones and concluded that such variable consideration is fully constrained and excluded from the transaction price as of December 31, 2019 and 2018.

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

The Company concluded that the new agreement should be accounted for separately from any prior arrangements with Janssen and that the license grant is the only performance obligation under the new agreement. The Company recognized the entire one-time payment of $2.5 million as revenue in the consolidated statement of comprehensive income for the year ended December 31, 2019 as it had completed its performance obligation.

The Company concluded that the development and regulatory milestone payments are solely dependent on Janssen’s performance and achievement of specified events and thus it is not probable that a significant cumulative revenue reversal will not occur in future periods for these future payments. Therefore, the development and regulatory milestones are fully constrained and excluded from the transaction price as of December 31, 2019. Any consideration related to royalties will be recognized when the related sales occur as they were determined to relate predominantly to the license granted to Janssen and therefore, have also been excluded from the transaction price. At the end of each reporting period, the Company will update its assessment of whether an estimate of variable consideration is constrained and update the estimated transaction price accordingly.

As of December 31, 2019, there were no contract assets or contract liabilities related to this arrangement. None of the costs to obtain or fulfill the contract were capitalized.

NIAID

Prior to the sale of the Company’s biodefense business discussed in Note 7, the Company performed services under a $64.8 million multiple-year contract funded with federal funds from NIAID (Contract No. HHSN272200800028C), for development of anti-botulinum antibody product candidates. The contract work was being performed on a cost plus fixed fee basis over a three-year period. The Company recognized revenue under the arrangement as the services were performed on a proportional performance basis. Consistent with the Company’s other contracts with the U.S. government, invoices were provisional until finalized. The Company operated under provisional rates from 2010 through 2014, subject to adjustment based on actual rates upon agreement with the government. In 2014, upon completion of NIAID’s review of hours and external expenses, XOMA agreed to exclude certain hours and external expenses resulting in a $0.4 million receivable and $0.8 million deferred revenue balances. As of December 31, 2017, the Company wrote off the $0.4 million receivable from NIAID as the likelihood of collection is remote. The Company classified $0.8 million as contract liabilities on the consolidated balance sheets as of December 31, 2019 and December 31, 2018.

Sale of Future Revenue Streams

On December 21, 2016, the Company entered into two Royalty Interest Acquisition Agreements (together, the “Royalty Sale Agreements”) with HCRP. Under the first Royalty Sale Agreement, the Company sold its right to receive milestone payments and royalties on future sales of products subject to a License Agreement, dated August 18, 2005, between XOMA and Wyeth Pharmaceuticals (subsequently acquired by Pfizer, Inc. (“Pfizer”)) for an upfront cash payment of $6.5 million, plus potential additional payments totaling $4.0 million in the event three specified net sales milestones were met in 2017, 2018 and 2019. Based on actual sales, 2017, 2018, and 2019 sales milestones were not achieved. Under the second Royalty Sale Agreement entered into in December 2016, the Company sold its right to receive royalties under an Amended and Restated License Agreement dated October 27, 2006 between XOMA and Dyax Corp. for a cash payment of $11.5 million.

The Company classified the proceeds received from HCRP as unearned revenue, to be recognized as revenue under units-of-revenue method over the life of the license agreements because of the Company’s limited continuing involvement in the Acquisition Agreements. Such limited continuing involvement is related to the Company’s undertaking to cooperate with HCRP in the event of litigation or a dispute related to the license agreements. Because the transaction was structured as a non-cancellable sale, the Company does not have significant continuing involvement in the generation of the cash flows due to HCRP and there are no guaranteed rates of return to HCRP, the Company recorded the total proceeds of $18.0 million as unearned revenue recognized under units-of-revenue method. The Company allocated the total proceeds between the two Royalty Sale Agreements based on the relative fair value of expected payments to be made to HCRP under the license agreements. The unearned revenue is being recognized as revenue over the life of the underlying license agreements under the "units-of-revenue" method. Under this method, amortization for a reporting period is calculated by computing a ratio of the allocated proceeds received from HCRP to the payments expected to be made by the licensees to HCRP over the term of the Acquisition Agreements, and then applying that ratio to the period’s cash payment. During the third quarter of 2018, the Shire product underlying the Dyax Corp. license agreement was approved, and the Company began recognizing revenue under the units-of-revenue method due to sales of the approved product.

The Company recognized $1.1 million and $0.2 million as revenue under units-of-revenue method under these arrangements during the years ended December 31, 2019 and December 31, 2018, respectively. As of December 31, 2018, the Company classified $0.5 million and $17.0 million as current and non-current unearned revenue recognized under units-of-revenue method, respectively. As of December 31, 2019, the current and non-current portion of the remaining unearned revenue recognized under units-of-revenue method was $1.1 million and $15.3 million, respectively.

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

In addition, the Company purchased from Agenus the right to receive 33% of the future royalties on MK-4830, an immuno-oncology product currently in clinical development, due to Agenus from Merck Sharp & Dohme Corp. (“Merck”) and 10% of all future developmental, regulatory and commercial milestones related to this asset. The future royalties due to Agenus from Merck are based on low single digit percentage of applicable net sales. Pursuant to the Agenus Royalty Purchase Agreement, the Company’s share in future potential development, regulatory and commercial milestones is up to $59.5 million. There is no limit on the amount of future royalties on sales that the Company may receive under the agreements.

Under the terms of the Royalty Purchase Agreement, the Company paid Agenus $15.0 million. The Company financed $7.5 million of the purchase price with a term loan under its Loan and Security Agreement with Silicon Valley Bank (“SVB”) (see Note 10).

As of December 31, 2019, there were no changes to the previously recorded $15.0 million as long-term royalty receivables in its consolidated balance sheet. The company continues to assess that no payments are probable to be received under this agreement in the near term. Under the cost recovery method, the Company does not expect to recognize any income related to milestones and royalties received until the investment of $15.0 million has been fully collected.

Royalty Purchase Agreement with Bioasis Technologies, Inc.

On February 25, 2019, the Company entered into a Royalty Purchase Agreement (the “Bioasis Royalty Purchase Agreement”) with Bioasis Technologies, Inc. and certain affiliates (collectively “Bioasis”). Under the Bioasis Royalty Purchase Agreement, the Company purchased potential future milestone and royalty rights from Bioasis for product candidates that are being developed pursuant to a license agreement between Bioasis and Prothena Biosciences Limited. In addition, the Company was granted options to purchase a 1% royalty right on the next two license agreements entered into between Bioasis and third-party licensees subject to certain payments and conditions as well as a right of first negotiation on subsequent Bioasis license agreements with third parties. Upon exercise of the option related to the second license agreement executed by Bioasis, the Company may be obligated to pay up to $0.3 million per licensed product. Upon exercise of the option related to the third license agreement executed by Bioasis, the Company may be obligated to pay up to $0.4 million per licensed product.

Under the terms of the Bioasis Royalty Purchase Agreement, the Company paid $0.3 million and will make contingent future cash payments of up to $0.2 million to Bioasis as the licensed product candidates reach certain development milestones (the “Bioasis Contingent Consideration”).

At the inception of the agreement, the Company recorded $0.4 million as long-term royalty receivables in its consolidated balance sheet, including the estimated fair value of the Bioasis Contingent Consideration of $0.1 million. Future changes in the estimated fair value of the contingent consideration will be recognized in the other income (expense), net line item of the consolidated statement of operations and comprehensive loss. As of December 31, 2019, there was no change in the fair value of the contingent consideration from its initial value and no amounts were paid during the year ended December 31, 2019.

Under the cost recovery method, the Company does not expect to recognize any income related to milestones and royalties received until the investment has been fully collected. No impairment was recorded as of December 31, 2019.

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

Under the terms of the Aronora Royalty Purchase Agreement, the Company paid Aronora a $6.0 million upfront payment at the close of the transaction. The Company financed $3.0 million of the upfront payment with a term loan under its Loan and Security Agreement with SVB (see Note 10). The Company was required to make a contingent future cash payment of $1.0 million for each of the three Bayer Products that were active on September 1, 2019 (up to a total of $3.0 million, the “Aronora Contingent Consideration”). Pursuant to the Aronora Royalty Purchase Agreement, if the Company receives $250.0 million in cumulative royalties on net sales per product, the Company will be required to pay associated tiered milestone payments to Aronora in an aggregate amount of up to $85.0 million per product (the “Royalty Milestones”). The Royalty Milestones are paid based upon various royalty tiers prior to reaching $250.0 million in cumulative royalties on net sales per product. Royalties per product in excess of $250.0 million are retained by the Company.

At the inception of the agreement, the Company recorded $9.0 million as long-term royalty receivables in its consolidated balance sheet, including the estimated fair value of the contingent consideration of $3.0 million for the Aronora Contingent Consideration. In September 2019, the Company paid the $3.0 million contingent consideration to Aronora. During the year ended December 31, 2019, there was no change in the fair value of the contingent consideration from its initial value. As the Company receives royalties from Aronora for a product, the Company will recognize the liability for future Royalty Milestones for such product when probable and estimable.

 Under the cost recovery method, the Company does not expect to recognize any income related to milestones and royalties received until the investment has been fully collected. No impairment was recorded as of December 31, 2019.

Royalty Purchase Agreement with Palobiofarma, S.L.

On September 26, 2019, the Company entered into a Royalty Purchase Agreement (the “Palo Royalty Purchase Agreement”) with Palobiofarma, S.L. (“Palo”), a company organized and existing under the laws of Spain. Pursuant to the Palo Royalty Purchase Agreement, the Company acquired the rights to potential royalty payments in low single digit percentages of aggregate Net Sales (as defined in the Palo Royalty Purchase Agreement) associated with six drug candidates in various clinical development stages, targeting the adenosine pathway with potential applications in solid tumors, non-Hodgkin’s lymphoma, asthma/chronic obstructive pulmonary disease, inflammatory bowel disease, idiopathic pulmonary fibrosis, lung cancer, psoriasis and nonalcoholic steatohepatitis and other indications (the “Palo Licensed Products”) that are being developed by Palo. Novartis (the “Licensee”) is a development partner on NIR178, one of the Palo Licensed Products, and such NIR178 is being developed pursuant to a license agreement between Palo and the Licensee.

Under the terms of the Palo Royalty Purchase Agreement, the Company paid Palo a $10.0 million payment at the close of the transaction which occurred simultaneously upon parties’ entrance in the Palo Royalty Purchase Agreement on September 26, 2019. The Company financed $5.0 million of the payment with a term loan under its Loan and Security Agreement with SVB (see Note 10).

At the inception of the agreement, the Company recorded $10.0 million as long-term royalty receivables in its consolidated balance sheet. Under the cost recovery method, the Company does not expect to recognize any income related to royalties received until the investment has been fully collected. No impairment was recorded as of December 31, 2019.

The following table summarizes the acquisition of royalty rights as of December 31, 2019 (in thousands):

Balance at January 1, 2018	$—
Acquisition of royalty rights:
Agenus	15,000
Balance at December 31, 2018	$15,000
Acquisition of royalty rights:
Bioasis	375
Aronora	9,000
Palobiofarma	10,000
Balance at December 31, 2019	$34,375

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

The following tables set forth the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as follows (in thousands):

	Fair Value Measurements at December 31, 2019 Using
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Equity securities	$—	$—	$681	$681
Liabilities:
Contingent consideration	$—	$—	$75	$75

Fair Value Measurements at December 31, 2018 Using
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Equity securities	$—	$—	$392	$392

During the years ended December 31, 2019 and 2018, there were no transfers between Level 1, Level 2, or Level 3 assets reported at fair value on a recurring basis and the valuation techniques used did not change compared to the Company’s established practice.

Equity Securities

The following table provides a summary of changes in the estimated fair value of the Company’s Level 3 financial assets for the year ended December 31, 2019 (in thousands):

Balance at December 31, 2018	$392
Change in fair value	289
Balance at December 31, 2019	$681

The equity securities consisted of an investment in Rezolute’s common stock and are classified as long-term assets on the consolidated balance sheet as of December 31, 2018 and 2019. The equity securities are revalued each reporting period with changes in fair value recorded in the other income (expense), net line item of the consolidated statements of operations and comprehensive loss.

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

In the first quarter of 2019, the Company updated the methodology used to value the equity securities due to Rezolute’s completion of a Qualified Financing (see Note 4). As of December 31, 2019, the Company and its valuation specialist valued the equity securities using the closing price for Rezolute’s common stock traded on the over-the-counter exchange and adjusted for an illiquidity discount. The inputs used to calculate the illiquidity discount are based on observable and unobservable estimates and judgments and therefore is classified as a Level 3 fair value measurement. As the Company has the right and option to sell up to 5,000,000 shares of Rezolute’s common stock back to Rezolute after December 31, 2019 (see Note 4), the fair value of the equity securities was determined by dividing the total shares of Rezolute’s common stock held by the Company into two tranches based on the estimated time to a potential liquidity event.

The estimated fair value of the equity securities was calculated based on the following assumptions as of December 31, 2019.

Closing common stock price on the Over-the-counter (OTC) exchange	$0.12

Tranche 1:
Discount for lack of marketability	13%
Estimated time to liquidity of shares	0.25 years

Tranche 2:
Discount for lack of marketability	33%
Estimated time to liquidity of shares	1.5 years

Changes in any of the assumptions related to the unobservable inputs identified above may change the fair value of the equity securities.

Contingent Consideration

The estimated fair value of the contingent consideration liability at the inception of the Bioasis Royalty Purchase Agreement represents the future consideration that is contingent upon the achievement of specified development milestones for a product candidate. The fair value measurement is based on significant Level 3 inputs such as anticipated timelines and probability of achieving development milestones of each licensed product candidate. Changes in the fair value of the liability for contingent consideration will be recorded in the other income (expense), net line item of the consolidated statements of operations and comprehensive loss until settlement. As of December 31, 2019, there were no changes in the estimated fair value of the contingent consideration from its initial value of $0.1 million.

The estimated fair value of the contingent consideration liability at the inception of the Aronora Royalty Purchase Agreement represented the future consideration that was contingent upon the active status of Bayer Product programs on September 1, 2019. The fair value measurement for the contingent consideration was based on significant Level 3 inputs such as management’s expectation for the success and development of each of the products. As of December 31, 2019, there was no outstanding balance remaining, as the Company paid the full $3.0 million contingent consideration to Aronora in September 2019.

Debt

The estimated fair value of the Company’s outstanding debt is estimated using the net present value of the payments, discounted at an interest rate that is consistent with market interest rates, which is a Level 2 input. The carrying amount and the estimated fair value of the Company’s outstanding long-term debt at December 31, 2019 and 2018, are as follows (in thousands):

	December 31, 2019		December 31, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
SVB Loans	$16,374	$16,048	$7,286	$7,281
Novartis note	15,903	15,713	15,193	14,825
Total	$32,277	$31,761	$22,479	$22,106

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

In February 2017, the Company executed an Amendment and Restatement to both the asset purchase agreement and Ology Bioservices License Agreement Based on the payment terms pursuant to the amended Ology Bioservices License Agreement, the Company was entitled to receive cash consideration in aggregate of $4.6 million, all of which was received as of December 31, 2018. No further payments remain under the agreement, but the Company is still eligible to receive royalties in the future.

The Company received $2.5 million during the year ended December 31, 2018, which was recognized as other income, net in the consolidated statements of operations and comprehensive loss.

8. Lease Agreements

The Company leases one facility in Emeryville, California under an operating lease that expires in February 2023. The Emeryville lease contains both an option to early terminate the lease and an option to extend the lease for an additional term, however, the Company is not reasonably certain to exercise either option.

The Company also previously leased two facilities in Berkeley, California under operating leases that had a remaining lease term until 2021 and 2023. On December 18, 2019, the Company entered into a Lease Termination Agreement with each of the 7th Street Properties II (“7th Street LP”) and 7th Street Property General Partnership (“7th Street GP”) to early terminate the Company’s two operating leases in Berkeley, California. As a result of the lease terminations the Company was also released from all financial obligations under its sublease agreements.  The Company agreed to pay an early termination fee of $1.6 million in total and recognized a loss on lease termination of $0.4 million for the year ended December 31, 2019, which was included in other income (loss), net in the consolidated statements of operations and comprehensive loss.

The following table summarizes maturity of the Company’s operating lease liabilities as of December 31, 2019 (in thousands):

Operating
Undiscounted lease payments	Leases
2020	$189
2021	196
2022	204
2023	35
Thereafter	—
Total undiscounted lease payments	624
Present value adjustment	(51)
Total net lease liabilities	$573

The following table summarizes the Company’s future undiscounted lease payments under operating leases (as defined by prior guidance) as of December 31, 2018 (in thousands):

Year Ending December 31,	Rent Payments
2019	$4,381
2020	3,923
2021	3,156
2022	2,611
2023	854
Thereafter	—
Total minimum lease payments	$14,925

Rent expense recognized for operating leases was $2.3 million and $2.1 million for the years ended December 31, 2019 and 2018, respectively. Under the terms of the lease agreements, the Company is also responsible for certain variable lease payments that are not included in the measurement of the lease liability. Variable lease payments for operating leases were $1.7 million for the year ended December 31, 2019, including non-lease components such as common area maintenance fees.

The following information represents supplemental disclosure for the statement of cash flows related to operating leases (in thousands):

December 31,
2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows under operating leases	$2,629

December 31,
2019
Weighted-average remaining lease term
Operating leases	3.17 years
Weighted-average discount rate
Operating leases	5.51%

 Sublease Agreements

On December 18, 2019, upon termination of the leases in Berkeley, California, the Company’s rights and obligations under its sublease arrangements for the two facilities transferred to 7th Street LP and 7th Street GP and XOMA was released from all financial obligations under its sublease agreements. Upon termination the Company recognized a $0.4 million in Other income (expense).

In connection with restructuring events in 2017 and 2018 the Company completely vacated its leased facilities in Berkeley, California and subleased the space in the vacated buildings to four subtenants.  On November 21, 2017, the Company entered into a non-cancellable sublease agreement for a portion of one of its three leased facilities. The term of the sublease agreement commenced on December 26, 2017. The sublease provided for a tenant improvement allowance of $0.8 million to the subtenant, which was funded by the Company in January 2018. Upon execution of the sublease agreement, the Company recognized a loss on the sublease equal to the tenant improvement allowance. Under the sublease agreement, the sub-lessee executed a standby letter of credit naming the Company as the beneficiary amounting to $1.0 million as security under the sublease in the event of uncured default by the sub-lessee. As of the termination date the Company had not drawn any funds from the letter of credit as there was no default by the sub-lessee. For the years ended December 31, 2019 and 2018, the Company recognized $1.4 million and $1.5 million, respectively, of sublease income under this agreement.

On April 14, 2018, the Company entered into a non-cancellable sublease agreement for a portion of one of its three leased facilities. The term of the sublease agreement commenced on May 1, 2018. The sublease provided for a tenant improvement allowance of $65,000 to the subtenant, and payment of broker commissions of $89,000. Upon execution of the sublease agreement, the Company recognized a loss on the sublease of $0.6 million, which was recorded in the restructuring charges line item of the consolidated statement of operations and comprehensive loss during the three months ended June 30, 2018. For the years ended December 31, 2019 and 2018, the Company recognized $0.4 million and $0.3 million, respectively, of sublease income under this agreement in Other income (expense).

In October 2018, the Company entered into a non-cancellable sublease agreement for a portion of one of its three leased facilities. The term of the sublease agreement commenced on October 24, 2018. During the years ended December 31, 2019 and 2018 the Company recognized $0.6 million and $0.1 million, respectively, of sublease income under this agreement in Other income (expense).

In January 2019, the Company entered into a non-cancellable sublease agreement for a portion of one of its three leased facilities. The term of the sublease agreement commenced on January 18, 2019. The sublease provided for a tenant improvement allowance of $91,000 to the subtenant, and payment of broker commissions of $53,000. During the year ended December 31, 2019, the Company recognized $0.6 million of sublease income under this agreement in Other income (expense).

9. Restructuring Charges

In 2016 and 2017 the Board of Directors approved a series of restructurings of its business to prioritize out-licensing activities and curtail research and development spending. The restructuring included a reduction-in-force in which the Company terminated 62 employees in total. Charges related to both these initiatives were complete by the end of fiscal 2017.

Prior to 2017, the Company’s operations were located in two buildings in Berkeley, California. Due to the restructuring activity and reduction in headcount, the Company determined that it did not need the building space in Berkeley, California and consolidated all of its personnel in a new office facility in Emeryville, California. During the year ended December 31, 2018, the Company completely vacated both of its leased facilities in Berkeley, California and subleased the space to subtenants. In connection with vacating this space, the Company recorded a discounted lease-related restructuring liability, which was calculated as the present value of the estimated future facility costs for which the Company would obtain no future economic benefit over the term of the lease, net of estimated future sublease income, and adjusted for the remaining balance of deferred rent. In addition, in connection with a sublease agreement executed in April 2018, the Company recognized a loss on the sublease of $0.6 million during the second quarter of 2018 (Note 8).

As of December 31, 2018, the Company classified the current portion of the combined lease-related liabilities of $1.4 million within accrued and other liabilities and the non-current portion of $0.3 million within long-term other liabilities in its consolidated balance sheet. Upon adoption of ASC 842, the Company consolidated all its lease-related liabilities in the consolidated balance sheet as of January 1, 2019 and reported as operating lease liabilities (Note 2).

During the year ended December 31, 2019, no lease-related restructuring charges were recognized in the consolidated statements of operations and comprehensive loss. During the year ended December 31, 2018, the Company recorded $1.9 million of restructuring costs in its consolidated statements of operations and comprehensive loss.

10. Long-Term Debt and Other Financings

Silicon Valley Bank Loan Agreement

On May 7, 2018 (the “Effective Date”), the Company executed a Loan and Security Agreement (the “Loan Agreement”) with SVB. Under the Loan Agreement, upon the Company’s request, SVB may make advances (each, a “Term Loan Advance”) available to the Company up to $20.0 million (the “Term Loan”). The available fund may be increased up to $40.0 million upon the Company’s request and approval by the bank subject to the Company’s compliance with certain internal and credit requirements. The Company was allowed to borrow advances under the Term Loan from the Effective Date until the earlier of March 31, 2019 or an event of default (the “Draw Period”). Unless an event of default occurs, the period to draw may have been extended to March 31, 2020, if the Company received $20.0 million in gross cash proceeds from milestone/licensing payments by March 31, 2019. In the event of a default related to the Note Agreement with Novartis, SVB’s obligation to make any credit extensions to the Company under the Loan Agreement will immediately terminate. The interest rate will be calculated at a rate equal to the greater of (i) 4.75%, and (ii) 0.25% plus the prime rate as reported from time to time in The Wall Street Journal.

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

As of December 31, 2019, both warrants are outstanding. In addition, both warrants may be exercised on a cashless basis and are exercisable within 10 years from the date of issuance or upon the consummation of certain acquisitions of the Company.

In September 2018, the Company borrowed advances of $7.5 million under the Loan Agreement in connection with the Agenus Royalty Purchase Agreement (see Note 5). The Company recorded a discount of $0.3 million against the debt, which is being amortized to interest expense over the term of the Term Loan Advance using the effective interest method.

During the year ended December 31, 2019, the Company borrowed advances totaling $9.5 million under the Loan Agreement in connection with the Aronora Royalty Purchase Agreement, Palo Royalty Purchase Agreement and payment of the Aronora Contingent Consideration (see Note 5). The Company recorded a discount of $45,000 against the debt, which is being amortized to interest expense over the term of the Term Loan Advance using the effective interest method.

The Company recorded $0.5 million of non-cash interest expense resulting from the amortization of the discount and accretion of the final payment for the year ended December 31, 2019, respectively. The Company recorded $0.1 million of non-cash interest expense resulting from the amortization of the discount and accretion of the final payment for the year ended December 31, 2018.

As of December 31, 2019, the carrying value of the debt under the Loan Agreement was $16.4 million. Of this amount, $5.2 million is classified as current portion of long-term debt and $11.2 million is classified as long-term debt on the consolidated balance sheet. As of December 31, 2018, the carrying value of the debt under the Loan Agreement was $7.3 million. Of this amount, $0.8 million was classified as current portion of long-term debt and $6.5 million was classified as long-term debt on the consolidated balance sheet.

Novartis Note

In May 2005, the Company executed a secured note agreement (the “Note Agreement”) with Novartis, which was due and payable in full in June 2015. Under the Note Agreement, the Company borrowed semi-annually to fund up to 75% of the Company’s research and development and commercialization costs under its collaboration arrangement with Novartis, not to exceed $50.0 million in aggregate principal amount. Interest on the principal amount of the loan accrued at six-month LIBOR plus 2%, which was equal to 3.91% at December 31, 2019 is payable semi-annually in June and December of each year. Additionally, the interest rate resets in June and December of each year. At the Company’s election, the semi-annual interest payments could be added to the outstanding principal amount, in lieu of a cash payment, as long as the aggregate principal amount did not exceed $50.0 million. The Company made this election for all interest payments. Loans under the Note Agreement were secured by the Company’s interest in its collaboration with Novartis, including any payments owed to it thereunder.

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

On September 22, 2017, in connection with the XOMA‑052 License Agreement with Novartis, the Company and NIBR executed an amendment to the Secured Note Amendment under which the parties further extended the maturity date of the Secured Note Amendment from September 30, 2020 to September 30, 2022.

As of December 31, 2019 and December 31, 2018, the outstanding principal balance under the Secured Note Amendment was $15.9 million and $15.2 million, respectively, and was included in long-term debt in the accompanying consolidated balance sheets.

Payments of Long-Term Debt

Aggregate future principal, final payment fees and discounts of the Company’s long-term debt as of December 31, 2019, are as follows (in thousands):

Year ending December 31, 2020	$6,030
Year ending December 31, 2021	8,551
Year ending December 31, 2022	21,801
Thereafter	—
Total payments	36,382
Less: interest, final payment fees, discount and issuance costs	(4,105)
Total payments, net of interest, final payment fees, discount and issuance costs	32,277
Less: current portion of long-term debt	(5,184)
Long-term debt	$27,093

Interest Expense

Amortization of debt issuance costs and discounts are included in interest expense. Interest expense in the consolidated statements of operations and comprehensive loss for the years ended December 31, 2019 and 2018, relates to the following debt instruments (in thousands):

	Year Ended December 31,
	2019	2018
SVB loan	$1,207	$258
Novartis note	706	627
Other	6	37
Total interest expense	$1,919	$922

11. Income Taxes

The Company has no income tax provision for the year ended December 31, 2019 and $0.1 million of income tax benefit for the year ended December 31, 2018.

The provision (benefit) for income taxes (all current) consists of the following (in thousands):

	Year Ended December 31,
	2019	2018
Federal	$—	$(97)
State	—	(1)
Total	$—	$(98)

Reconciliation between the tax provision computed at the federal statutory income tax rate and the Company’s actual effective income tax rate is as follows:

	Year Ended December 31,
	2019	2018
Federal tax at statutory rate	21%	21%
Stock compensation and other permanent differences	(31)%	2%
Tax credits	—%	1%
Valuation allowance	10%	(23)%
Total	—%	1%

The significant components of net deferred tax assets at December 31, 2019 and 2018 were as follows (in thousands):

	December 31,
	2019	2018
Capitalized research and development expenses	$15,735	$21,979
Net operating loss carryforwards	18,181	12,901
Research and development and other tax credit carryforwards	12,343	12,343
Stock compensation	4,737	4,732
Deferred revenue	3,635	4,100
Other	930	1,483
Total deferred tax assets	55,561	57,538
Valuation allowance	(55,561)	(57,538)
Net deferred tax assets	$—	$—

The net (decrease) increase in the valuation allowance was $(2.0) million and $5.8 million, for the years ended December 31, 2019 and 2018, respectively.

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

Based on an analysis under Section 382 of the Internal Revenue Code (which subjects the amount of pre-change Net Operating Losses ("NOLs") and certain other pre-change tax attributes that can be utilized to annual limitations), the Company experienced an ownership change in February 2017 which substantially limits the future use of its pre-change NOLs and certain other pre-change tax attributes per year. The Company has excluded the related tax attributes that will expire as a result of the annual limitations in the deferred tax assets as of December 31, 2019 and December 31, 2018. To the extent that the Company does not utilize its carry-forwards within the applicable statutory carryforward periods, either because of Section 382 limitations or the lack of sufficient taxable income, the carryforwards will expire unused.

As of December 31, 2019, the Company had federal net operating loss carry-forwards of approximately $73.4 million and state net operating loss carry-forwards of approximately $41.0 million to offset future taxable income. The net operating loss carryforwards begin to expire in 2036 for federal and 2033 for state purposes. The Company had federal orphan credit of $1.2 million which if not utilized will expire in 2037. The Company also had $19.8 million of California research and development tax credits which have no expiration date.

Under the US tax legislation enacted in December 2017, although the treatment of tax losses generated in taxable years ending before December 31, 2017 has generally not changed, tax losses generated in taxable years beginning after December 31, 2017 can be carried forward indefinitely but may only be utilized to offset 80% of taxable income annually.

The Company files income tax returns in the U.S. federal jurisdiction and various states. The Company’s federal income tax returns for tax years 2016 and beyond remain subject to examination by the Internal Revenue Service. The Company’s state income tax returns for tax years 2015 and beyond remain subject to examination by state tax authorities. In addition, all of the net operating losses and research and development credit carry-forwards that may be used in future years are still subject to adjustment.

The following table summarizes the Company’s activity related to its unrecognized tax benefits (in thousands):

	Year Ended December 31,
	2019	2018
Balance at January 1	$5,517	$5,501
Increase related to current year tax position	—	—
Increase (decrease) related to prior year tax position	—	16
Balance at December 31	$5,517	$5,517

As of December 31, 2019, the Company had a total of $5.5 million of gross unrecognized tax benefits, none of which would affect the effective tax rate upon realization. The Company currently has a full valuation allowance against its U.S. net deferred tax assets which would impact the timing of the effective tax rate benefit should any of these uncertain tax positions be favorably settled in the future.

The Company does not expect its unrecognized tax benefits to change significantly over the next twelve months. The Company will recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. Through December 31, 2019, the Company has not accrued interest or penalties related to uncertain tax positions.

12. Compensation and Other Benefit Plans

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

Employee Stock Purchase Plan

In May 2015, the Company’s stockholders approved the 2015 Employee Stock Purchase Plan (the “2015 ESPP”), which replaced the Company’s legacy 1998 ESPP. Under the 2015 ESPP, the Company reserved 15,000 shares of common stock for issuance as of its effective date of July 1, 2015, subject to adjustment in the event of a stock split, stock dividend, combination or reclassification or similar event. The 2015 ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 10% of their eligible compensation, subject to any plan limitations. The 2015 ESPP provides for six-month offering periods ending on May 31 and November 30 of each year. At the end of each offering period, employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the last day of the offering period.

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

During the years ended December 31, 2019 and 2018, employees purchased 2,365 and 2,948 shares of common stock, respectively, under the 2015 ESPP.

Deferred Savings Plan

Under section 401(k) of the Internal Revenue Code of 1986, the Board of Directors adopted, effective June 1, 1987, a tax-qualified deferred compensation plan for employees of the Company. Participants may make contributions which defer up to 50% of their eligible compensation per payroll period, up to a maximum for 2019 of $19,000 (or $25,000 for employees over 50 years of age) and for 2018 of $18,500 (or $24,500 for employees over 50 years of age). The Company may, at its sole discretion, make contributions each plan year, in cash or in shares of the Company’s common stock, in amounts which match up to 50% of the salary deferred by the participants. The expense related to these contributions was $0.1 million each for the years ended December 31, 2019 and December 31, 2018, and 100% was paid in common stock for each year. The Company applies shares from plan forfeitures of terminated employees toward the Company’s matching contribution.

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

In February 2016, the Compensation Committee and the Board of Directors adopted, and in May 2016, the Company’s stockholders approved an amendment to the 2010 Plan to, among other things, allow for an increase in the number of shares of common stock reserved for issuance by 170,000 shares to an aggregate of 1,108,560 shares.

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

In May 2019, the Compensation Committee and the Board of Directors adopted, and in May 2019, the Company’s stockholders approved, an amendment to the 2010 Plan. The amendment (a) increases the number of shares of common stock issuable over the term of the plan by an additional 450,000 to 3,029,062 shares in the aggregate; (b) increases the number of shares of common stock issuable under the plan as incentive stock options by an additional 450,000 to 3,029,062 shares; (c) extended the term of the Plan until April 1, 2029; (d) for purposes of Section 162(m) (i) eliminates performance cash awards, and (ii) eliminates individual grant limits that applied under the 2010 Long Term Incentive Plan to awards that were intended to comply with the exemption for “performance-based compensation” under Code Section 162(m).

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

As of December 31, 2019, the Company had 525,020 shares available for grant under the stock option plan. As of December 31, 2019, options covering 1,839,623 shares of common stock were outstanding under the stock option plan.

Stock Options

Stock options generally vest monthly over three years for employees and one year for directors. Stock options held by employees who qualify for retirement age (defined as employees that are a minimum of 55 years of age and the sum of their age plus years of full-time employment with the Company exceeds 70 years) vest on the earlier of scheduled vest date or the date of retirement.

Stock Option Plans Summary

The following table summarizes the Company’s stock option activity for the year ended December 31, 2019:

		Weighted	Weighted	Aggregate
		Average	Average	Intrinsic
		Exercise	Contractual	Value
	Number of	Price	Term	(in
	shares	Per Share	(in years)	thousands)
Outstanding at beginning of year	1,624,746	$23.09	7.5	$8,104
Granted	438,814	14.84
Exercised	(55,759)	4.90
Forfeited, expired or cancelled	(168,178)	36.78
Outstanding at end of period	1,839,623	$20.42	6.88	$26,829
Exercisable at end of period	1,471,669	$21.60	6.37	$22,569

The aggregate intrinsic value of stock options exercised in 2019 and 2018 was $0.7 million and $1.1 million, respectively. The weighted-average grant-date fair value per share of the options granted in 2019 and 2018 was $11.72 and $18.25, respectively.

As of December 31, 2019, $3.5 million of total unrecognized compensation expense related to stock options is expected to be recognized over a weighted average period of 1.87 years.

Performance-Based Stock Options

Stock-based compensation expense associated with the corporate performance-based stock options is recognized if the performance condition is considered probable of achievement using management’s best estimates. In 2019, the Company had 41,250 shares remaining related to outstanding performance-based stock options with a grant date fair value of $0.2 million that had vesting criteria based solely on the achievement of fiscal year 2019 corporate goals as set by the Compensation Committee of the Company’s Board of Directors. For the year ended December 31, 2019, the Company determined that all remaining options were probable of achievement in fiscal year 2019 and therefore the related expense of $0.2 million was recognized for the year ended December 31, 2019. As of December 31, 2019, there was no unrecognized compensation costs related to these outstanding performance-based stock options.

Modification of Stock Options

In September 2019, the Company entered into a separation agreement with its former Chief Business Officer which resulted in the extension of the exercise period for all of her vested options. As a result of the modification, the Company recorded stock-based compensation expense of $0.5 million during the three months ended September 30, 2019 to reflect the revised expected term based on the modified exercise period for these stock options in 2019.

Stock-based Compensation Expense

The fair value of stock options granted during the years ended December 31, 2019 and 2018, was estimated based on the following weighted average assumptions for:

	Year Ended December 31,
	2019	2018
Dividend yield	0%	0%
Expected volatility	102%	101%
Risk-free interest rate	2.42%	2.72%
Expected term	5.62 years	5.60 years

The following table shows total stock-based compensation expense for stock options, RSUs and ESPP in the consolidated statements of operations and comprehensive loss (in thousands):

	Year Ended December 31,
	2019	2018
Research and development	$204	$369
General and administrative	4,744	3,533
Total stock-based compensation expense	$4,948	$3,902

13. Net Loss Per Share Attributable to Common Stockholders

Potentially dilutive securities are excluded from the calculation of diluted net loss per share attributable to common stockholders if their inclusion is anti-dilutive.

The following table shows the weighted-average outstanding securities considered anti-dilutive and therefore excluded from the computation of diluted net loss per share attributable to common stockholders (in thousands):

	Year Ended December 31,
	2019	2018
Convertible preferred stock	6,256	5,048
Common stock options and RSUs	924	1,639
Warrants for common stock	9	21
Total	7,189	6,708

The following is a reconciliation of the numerator (net income or loss) and denominator (number of shares) used in the calculation of basic and diluted net loss per share attributable to common stockholders (in thousands):

	Year Ended December 31,
	2019	2018
Numerator
Net loss available to common stockholders	$(1,982)	$(13,343)

Denominator
Weighted average shares used in computing basic and diluted net loss per share available to common stockholders	8,763	8,373
Basic and diluted net loss per share of common stock	$(0.23)	$(1.59)

14. Capital Stock

Convertible Preferred Stock

Rights Offering 2019

On December 2, 2019, the Company commenced a rights offering to raise up to $22.0 million through the distribution of subscription rights to holders of its common stock, Series X preferred stock and Series Y preferred stock (the “2019 Rights Offering”). In December 2019, the Company sold a total of 1,000,000 shares of common stock under the 2019 Rights Offering for aggregate gross proceeds of $22.0 million. Total offering costs of $0.2 million were offset against the proceeds from the sale of common stock, for total net proceeds of $21.8 million.

The 2019 Rights Offering was fully backstopped by Biotechnology Value Fund, L.P. (“BVF”). In total, BVF purchased 845,463 shares of common stock and the Company will pay approximately $18,000 for BVF’s reasonable legal fees and expenses in connection with the 2019 Rights Offering. One of the Company’s Directors, Matthew Perry, is the President of BVF. Each share of common stock has a stated value of $22.00 per share. As of December 31, 2019, BVF owned approximately 27.1% of the Company’s total outstanding shares of common stock, and if all of the Series X and Series Y convertible preferred shares were converted, BVF would own 55.6% of the Company’s total outstanding shares of common stock. Due to its significant equity ownership, BVF is considered a related party of the Company.

Rights Offering 2018

On November 19, 2018, the Company initiated a rights offering to raise $20.0 million through the distribution of subscription rights to holders of its common stock and Series X preferred stock (the “2018 Rights Offering”). In December 2018, the Company sold a total of 285,689 shares of common stock and 1,252.772 shares of Series Y preferred stock under the 2018 Rights Offering for aggregate gross proceeds of $20.0 million. Total offering costs of $0.3 million were offset against the proceeds from the sale of common stock and preferred stock, for total net proceeds of $19.7 million.

All Series Y convertible preferred shares were issued to BVF. Each share of Series Y convertible preferred stock has a stated value of $13,000 per share and is convertible into 1,000 shares of registered common stock based on a conversion price of $13.00 per share of common stock. The total number of shares of common stock issued upon conversion of all issued Series Y convertible preferred stock will be 1,252,772 shares. Each share is convertible at the option of the holder at any time, provided that the holder will be prohibited from converting into common stock if, as a result of such conversion, the holder, together with its affiliates, would beneficially own a number of shares above a conversion blocker, which is initially set at 19.99% of the total common stock then issued and outstanding immediately following the conversion of such shares. A holder of Series X or Y preferred shares may elect to increase or decrease the conversion blocker above or below 19.99% on 61 days’ notice, provided the conversion blocker does not exceed the limits under Nasdaq Marketplace Rule 5635(b), to the extent then applicable.

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

Common Stock Warrants

As of December 31, 2019 and 2018, the following common stock warrants were outstanding:

			Exercise Price	December 31,	December 31,
Issuance Date	Expiration Date	Balance Sheet Classification	per Share	2019	2018
February 2015	February 2020	Stockholders’ equity	$66.20	9,063	9,063
February 2016	February 2021	Stockholders’ equity	$15.40	8,249	8,249
May 2018	May 2028	Stockholders’ equity	$23.69	6,332	6,332
March 2019	March 2029	Stockholders’ equity	$14.71	4,845	—
				28,489	23,644

In February 2015, the Company issued Hercules Technology Growth Capital, Inc. (“Hercules”) a five-year warrant that entitles Hercules to purchase up to an aggregate of 9,063 unregistered shares of the Company’s common stock at an exercise price equal to $66.20 per share. The warrant was issued in connection with a term loan that was repaid in full in 2017.  The warrant is classified in stockholders’ equity on the consolidated balance sheets. As of December 31, 2019, no shares have been issued upon exercise of the warrant.

In February 2016, in conjunction with services provided by a third-party consultant, the Company issued a warrant to purchase up to an aggregate of 8,249 unregistered shares of the Company’s common stock at an exercise price equal to $15.40 per share. The warrant is exercisable immediately and has a five-year term expiring in February 2021. The estimated fair value of the warrant of $0.1 million was calculated using the Black-Scholes Model and was classified in stockholders’ equity on the consolidated balance sheet. As of December 31, 2018, no shares have been issued upon exercise of the warrant.

In May 2018, the Company issued SVB a warrant in connection with the SVB Loan Agreement (see Note 9) which is exercisable in whole or in part for up to an aggregate of 6,332 shares of common stock with an exercise price of $23.69 per share. The warrant may be exercised on a cashless basis and is exercisable within 10 years from the date of issuance or upon the consummation of certain acquisitions of the Company. The fair value of the warrant issued to SVB was determined using the Black-Scholes Model and was estimated to be $0.1 million. The warrant is classified in stockholders’ equity on the consolidated balance sheets.

In March 2019, the Loan Agreement was amended to extend the Draw Period from March 31, 2019 to March 31, 2020. In connection with the amendment, the Company issued a second warrant to SVB which is exercisable in whole or in part for up to an aggregate of 4,845 shares of common stock with an exercise price of $14.71 per share. The second warrant may be exercised on a cashless basis and is exercisable within 10 years from the date of issuance or upon the consummation of certain acquisitions of the Company. The fair value of the second warrant issued to SVB was determined using the Black-Scholes Model and was estimated to be $0.1 million. As of December 31, 2019, both warrants are outstanding and no shares have been issued upon exercise of the warrants.

15. Commitments and Contingencies

Collaborative Agreements, Royalties and Milestone Payments

The Company has committed to make potential future milestone payments and legal fees to third parties as part of licensing and development programs. Payments under these agreements become due and payable only upon the achievement of certain developmental, regulatory and commercial milestones by the Company’s licensees. Because it is uncertain if and when these milestones will be achieved, such contingencies, aggregating up to $7.6 million (assuming one product per contract meets all milestones events) have not been recorded on the accompanying consolidated balance sheets. The Company is unable to determine precisely when and if payment obligations under the agreements will become due as these obligations are based on milestone events, the achievement of which is subject to a significant number of risks and uncertainties.

Contingent Consideration

Pursuant to the Company’s royalty purchase agreements with Bioasis and Aronora, the Company has committed to pay the Bioasis Contingent Consideration, the Aronora Contingent Consideration and the Aronora Royalty Milestones. The Company recorded $0.1 million and $3.0 million for the Bioasis Contingent Consideration and the Aronora Contingent Consideration, respectively, which represent the estimated fair value of these potential future payments at the inception of the agreements. These contingent consideration payments are remeasured at fair value at each reporting period, with changes in fair value recorded in other income (expense), net. In September 2019, the Company paid the Aronora Contingent Consideration of $3.0 million. The liability for future Aronora Royalty Milestones will be recorded when the amounts by product are estimable and probable. As of December 31, 2019, none of these Aronora Royalty Milestones were assessed to be probable and as such, none was recorded on the consolidated balance sheet.

16. Concentration of Risk, Segment and Geographic Information

Concentration of Risk

Cash and receivables are financial instruments which potentially subject the Company to concentrations of credit risk, as well as liquidity risk.

The Company has not experienced any significant credit losses and does not generally require collateral on receivables. For the year ended December 31, 2019, two partners represented 76% and 14% of total revenues. For the year ended December 31, 2018, three partners represented 34%, 25%, and 14% of total revenues. As of December 31, 2019, one partner represented 100% of the trade receivables balance. As of December 31, 2018, two partners represented 67% and 28% of the trade receivables balance.

Segment Information

The Company has determined that it operates in one business segment as it only reports operating results on an aggregate basis to the chief operating decision maker of the Company.

Geographic Information

Revenue attributed to the following geographic regions was as follows (in thousands) based on the location of the licensees:

	Year Ended December 31,
	2019	2018
United States	$17,670	$3,935
Europe	100	1,014
Asia Pacific	600	350
Total	$18,370	$5,299

The Company’s property and equipment is held in the United States.

17. Quarterly Financial Information (unaudited)

The following is a summary of the quarterly results of operations for the years ended December 31, 2019 and 2018:

	Consolidated Statements of Operations Data
	Quarter Ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share amounts)
2019
Total revenues(1)	$8,131	$962	$8,855	$422
Operating costs and expenses	(6,195)	(5,673)	(5,964)	(4,423)
Income (loss) from operations	1,936	(4,711)	2,891	(4,001)
Other income (expense), net	1,297	639	287	(320)
Net income (loss) before income tax	3,233	(4,072)	3,178	(4,321)
Income tax (expense) benefit	—	—	—	—
Net income (loss)	$3,233	$(4,072)	$3,178	$(4,321)
Basic net income (loss) per share attributable to common stockholders	$0.22	$(0.47)	$0.21	$(0.49)
Diluted net income (loss) per share attributable to common stockholders (2)	$0.21	$(0.47)	$0.20	$(0.49)

2018
Total revenues(3)	$463	$2,255	$896	$1,685
Restructuring (charge) credit	—	(459)	(909)	(543)
Operating costs and expenses	(5,600)	(4,787)	(5,294)	(4,564)
Loss from operations	(5,137)	(2,991)	(5,307)	(3,422)
Other income, net	1,331	1,044	729	312
Net loss before income tax	(3,806)	(1,947)	(4,578)	(3,110)
Income tax benefit	—	—	—	98
Net loss	$(3,806)	$(1,947)	$(4,578)	$(3,012)
Basic net loss per share attributable to common stockholders	$(0.46)	$(0.23)	$(0.55)	$(0.35)
Diluted net loss per share attributable to common stockholders	$(0.46)	$(0.23)	$(0.55)	$(0.35)

(1)

Total revenues mainly include $14.0 million of revenue recognized in the first and the third quarter in 2019 under the license agreement and common stock purchase agreement with Rezolute, and $2.5 million in milestone revenue earned in the third quarter of 2019 under our license agreement with Janssen.

(2)

For the quarters ended March 31, 2019 and September 30, 2019, the Company’s diluted net income per share of common stock was computed by giving effect to all potentially dilutive common stock equivalents outstanding during each of these periods.

(3)

Total revenues include upfront fees, milestone payments and royalties relating to various out-licensing arrangements, which includes $1.8 million of revenue recognized in the second quarter of 2018 under the license agreement and common stock purchase agreement with Rezolute, and $0.8 million in milestone revenue earned in the fourth quarter of 2018 under our license agreement with Janssen.