Form 10-Q
period 2020-03-31
XOMA Corp
filed 2020-05-05
CIK 791908

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________to__________

Commission File No. 0-14710

XOMA Corporation

(Exact name of registrant as specified in its charter)

Delaware	52-2154066
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2200 Powell Street, Suite 310
Emeryville, California	94608
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (510) 204-7200

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading symbol(s):	Name of each exchange on which registered:
Common Stock, $0.0075 par value	XOMA	The Nasdaq Global Market

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

As of May 1, 2020, the registrant had 11,014,673 shares of common stock, $0.0075 par value per share, outstanding.

XOMA CORPORATION

FORM 10‑Q

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

XOMA CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	March 31,	December 31,
	2020	2019
	(unaudited)	(Note 1)
ASSETS
Current assets:
Cash	$53,312	$56,688
Trade and other receivables, net	1,312	2,933
Income tax receivable	1,526	—
Prepaid expenses and other current assets	205	352
Total current assets	56,355	59,973
Property and equipment, net	28	34
Operating lease right-of-use assets	473	510
Long-term royalty receivables	34,375	34,375
Equity securities	408	681
Other assets	151	151
Total assets	$91,790	$95,724

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$717	$614
Accrued and other liabilities	709	945
Contingent consideration under royalty purchase agreements	75	75
Operating lease liabilities	167	163
Unearned revenue recognized under units-of-revenue method	1,267	1,096
Contract liabilities	798	798
Current portion of long-term debt	6,390	5,184
Total current liabilities	10,123	8,875
Unearned revenue recognized under units-of-revenue method – long-term	14,842	15,317
Long-term debt	25,141	27,093
Long-term operating lease liabilities	365	408
Other liabilities – long-term	200	43
Total liabilities	50,671	51,736

Commitments and Contingencies (Note 10)

Stockholders’ equity:
Convertible preferred stock, $0.05 par value, 1,000,000 shares authorized, 6,256 shares issued and outstanding at March 31, 2020 and December 31, 2019	—	—
Common stock, $0.0075 par value, 277,333,332 shares authorized, 9,761,901 and 9,758,583 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	73	73
Additional paid-in capital	1,240,188	1,238,299
Accumulated deficit	(1,199,142)	(1,194,384)
Total stockholders’ equity	41,119	43,988
Total liabilities and stockholders’ equity	$91,790	$95,724

The accompanying notes are an integral part of these condensed consolidated financial statements.

(Note 1) The consolidated balance sheet as of December 31, 2019 has been derived from the audited consolidated financial statements as of that date included in the Company’s Annual Report on Form 10‑K for the year ended December 31, 2019.

XOMA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(unaudited)

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2020	2019
Revenues:
Revenue from contracts with customers	$500	$8,026
Revenue recognized under units-of-revenue method	304	105
Total revenues	804	8,131

Operating expenses:
Research and development	62	256
General and administrative	6,358	5,939
Total operating expenses	6,420	6,195

(Loss) income from operations	(5,616)	1,936

Other (expense) income, net:
Interest expense	(542)	(429)
Other (expense) income, net	(126)	1,726
(Loss) income before income tax	(6,284)	3,233
Income tax benefit	1,526	—
Net (loss) income and comprehensive (loss) income	$(4,758)	$3,233
Net (loss) income and comprehensive (loss) income available to common stockholders, basic	$(4,758)	$1,881
Net (loss) income and comprehensive (loss) income available to common stockholders, diluted	$(4,758)	$1,935
Basic net (loss) income per share available to common stockholders	$(0.49)	$0.22
Diluted net (loss) income per share available to common stockholders	$(0.49)	$0.21
Weighted average shares used in computing basic net (loss) income per share available to common stockholders	9,761	8,706
Weighted average shares used in computing diluted net (loss) income per share available to common stockholders	9,761	9,324

The accompanying notes are an integral part of these condensed consolidated financial statements.

XOMA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands)

	Three Months Ended March 31, 2020
	Convertible Preferred				Additional		Total
	Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2019	6	$—	9,759	$73	$1,238,299	$(1,194,384)	$43,988
Issuance of common stock related to 401(k) contribution	—	—	3	—	88	—	88
Stock-based compensation expense	—	—	—	—	1,788	—	1,788
Disgorgement of stockholder's short-swing profits	—	—	—	—	13	—	13
Net loss and comprehensive loss	—	—	—	—	—	(4,758)	(4,758)
Balance, March 31, 2020	6	—	9,762	73	1,240,188	(1,199,142)	41,119

	Three Months Ended March 31, 2019
	Convertible Preferred				Additional		Total
	Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2018	6	$—	8,691	$65	$1,211,122	$(1,192,402)	$18,785
Exercise of stock options	—	—	24	—	115	—	115
Issuance of common stock related to 401(k) contribution	—	—	7	—	102	—	102
Vesting of restricted stock units	—	—	2	—	—	—	—
Stock-based compensation expense	—	—	—	—	1,728	—	1,728
Issuance of common stock	—	—	—	—	66	—	66
Net income and comprehensive income	—	—	—	—	—	3,233	3,233
Balance, March 31, 2019	6	—	8,724	65	1,213,133	(1,189,169)	24,029

The accompanying notes are an integral part of these condensed consolidated financial statements.

XOMA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net (loss) income	$(4,758)	$3,233
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Stock-based compensation expense	1,788	1,728
Common stock contribution to 401(k)	88	102
Depreciation and amortization	6	6
Amortization of debt issuance costs, debt discount and final payment on debt	191	110
Provision for bad debt	1,409	—
Non-cash lease expense	37	488
Change in fair value of equity securities	273	(715)
Changes in assets and liabilities:
Trade and other receivables, net	212	(1,329)
Income tax receivable	(1,526)	—
Prepaid expenses and other assets	147	42
Accounts payable and accrued liabilities	38	(116)
Unearned revenue recognized under units-of-revenue method	(304)	(105)
Operating lease liabilities	(39)	(528)
Other liabilities	158	241
Net cash (used in) provided by operating activities	(2,280)	3,157

Cash flows from investing activities:
Payments related to purchase of royalty rights	—	(300)
Net cash used in investing activities	—	(300)

Cash flows from financing activities:
Proceeds from exercise of options	—	237
Payment of preferred and common stock issuance costs for prior year	(166)	(376)
Principal payments – debt	(938)	—
Principal payments – finance lease	(5)	(3)
Proceeds from disgorgement of stockholder's short-swing profits	13	—
Taxes paid related to net share settlement of equity awards	—	(59)
Net cash used in financing activities	(1,096)	(201)

Net (decrease) increase in cash	(3,376)	2,656
Cash at the beginning of the period	56,688	45,780
Cash at the end of the period	$53,312	$48,436

Supplemental Cash Flow Information:
Cash paid for interest	$199	$107
Non-cash investing and financing activities:
Prepaid financing cost related to issuance of common stock	$—	$66
Estimated fair value of contingent consideration under the royalty purchase agreements	$—	$75

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

Liquidity and Financial Condition

The Company has incurred significant operating losses and negative cash flows from operations since its inception. As of March 31, 2020, the Company had cash of $53.3 million. Based on the Company’s current cash balance and its ability to control discretionary spending, such as royalty acquisitions, the Company has evaluated and concluded its financial condition is sufficient to fund its planned operations and commitments and contractual obligations for a period of at least one year following the date that these condensed consolidated financial statements are issued.

2. Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions among consolidated entities were eliminated upon consolidation. The unaudited condensed consolidated financial statements were prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States for interim financial information and with the instructions to Form 10‑Q and Article 10 of Regulation S-X. As permitted under those rules certain footnotes or other financial information can be condensed or omitted. These financial statements and related disclosures have been prepared with the assumption that users of the interim financial information have read or have access to the audited consolidated financial statements for the preceding fiscal year. Accordingly, these statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10‑K for the year ended December 31, 2019, filed with the U.S. Securities and Exchange Commission (“SEC”) on March 10, 2020.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures. On an ongoing basis, management evaluates its estimates including, but not limited to, those related to revenue recognition, equity securities, operating lease right-of-use assets and liabilities, legal contingencies, royalty receivables, contingent considerations under royalty purchase agreements,  revenue recognized under units-of-revenue method, income taxes and stock-based compensation. The Company bases its estimates on historical experience and on various other market-specific and other relevant assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

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

The worldwide spread of the COVID-19 pandemic is expected to result in a global slowdown of economic activity which is likely to result in delays or terminations of clinical trials underlying our royalty purchase agreements. Estimates and assumptions about future events and their effects cannot be determined with certainty and therefore require the exercise of judgment. These estimates may change, as new events occur and additional information is obtained, and are recognized in the condensed consolidated financial statements as soon as they become known. Actual results could differ from those estimates and any such differences may be material to the Company’s financial statements.

Revenue Recognition

The Company recognizes revenue from all contracts with customers according to Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers ("ASC 606"), except for contracts that are within the scope of other standards, such as leases, insurance, collaboration arrangements and financial instruments. The Company recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the Company expects to receive in exchange for those goods or services.

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

Equity Securities

The Company received shares of common stock from Rezolute, Inc. (“Rezolute”) (Note 4). Equity investments in Rezolute are classified in the condensed consolidated balance sheets as equity securities. The equity securities are measured at fair value, with changes in fair value recorded in the other (expense) income, net line item of the condensed consolidated statement of operations and comprehensive (loss) income at each reporting period. The Company remeasures its equity investments at each reporting period until such time that the investment is sold or disposed of. If the Company sells an investment, any realized gains and losses on the sale of the securities will be recognized in the condensed consolidated statement of operations and comprehensive (loss) income in the period of sale.

Purchase of Rights to Future Milestones and Royalties

The Company has purchased rights to receive a portion of certain future developmental, regulatory and commercial sales milestones, royalties and option fees on sales of products currently in clinical development. The Company acquired such rights from various entities and recorded the amount paid for these rights as long-term royalty receivables (Note 5). In addition, the Company may be obligated to make contingent payments related to certain product development milestones, fees upon exercise of options related to future license products and sales-based milestones. The contingent payments are evaluated whether they are freestanding instruments or embedded derivatives. If freestanding instruments, the contingent payments are measured at fair value at the inception of the arrangement, subject to remeasurement to fair value each reporting period. Any changes in the estimated fair value is recorded in the condensed consolidated statement of operations and comprehensive (loss) income.

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

The Company reviews any impairment indicators and changes in expected recoverability of the long-term royalty receivable asset regularly. If expected future cash flows discounted to the current period are less than the carrying value of the asset, the Company will record impairment. The impairment will be recognized by reducing the financial asset to an amount that represents the present value of the most recent estimate of cash flows. No impairment indicators were identified and no impairment was recorded as of March 31, 2020 and December 31, 2019.

Leases

The Company entered into a lease agreement for its corporate headquarters in Emeryville, California and under its legacy business held leases for office and laboratory facilities in Berkeley, California. In connection with a series of restructuring events in 2017 and 2018, the Company completely vacated its leased facilities in Berkeley, California and subleased the space in the vacated buildings. In December 2019, the Company terminated its legacy operating leases in Berkeley, California and was fully released from any further payment obligations. As a result of the lease terminations the Company was also released from all financial obligations under its sublease agreements.  The Company continues to lease its headquarters office space in Emeryville, California.

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

Rent expense for operating leases is recognized on a straight-line basis, unless the right-of-use asset has been impaired, over the reasonably assured lease term based on the total lease payments and is included in operating expenses in the condensed consolidated statements of operations and comprehensive (loss) income.

For operating leases that reflect impairment, the Company will recognize the amortization of the right-of-use asset on a straight-line basis over the remaining lease term with rent expense still included in operating expenses in the condensed consolidated statements of operations and comprehensive (loss) income.

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

Prior Period Reclassifications

Within the condensed consolidated statement of cash flows, the Company separately presented the non-cash lease expense and changes in operating lease liabilities for the prior period to conform with current period presentation.

Net (Loss) Income per Share Attributable to Common Stockholders

Basic net (loss) income per share attributable to common stockholders is based on the weighted average number of shares of common stock outstanding during the period. Net loss attributable to common stockholders consists of net loss, as adjusted for any convertible preferred stock deemed dividends related to beneficial conversion features on this instrument at issuance. During periods of income, the Company allocates participating securities a proportional share of net income, after deduction of any deemed dividends on preferred stock, determined by dividing total weighted average participating securities by the sum of the total weighted average number of common stock and participating securities (the “two-class method”). The Company’s convertible preferred stock participates in any dividends declared by the Company on its common stock and are therefore considered to be participating securities. For the three months ended March 31, 2020 and 2019, the Company did not declare any dividends.

During periods of loss, the Company allocates no loss to participating securities because they have no contractual obligation to share in the losses of the Company. Diluted net (loss) income per share attributable to common stockholders is based on the weighted average number of shares outstanding during the period, adjusted to include the assumed conversion of preferred stock, and the exercise of certain stock options, RSUs, and warrants for common stock. The calculation of diluted (loss) income per share attributable to common stockholders requires that, to the extent the average market price of the underlying shares for the reporting period exceeds the exercise price of any outstanding options, RSUs or warrants and the presumed exercise of such securities are dilutive to earnings (loss) per share attributable to common stockholders for the period. Adjustments to the denominator are required to reflect the related dilutive shares.

Trade and other receivables, net

Trade and other receivables, net consist mainly of credit extended to the Company's customers in the normal course of business and are reported net of an allowance for doubtful accounts. Trade and other receivables are recorded upon triggering events specified in the agreement. Trade receivables under ASC 606 are recorded separately from contract assets when only the passage of time is required before consideration is due. The Company reviews its customer accounts on a periodic basis and records bad debt expense for specific amounts the Company evaluates as uncollectible. Past due status is determined based upon contractual terms. Amounts are written off at the point when collection attempts have been exhausted. Management estimates uncollectible amounts considering such factors as current economic conditions and historic and anticipated customer performance. This estimate can fluctuate due to changes in economic, industry, or specific customer conditions that may require adjustment to the allowance recorded by the Company. Management has included amounts believed to be uncollectible in the allowance for doubtful accounts. Any increases to allowance for doubtful accounts are charged to operating expenses. The Company recorded $1.4 million in allowance for doubtful accounts for the three months ended March 31, 2020 related to Rezolute’s license agreement (Note 4).

The following table shows the activity in the allowance for doubtful accounts from continuing operations for the three months ended March 31, 2020 (in thousands):

Three Months Ended March 31,
2020
Beginning balance	$—
Charged to operating expenses	1,409
Ending balance	$1,409

Concentration of Risk

Cash and receivables are financial instruments which potentially subject the Company to concentrations of credit risk, as well as liquidity risk.

The Company monitors the creditworthiness of its customers to which it grants credit terms in the normal course of business but does not generally require collateral on receivables. For the three months ended March 31, 2020, two partners represented 62% and 38% of total revenues. For the three months ended March 31, 2019, one partner represented 99% of total revenues. As of March 31, 2020, two partners represented 62% and 38% of the trade receivables, net balance. As of December 31, 2019, one partner represented 100% of the trade receivables, net balance.

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

Accounting Pronouncements Recently Adopted

In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018‑13, Fair Value Measurement (Topic 820) (“ASU 2018-13”), which modifies, removes and adds certain disclosure requirements on fair value measurements based on the FASB Concepts Statement, Conceptual Framework for Financial Reporting—Chapter 8: Notes to Financial Statements. The ASU is effective for the Company’s interim and annual reporting periods during the year ending December 31, 2020, and all annual and interim reporting period thereafter. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. Early adoption is permitted upon issuance of ASU 2018‑13. An entity is permitted to early adopt any removed or modified disclosures upon issuance of ASU 2018‑13 and delay adoption of the additional disclosures until their effective date. The Company early adopted the guidance related to removal of disclosures upon issuance of this ASU and adopted the deferred provisions as permitted under the ASU in the first quarter of 2020. The adoption of ASU 2018-13 did not have a material impact on the Company’s condensed consolidated financial statements.

In November 2018, the FASB issued ASU 2018‑18, Collaborative Arrangements (Topic 808) “Clarifying the Interaction between Topic 808 and Topic 606,” which requires transactions in collaborative arrangements to be accounted for under ASC 606 if the counterparty is a customer for a good or service that is a distinct unit of account. The new standard also precludes an entity from presenting consideration from transactions with a collaborator that is not a customer together with revenue recognized from contracts with customers. The ASU is effective for the Company’s interim and annual reporting periods during the year ending December 31, 2020, and all annual and interim reporting period thereafter. Early adoption is permitted, but no earlier than an entity’s adoption date of Topic 606. This ASU requires retrospective adoption to the date the Company adopted ASC 606, January 1, 2018, by recognizing a cumulative-effect adjustment to the opening balance of retained earnings of the earliest annual period presented. The Company may elect to apply the ASU retrospectively either to all contracts or only to contracts that are not completed at the date it initially applied ASC 606. The Company adopted ASU 2018-18 as of January 1, 2020. The adoption of ASU 2018-18 did not have a material impact on the Company’s condensed consolidated financial statements.

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016‑13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016‑13 replaced the incurred loss impairment methodology under current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. ASU 2016‑13 requires use of a forward-looking expected credit loss model for accounts receivables, loans, and other financial instruments. Adoption of the standard requires using a modified retrospective approach through a cumulative-effect adjustment to retained earnings as of the effective date to align existing credit loss methodology with the new standard. Subsequent to issuing ASU 2016‑13, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments – Credit Losses, or ASU 2018-19, for the purpose of clarifying certain aspects of ASU 2016‑13. In May 2019, the FASB issued ASU 2019-05, Financial Instruments – Credit Losses (Topic 326): Targeted Transition Relief, or ASU 2019-05, to provide entities with more flexibility in applying the fair value option on adoption of the credit impairment standard. ASU 2018-19 and ASU 2019-05 have the same effective date and transition requirements as ASU 2016-13. ASU 2016-13 will be effective for all entities except public companies that are not smaller reporting companies for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, using a modified retrospective approach. Early adoption is permitted. The Company plans to adopt ASU 2016‑13 and related updates as of January 1, 2023. The Company is currently evaluating the impact of adopting this new accounting guidance on its condensed consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The amendments in ASU 2019-12 are intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. ASU 2019-12 is effective for the Company beginning January 1, 2021 with early adoption permitted. The Company is evaluating the impact of adopting this new accounting guidance on its condensed consolidated financial statements.

3. Condensed Consolidated Financial Statements Details

Equity Securities

As of March 31, 2020 and December 31, 2019, equity securities consisted of an investment in Rezolute’s common stock of $0.4 million and $0.7 million, respectively (Note 4). During the three months ended March 31, 2020 and 2019, the Company recognized a loss of $0.3 million and a gain of $0.7 million, respectively, in the other (expense) income, net line item of the condensed consolidated statements of operations and comprehensive (loss) income due to the change in fair value of its investment in Rezolute’s common stock.

Accrued and Other Liabilities

Accrued and other liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2020	2019
Accrued legal and accounting fees	$398	$256
Accrued payroll and other benefits	131	231
Interest payable	62	69
Accrued incentive compensation	55	332
Other	63	57
Total	$709	$945

Net (Loss) Income Per Share Attributable to Common Stockholders

The following is a reconciliation of the numerator (net income or loss) and the denominator (number of shares) used in the calculation of basic and diluted net (loss) income per share attributable to common stockholders (in thousands, except per share amounts):

	Three Months Ended March 31,
	2020	2019
Numerator
Net (loss) income	$(4,758)	$3,233
Less: Allocation of undistributed earnings to participating securities	—	(1,352)
Net (loss) income available to common stockholders, basic	(4,758)	1,881
Add: Adjustments to undistributed earnings allocated to participating securities	—	54
Net (loss) income available to common stockholders, diluted	$(4,758)	$1,935

Denominator
Weighted average shares used in computing basic net (loss) income per share available to common stockholders	9,761	8,706
Effect of dilutive stock options	—	618
Weighted average shares used in computing diluted net (loss) income per share available to common stockholders	9,761	9,324
Basic net (loss) income per share of common stock	$(0.49)	$0.22
Diluted net (loss) income per share of common stock	$(0.49)	$0.21

Potentially dilutive securities are excluded from the calculation of diluted net (loss) income per share available to common stockholders if their inclusion is anti-dilutive.

The following table shows the weighted-average outstanding securities considered anti-dilutive and therefore excluded from the computation of diluted net (loss) income per share attributable to common stockholders (in thousands):

	Three Months Ended March 31,
	2020	2019
Convertible preferred stock	6,256	—
Common stock options and RSUs	532	830
Warrants for common stock	15	25
Total	6,803	855

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

The Company concluded that the development and regulatory milestone payments are solely dependent on Novartis’ performance and achievement of specified events. The Company determined that it is not probable that a significant cumulative revenue reversal will not occur in future periods for these future payments. Therefore, the development and regulatory milestones are fully constrained and excluded from the transaction price as of March 31, 2020. Any consideration related to commercial milestones (including royalties) will be recognized when the related sales occur as they were determined to relate predominantly to the licenses granted to Novartis and therefore, have also been excluded from the transaction price. At the end of each reporting period, the Company will update its assessment of whether an estimate of variable consideration is constrained and update the estimated transaction price accordingly.

As of March 31, 2020 and December 31, 2019, there were no contract assets or contract liabilities related to this arrangement. None of the costs to obtain or fulfill the contract were capitalized. No revenue was recognized for the three months ended March 31, 2020 and 2019.

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

During the year ended December 31, 2017, Novartis International achieved a clinical development milestone pursuant to the License Agreement, and as a result, the Company earned a $10.0 million milestone payment which was recognized as license fees in the consolidated statement of operations and comprehensive (loss) income. The Company is eligible to receive up to a total of $470.0 million in development, regulatory and commercial milestones under the anti-TGFB antibody agreement.

The Company concluded that the development and regulatory milestone payments are solely dependent on Novartis’ performance and achievement of the specified events. The Company determined that it is not probable that a significant cumulative revenue reversal will not occur in future periods for these future payments. Therefore, the remaining development and regulatory milestones are fully constrained and excluded from the transaction price as of March 31, 2020. Any consideration related to commercial milestones (including royalties) will be recognized when the related sales occur as they were determined to relate predominantly to the licenses granted to Novartis and therefore, have also been excluded from the transaction price. At the end of each reporting period, the Company will update its assessment of whether an estimate of variable consideration is constrained and update the estimated transaction price accordingly.

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

As of March 31, 2020 and December 31, 2019, there were no contract assets or contract liabilities related to this arrangement. None of the costs to obtain or fulfill the contract were capitalized. No revenue was recognized for the three months ended March 31, 2020 and 2019.

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

On April 3, 2018, the Company determined that the transaction price under the arrangement was $1.8 million, which consisted of the 8,093,010 shares of Rezolute’s common stock valued at $1.0 million, $0.5 million in cash, and reimbursable technology transfer expenses of $0.3 million. During the year ended December 31, 2018, the Company recognized the entire transaction price of $1.8 million as revenue upon completion of the delivery of the licenses and related materials, product data/filing, process and know-how. The change in fair value of Rezolute’s common stock after the contract inception date was due to the form of the consideration and therefore, not included in the transaction price pursuant to the accounting guidance. The Company accounts for the change in the fair value of its investment in Rezolute’s common stock in the other (expense) income, net line item of the condensed consolidated statement of operations and comprehensive (loss) income.

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

Rezolute License Agreement - Third Amendment

On March 31, 2020, the Company and Rezolute further amended the license agreement to extend the payment schedule for the remaining $2.6 million in Future Cash Payments. The amendment to the payment terms was in response to Rezolute’s need to preserve cash as a result of the COVID-19 pandemic and was agreed to by the Company. The extended payment schedule did not impact the total amount due, but instead, spread the $2.6 million into seven quarterly payments to be paid through September 30, 2021. The amended license agreement requires that in the event Rezolute completes a Qualified Financing at any time between March 31, 2020 and the date of the final payment, Rezolute shall pay all amounts outstanding within fifteen days following the closing of the Qualified Financing.

In the first quarter of 2020, the Company received the scheduled $0.4 million Future Cash Payment from Rezolute. The Company evaluated Rezolute’s cash position as of March 31, 2020, including the estimated impact of the COVID-19 pandemic, and determined payments scheduled beyond September 30, 2020 were unlikely to be collected unless Rezolute is able to obtain additional funding, which had not occurred as of March 31, 2020. Therefore, for the three months ended March 31, 2020, the Company recorded $1.4 million in bad debt expense related to the Future Cash Payments and as of March 31, 2020, the Company has an outstanding receivable of $0.8 million.

As of March 31, 2020 and December 31, 2019, there were no contract assets or contract liabilities related to this arrangement. None of the costs to obtain or fulfill the contract were capitalized. No revenue was recognized for the three months ended March 31, 2020.

The Company reassessed the development and regulatory milestones and concluded that such variable consideration is fully constrained and excluded from the transaction price as of March 31, 2020 and December 31, 2019.

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

The Company concluded that the new agreement should be accounted for separately from any prior arrangements with Janssen and that the license grant is the only performance obligation under the new agreement. The Company recognized the entire one-time payment of $2.5 million as revenue in the condensed consolidated statement of comprehensive (loss) income for the year ended December 31, 2019 as it had completed its performance obligation.

The Company concluded that the development and regulatory milestone payments are solely dependent on Janssen’s performance and achievement of specified events and thus it is not probable that a significant cumulative revenue reversal will not occur in future periods for these future payments. Therefore, the development and regulatory milestones are fully constrained and excluded from the transaction price as of March 31, 2020. Any consideration related to royalties will be recognized when the related sales occur as they were determined to relate predominantly to the license granted to Janssen and therefore, have also been excluded from the transaction price. At the end of each reporting period, the Company will update its assessment of whether an estimate of variable consideration is constrained and update the estimated transaction price accordingly.

As of March 31, 2020, there were no contract assets or contract liabilities related to this arrangement. None of the costs to obtain or fulfill the contract were capitalized. No revenue was recognized for the three months ended March 31, 2020.

Zydus

On March 3, 2020, the Company and Cadila Healthcare Limited (“Zydus”) entered into a license agreement (the “Zydus Agreement”) under which the Company granted Zydus an exclusive royalty-bearing license to the Company’s anti-interleukin-2 (“IL-2”) monoclonal antibody, including mAb19, for Zydus to develop and commercialize drug candidates in India, Brazil, Mexico and certain other emerging markets.  The Company retains rights in all other territories, subject to a Zydus right of first negotiation. Under the terms of the Zydus Agreement, Zydus is responsible for the development and commercialization of IL-2 based immune-oncology drug candidates. XOMA is entitled to receive up to $0.5 million development and regulatory milestone payments, up to $23.5 million commercial milestone payments, and mid-single digit to low teens royalties from Zydus. The Company is also eligible to share out-licensing revenue received by Zydus should Zydus (sub)license to third parties, which are tiered based on clinical trial stage and range from a low to mid double-digit percentage rate. Unless terminated earlier, the License Agreement will remain in effect, on a product-by-product basis, until all payment obligations end. The Zydus Agreement contains customary termination rights relating to material breach by either party. Zydus also has a unilateral right to terminate the agreement upon required written notice in advance.

The Company concluded that there is one performance obligation, and it had not completed its performance obligation as of March 31, 2020. The development and regulatory milestone payments are solely dependent on Zydus’ performance and achievement of the specified events. The Company determined that it is not probable that a significant cumulative revenue reversal will not occur in future periods for these future payments. Therefore, the development and regulatory milestones are fully constrained and excluded from the transaction price as of March 31, 2020. Any consideration related to commercial milestones (including royalties) will be recognized when the related sales occur as they were determined to relate predominantly to the license granted to Zydus and therefore, have also been excluded from the transaction price. Out-licensing revenue sharing will be recognized if and when Zydus receives or earns its out-licensing revenue. At the end of each reporting period, the Company will update its assessment of whether an estimate of variable consideration is constrained and update the estimated transaction price accordingly.

As of March 31, 2020, there were no contract assets or contract liabilities related to this arrangement. None of the costs to obtain or fulfill the contract were capitalized. No revenue was recognized for the three months ended March 31, 2020.

NIAID

Prior to the sale of the Company’s biodefense business, the Company performed services under a $64.8 million multiple-year contract funded with federal funds from NIAID (Contract No. HHSN272200800028C), for development of anti-botulinum antibody product candidates. The contract work was being performed on a cost-plus fixed fee basis over a three-year period. The Company recognized revenue under the arrangement as the services were performed on a proportional performance basis. Consistent with the Company’s other contracts with the U.S. government, invoices were provisional until finalized. The Company operated under provisional rates from 2010 through 2014, subject to adjustment based on actual rates upon agreement with the government. In 2014, upon completion of NIAID’s review of hours and external expenses, XOMA agreed to exclude certain hours and external expenses resulting in a $0.4 million receivable and $0.8 million deferred revenue balances. In October of 2019, NIH, which includes NIAID, notified the Company that it engaged KPMG to perform an audit of the Company’s incurred cost submissions for 2013, 2014 and 2015. This audit is not complete and may result in an adjustment to revenue previously reported which potentially could be material. As of December 31, 2017, the Company wrote off the $0.4 million receivable from NIAID as the likelihood of collection was remote. The Company classified $0.8 million as contract liabilities on the condensed consolidated balance sheets as of March 31, 2020 and December 31, 2019.

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

The Company recognized $0.3 million and $0.1 million as revenue under units-of-revenue method under these arrangements during the three months ended March 31, 2020 and 2019, respectively.

As of March 31, 2020, the Company classified $1.3 million and $14.8 million as current and non-current unearned revenue recognized under units-of-revenue method, respectively. As of December 31, 2019, the current and non-current portion of the remaining unearned revenue recognized under units-of-revenue method was $1.1 million and $15.3 million, respectively.

5. Royalty Purchase Agreements

Royalty Purchase Agreement with Agenus, Inc.

On September 20, 2018, the Company entered into a Royalty Purchase Agreement (the “Agenus Royalty Purchase Agreement”) with Agenus, Inc., and certain affiliates (collectively, “Agenus”). Under the Agenus Royalty Purchase Agreement, the Company purchased from Agenus the right to receive 33% of the future royalties on six Incyte immuno-oncology assets, currently in development, due to Agenus from Incyte Europe Sarl (“Incyte”) (net of certain royalties payable by Agenus to a third party) and 10% of all future developmental, regulatory and commercial milestones related to these assets. However, the Company did not have a right to the expected near-term milestone associated with the entry of INCAGN2390 (anti-TIM‑3) into its Phase 1 clinical trial. The future royalties due to Agenus from Incyte are based on low-single to mid-teen digit percentage of applicable net sales.

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

Under the terms of the Royalty Purchase Agreement, the Company paid Agenus $15.0 million. The Company financed $7.5 million of the purchase price with a term loan under its Loan and Security Agreement with Silicon Valley Bank (“SVB”) (Note 8).

At the inception of the agreement, the Company recorded $15.0 million as long-term royalty receivables in the condensed consolidated balance sheets. The Company continues to asses that no payments are probable to be received under this agreement in the near term. Under the cost recovery method, the Company does not expect to recognize any income related to milestones and royalties received until the investment has been fully collected. No impairment indicators were identified, and no impairment was recorded as of March 31, 2020.

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

At the inception of the agreement, the Company recorded $0.4 million as long-term royalty receivables in its condensed consolidated balance sheet, including the estimated fair value of the Bioasis Contingent Consideration of $0.1 million. Future changes in the estimated fair value of the contingent consideration will be recognized in the other (expense) income, net line item of the condensed consolidated statement of operations and comprehensive (loss) income. As of March 31, 2020, there was no change in the fair value of the contingent consideration from its initial value and no amounts were paid during the three months ended March 31, 2020. The Company continues to assess that no payments are probable to be received under this agreement in the near term. Under the cost recovery method, the Company does not expect to recognize any income related to milestones and royalties received until the investment has been fully collected.  No impairment indicators were identified, and no impairment was recorded as of March 31, 2020.

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

Under the terms of the Aronora Royalty Purchase Agreement, the Company paid Aronora a $6.0 million upfront payment at the close of the transaction. The Company financed $3.0 million of the upfront payment with a term loan under its Loan and Security Agreement with SVB (Note 8). The Company was required to make a contingent future cash payment of $1.0 million for each of the three Bayer Products that were active on September 1, 2019 (up to a total of $3.0 million, the “Aronora Contingent Consideration”). Pursuant to the Aronora Royalty Purchase Agreement, if the Company receives $250.0 million in cumulative royalties on net sales per product, the Company will be required to pay associated tiered milestone payments to Aronora in an aggregate amount of up to $85.0 million per product (the “Royalty Milestones”). The Royalty Milestones are paid based upon various royalty tiers prior to reaching $250.0 million in cumulative royalties on net sales per product. Royalties per product in excess of $250.0 million are retained by the Company.

At the inception of the agreement, the Company recorded $9.0 million as long-term royalty receivables in its condensed consolidated balance sheet, including the estimated fair value of the Aronora Contingent Consideration of $3.0 million. In September 2019, the Company paid the $3.0 million contingent consideration to Aronora. As the Company receives royalties from Aronora for a product, the Company will recognize the liability for future Royalty Milestones for such product when probable and estimable. The Company continues to asses that no payments are probable to be received under this agreement in the near term. Under the cost recovery method, the Company does not expect to recognize any income related to milestones and royalties received until the investment has been fully collected. No impairment indicators were identified, and no impairment was recorded as of March 31, 2020.

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

Under the terms of the Palo Royalty Purchase Agreement, the Company paid Palo a $10.0 million payment at the close of the transaction which occurred simultaneously upon parties’ entrance in the Palo Royalty Purchase Agreement on September 26, 2019. The Company financed $5.0 million of the payment with a term loan under its Loan and Security Agreement with SVB (Note 8).

At the inception of the agreement, the Company recorded $10.0 million as long-term royalty receivables in its condensed consolidated balance sheet. The Company continues to asses that no payments are probable to be received under this agreement in the near term. Under the cost recovery method, the Company does not expect to recognize any income related to royalties received until the investment has been fully collected. No impairment indicators were identified, and no impairment was recorded as of March 31, 2020.

There was no change in the acquired royalty rights during the three months ended March 31, 2020.

6. Fair Value Measurements

The Company records its financial assets and liabilities at fair value. The carrying amounts of certain of the Company’s financial instruments, including cash, trade receivables, net and accounts payable, approximate their fair value due to their short maturities. Fair value is defined as the exchange price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The accounting guidance for fair value establishes a framework for measuring fair value and a fair value hierarchy that prioritizes the inputs used in valuation techniques. The accounting standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value, which are the following:

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

The following tables set forth the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as follows (in thousands):

	Fair Value Measurements at March 31, 2020 Using
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Equity securities	$—	$—	$408	$408
Liabilities:
Contingent consideration	$—	$—	$75	$75

	Fair Value Measurements at December 31, 2019 Using
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Equity securities	$	$	$681	$681
Liabilities:
Contingent consideration	$—	$—	$75	$75

During the three-month period ended March 31, 2020, there were no transfers between Level 1, Level 2, or Level 3 assets reported at fair value on a recurring basis.

Equity Securities

The following table provides a summary of changes in the estimated fair value of the Company’s Level 3 financial assets for the three months ended March 31, 2020 (in thousands):

Balance at December 31, 2019	$681
Change in fair value	(273)
Balance at March 31, 2020	$408

The equity securities consisted of an investment in Rezolute’s common stock and are classified as long-term assets on the condensed consolidated balance sheets as of March 31, 2020 and December 31, 2019. The equity securities are revalued each reporting period with changes in fair value recorded in the other (expense) income, net line item of the condensed consolidated statements of operations and comprehensive (loss) income.

As of March 31, 2020, the Company and its valuation specialist valued the equity securities using the closing price for Rezolute’s common stock traded on the over-the-counter exchange and adjusted for an illiquidity discount. The inputs used to calculate the illiquidity discount are based on observable and unobservable estimates and judgments and therefore is classified as a Level 3 fair value measurement. As the Company has the right and option to sell up to 5,000,000 shares of Rezolute’s common stock back to Rezolute after December 31, 2019 (Note 4), the fair value of the equity securities was determined by dividing the total shares of Rezolute’s common stock held by the Company into two tranches based on the estimated time to a potential liquidity event.

The estimated fair value of the equity securities was calculated based on the following assumptions as of March 31, 2020 and December 31, 2019:

	March 31,	December 31,
	2020	2019
Closing common stock price on the Over-the-counter (OTC) exchange	$0.07	$0.12

Tranche 1:
Discount for lack of marketability	14%	13%
Estimated time to liquidity of shares	0.25 year	0.25 year

Tranche 2:
Discount for lack of marketability	35%	33%
Estimated time to liquidity of shares	1.5 years	1.5 years

Changes in any of the assumptions related to the unobservable inputs identified above may change the fair value of the equity securities.

Contingent Consideration

The estimated fair value of the contingent consideration liability at the inception of the Bioasis Royalty Purchase Agreement represents the future consideration that is contingent upon the achievement of specified development milestones for a product candidate. The fair value measurement is based on significant Level 3 inputs such as anticipated timelines and probability of achieving development milestones of each licensed product candidate. Changes in the fair value of the liability for contingent consideration will be recorded in the other (expense) income, net line item of the condensed consolidated statements of operations and comprehensive (loss) income until settlement. As of March 31, 2020, there were no changes in the estimated fair value of the contingent consideration from its initial value of $0.1 million.

Debt

The estimated fair value of the Company’s outstanding debt is estimated using the net present value of the payments, discounted at an interest rate that is consistent with market interest rates, which is a Level 2 input. The carrying amount and the estimated fair value of the Company’s outstanding long-term debt at March 31, 2020 and December 31, 2019, are as follows (in thousands):

	March 31, 2020		December 31, 2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
SVB Loans	$15,628	$15,303	$16,374	$16,048
Novartis note	15,903	15,536	15,903	15,713
Total	$31,531	$30,839	$32,277	$31,761

7. Lease Agreements

The Company leases one facility in Emeryville, California under an operating lease that expires in February 2023. The Emeryville lease contains an option to early terminate the lease by notifying the landlord on or before February 1, 2020, which expired unexercised. The lease also contains an option to extend the lease for an additional term, however, the Company is not reasonably certain to exercise this option.

The Company also previously leased two facilities in Berkeley, California under operating leases that had remaining lease terms until 2021 and 2023. On December 18, 2019, the Company entered into a Lease Termination Agreement (“the Lease Termination”) with each of the 7th Street Properties II (“7th Street LP”) and 7th Street Property General Partnership (“7th Street GP”) to early terminate the Company’s two operating leases in Berkeley, California. As a result of the lease terminations the Company was also released from all financial obligations under its sublease agreements.  The Company agreed to pay an early termination fee of $1.6 million in total and recognized a loss on lease termination of $0.4 million for the year ended December 31, 2019, which was included in other (expense) income, net in the consolidated statements of operations and comprehensive (loss) income.

The following table summarizes maturity of the Company’s operating lease liabilities as of March 31, 2020 (in thousands):

Operating
Undiscounted lease payments	Leases
2020 (excluding three months ended March 31, 2020)	$142
2021	196
2022	202
2023	35
Thereafter	—
Total undiscounted lease payments	575
Present value adjustment	(43)
Total net lease liabilities	$532

Rent expense recognized for operating leases was $44,000 and $0.6 million for the three months ended March 31, 2020 and 2019, respectively. Under the terms of the lease agreements, the Company is also responsible for certain variable lease payments that are not included in the measurement of the lease liability. Variable lease payments for operating leases were $2,000 and $0.6 million for the three months ended March 31, 2020 and 2019, respectively, including non-lease components such as common area maintenance fees.

The following information represents supplemental disclosure for the statement of cash flows related to operating leases (in thousands):

	March 31,	March 31,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows under operating leases	$46	$649

The present value assumptions used in calculating the present value of the lease payments as of March 31, 2020 and December 31, 2019 were as follows:

	March 31,	December 31,
	2020	2019
Weighted-average remaining lease term
Operating leases	2.92 years	3.17 years
Weighted-average discount rate
Operating leases	5.51%	5.51%

Sublease Agreements

In December 2019, the Company’s rights and obligations under its sublease arrangements transferred to 7th Street LP and 7th Street GP, and the Company was released from all financial obligations under its sublease agreements. Upon termination, the Company recognized a loss on lease termination of $0.4 million in Other (expense) income.

For the three months ended March 31, 2019, the Company recognized $0.8 million of sublease income under these sublease agreements in Other (expense) income.  No sublease income was recognized for the three months ended March 31, 2020 due to the termination of the sublease agreements in 2019.

8. Long-Term Debt and Other Financings

Silicon Valley Bank Loan Agreement

On May 7, 2018 (the “Effective Date”), the Company executed a Loan and Security Agreement (the “Loan Agreement”) with SVB. Under the Loan Agreement, upon the Company’s request, SVB may make advances (each, a “Term Loan Advance”) available to the Company up to $20.0 million (the “Term Loan”). The available fund may be increased up to $40.0 million upon the Company’s request and approval by the bank subject to the Company’s compliance with certain internal and credit requirements. The Company was allowed to borrow advances under the Term Loan from the Effective Date until the earlier of March 31, 2019 or an event of default (the “Draw Period”). In March 2019, the Draw Period was extended from March 31, 2019 to March 31, 2020. As of March 31, 2020, the Loan Agreement has not been amended to extend the Draw Period further. Unless an event of default occurs, the period to draw may have been extended to March 31, 2020, if the Company received $20.0 million in gross cash proceeds from milestone/licensing payments by March 31, 2019. In the event of a default related to the Note Agreement with Novartis, SVB’s obligation to make any credit extensions to the Company under the Loan Agreement will immediately terminate. The interest rate will be calculated at a rate equal to the greater of (i) 4.75%, and (ii) 0.25% plus the prime rate as reported from time to time in The Wall Street Journal.

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

As of March 31, 2020, both warrants are outstanding. In addition, both warrants may be exercised on a cashless basis and are exercisable within 10 years from the date of issuance or upon the consummation of certain acquisitions of the Company.

In September 2018, the Company borrowed advances of $7.5 million under the Loan Agreement in connection with the Agenus Royalty Purchase Agreement (Note 5). The Company recorded a discount of $0.3 million against the debt, which is being amortized to interest expense over the term of the Term Loan Advance using the effective interest method.

During the year ended December 31, 2019, the Company borrowed advances totaling $9.5 million under the Loan Agreement in connection with the Aronora Royalty Purchase Agreement, Palo Royalty Purchase Agreement and payment of the Aronora Contingent Consideration (Note 5). The Company recorded a discount of $45,000 against the debt, which is being amortized to interest expense over the term of the Term Loan Advance using the effective interest method.

The Company recorded $0.2 million and $0.1 million of non-cash interest expense resulting from the amortization of the discount and accretion of the final payment for the three months ended March 31, 2020 and 2019, respectively.

As of March 31, 2020, the carrying value of the debt under the Loan Agreement was $15.6 million. Of this amount, $6.4 million is classified as current portion of long-term debt and $9.2 million is classified as long-term debt on the condensed consolidated balance sheet. As of December 31, 2019, the carrying value of the debt under the Loan Agreement was $16.4 million. Of this amount, $5.2 million was classified as current portion of long-term debt and $11.2 million was classified as long-term debt on the condensed consolidated balance sheet.

Novartis Note

In May 2005, the Company executed a secured note agreement (the “Note Agreement”) with Novartis, which was due and payable in full in June 2015. Under the Note Agreement, the Company borrowed semi-annually to fund up to 75% of the Company’s research and development and commercialization costs under its collaboration arrangement with Novartis, not to exceed $50.0 million in aggregate principal amount. Interest on the principal amount of the loan accrued at six-month LIBOR plus 2%, which was equal to 4.7% at March 31, 2020 is payable semi-annually in June and December of each year. Additionally, the interest rate resets in June and December of each year. At the Company’s election, the semi-annual interest payments could be added to the outstanding principal amount, in lieu of a cash payment, as long as the aggregate principal amount did not exceed $50.0 million. The Company made this election for all interest payments. Loans under the Note Agreement were secured by the Company’s interest in its collaboration with Novartis, including any payments owed to it thereunder.

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

As of March 31, 2020 and December 31, 2019, the outstanding principal balance under the Secured Note Amendment was $15.9 million, and was included in long-term debt in the accompanying condensed consolidated balance sheets.

Payments of Long-Term Debt

Aggregate future principal, final payment fees and discounts of the Company’s long-term debt as of March 31, 2020, are as follows (in thousands):

2020 (excluding three months ended March 31, 2020)	$4,868
2021	8,534
2022	21,798
Thereafter	—
Total payments	35,200
Less: interest, final payment fees, discount and issuance costs	(3,669)
Total payments, net of interest, final payment fees, discount and issuance costs	31,531
Less: current portion of long-term debt	(6,390)
Long-term debt	$25,141

Interest Expense

Amortization of debt issuance costs and discounts are included in interest expense. Interest expense in the condensed consolidated statements of operations and comprehensive (loss) income relates to the following debt instruments (in thousands):

	Three Months Ended March 31,
	2020	2019
SVB loan	$383	$242
Novartis note	158	186
Other	1	1
Total interest expense	$542	$429

9. Common Stock Warrants

As of March 31, 2020 and December 31, 2019, the following common stock warrants were outstanding:

			Exercise Price	March 31,	December 31,
Issuance Date	Expiration Date	Balance Sheet Classification	per Share	2020	2019
February 2015	February 2020	Stockholders’ equity	$66.20	—	9,063
February 2016	February 2021	Stockholders’ equity	$15.40	8,249	8,249
May 2018	May 2028	Stockholders’ equity	$23.69	6,332	6,332
March 2019	March 2029	Stockholders’ equity	$14.71	4,845	4,845
				19,426	28,489

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

Contingent Consideration

Pursuant to the Company’s royalty purchase agreement with Bioasis the Company has committed to pay the Bioasis Contingent Consideration. The Company recorded $0.1 million for the Bioasis Contingent Consideration which represents the estimated fair value of these potential future payments at the inception of the agreements. The contingent consideration is remeasured at fair value at each reporting period, with changes in fair value recorded in other (expense) income, net. As of March 31, 2020, there were no changes in the estimated fair value of the contingent consideration from its initial value. The liability for future Aronora Royalty Milestones will be recorded when the amounts by product are estimable and probable. As of March 31, 2020, none of these Aronora Royalty Milestones were assessed to be probable and as such, none was recorded on the condensed consolidated balance sheet.

11. Stock-based Compensation

The Company may grant qualified and non-qualified stock options, RSUs, common stock and other stock-based awards under various plans to directors, officers, employees and other individuals. Stock options are granted at exercise prices of not less than the fair market value of the Company’s common stock on the date of grant. Additionally, the Company has an Employee Stock Purchase Plan (“ESPP”) that allows employees to purchase Company shares at a purchase price equal to 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the last day of the offering period.

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

The fair value of the stock options granted during the three months ended March 31, 2020 and 2019, was estimated based on the following weighted average assumptions:

	Three Months Ended March 31,
	2020	2019
Dividend yield	0%	0%
Expected volatility	100%	103%
Risk-free interest rate	0.90%	2.55%
Expected term	5.57 years	5.60 years

Stock option activity for the three months ended March 31, 2020, was as follows:

		Weighted	Weighted	Aggregate
		Average	Average	Intrinsic
		Exercise	Contractual	Value
	Number of	Price	Term	(in
	shares	Per Share	(in years)	thousands)
Outstanding at beginning of year	1,839,623	$20.42	6.88	$26,829
Granted	138,800	21.28
Exercised	—	—
Forfeited, expired or cancelled	(17,011)	147.00
Outstanding at end of period	1,961,412	$19.39	6.92	$17,154
Exercisable at end of period	1,539,655	$19.74	6.31	$15,682

The aggregate intrinsic value of stock options exercised during the three months ended March 31, 2019 was $0.2 million. No options were exercised during the three months ended March 31, 2020.

The weighted-average grant-date fair value per share of the options granted during the three months ended March 31, 2020 and 2019 was $16.30 and $11.27, respectively.

As of March 31, 2020, $4.0 million of total unrecognized compensation expense related to stock options is expected to be recognized over a weighted average period of 1.99 years.

Performance-Based Stock Options

Stock-based compensation expense associated with the corporate performance-based stock options is recognized if the performance condition is considered probable of achievement using management’s best estimates. In 2017, the Company granted performance-based stock options with vesting criteria related to performance in 2017, 2018, and 2019. In 2019, the Company had 41,250 shares remaining related to outstanding performance-based stock options with a grant date fair value of $0.2 million that had vesting criteria based solely on the achievement of fiscal year 2019 corporate goals as set by the Compensation Committee of the Company’s Board of Directors. For the year ended December 31, 2019, the Company determined that all remaining performance criteria were achieved and therefore the related expense of $0.2 million was recognized for the year ended December 31, 2019. As of March 31, 2020, no performance-based stock options were outstanding and there was no unrecognized compensation costs related to these outstanding performance-based stock options.

Stock-based Compensation Expense

The following table shows total stock-based compensation expense for stock options, RSUs and ESPP in the condensed consolidated statements of operations and comprehensive (loss) income (in thousands):

	Three Months Ended March 31,
	2020	2019
Research and development	$—	$49
General and administrative	1,788	1,679
Total stock-based compensation expense	$1,788	$1,728

12. Capital Stock

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

The 2019 Rights Offering was fully backstopped by Biotechnology Value Fund, L.P. (“BVF”) pursuant to the terms of an Investment Agreement between the Company and BVF (the “Investment Agreement”).  In total, BVF purchased 845,463 shares of common stock and the Company will pay approximately $18,000 for BVF’s reasonable legal fees and expenses in connection with the Investment Agreement and the 2019 Rights Offering. One of the Company’s Directors, Matthew Perry, is the President of BVF. Each share of common stock has a stated value of $22.00 per share. As of December 31, 2019, BVF owned approximately 27.1% of the Company’s total outstanding shares of common stock, and if all of the Series X and Series Y convertible preferred shares were converted, BVF would own 55.6% of the Company’s total outstanding shares of common stock. Due to its significant equity ownership, BVF is considered a related party of the Company.

Preferred Stock

The Company sold directly to BVF 5,003 shares of Series X convertible preferred stock in 2017 and 1,252.772 shares of Series Y preferred stock in 2018. The Series X and Series Y convertible preferred stock have the following characteristics, which are set forth in Certificates of Designation of Preferences, Rights and Limitations filed with the Delaware Secretary of State.

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

2018 ATM Agreement

On December 18, 2018, the Company entered into an At The Market Issuance Sales Agreement (the “2018 ATM Agreement”) with H.C. Wainwright & Co., LLC (“HCW”), under which the Company may offer and sell from time to time at its sole discretion shares of its common stock through HCW as its sales agent, in an aggregate amount not to exceed $30.0 million. HCW may sell the shares by any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 of the Securities Act, and will use its commercially reasonable efforts consistent with its normal trading and sales practices to sell the shares up to the amount specified. The Company will pay HCW a commission of up to 3% of the gross proceeds of any shares of common stock sold under the 2018 ATM Agreement. No shares have been sold under the 2018 ATM Agreement since the agreement was executed.

13. Income Taxes

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (“CARES”) Act was enacted and signed into law. The CARES Act includes a number of income tax changes, including, but not limited to (1) permitting NOL carrybacks to offset 100% of taxable income for taxable years beginning before 2021, (2) accelerating AMT tax refunds, (3) temporarily increasing the allowable business interest deduction from 30% to 50% of adjusted taxable income, and (4) providing a technical correction for depreciation as relates to qualified improvement property.

The Company recorded an income tax benefit of $1.5 million for the first quarter ended March 31, 2020 as a result of the CARES Act, which was enacted on March 27, 2020. The CARES Act permits the Company to carry back losses from 2018 to offset its income in 2017 resulting in an income tax receivable. The Company continues to maintain a full valuation allowance against its remaining net deferred tax assets.

The Company has a total of $5.5 million of gross unrecognized tax benefits, none of which would affect the effective tax rate upon realization. The Company currently has a full valuation allowance against its U.S. net deferred tax assets, which would impact the timing of the effective tax rate benefit should any of these uncertain tax positions be favorably settled in the future.

The Company does not expect its unrecognized tax benefits to change significantly over the next twelve months. The Company will recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. Through March 31, 2020, the Company has not accrued interest or penalties related to uncertain tax positions.

14. Subsequent Event

In February 2020, BVF elected to increase the beneficial ownership limitation of the Series Y preferred stock to 50%, which became effective on April 11, 2020. On April 15, 2020, BVF converted all of their shares of Series Y preferred stock into common stock. Immediately following the conversion, BVF owned approximately 36.6% of the Company’s total outstanding shares of common stock.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This Quarterly Report on Form 10‑Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and the Private Securities Litigation Reform Act of 1995, which are subject to the “safe harbor” created by those sections. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to them. In some cases you can identify forward-looking statements by words such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential,” “intend” and similar expressions intended to identify forward-looking statements. Examples of these statements include, but are not limited to, statements regarding: our future operating expenses, our future losses, the success of our strategy as a royalty aggregator, extent to which our issued and pending patents may protect our products and technology, the potential of our existing product candidates to lead to the development of commercial products, our ability to receive potential milestone or royalty payments under license and collaboration agreements and the timing of receipt of those payments, and the impact of the recent and evolving COVID-19 pandemic. These statements are based on assumptions that may not prove accurate. Actual results could differ materially from those anticipated due to certain risks inherent in the biotechnology industry and for our licensees engaged in the development of new products in a regulated market. Among other things: our product candidates subject to our out-license agreements are still being developed, and our licensees’ may require substantial funds to continue development which may not be available; we may not be successful in entering into out-license agreements for our product candidates; if our therapeutic product candidates do not receive regulatory approval, our third-party licensees will not be able to manufacture and market them; products or technologies of other companies may render some or all of our product candidates noncompetitive or obsolete; we do not know whether there will be, or will continue to be, a viable market for the products in which we have an ownership or royalty interest; even once approved, a product may be subject to additional testing or significant marketing restrictions, its approval may be withdrawn or it may be voluntarily taken off the market; we and our licensees are subject to various state and federal healthcare related laws and regulations that may impact the commercialization of our product candidates and could subject us to significant fines and penalties; and certain of our technologies are in-licensed from third parties, so our capabilities using them are restricted and subject to additional risks. These and other risks, including those related to current economic and financial market conditions, are contained principally in Part II, Item 1A of this Quarterly Report on Form 10‑Q and our other filings with the SEC. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10‑Q. You should read this Quarterly Report on Form 10‑Q completely and with the understanding that our actual future results may be materially different from those we expect. Except as required by law, we assume no obligation to update these forward-looking statements, whether as a result of new information, future events or otherwise.

The following discussion and analysis should be read in conjunction with the unaudited financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10‑Q and with the audited consolidated financial statements and related notes thereto included as part of our Annual Report on Form 10‑K for the year ended December 31, 2019.

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

Recent Business Developments

COVID-19

The worldwide spread of the COVID-19 pandemic poses risks to our business as clinical trials industry-wide have slowed. Our business is dependent on the continued development and commercialization efforts of our licensees and our royalty agreement counterparties. We are monitoring our portfolio programs for potential delays in underlying research programs and elections of our partners to continue or cease development. Delays in clinical trials and underlying research programs may lead to delayed revenue from milestones from our licensees or, if certain research programs are discontinued, we may recognize impairment charges for our royalty receivables. COVID-19 may impact our underlying programs in a variety of ways which are unknown in length and scope at this time.

We amended our license agreement with Rezolute, Inc. (“Rezolute”) to extend payment schedule of the $2.6 million balance receivable from Rezolute. If Rezolute is unable to obtain additional financing due to COVID-19 related economic conditions, a portion of the receivable balance may not be collectible (see further discussion below).

Zydus

In March 3, 2020, we entered into a license agreement (the “Zydus Agreement”) with Cadila Healthcare Limited (“Zydus”) under which we granted Zydus an exclusive royalty-bearing license to our anti-interleukin-2 (“IL-2”) monoclonal antibody, including mAb19, for Zydus to develop and commercialize drug candidates in India, Brazil, Mexico and certain other emerging markets.  We retain rights in all other territories, subject to a Zydus right of first negotiation. Under the terms of the Zydus Agreement, Zydus is responsible for the development and commercialization of IL-2 based immune-oncology drug candidates. XOMA is entitled to receive up to $0.5 million development and regulatory milestone payments, up to $23.5 million commercial milestone payments, and mid-single digit to low teens royalties from Zydus. We are also eligible to share out-licensing revenue received by Zydus should Zydus (sub)license to third parties, which are tiered based on clinical trial stage and range from a low to mid double-digit percentage rate.

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

On March 31, 2020, we and Rezolute further amended the license agreement to extend the payment schedule for the remaining $2.6 million in Future Cash Payments. The amendment to the payment terms was in response to Rezolute’s need to preserve cash as a result of the COVID-19 pandemic and was agreed to by us. The revised payment schedule did not impact the total amount due, but instead, spread the $2.6 million into seven quarterly payments to be paid through September 30, 2021. The amended license agreement requires that in the event Rezolute completes a Qualified Financing at any time between March 31, 2020 and the date of the final payment, Rezolute shall pay all amounts outstanding within fifteen days following the closing of the Qualified Financing.

In the first quarter of 2020, we received the scheduled $0.4 million Future Cash Payment from Rezolute. We evaluated Rezolute’s cash position as of March 31, 2020, including the estimated impact of the COVID-19 pandemic, and determined payments scheduled beyond September 30, 2020 were unlikely to be collected unless Rezolute is able to obtain additional funding, which had not occurred as of March 31, 2020. Therefore, for the three months ended March 31, 2020, we recorded $1.4 million in bad debt expense related to the Future Cash Payments and as of March 31, 2020, we have an outstanding receivable of $0.8 million representing its current estimate of the Future Cash Payments expected to be received from Rezolute.

Critical Accounting Policies

Critical accounting policies are those that require significant judgment and/or estimates by management at the time that the financial statements are prepared such that materially different results might have been reported if other assumptions had been made. We consider certain accounting policies including, but not limited to, those related to revenue recognition, and stock-based compensation to be critical policies. Our significant accounting policies are included in “Part I - Item 1 – Condensed Consolidated Financial Statements - Note 2 – Basis of Presentation and Significant Accounting Policies.” Other than the adverse impact of the COVID-19 pandemic on our carrying value of receivables, there have been no significant changes in our critical accounting policies during the three months ended March 31, 2020, as compared with those previously disclosed in our Annual Report on Form 10‑K for the year ended December 31, 2019, filed with the SEC on March 10, 2020.

Results of Operations

Revenues

Total revenues for the three months ended March 31, 2020 and 2019, were as follows (in thousands):

	Three Months Ended
	March 31,
	2020	2019	Change
Revenue from contracts with customers	$500	$8,026	$(7,526)
Revenue recognized under units-of-revenue method	304	105	199
Total revenues	$804	$8,131	$(7,327)

Revenue from Contracts with Customers

Revenue from contracts with customers includes upfront fees, milestone payments and royalties related to the out-licensing of our product candidates and technologies. The $0.5 million of revenue recognized for the three months ended March 31, 2020 was related to a milestone event under our license agreement with Compugen. The decrease for the three months ended March 31, 2020, as compared to the same period in 2019, was primarily due to $8.0 million of license fee revenue recognized under our license agreement with Rezolute in the first quarter of 2019.

The generation of future revenues related to licenses, milestones, and royalties is dependent on the achievement of milestones or product sales by our existing licensees. Due to the anticipated impact of COVID-19 on clinical trial activities of our licensees, potential milestone payments may be delayed.

Revenue recognized under units-of-revenue method

Revenues recognized under the units-of-revenue method include the amortization of unearned revenue of $0.3 million and $0.1 million for the three months ended March 31, 2020 and 2019, respectively, from the sale of royalty interests to HealthCare Royalty Partners II, L.P (“HCRP”). These are recognized based on the sales of products underlying the agreements with HCRP.

Research and Development Expenses

Research and development (“R&D”) expenses were $0.1 million for the three months ended March 31, 2020, compared with $0.3 million for the same period in 2019. The decrease of $0.2 million for the three months ended March 31, 2020, compared to the same period of 2019, was due to a $0.2 million decrease in salary and related expenses.

We expect our R&D spending during the remainder of 2020 to be lower than 2019 levels.

General and Administrative Expenses

General and administrative (“G&A”) expenses include salaries and related personnel costs, professional fees, and facilities costs. G&A expenses were $6.4 million for the three months ended March 31, 2020, compared with $5.9 million for the same period in 2019. The increase of $0.5 million for the three months ended March 31, 2020, as compared to the same period of 2019, was primarily due to $1.4 million recognized in bad debt expense and an increase of $0.3 million in professional fees, partially offset by a decrease of $1.2 million in facilities costs due to the early termination of our legacy leases in Berkeley, California in December 2019.

We expect to continue recognizing savings in facilities costs related to our legacy leases throughout the remainder of 2020, and in light of recent developments of COVID-19, we are evaluating the reduction of certain discretionary costs for the remainder of 2020. We do not anticipate any reduction to headcount, but we do expect to recognize a slight decrease in salaries and related personnel costs due to the termination of our Chief Business Officer in August of 2019. Finally, we expect to continue to actively evaluate potential acquisitions of milestone and royalty rights, which may result in an increase in related professional fees.

Other (Expense) Income

Interest Expense

Amortization of debt issuance costs and discounts are included in interest expense. Interest expense is shown below for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
	2020	2019	Change
SVB loan	$383	$242	141
Novartis note	158	186	(28)
Other	1	1	—
Total interest expense	$542	$429	$113

The increase in interest expense compared with 2019 is primarily due to the outstanding loan balance with SVB. We expect our interest expense to increase for the remainder of 2020 related to the outstanding SVB loan balance and to increase further if we choose to access additional funds.

Other (Expense) Income, Net

The following table shows the activity in other (expense) income, net for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended
	March 31,
	2020	2019	Change
Other (expense) income, net
Investment income	$147	$248	$(101)
Change in fair value of equity securities	(273)	715	(988)
Sublease income	—	753	(753)
Other	—	10	(10)
Total other (expense) income, net	$(126)	$1,726	$(1,852)

As a result of the early termination of our legacy leases in December 2019, we are no longer party to any subleases, resulting in a decrease in sublease income for the three months ended March 31, 2020 as compared with the same period of 2019.

We own equity securities consisting of shares of Rezolute’s common stock which are remeasured at fair value at each reporting period. For the three months ended March 31, 2020 and 2019, we remeasured the fair value of the equity securities and recognized a loss of $0.3 million and a gain of $0.7 million, respectively.

Provision for Income Taxes

We recorded an income tax benefit of $1.5 million for the quarter ended March 31, 2020 as a result of the CARES Act, which was enacted on March 27, 2020. The CARES Act permits us to carry back losses from 2018 to offset income in 2017 resulting in an income tax receivable. We continue to maintain a full valuation allowance against our remaining net deferred tax assets.

Liquidity and Capital Resources

The following table summarizes our cash, working capital and cash flow activities for each of the periods presented (in thousands):

	March 31,	December 31,
	2020	2019	Change
Cash	$53,312	$56,688	$(3,376)
Working capital	$46,232	$51,098	$(4,866)

	Three Months Ended March 31,
	2020	2019	Change
Net cash (used in) provided by operating activities	$(2,280)	$3,157	$(5,437)
Net cash used in investing activities	—	$(300)	300
Net cash used in financing activities	(1,096)	(201)	(895)
Net (decrease) increase in cash	$(3,376)	$2,656	$(6,032)

Cash (Used in) Provided by Operating Activities

Net cash used in operating activities for the three months ended March 31, 2020 of $2.3 million was primarily due to the $4.8 million net loss incurred, partially offset by stock-based compensation expense of $1.8 million. Compared to the same period in 2019, the net cash provided by operating activities of $3.2 million was primarily due to the $5.5 million cash receipts under the license and common stock purchase agreement with Rezolute in January 2019.

Cash Used in Investing Activities

No cash was provided by or used in investing activities for the three months ended March 31, 2020. Net cash used in investing activities for the three months ended March 31, 2019 was due to the purchase of milestone and royalty rights of $0.3 million in connection with the Bioasis Royalty Purchase Agreement executed in February 2019.

Cash Used in Financing Activities

Net cash used in financing activities for the three months ended March 31, 2020 of $1.1 million was primarily related to the $0.9 million in debt principal payments under the SVB loan agreements and $0.2 million payment of issuance costs related to the rights offering completed in 2019.

Net cash used in financing activities for the three months ended March 31, 2019 of $0.2 million was primarily due to payment of issuance costs related to the rights offering executed in 2018 and At The Market Issuance Sales Agreement (the “2018 ATM Agreement”), offset by proceeds received from the exercise of stock options.

Silicon Valley Bank Loan Agreement

Under our Loan Agreement with SVB, upon our request, SVB may make advances available to us up to $20.0 million. In March 2019, we and SVB amended the Loan Agreement to extend the draw period from March 31, 2019 to March 31, 2020. Our draw period lapsed on March 31, 2020 with no further extension. In connection with the amendment in March 2019, we issued a second warrant to SVB which is exercisable in whole or in part for up to an aggregate of 4,845 shares of common stock with an exercise price of $14.71 per share. The warrant may be exercised on a cashless basis and is exercisable within 10 years from the date of issuance or upon the consummation of certain acquisitions of XOMA. As of March 31, 2020, we had an outstanding principal balance of $15.6 million under the Loan Agreement, and $6.4 million was classified as current portion of long-term debt.

2018 ATM Agreement

On December 18, 2018, we entered into an At The Market Issuance Sales Agreement (the “2018 ATM Agreement”) with H.C. Wainwright & Co., LLC (“HCW”), under which we may offer and sell from time to time at our sole discretion shares of our common stock through HCW as our sales agent, in an aggregate amount not to exceed $30.0 million. HCW may sell the shares by any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 of the Securities Act, and will use its commercially reasonable efforts consistent with its normal trading and sales practices to sell the shares up to the amount specified. We are required to pay HCW a commission of up to 3% of the gross proceeds of any shares of common stock sold under the 2018 ATM Agreement. We have not sold any shares of common stock under the 2018 ATM Agreement.

***

We have incurred significant operating losses since our inception and have an accumulated deficit of $1.2 billion as of March 31, 2020. As of March 31, 2020, we had $53.3 million in cash, which we anticipate will enable us to maintain our operations for a period of at least 12 months following the filing date of this report.

We are taking steps to manage our resources by reducing and/or deferring certain discretionary expenditures to mitigate the adverse impact of the COVID-19 pandemic. Future impacts of COVID-19 may require further actions to improve our cash position, which may include reducing or delaying acquisitions of additional royalty and milestone rights or obtaining additional funds through debt arrangements, under the 2018 ATM Agreement, or other equity issuances. Our ability to raise additional capital in the equity and debt markets, should we choose to do so, is dependent on a number of factors, including, but not limited to, the market demand for our common stock, which itself is subject to a number of development and business risks and uncertainties, our creditworthiness and the uncertainty that we would be able to raise such additional capital at a price or on terms that are favorable to us. In addition, our ability to raise additional funds may be adversely impacted by deteriorating global economic conditions and the recent disruptions to and volatility in the credit and financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic.

Changes in Commitments and Contingencies

Our commitments and contingencies were reported in our Annual Report on Form 10‑K for the year ended December 31, 2019, as filed with the SEC. Except as noted below, there have been no material changes from the commitment and contingencies previously disclosed in our Annual Report on Form 10‑K for the year ended December 31, 2019.

Contingent Consideration

Pursuant to the Bioasis Royalty Purchase Agreement, we have committed to pay contingent consideration of up to $0.2 million to Bioasis as the licensed product candidates reach certain development milestones. We recorded the contingent consideration at $0.1 million, which represents the estimated fair value of potential future payments at the inception of the agreement.

The contingent consideration is remeasured at fair value at each reporting period, with changes in the fair value recorded in the other (expense) income, net line item of our condensed consolidated statement of operations and comprehensive (loss) income. As of March 31, 2020, there were no changes in the estimated fair value of the contingent consideration from its initial value.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Controls and Procedures

We have established disclosure controls and procedures, as defined in Rule 13a‑15(e) and 15d‑15(e) of the Exchange Act. Our Chief Executive Officer and our Chief Financial Officer have concluded, based on the evaluation of the effectiveness of our disclosure controls and procedures by our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, as of the end of the period covered by this report, that our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control

There have been no changes in our internal controls over financial reporting as defined in Rule 13a‑15(f) under the Exchange Act during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. While COVID-19 has resulted in our staff operating remotely, our established internal control structure is not impacted. As we continue to monitor and adapt to the changing environment due to COVID-19, we will continue to evaluate our internal controls over financial reporting.

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

We have marked with an asterisk (*) those risks described below that reflect substantive changes from, or additions to, the risks described in our Annual Report on Form 10-K for the year ended December 31, 2019.

Risks Related to our Royalty Aggregator Strategy

The COVID-19 pandemic could adversely impact our licensees or royalty-agreement counterparties, which could cause delays or elimination of our receipts of potential milestones and royalties under our licensing or royalty and milestone acquisition arrangements.*

In December 2019, a novel strain of coronavirus, COVID-19, was first identified in China and has surfaced in several regions across the world. In March 2020, the disease was declared a pandemic by the World Health Organization. The outbreak has reached most developed countries and resulted in the implementation of significant governmental measures, including lockdowns, closures, quarantines and travel bans, intended to control the spread of the virus.

As the situation with COVID-19 continues to evolve, the companies which are working to develop and commercialize our and their products could be materially and adversely affected by the risks, or the public perception of the risks, related to this pandemic, which could cause delays, suspensions or cancellations of their drug development efforts including, without limitation, their clinic trials which would correspondingly delay, suspend or negate the timing of our potential receipts of milestones and royalties under our out-licensing or royalty acquisition agreements. The disruptions to our licensees or royalty purchase agreement counterparties could include, without limitation:

"	delays or difficulties in recruiting and enrolling new patients in their clinical trials;
"	delays or difficulties in clinical site initiation, including difficulties in recruiting clinical site investigators and clinical site staff;
"

diversion of healthcare resources away from the conduct of clinical trials, including the diversion of hospitals serving as their clinical trial sites and hospital staff supporting the conduct of their clinical trials;

"	interruption of key clinical trial activities, such as clinical trial site monitoring, due to limitations on travel imposed or recommended by federal or state governments, employers and others;
"

limitations in employee resources that would otherwise be focused on the conduct of their clinical trials, including because of sickness of employees or their families or the desire of employees to avoid contact with large groups of people;

"	interruption in global shipping that may affect the transport of clinical trial supplies and materials, such as the investigational drug product used in their clinical trials;
"

delays in receiving approval from the U.S. Food and Drug Administration (“FDA”), the European Medicines Agency (“EMA”) and other U.S. and foreign federal, state and local regulatory authorities to initiate their planned clinical trials;

"

changes in FDA, state and local regulation (and those of their foreign counterparts if applicable) as part of a response to the COVID-19 outbreak which may change the ways in which clinical trials are conducted or discontinue clinical trials altogether;

"	delays in necessary interactions with regulators, ethics committees and other important agencies and contractors due to limitations in employee resources or forced furlough of government employees;
"

delay in the timing of other interactions with the FDA due to absenteeism by federal employees or by the diversion of their efforts and attention to approval of other therapeutics or other activities related to COVID-19; and

"

refusal of the FDA to accept data from clinical trials in affected geographies outside the United States or of foreign regulatory authorities to accept data from clinical trials in affected areas outside their applicable countries.

The global outbreak of COVID-19 continues to rapidly evolve. The extent to which the COVID-19 pandemic may impact our business and prospects and the overall economies of the U.S. and other countries will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the outbreak, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease.

The COVID-19 pandemic poses risks to our business, including at our headquarters in Emeryville, California, which has been subject to the statewide “stay-at-home” order issued by the Governor of the State of California, as well as the business or operations of our partners and other third parties with whom we conduct business.*

COVID-19 has spread to multiple countries, including the United States, China, and several European countries. In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic, and the U.S. government imposed restrictions on travel between the United States, China, Europe and certain other countries. Further, the President of the United States declared the COVID-19 pandemic a national emergency, invoking powers under the Stafford Act, the legislation that directs federal emergency disaster response. Similarly, the State of California declared a state of emergency related to the spread of COVID-19, on March 19, 2020, the Governor of California issued an executive order that directed all individuals living in the State of California to stay at home or their place of residence for an indefinite period of time (subject to certain exceptions to facilitate authorized necessary activities) to mitigate the impact of the COVID-19 pandemic.

In response to these public health directives and orders, we have implemented a work-from-home policy for all employees. We have been able to maintain our operations and productivity thus far; however, prolonged continuance of the “stay-at-home” order may negatively impact productivity, disrupt our business and delay our timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course.

In addition, quarantines, stay-at-home, executive and similar government orders, shutdowns or other restrictions on the conduct of business operations could impact personnel at third-party clinical testing sites, manufacturing facilities, or the availability or cost of materials, which would disrupt our licensees’ and royalty purchase agreement counterparties’ supply chains.

The spread of COVID-19, which has caused a broad impact globally, may materially affect us economically. While the potential economic impact brought by, and the duration of, COVID-19 may be difficult to assess or predict, it has significantly disrupted global financial markets, and may limit our ability to access capital, which could in the future negatively affect our liquidity. A recession or market correction resulting from the spread of COVID-19 could materially affect our business and the value of our common stock.

The ultimate impact of the COVID-19 outbreak or a similar health epidemic is highly uncertain and subject to change. We do not yet know the full extent of potential delays or impacts on our business, our clinical trials, healthcare systems or the global economy as a whole. However, the effects could have a material impact on our operations, and we will continue to monitor the COVID-19 situation closely.

Our acquisitions of potential future royalty and/or milestone payments may not produce anticipated revenues and/or may be negatively affected by a default or bankruptcy of the licensor(s) or licensee(s) under the applicable license agreement(s) covering such potential royalties and/or milestones, and if such transactions are secured by collateral, we may be, or may become, under-secured by the collateral or such collateral may lose value and we will not be able to recuperate our capital expenditures associated with the acquisition.*

We are engaged in a continual review of opportunities to acquire future royalties, milestones and other payments related to drug development and sales as part of our royalty aggregator strategy or to acquire companies that hold royalty assets. Generally, at any time, we seek to have acquisition opportunities in various stages of active review, including, for example, our engagement of consultants and advisors to analyze particular opportunities, technical, financial and other confidential information, submission of indications of interest and involvement as a bidder in competitive auctions. Many potential acquisition targets do not meet our criteria, and for those that do, we may face significant competition for these acquisitions from other royalty buyers and enterprises. Competition for future asset acquisition opportunities in our markets could increase the price we pay for such assets and could reduce the number of potential acquisition targets. The success of our acquisitions is based on our ability to make accurate assumptions regarding the valuation, timing and amount of potential future royalty and milestone payments as well as the viability of the underlying technology and intellectual property. The failure of any of these acquisitions to produce anticipated revenues may materially and adversely affect our financial condition and results of operations.

Some of these acquisitions may expose us to credit risk in the event of a default by or bankruptcy of the licensor(s) or licensee(s) that are parties to the applicable license agreement(s) covering the potential milestone and royalty streams being acquired. In addition, the impact of COVID-19 on the capital markets may limit our licensees’ or royalty-agreement counterparties’ ability to access additional funding. While we generally try to structure our receipt of potential milestone and royalty payments to minimize the risk associated with such a default or bankruptcy, there can be no assurance that any such default or bankruptcy will not adversely affect our ability to receive future potential royalty and/or milestone payments. To mitigate this risk, on occasion, we may obtain a security interest as collateral in such royalty, milestone and other payments. Our credit risk in respect of such counterparty may be exacerbated when the collateral held by us cannot be realized upon or is liquidated at prices not sufficient to recover the full amount we are due pursuant to the terms of the particular assets. This could occur in circumstances where the original collateral was not sufficient to cover a complete loss (e.g., our interests were only partially secured) or may result from the deterioration in value of the collateral, so that, in either such case, we are unable to recuperate our full capital outlay. Any such losses resulting therefrom could materially and adversely affect our financial condition and results of operations.

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

We have incurred significant operating losses and negative cash flows from operations since our inception. We had net losses of $2.0 million and $13.3 million for the years ended December 31, 2019 and December 31, 2018, respectively. As of March 31, 2020, we had an accumulated deficit of $1.2 billion. We do not know whether we will ever achieve sustained profitability or whether cash flow from future operations will be sufficient to meet our needs.

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

There can be no assurance that the market price of our common stock will not decline below its present market price or that there will be an active trading market for our common stock. The market prices of biotechnology companies have been and are likely to continue to be highly volatile. Fluctuations in our operating results and general market conditions for biotechnology stocks could have a significant impact on the volatility of our common stock price. We have experienced significant volatility in the price of our common stock. From January 1, 2020, through May 1, 2020, the share price of our common stock has ranged from a high of $28.78 to a low of $14.14. Additionally, we have two significant holders of our stock that could affect the liquidity of our stock and have a significant negative impact on our stock price if one or both of the holders were to quickly sell their ownership positions.

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

We may issue additional equity securities and thereby materially and adversely affect the price of our common stock. In addition, under certain circumstances each share of outstanding Series X and Series Y preferred stock could be converted into 1,000 shares of common stock which could cause a substantial dilution to our earnings per share and a change in the majority voting control of our Company, if enough of such preferred shares are converted to common shares.*

We expect that significant additional capital will be needed in the future to continue our planned operations. To the extent we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. We may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in such a manner as we determine from time to time, including pursuant to our 2018 ATM Agreement. If we sell common stock, convertible securities or other equity securities in more than one transaction, investors may be materially diluted by subsequent sales. These sales may also result in material dilution to our existing stockholders, and new investors could gain rights superior to our existing stockholders. If we issue additional equity securities, the price of our common stock may be materially and adversely affected.

We are authorized to issue, without stockholder approval, 1,000,000 shares of preferred stock, of which 5,003 shares of Series X preferred stock and 1,252.772 shares of Series Y preferred stock were issued and outstanding as of March 31, 2020. Each share of Series X and Series Y is convertible into 1,000 shares of registered common stock. The total number of shares of common stock issuable upon conversion of all issued Series X and Series Y convertible preferred stock would be 6,255,772 shares. Each share is convertible at the option of the holder at any time, provided that the holder will be prohibited from converting into common stock if, as a result of such conversion, the holder, together with its affiliates, would beneficially own a number of shares above a conversion blocker, which was initially set at 19.99% of our total common stock then issued and outstanding immediately following the conversion of such shares. A holder of Series X or Y preferred shares may elect to increase or decrease the conversion blocker above or below 19.99% on 61 days’ notice, provided the conversion blocker does not exceed the limits under Nasdaq Marketplace Rule 5635(b), to the extent then applicable. If holders of our Series X and Series Y convertible preferred stock elect to convert their preferred shares into common stock such conversion would dilute our currently outstanding common stock both in number and in earnings per share. Biotechnology Value Fund, L.P. (“BVF”) (and its affiliates), as current holders of all shares of our Series X and Series Y preferred stock, would, if they converted all such shares to common stock, obtain majority voting control of the Company. In February 2020, the holders of Series Y convertible preferred shares elected to increase the beneficial ownership limitation to 50% and on April 15, 2020 BVF converted all of their shares of Series Y preferred stock into common stock. Immediately following the conversion, BVF owned approximately 36.6% the Company’s total outstanding shares of common stock.

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

Under the federal income tax law, federal net operating losses incurred in 2020 and in future years may be carried forward indefinitely, but the deductibility of such federal net operating losses is limited. It is uncertain if and to what extent various states will conform to the federal tax law. In addition, Section 382 of the U.S. Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, generally limit the ability of a corporation that undergoes an “ownership change” to utilize its net operating loss carry-forwards (“NOLs”) and certain other tax attributes against any taxable income in taxable periods after the ownership change. The amount of taxable income in each taxable year after the ownership change that may be offset by pre-change NOLs and certain other pre-change tax attributes is generally equal to the product of (a) the fair market value of the corporation’s outstanding shares (or, in the case of a foreign corporation, the fair market value of items treated as connected with the conduct of a trade or business in the United States) immediately prior to the ownership change and (b) the long-term tax exempt rate (i.e., a rate of interest established by the U.S. Internal Revenue Service that fluctuates from month to month). In general, an “ownership change” occurs whenever the percentage of the shares of a corporation owned, directly or indirectly, by “5‑percent shareholders” (within the meaning of Section 382 of the Internal Revenue Code) increases by more than 50 percentage points over the lowest percentage of the shares of such corporation owned, directly or indirectly, by such “5‑percent shareholders” at any time over the preceding three years.

Based on an analysis under Section 382 of the Internal Revenue Code (which subjects the amount of pre-change NOLs and certain other pre-change tax attributes that can be utilized to an annual limitation), we experienced ownership changes in 2009 and 2012, which substantially limit the future use of our pre-change NOLs and certain other pre-change tax attributes per year. In February 16, 2017, we completed an equity financing for net proceeds of $24.8 million which triggered an additional ownership change under Section 382 that significantly impacted the availability of our tax attributes against future income. Further, due to the existence of a net unrealized built-in loss at the ownership change date, Section 382 further limits our ability to fully utilize the tax deductions associated with certain of our assets, including depreciation and amortization deductions recognized during the 60‑month period following the ownership change ending in 2022. Although these deductions will occur in the post-change period, Section 382 treats the deductions as pre-change losses subject to the annual 382 limitation. As of March 31, 2020, we have excluded the NOLs and research and development credits that will expire as a result of the annual limitations. To the extent that we do not utilize our carry-forwards within the applicable statutory carry-forward periods, either because of Section 382 limitations or the lack of sufficient taxable income, the carry-forwards will also expire unused.

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

Risks Related to Employees, Location, Data Integrity, and Litigation

The loss or COVID-19 related absence of any of our personnel, including our Chief Executive Officer or Chief Financial Officer, could delay or prevent achieving our objectives.*

Our business efforts could be adversely affected by the loss or COVID-19 related absence of one or more key members of our staff, including our executive officers: James R. Neal, our Chief Executive Officer and Thomas Burns, our Senior Vice President, Finance and Chief Financial Officer. We currently do not have key person insurance on any of our employees.

Because we are a small biopharmaceutical focused company with limited resources, we may not be able to attract and retain qualified personnel.

We had 10 employees as of May 1, 2020. We may require additional experienced executive, accounting, legal, administrative and other personnel from time to time in the future. There is intense competition for the services of these personnel, especially in California. Moreover, we expect that the high cost of living in the San Francisco Bay Area, where our headquarters is located, may impair our ability to attract and retain employees in the future. If we do not succeed in attracting new personnel and retaining and motivating existing personnel, our business may suffer and we may be unable to implement our current initiatives or grow effectively.

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

Data breaches and cyberattacks could compromise our intellectual property or other sensitive information and cause significant damage to our business and reputation.*

In the ordinary course of our business, we maintain sensitive data on our networks, including our intellectual property and proprietary or confidential business information relating to our business and that of our customers and business partners. The secure maintenance of this information is critical to our business and reputation. We believe companies have been increasingly subject to a wide variety of security incidents, cyberattacks and other attempts to gain unauthorized access. These threats can come from a variety of sources, all ranging in sophistication from an individual hacker to a state-sponsored attack. Cyber threats may be generic, or they may be custom-crafted against our information systems. Cyberattacks have become more prevalent and much harder to detect and defend against. Our network and storage applications may be subject to unauthorized access by hackers or breached due to operator error, malfeasance or other system disruptions. It is often difficult to anticipate or immediately detect such incidents and the damage caused by such incidents. These data breaches and any unauthorized access or disclosure of our information or intellectual property could compromise our intellectual property and expose sensitive business information. A data security breach could also lead to public exposure of personal information of our clinical trial patients, customers and others which could expose us to liability under federal or state privacy laws. Cyberattacks can result in the theft of proprietary information which could be used to compete against us and could cause us to incur significant remediation costs, result in product development delays, disrupt key business operations and divert attention of management and key information technology resources. These incidents could also subject us to liability, expose us to significant expense and cause significant harm to our reputation and business.

U.S. and international authorities have been warning businesses of increased cybersecurity threats from actors seeking to exploit the COVID-19 pandemic. Moreover, failure to maintain effective internal accounting controls related to data security breaches and cybersecurity in general could impact our ability to produce timely and accurate financial statements and could subject us to regulatory scrutiny. In addition, these breaches and other inappropriate access can be difficult to detect, and any delay in identifying them may lead to increased harm of the type described above. Moreover, the prevalent use of mobile devices that access confidential information increases the risk of data security breaches, which could lead to the loss of confidential information, trade secrets or other intellectual property. While we have implemented security measures that are intended to protect our data security and information technology systems, such measures may not prevent such events.

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

The United States and some foreign jurisdictions have enacted or are considering a number of legislative and regulatory proposals to change the healthcare system in ways that could affect our licensees’ ability to sell our products and any products as to which we own milestone and royalty interests, if approved, profitably. Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and expanding access. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives. For example, in March 2010, the United States Congress enacted the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively the ACA, which substantially changed the way healthcare is financed by both governmental and private insurers, and continues to significantly impact the United States pharmaceutical industry. There remain judicial and Congressional challenges to certain aspects of the ACA, as well as efforts by the Trump administration to repeal or replace certain aspects of the ACA. Since January 2017, President Trump has signed two Executive Orders and other directives designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, several bills affecting the implementation of certain taxes under the ACA have been signed into law. The Tax Cuts and Jobs Act of 2017, or Tax Act, included a provision which repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” In addition, the 2020 federal spending package permanently eliminates, effective January 1, 2020, the ACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminates the health insurer tax. In addition, the ACA has also been subject to judicial challenge. On December 14, 2018, a Texas U.S. District Court Judge ruled that the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Act. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. It is unclear how this decision, future decisions, subsequent appeals, and other efforts to repeal and replace the ACA will impact the ACA and our and our licensees’ businesses.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

			Incorporation By Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

3.1	Certificate of Incorporation of XOMA Corporation	8‑K	000‑14710	3.1	01/03/2012

3.2	Certificate of Amendment of Certificate of Incorporation of XOMA Corporation	8‑K	000‑14710	3.1	05/31/2012

3.3	Certificate of Amendment of Amended Certificate of Incorporation of XOMA Corporation	8‑K	000‑14710	3.1	05/28/2014

3.4	Certificate of Amendment to the Amended Certificate of Incorporation of XOMA Corporation	8‑K	000‑14710	3.1	10/18/2016

3.5	Certificate of Designation of Preferences, Rights and Limitations of Series X Convertible Preferred Stock	8‑K	000‑14710	3.1	02/16/2017

3.6	Certificate of Designation of Preferences, Rights and Limitations of Series Y Convertible Preferred Stock	8‑K	000‑14710	3.1	12/13/2018

3.7	By-laws of XOMA Corporation	8‑K	000‑14710	3.2	01/03/2012

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, 3.5, 3.6 and 3.7

4.2	Specimen of Common Stock Certificate	8-K	000-14710	4.1	01/03/2012

4.3	Form of Warrant (February 2016 Warrant)	10‑Q	000‑14710	4.9	05/04/2016

4.4	Form of Warrant (May 2018 Warrant)	10‑Q	000‑14710	4.6	08/07/2018

4.5	Form of Warrant (March 2019 Warrant)	10‑Q	000‑14710	4.7	05/06/2019

10.1+#	Collaboration and License Agreement, dated as of March 5, 2020, by and between XOMA (US) LLC and Cadila Healthcare Limited

10.2+	Amendment No. 3, dated March 31, 2020, to the Common Stock Purchase Agreement, dated December 6, 2017, between XOMA Corporation and Rezolute, Inc. (formerly AntriaBio, Inc.)

31.1+	Certification of Chief Executive Officer, as required by Rule 13a‑14(a) or Rule 15d‑14(a)

31.2+	Certification of Chief Financial Officer, as required by Rule 13a‑14(a) or Rule 15d‑14(a)

Incorporation By Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
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

+Filed herewith

#Portions of this exhibit (indicated by asterisks) have been omitted as the Registrant has determined that (i) the omitted information is not material and (ii) the omitted information would likely cause competitive harm to the Registrant if publicly disclosed.

(1)

This certification accompanies the Form 10‑Q to which it relates, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10‑Q), irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XOMA Corporation

Date: May 5, 2020	By:	/s/ JAMES R. NEAL
James R. Neal Chief Executive Officer (principal executive officer) and Director

Date: May 5, 2020	By:	/s/ THOMAS BURNS
Thomas Burns Senior Vice President, Finance and Chief Financial Officer (principal financial and principal accounting officer)