Form 10-Q
period 2020-06-30
XOMA Corp
filed 2020-08-06
CIK 791908

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of August 3, 2020, the registrant had 11,018,143 shares of common stock, $0.0075 par value per share, outstanding.

XOMA CORPORATION

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

XOMA CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	June 30,	December 31,
	2020	2019
	(unaudited)	(Note 1)
ASSETS
Current assets:
Cash	$49,491	$56,688
Trade and other receivables, net	411	2,933
Income tax receivable	1,526	—
Prepaid expenses and other current assets	849	352
Total current assets	52,277	59,973
Property and equipment, net	22	34
Operating lease right-of-use assets	436	510
Long-term royalty receivables	34,375	34,375
Equity securities	531	681
Other assets	215	151
Total assets	$87,856	$95,724

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$646	$614
Accrued and other liabilities	605	945
Contingent consideration under royalty purchase agreements	75	75
Operating lease liabilities	171	163
Unearned revenue recognized under units-of-revenue method	1,393	1,096
Contract liabilities	798	798
Current portion of long-term debt	7,596	5,184
Total current liabilities	11,284	8,875
Unearned revenue recognized under units-of-revenue method – long-term	14,325	15,317
Long-term debt	23,497	27,093
Long-term operating lease liabilities	320	408
Other liabilities – long-term	35	43
Total liabilities	49,461	51,736

Commitments and Contingencies (Note 10)

Stockholders’ equity:
Convertible preferred stock, $0.05 par value, 1,000,000 shares authorized, 5,003 and 6,256 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	—	—
Common stock, $0.0075 par value, 277,333,332 shares authorized, 11,018,143 and 9,758,583 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	83	73
Additional paid-in capital	1,240,987	1,238,299
Accumulated deficit	(1,202,675)	(1,194,384)
Total stockholders’ equity	38,395	43,988
Total liabilities and stockholders’ equity	$87,856	$95,724

The accompanying notes are an integral part of these condensed consolidated financial statements.

(Note 1) The consolidated balance sheet as of December 31, 2019 has been derived from the audited consolidated financial statements as of that date included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

XOMA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues:
Revenue from contracts with customers	$53	$625	$553	$8,651
Revenue recognized under units-of-revenue method	391	337	695	442
Total revenues	444	962	1,248	9,093

Operating expenses:
Research and development	38	724	100	980
General and administrative	3,557	4,949	9,914	10,888
Total operating expenses	3,595	5,673	10,014	11,868

Loss from operations	(3,151)	(4,711)	(8,766)	(2,775)

Other income (expense), net:
Interest expense	(508)	(423)	(1,050)	(852)
Other income (expense), net	126	1,062	(1)	2,788
Loss before income tax	(3,533)	(4,072)	(9,817)	(839)
Income tax benefit	—	—	1,526	—
Net loss and comprehensive loss	$(3,533)	$(4,072)	$(8,291)	$(839)
Basic and diluted net loss per share available to common stockholders	$(0.33)	$(0.47)	$(0.81)	$(0.10)
Weighted average shares used in computing basic and diluted net loss per share available to common stockholders	10,824	8,725	10,292	8,716

The accompanying notes are an integral part of these condensed consolidated financial statements.

XOMA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands)

	Six Months Ended June 30, 2020
	Convertible Preferred				Additional		Total
	Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2019	6	$—	9,759	$73	$1,238,299	$(1,194,384)	$43,988
Issuance of common stock related to 401(k) contribution	—	—	3	—	88	—	88
Stock-based compensation expense	—	—	—	—	1,788	—	1,788
Disgorgement of stockholder's short-swing profits	—	—	—	—	13	—	13
Net loss and comprehensive loss	—	—	—	—	—	(4,758)	(4,758)
Balance, March 31, 2020	6	—	9,762	73	1,240,188	(1,199,142)	41,119
Exercise of stock options	—	—	2	—	10	—	10
Issuance of common stock related to ESPP	—	—	1	—	26	—	26
Issuance of common stock related to Series Y preferred stock conversion	(1)	—	1,253	10	(10)		—
Stock-based compensation expense	—	—	—	—	773	—	773
Net loss and comprehensive loss	—	—	—	—	—	(3,533)	(3,533)
Balance, June 30, 2020	5	—	11,018	83	1,240,987	(1,202,675)	38,395

	Six Months Ended June 30, 2019
	Convertible Preferred				Additional		Total
	Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2018	6	$—	8,691	$65	$1,211,122	$(1,192,402)	$18,785
Exercise of stock options	—	—	24	—	115	—	115
Issuance of common stock related to 401(k) contribution	—	—	7	—	102	—	102
Vesting of restricted stock units	—	—	2	—	—	—	—
Stock-based compensation expense	—	—	—	—	1,728	—	1,728
Issuance of common stock	—	—	—	—	66	—	66
Net income and comprehensive income	—	—	—	—	—	3,233	3,233
Balance, March 31, 2019	6	—	8,724	65	1,213,133	(1,189,169)	24,029
Exercise of stock options	—	—	2	—	8	—	8
Issuance of common stock related to ESPP	—	—	2	—	16	—	16
Stock-based compensation expense	—	—	—	—	1,011	—	1,011
Net loss and comprehensive loss	—	—	—	—	—	(4,072)	(4,072)
Balance, June 30, 2019	6	—	8,728	65	1,214,168	(1,193,241)	20,992

The accompanying notes are an integral part of these condensed consolidated financial statements.

XOMA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(8,291)	$(839)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Stock-based compensation expense	2,561	2,739
Common stock contribution to 401(k)	88	102
Depreciation and amortization	12	12
Amortization of debt issuance costs, debt discount and final payment on debt	374	234
Provision for bad debt	1,409	—
Non-cash lease expense	74	976
Change in fair value of equity securities	150	(746)
Changes in assets and liabilities:
Trade and other receivables, net	1,113	(1,151)
Income tax receivable	(1,526)	—
Prepaid expenses and other assets	(497)	(368)
Accounts payable and accrued liabilities	(152)	193
Unearned revenue recognized under units-of-revenue method	(695)	(442)
Operating lease liabilities	(79)	(1,073)
Other liabilities	309	427
Net cash (used in) provided by operating activities	(5,150)	64

Cash flows from investing activities:
Payments related to purchase of royalty rights	—	(6,300)
Net cash used in investing activities	—	(6,300)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	26	17
Proceeds from exercise of options	25	257
Proceeds from issuance of long-term debt	—	3,000
Payment of stock issuance costs	(211)	(377)
Principal payments – debt	(1,875)	—
Principal payments – finance lease	(9)	(7)
Proceeds from disgorgement of stockholder's short-swing profits	13	—
Taxes paid related to net share settlement of equity awards	(16)	(107)
Net cash (used in) provided by financing activities	(2,047)	2,783

Net decrease in cash	(7,197)	(3,453)
Cash at the beginning of the period	56,688	45,780
Cash at the end of the period	$49,491	$42,327

Supplemental Cash Flow Information:
Cash paid for interest	$379	$217
Non-cash investing and financing activities:
Interest added to principal balance on long-term debt	$317	$376
Accrued cost related to issuance of stock	$19	$—
Issuance of common stock warrant under SVB loan	$—	$66
Estimated fair value of contingent consideration under the royalty purchase agreements	$—	$3,075

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

Liquidity and Financial Condition

The Company has incurred significant operating losses and negative cash flows from operations since its inception. As of June 30, 2020, the Company had cash of $49.5 million. Based on the Company’s current cash balance and its ability to control discretionary spending, such as royalty acquisitions, the Company has evaluated and concluded its financial condition is sufficient to fund its planned operations and commitments and contractual obligations for a period of at least one year following the date that these condensed consolidated financial statements are issued.

2. Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions among consolidated entities were eliminated upon consolidation. The unaudited condensed consolidated financial statements were prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. As permitted under those rules certain footnotes or other financial information can be condensed or omitted. These financial statements and related disclosures have been prepared with the assumption that users of the interim financial information have read or have access to the audited consolidated financial statements for the preceding fiscal year. Accordingly, these statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the U.S. Securities and Exchange Commission (“SEC”) on March 10, 2020.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures. On an ongoing basis, management evaluates its estimates including, but not limited to, those related to revenue recognition, revenue recognized under units-of-revenue method, royalty receivables, equity securities, operating lease right-of-use assets and liabilities, legal contingencies, contingent considerations under royalty purchase agreements, stock-based compensation and income taxes. The Company bases its estimates on historical experience and on various other market-specific and other relevant assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

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

The worldwide spread of the COVID-19 pandemic has resulted in a global slowdown of economic activity which is likely to result in delays or terminations of clinical trials underlying our royalty purchase agreements. Estimates and assumptions about future events and their effects cannot be determined with certainty and therefore require the exercise of judgment. These estimates may change, as new events occur and additional information is obtained, and are recognized in the condensed consolidated financial statements as soon as they become known. Actual results could differ from those estimates and any such differences may be material to the Company’s financial statements.

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

Equity Securities

The Company received shares of common stock from Rezolute, Inc. (“Rezolute”) (Note 4). Equity investments in Rezolute are classified in the condensed consolidated balance sheets as equity securities. The equity securities are measured at fair value, with changes in fair value recorded in the other income (expense), net line item of the condensed consolidated statement of operations and comprehensive loss at each reporting period. The Company remeasures its equity investments at each reporting period until such time that the investment is sold or disposed of. If the Company sells an investment, any realized gains and losses on the sale of the securities will be recognized in the condensed consolidated statement of operations and comprehensive loss in the period of sale.

Purchase of Rights to Future Milestones and Royalties

The Company has purchased rights to receive a portion of certain future developmental, regulatory and commercial sales milestones, royalties and option fees on sales of products currently in clinical development. The Company acquired such rights from various entities and recorded the amount paid for these rights as long-term royalty receivables (Note 5). In addition, the Company may be obligated to make contingent payments related to certain product development milestones, fees upon exercise of options related to future license products and sales-based milestones. The contingent payments are evaluated whether they are freestanding instruments or embedded derivatives. If freestanding instruments, the contingent payments are measured at fair value at the inception of the arrangement, subject to remeasurement to fair value each reporting period. Any changes in the estimated fair value is recorded in the condensed consolidated statement of operations and comprehensive loss.

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

The Company reviews any impairment indicators and changes in expected recoverability of the long-term royalty receivable asset regularly. If expected future cash flows discounted to the current period are less than the carrying value of the asset, the Company will record impairment. The impairment will be recognized by reducing the financial asset to an amount that represents the present value of the most recent estimate of cash flows. No impairment indicators were identified and no impairment was recorded as of June 30, 2020 and December 31, 2019.

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

Rent expense for operating leases is recognized on a straight-line basis, unless the right-of-use asset has been impaired, over the reasonably assured lease term based on the total lease payments and is included in operating expenses in the condensed consolidated statements of operations and comprehensive loss.

For operating leases that reflect impairment, the Company will recognize the amortization of the right-of-use asset on a straight-line basis over the remaining lease term with rent expense still included in operating expenses in the condensed consolidated statements of operations and comprehensive loss.

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

Net Loss per Share Attributable to Common Stockholders

Basic net loss per share attributable to common stockholders is based on the weighted average number of shares of common stock outstanding during the period. Net loss attributable to common stockholders consists of net loss, as adjusted for any convertible preferred stock deemed dividends related to beneficial conversion features on this instrument at issuance. During periods of income, the Company allocates participating securities a proportional share of net income, after deduction of any deemed dividends on preferred stock, determined by dividing total weighted average participating securities by the sum of the total weighted average number of common stock and participating securities (the “two-class method”). The Company’s convertible preferred stock participates in any dividends declared by the Company on its common stock and are therefore considered to be participating securities. For the three and six months ended June 30, 2020 and 2019, the Company did not declare any dividends.

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

Trade and other receivables, net

Trade and other receivables, net consist mainly of credit extended to the Company's customers in the normal course of business and are reported net of an allowance for doubtful accounts. Trade and other receivables are recorded upon triggering events specified in the agreement. Trade receivables under ASC 606 are recorded separately from contract assets when only the passage of time is required before consideration is due. The Company reviews its customer accounts on a periodic basis and records bad debt expense for specific amounts the Company evaluates as uncollectible. Past due status is determined based upon contractual terms. Amounts are written off at the point when collection attempts have been exhausted. Management estimates uncollectible amounts considering such factors as current economic conditions and historic and anticipated customer performance. This estimate can fluctuate due to changes in economic, industry, or specific customer conditions that may require adjustment to the allowance recorded by the Company. Management has included amounts believed to be uncollectible in the allowance for doubtful accounts. Any increases to allowance for doubtful accounts are charged to operating expenses. The Company recorded $1.4 million in allowance for doubtful accounts for the three months ended March 31, 2020 related to Rezolute’s license agreement (Note 4). The Company evaluated the accounts receivable and determined and there was no further activity in allowance for doubtful accounts for the three months ended June 30, 2020.

The following table shows the activity in the allowance for doubtful accounts from continuing operations for the six months ended June 30, 2020 (in thousands):

Six Months Ended June 30,
2020
Beginning balance	$—
Charged to operating expenses	1,409
Ending balance	$1,409

Concentration of Risk

Cash and receivables are financial instruments which potentially subject the Company to concentrations of credit risk, as well as liquidity risk.

The Company monitors the creditworthiness of its customers to which it grants credit terms in the normal course of business but does not generally require collateral on receivables. For the three months ended June 30, 2020, one partner represented 88% of total revenues. For the six months ended June 30, 2020, two partners represented 56% and 40% of total revenues. For the three months ended June 30, 2019, three partners represented 52%, 35%, and 10% of total revenues. For the six months ended June 30, 2019, one partner represented 88% of total revenues. As of June 30, 2020 and December 31, 2019, one partner represented 100% of the trade receivables, net balance.

Comprehensive Loss

Comprehensive loss is comprised of two components: net loss and other comprehensive (loss) income. Other comprehensive (loss) income refers to gains and losses that under U.S. GAAP are recorded as an element of stockholders’ equity but are excluded from net loss. The Company did not record any transactions within other comprehensive (loss) income in the periods presented and, therefore, the net loss and comprehensive loss were the same for all periods presented.

Accounting Pronouncements Recently Adopted

In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-13, Fair Value Measurement (Topic 820) (“ASU 2018-13”), which modifies, removes and adds certain disclosure requirements on fair value measurements based on the FASB Concepts Statement, Conceptual Framework for Financial Reporting—Chapter 8: Notes to Financial Statements. The ASU is effective for the Company’s interim and annual reporting periods during the year ending December 31, 2020, and all annual and interim reporting period thereafter. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. Early adoption is permitted upon issuance of ASU 2018-13. An entity is permitted to early adopt any removed or modified disclosures upon issuance of ASU 2018-13 and delay adoption of the additional disclosures until their effective date. The Company early adopted the guidance related to removal of disclosures upon issuance of this ASU and adopted the deferred provisions as permitted under the ASU in the first quarter of 2020. The adoption of ASU 2018-13 did not have a material impact on the Company’s condensed consolidated financial statements.

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

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 replaced the incurred loss impairment methodology under current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. ASU 2016-13 requires use of a forward-looking expected credit loss model for accounts receivables, loans, and other financial instruments. Adoption of the standard requires using a modified retrospective approach through a cumulative-effect adjustment to retained earnings as of the effective date to align existing credit loss methodology with the new standard. Subsequent to issuing ASU 2016-13, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments – Credit Losses, or ASU 2018-19, for the purpose of clarifying certain aspects of ASU 2016-13. In May 2019, the FASB issued ASU 2019-05, Financial Instruments – Credit Losses (Topic 326): Targeted Transition Relief, or ASU 2019-05, to provide entities with more flexibility in applying the fair value option on adoption of the credit impairment standard. ASU 2018-19 and ASU 2019-05 have the same effective date and transition requirements as ASU 2016-13. ASU 2016-13 will be effective for all entities except public companies that are not smaller reporting companies for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, using a modified retrospective approach. Early adoption is permitted. The

Company plans to adopt ASU 2016-13 and related updates as of January 1, 2023. The Company is currently evaluating the impact of adopting this new accounting guidance on its condensed consolidated financial statements.

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

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. These amendments provide temporary optional guidance to ease the potential burden in accounting for reference rate reform. The ASU provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. It is intended to help stakeholders during the global market-wide reference rate transition period. The guidance is effective for all entities as of March 12, 2020 through December 31, 2022 and can be adopted as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020. The Company is evaluating the impact of adopting this new accounting guidance on its condensed consolidated financial statements.

3. Condensed Consolidated Financial Statements Details

Equity Securities

As of June 30, 2020 and December 31, 2019, equity securities consisted of an investment in Rezolute’s common stock of $0.5 million and $0.7 million, respectively (Note 4). For the three and six months ended June 30, 2020 the Company recognized a gain of $0.1 million and a loss of $0.2 million, respectively, due to the change in fair value of its investment in Rezolute’s common stock in the other income (expense), net line item of the condensed consolidated statements of operations and comprehensive loss, and the Company recognized $31,000 and $0.7 million in gains for the three and six months ended June 30, 2019.

Accrued and Other Liabilities

Accrued and other liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2020	2019
Accrued legal and accounting fees	$378	$256
Accrued payroll and other benefits	119	231
Interest payable	56	69
Accrued incentive compensation	24	332
Other	28	57
Total	$605	$945

Net Loss Per Share Attributable to Common Stockholders

The following is a reconciliation of the numerator (net loss) and the denominator (number of shares) used in the calculation of basic and diluted net loss per share attributable to common stockholders (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Numerator
Net loss available to common stockholders	$(3,533)	$(4,072)	$(8,291)	$(839)

Denominator
Weighted average shares used in computing basic and diluted net loss per share available to common stockholders	10,824	8,725	10,292	8,716
Basic and diluted net loss per share of common stock	$(0.33)	$(0.47)	$(0.81)	$(0.10)

Potentially dilutive securities are excluded from the calculation of diluted net loss per share available to common stockholders if their inclusion is anti-dilutive.

The following table shows the weighted-average outstanding securities considered anti-dilutive and therefore excluded from the computation of diluted net loss per share attributable to common stockholders (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Convertible preferred stock	5,196	6,256	5,726	6,256
Common stock options	564	1,934	578	1,861
Warrants for common stock	19	28	19	27
Total	5,779	8,218	6,323	8,144

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

The Company concluded that the development and regulatory milestone payments are solely dependent on Novartis’ performance and achievement of specified events. The Company determined that it is not probable that a significant cumulative revenue reversal will not occur in future periods for these future payments. Therefore, the development and regulatory milestones are fully constrained and excluded from the transaction price as of June 30, 2020. Any consideration related to commercial milestones (including royalties) will be recognized when the related sales occur as they were determined to relate predominantly to the licenses granted to Novartis and therefore, have also been excluded from the transaction price. At the end of each reporting period, the Company will update its assessment of whether an estimate of variable consideration is constrained and update the estimated transaction price accordingly.

As of June 30, 2020 and December 31, 2019, there were no contract assets or contract liabilities related to this arrangement. None of the costs to obtain or fulfill the contract were capitalized. No revenue was recognized for the three and six months ended June 30, 2020 and 2019.

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

During the year ended December 31, 2017, Novartis International achieved a clinical development milestone pursuant to the License Agreement, and as a result, the Company earned a $10.0 million milestone payment which was recognized as license fees in the consolidated statement of operations and comprehensive loss. The Company is eligible to receive up to a total of $470.0 million in development, regulatory and commercial milestones under the anti-TGFB antibody agreement.

The Company concluded that the development and regulatory milestone payments are solely dependent on Novartis’ performance and achievement of the specified events. The Company determined that it is not probable that a significant cumulative revenue reversal will not occur in future periods for these future payments. Therefore, the remaining development and regulatory milestones are fully constrained and excluded from the transaction price as of June 30, 2020. Any consideration related to commercial milestones (including royalties) will be recognized when the related sales occur as they were determined to relate predominantly to the licenses granted to Novartis and therefore, have also been excluded from the transaction price. At the end of each reporting period, the Company will update its assessment of whether an estimate of variable consideration is constrained and update the estimated transaction price accordingly.

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

As of June 30, 2020 and December 31, 2019, there were no contract assets or contract liabilities related to this arrangement. None of the costs to obtain or fulfill the contract were capitalized. No revenue was recognized for the three and six months ended June 30, 2020 and 2019.

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

In the first quarter of 2020, the Company received the scheduled $0.4 million Future Cash Payment from Rezolute. The Company evaluated Rezolute’s cash position as of March 31, 2020, including the estimated impact of the COVID-19 pandemic, and determined payments scheduled beyond September 30, 2020 were unlikely to be collected unless Rezolute is able to obtain additional funding, which had not occurred as of March 31, 2020. Therefore, for the three months ended March 31, 2020, the Company recorded $1.4 million in bad debt expense related to the Future Cash Payments. In the second quarter of 2020, the Company received the scheduled $0.4 million Future Cash Payment from Rezolute and as of June 30, 2020, the Company has an outstanding receivable of $0.4 million net of allowance for doubtful accounts. The Company reassessed the collectability of the outstanding receivables and determined that the bad debt allowance of $1.4 million remained appropriate as of June 30, 2020.

As of June 30, 2020 and December 31, 2019, there were no contract assets or contract liabilities related to this arrangement. None of the costs to obtain or fulfill the contract were capitalized. No revenue was recognized for the three and six months ended June 30, 2020.

The Company reassessed the development and regulatory milestones and concluded that such variable consideration is fully constrained and excluded from the transaction price as of June 30, 2020 and December 31, 2019.

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

The Company concluded that the new agreement should be accounted for separately from any prior arrangements with Janssen and that the license grant is the only performance obligation under the new agreement. The Company recognized the entire one-time payment of $2.5 million as revenue in the condensed consolidated statement of comprehensive loss for the year ended December 31, 2019 as it had completed its performance obligation.

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

As of June 30, 2020, there were no contract assets or contract liabilities related to this arrangement. None of the costs to obtain or fulfill the contract were capitalized. No revenue was recognized for the three and six months ended June 30, 2020.

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

The Company concluded that there is one performance obligation, and it had not completed its performance obligation. The development and regulatory milestone payments are solely dependent on Zydus’ performance and achievement of the specified events. The Company determined that it is not probable that a significant cumulative revenue reversal will not occur in future periods for these future payments. Therefore, the development and regulatory milestones are fully constrained and excluded from the transaction price as of June 30, 2020. Any consideration related to commercial milestones (including royalties) will be recognized when the related sales occur as they were determined to relate predominantly to the license granted to Zydus and therefore, have also been excluded from the transaction price. Out-licensing revenue sharing will be recognized if and when Zydus receives or earns its out-licensing revenue. At the end of each reporting period, the Company will update its assessment of whether an estimate of variable consideration is constrained and update the estimated transaction price accordingly.

As of June 30, 2020, there were no contract assets or contract liabilities related to this arrangement. None of the costs to obtain or fulfill the contract were capitalized. No revenue was recognized for the three and six months ended June 30, 2020.

NIAID

Prior to the sale of the Company’s biodefense business, the Company performed services under a $64.8 million multiple-year contract funded with federal funds from NIAID (Contract No. HHSN272200800028C), for development of anti-botulinum antibody product candidates. The contract work was being performed on a cost-plus fixed fee basis over a three-year period. The Company recognized revenue under the arrangement as the services were performed on a proportional performance basis. Consistent with the Company’s other contracts with the U.S. government, invoices were provisional until finalized. The Company operated under provisional rates from 2010 through 2014, subject to adjustment based on actual rates upon agreement with the government. In 2014, upon completion of NIAID’s review of hours and external expenses, XOMA agreed to exclude certain hours and external expenses resulting in a $0.4 million receivable and $0.8 million deferred revenue balances. In October of 2019, NIH, which includes NIAID, notified the Company that it engaged KPMG to perform an audit of the Company’s incurred cost submissions for 2013, 2014 and 2015. This audit is not complete and may result in an adjustment to revenue previously reported which potentially could be material. As of December 31, 2017, the Company wrote off the $0.4 million receivable from NIAID as the likelihood of collection was remote. The Company classified $0.8 million as contract liabilities on the condensed consolidated balance sheets as of June 30, 2020 and December 31, 2019.

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

The Company recognized $0.4 million and $0.7 million as revenue under units-of-revenue method under these arrangements during the three and six months ended June 30, 2020, respectively. The Company recognized $0.3 million and $0.4 million as revenue under units-of-revenue method under these arrangements during the three and six months ended June 30, 2019, respectively.

As of June 30, 2020, the Company classified $1.4 million and $14.3 million as current and non-current unearned revenue recognized under units-of-revenue method, respectively. As of December 31, 2019, the current and non-current portion of the remaining unearned revenue recognized under units-of-revenue method was $1.1 million and $15.3 million, respectively.

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

At the inception of the agreement, the Company recorded $15.0 million as long-term royalty receivables in the condensed consolidated balance sheets. The Company continues to assess that no payments are probable to be received under this agreement in the near term. Under the cost recovery method, the Company does not expect to recognize any income related to milestones and royalties received until the investment has been fully collected. The Company performed its quarterly impairment assessment and no impairment indicators were identified. Accordingly, no impairment was recorded as of June 30, 2020.

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

At the inception of the agreement, the Company recorded $0.4 million as long-term royalty receivables in its condensed consolidated balance sheet, including the estimated fair value of the Bioasis Contingent Consideration of $0.1 million. Future changes in the estimated fair value of the contingent consideration will be recognized in the other income (expense), net line item of the condensed consolidated statement of operations and comprehensive (loss) income. As of June 30, 2020, there was no change in the fair value of the contingent consideration from its initial value and no amounts were paid during the three and six months ended June 30, 2020. The Company continues to assess that no payments are probable to be received under this agreement in the near term. Under the cost recovery method, the Company does not expect to recognize any income related to milestones and royalties received until the investment has been fully collected. The Company performed its quarterly impairment assessment and no impairment indicators were identified. Accordingly, no impairment was recorded as of June 30, 2020.

Royalty Purchase Agreement with Aronora, Inc.

On April 7, 2019, the Company entered into a Royalty Purchase Agreement (the “Aronora Royalty Purchase Agreement”) with Aronora, Inc. (“Aronora”), which closed on June 26, 2019. Under the Aronora Royalty Purchase Agreement, the Company purchased from Aronora the right to receive future royalties and a portion of upfront, milestone, and option payments (the “Non-Royalties”) related to five anti-thrombotic hematology drug candidates. Three candidates are subject to Aronora’s collaboration with Bayer Pharma AG (“Bayer”) (the “Bayer Products”), including one which is subject to an exclusive license option by Bayer. The Company will receive 100% of future royalties and 10% of future Non-Royalties from these Bayer Products. The other two candidates are unpartnered (the “non-Bayer Products”) for which the Company will receive low-single digit percentage of net sales and 10% of Non-Royalties. The future payment percentage for Non-Royalties will be reduced from 10% to 5% upon the Company’s receipt of two times the total cumulative amount of consideration paid by the Company to Aronora. In July 2020, Bayer elected to not exercise its option on the third Bayer Product and that product is now subject to the same economics as the non-Bayer Products.

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

At the inception of the agreement, the Company recorded $9.0 million as long-term royalty receivables in its condensed consolidated balance sheet, including the estimated fair value of the Aronora Contingent Consideration of $3.0 million. In September 2019, the Company paid the $3.0 million contingent consideration to Aronora. As the Company receives royalties from Aronora for a product, the Company will recognize the liability for future Royalty Milestones for such product when probable and estimable. The Company continues to assess that no payments are probable to be received under this agreement in the near term. Under the cost recovery method, the Company does not expect to recognize any income related to milestones and royalties received until the investment has been fully collected. The Company performed its quarterly impairment assessment and no impairment indicators were identified. Accordingly, no impairment was recorded as of June 30, 2020.

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

At the inception of the agreement, the Company recorded $10.0 million as long-term royalty receivables in its condensed consolidated balance sheet. The Company continues to assess that no payments are probable to be received under this agreement in the near term. Under the cost recovery method, the Company does not expect to recognize any income related to royalties received until the investment has been fully collected. The Company performed its quarterly impairment assessment and no impairment indicators were identified. Accordingly, no impairment was recorded as of June 30, 2020.

There was no change in the acquired royalty rights during the six months ended June 30, 2020.

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

The following tables set forth the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as follows (in thousands):

	Fair Value Measurements at June 30, 2020 Using
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Equity securities	$—	$—	$531	$531
Liabilities:
Contingent consideration	$—	$—	$75	$75

	Fair Value Measurements at December 31, 2019 Using
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Equity securities	$	$	$681	$681
Liabilities:
Contingent consideration	$—	$—	$75	$75

During the three and six months ended June 30, 2020, there were no transfers between Level 1, Level 2, or Level 3 assets reported at fair value on a recurring basis.

Equity Securities

The following table provides a summary of changes in the estimated fair value of the Company’s Level 3 financial assets for the six months ended June 30, 2020 (in thousands):

Six Months Ended June 30, 2020
Balance at December 31, 2019	$681
Change in fair value	(150)
Balance at June 30, 2020	$531

The equity securities consisted of an investment in Rezolute’s common stock and are classified as long-term assets on the condensed consolidated balance sheets as of June 30, 2020 and December 31, 2019. The equity securities are revalued each reporting period with changes in fair value recorded in the other income (expense), net line item of the condensed consolidated statements of operations and comprehensive loss.

As of June 30, 2020, the Company and its valuation specialist valued the equity securities using the closing price for Rezolute’s common stock traded on the over-the-counter exchange and adjusted for an illiquidity discount. The inputs used to calculate the illiquidity discount are based on observable and unobservable estimates and judgments and therefore is classified as a Level 3 fair value measurement. As the Company has the right and option to sell up to 5,000,000 shares of Rezolute’s common stock back to Rezolute after December 31, 2019 (Note 4), the fair value of the equity securities was determined by dividing the total shares of Rezolute’s common stock held by the Company into two tranches based on the estimated time to a potential liquidity event.

The estimated fair value of the equity securities was calculated based on the following assumptions as of June 30, 2020 and December 31, 2019:

	June 30,	December 31,
	2020	2019
Closing common stock price on the Over-the-counter (OTC) exchange	$0.09	$0.12

Tranche 1:
Discount for lack of marketability	15%	13%
Estimated time to liquidity of shares	0.25 year	0.25 year

Tranche 2:
Discount for lack of marketability	36%	33%
Estimated time to liquidity of shares	1.5 years	1.5 years

Changes in any of the assumptions related to the unobservable inputs identified above may change the fair value of the equity securities.

Contingent Consideration

The estimated fair value of the contingent consideration liability at the inception of the Bioasis Royalty Purchase Agreement represents the future consideration that is contingent upon the achievement of specified development milestones for a product candidate. The fair value measurement is based on significant Level 3 inputs such as anticipated timelines and probability of achieving development milestones of each licensed product candidate. Changes in the fair value of the liability for contingent consideration will be recorded in the other income (expense), net line item of the condensed consolidated statements of operations and comprehensive loss until settlement. As of June 30, 2020, there were no changes in the estimated fair value of the contingent consideration from its initial value of $0.1 million.

Debt

The estimated fair value of the Company’s outstanding debt is estimated using the net present value of the payments, discounted at an interest rate that is consistent with market interest rates, which is a Level 2 input. The carrying amount and the estimated fair value of the Company’s outstanding long-term debt at June 30, 2020 and December 31, 2019, are as follows (in thousands):

	June 30, 2020		December 31, 2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Novartis note	$16,220	$16,139	$15,903	$15,713
SVB Loans	14,873	14,428	16,374	16,048
Total	$31,093	$30,567	$32,277	$31,761

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

The Company also previously leased two facilities in Berkeley, California under operating leases that had remaining lease terms until 2021 and 2023. On December 18, 2019, the Company entered into a Lease Termination Agreement (“the Lease Termination”) with each of the 7th Street Properties II (“7th Street LP”) and 7th Street Property General Partnership (“7th Street GP”) to early terminate the Company’s two operating leases in Berkeley, California. As a result of the lease terminations the Company was also released from all financial obligations under its sublease agreements. The Company agreed to pay an early termination fee of $1.6 million in total and recognized a loss on lease termination of $0.4 million for the year ended December 31, 2019, which was included in other income (expense), net in the consolidated statements of operations and comprehensive loss.

The following table summarizes maturity of the Company’s operating lease liabilities as of June 30, 2020 (in thousands):

Operating
Undiscounted lease payments	Leases
2020 (excluding six months ended June 30, 2020)	$95
2021	196
2022	202
2023	35
Thereafter	—
Total undiscounted lease payments	528
Present value adjustment	(37)
Total net lease liabilities	$491

The following table summarizes the cost components of the Company’s operating leases for the three and six months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Lease costs:
Operating lease cost	$44	$602	$88	$1,211
Variable lease cost (1)	1	375	2	971
Total lease costs	$45	$977	$90	$2,182
(1)	Under the terms of the lease agreements, the Company is also responsible for certain variable lease payments that are not included in the measurement of the lease liability. Variable lease payments include non-lease components such as common area maintenance fees.

The following information represents supplemental disclosure for the statement of cash flows related to operating leases (in thousands):

	Six Months Ended June 30,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows under operating leases	$94	$1,308

The present value assumptions used in calculating the present value of the lease payments as of June 30, 2020 and December 31, 2019 were as follows:

	June 30,	December 31,
	2020	2019
Weighted-average remaining lease term
Operating leases	2.67 years	3.17 years
Weighted-average discount rate
Operating leases	5.51%	5.51%

Sublease Agreements

In December 2019, the Company’s rights and obligations under its sublease arrangements transferred to 7th Street LP and 7th Street GP, and the Company was released from all financial obligations under its sublease agreements. Upon termination, the Company recognized a loss on lease termination of $0.4 million in other income (expense).

No sublease income was recognized for the three and six months ended June 30, 2020 due to the termination of the sublease agreements in 2019. For the three and six months ended June 30, 2019, the Company recognized $0.8 million and $1.5 million of sublease income under these sublease agreements in other income (expense).

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

As of June 30, 2020, both warrants are outstanding. In addition, both warrants may be exercised on a cashless basis and are exercisable within 10 years from the date of issuance or upon the consummation of certain acquisitions of the Company.

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

The Company recorded $0.2 million and $0.4 million of non-cash interest expense resulting from the amortization of the discount and accretion of the final payment for the three and six months ended June 30, 2020, respectively. The Company recorded $0.1 million and $0.2 million of non-cash interest expense resulting from the amortization of the discount and accretion of the final payment for the three and six months ended June 30, 2019, respectively.

As of June 30, 2020, the carrying value of the debt under the Loan Agreement was $14.9 million. Of this amount, $7.6 million is classified as current portion of long-term debt and $7.3 million is classified as long-term debt on the condensed consolidated balance sheet. As of December 31, 2019, the carrying value of the debt under the Loan Agreement was $16.4 million. Of this amount, $5.2 million was classified as current portion of long-term debt and $11.2 million was classified as long-term debt on the condensed consolidated balance sheet.

Novartis Note

In May 2005, the Company executed a secured note agreement (the “Note Agreement”) with Novartis, which was due and payable in full in June 2015. Under the Note Agreement, the Company borrowed semi-annually to fund up to 75% of the Company’s research and development and commercialization costs under its collaboration arrangement with Novartis, not to exceed $50.0 million in aggregate principal amount. Interest on the principal amount of the loan accrues at six-month LIBOR plus 2%, which was equal to 2.41% at June 30, 2020, and the interest rate resets in June and December annually. Accrued interest is payable semi-annually in June and December of each year or, at the Company’s election, the semi-annual interest payments may be added to the outstanding principal amount, in lieu of a cash payment, as long as the aggregate principal amount does not exceed $50.0 million. The Company has made this election for all interest payments. Loans under the Note Agreement are secured by the Company’s interest in its collaboration with Novartis, including any payments owed to it thereunder.

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

As of June 30, 2020 and December 31, 2019, the outstanding principal balance under the Secured Note Amendment was $16.2 million and $15.9 million, respectively, and was included in long-term debt in the accompanying condensed consolidated balance sheets.

Payments of Long-Term Debt

Aggregate future principal, final payment fees and discounts of the Company’s long-term debt as of June 30, 2020, are as follows (in thousands):

2020 (excluding six months ended June 30, 2020)	$3,750
2021	8,534
2022	21,200
Thereafter	—
Total payments	33,484
Less: interest, final payment fees, discount and issuance costs	(2,391)
Total payments, net of interest, final payment fees, discount and issuance costs	31,093
Less: current portion of long-term debt	(7,596)
Long-term debt	$23,497

Interest Expense

Amortization of debt issuance costs and discounts are included in interest expense. Interest expense in the condensed consolidated statements of operations and comprehensive loss relates to the following debt instruments (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
SVB loans	$356	$236	$739	$477
Novartis note	151	186	309	372
Other	1	1	2	3
Total interest expense	$508	$423	$1,050	$852

9. Common Stock Warrants

As of June 30, 2020 and December 31, 2019, the following common stock warrants were outstanding:

			Exercise Price	June 30,	December 31,
Issuance Date	Expiration Date	Balance Sheet Classification	per Share	2020	2019
February 2015	February 2020	Stockholders’ equity	$66.20	—	9,063
February 2016	February 2021	Stockholders’ equity	$15.40	8,249	8,249
May 2018	May 2028	Stockholders’ equity	$23.69	6,332	6,332
March 2019	March 2029	Stockholders’ equity	$14.71	4,845	4,845
				19,426	28,489

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

Contingent Consideration

Pursuant to the Company’s royalty purchase agreement with Bioasis the Company has committed to pay the Bioasis Contingent Consideration. The Company recorded $0.1 million for the Bioasis Contingent Consideration which represents the estimated fair value of these potential future payments at the inception of the agreements. The contingent consideration is remeasured at fair value at each reporting period, with changes in fair value recorded in other income (expense), net. As of June 30, 2020, there were no changes in the estimated fair value of the contingent consideration from its initial value. The liability for future Aronora Royalty Milestones will be recorded when the amounts by product are estimable and probable. As of June 30, 2020, none of these Aronora Royalty Milestones were assessed to be probable and as such, none was recorded on the condensed consolidated balance sheet.

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

The fair value of the stock options granted during the three and six months ended June 30, 2020 and 2019, was estimated based on the following weighted average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Dividend yield	0%	0%	0%	0%
Expected volatility	100%	102%	100%	103%
Risk-free interest rate	0.40%	2.21%	0.77%	2.51%
Expected term	5.93 years	5.60 years	5.66 years	5.60 years

Stock option activity for the six months ended June 30, 2020, was as follows:

		Weighted	Weighted	Aggregate
		Average	Average	Intrinsic
		Exercise	Contractual	Value
	Number of	Price	Term	(in
	shares	Per Share	(in years)	thousands)
Outstanding at beginning of year	1,839,623	$20.42	6.88	$26,829
Granted	187,811	21.12
Exercised	(2,000)	4.77
Forfeited, expired or cancelled	(17,036)	147.00
Outstanding at end of period	2,008,398	$19.43	6.75	$16,254
Exercisable at end of period	1,604,258	$19.70	6.18	$15,169

The aggregate intrinsic value of stock options exercised during the six months ended June 30, 2020 and 2019 was $40,000 and $0.2 million, respectively.

The weighted-average grant-date fair value per share of the options granted during the six months ended June 30, 2020 and 2019 was $16.22 and $11.37, respectively.

As of June 30, 2020, $4.0 million of total unrecognized compensation expense related to stock options is expected to be recognized over a weighted average period of 1.78 years.

Performance-Based Stock Options

Stock-based compensation expense associated with the corporate performance-based stock options is recognized if the performance condition is considered probable of achievement using management’s best estimates. In 2017, the Company granted performance-based stock options with vesting criteria related to performance in 2017, 2018, and 2019. In 2019, the Company had 41,250 shares remaining related to outstanding performance-based stock options with a grant date fair value of $0.2 million that had vesting criteria based solely on the achievement of fiscal year 2019 corporate goals as set by the Compensation Committee of the Company’s Board of Directors. For the year ended December 31, 2019, the Company determined that all remaining performance criteria were achieved and therefore the related expense of $0.2 million was recognized for the year ended December 31, 2019. After December 31, 2019, no performance-based stock options were outstanding and there was no unrecognized compensation cost related to performance-based stock options.

Stock-based Compensation Expense

The following table shows total stock-based compensation expense for stock options and ESPP in the condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Research and development	$—	$59	$—	$108
General and administrative	773	952	2,561	2,631
Total stock-based compensation expense	$773	$1,011	$2,561	$2,739

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

In February 2020, BVF elected to increase the beneficial ownership limitation of the Series Y preferred stock to 50%, which became effective on April 11, 2020. On April 15, 2020, BVF converted all of their shares of Series Y preferred stock into common stock. As of June 30, 2020, BVF owned approximately 36.5% of the Company’s total outstanding shares of common stock, and if all of the Series X convertible preferred shares were converted, BVF would own 56.4% of the Company’s total outstanding shares of common stock. Due to its significant equity ownership, BVF is considered a related party of the Company.

Preferred Stock

The Company sold directly to BVF 5,003 shares of Series X convertible preferred stock in 2017 and 1,252.772 shares of Series Y preferred stock in 2018. There were 5,003 shares of Series X convertible preferred stock and no shares of Series Y convertible preferred stock outstanding as of June 30, 2020, after BVF converted all Series Y preferred stock into common stock on April 15, 2020. The Series X and Series Y convertible preferred stock have the following characteristics, which are set forth in Certificates of Designation of Preferences, Rights and Limitations filed with the Delaware Secretary of State.

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

The Company recorded an income tax benefit of $1.5 million for the six months ended June 30, 2020 as a result of the CARES Act, which was enacted on March 27, 2020. The CARES Act permits the Company to carry back losses from 2018 to offset its income in 2017 resulting in an income tax receivable. The Company continues to maintain a full valuation allowance against its remaining net deferred tax assets.

The Company has a total of $5.5 million of gross unrecognized tax benefits, none of which would affect the effective tax rate upon realization. The Company currently has a full valuation allowance against its U.S. net deferred tax assets, which would impact the timing of the effective tax rate benefit should any of these uncertain tax positions be favorably settled in the future.

The Company does not expect its unrecognized tax benefits to change significantly over the next twelve months. The Company will recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. Through June 30, 2020, the Company has not accrued interest or penalties related to uncertain tax positions.

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

Recent Business Developments

COVID-19

The worldwide spread of the COVID-19 pandemic continues to pose risks to our business as clinical trials industry-wide have slowed. Our business is dependent on the continued development and commercialization efforts of our licensees and our royalty agreement counterparties. We have been monitoring and continue to monitor our portfolio programs for potential delays in underlying research programs and elections of our partners to continue or cease development. Delays in clinical trials and underlying research programs may lead to delayed revenue from milestones from our licensees or, if certain research programs are discontinued, we may recognize impairment charges for our royalty receivables. COVID-19 may impact our underlying programs in a variety of ways which are unknown in length and scope at this time.

We amended our license agreement with Rezolute, Inc. (“Rezolute”) to extend payment schedule of the $2.6 million balance receivable from Rezolute during the first quarter of 2020. If Rezolute is unable to obtain additional financing due to COVID-19 related economic conditions, a portion of the receivable balance may not be collectible (see further discussion below).

Zydus

In March 2020, we entered into a license agreement (the “Zydus Agreement”) with Cadila Healthcare Limited (“Zydus”) under which we granted Zydus an exclusive royalty-bearing license to our anti-interleukin-2 (“IL-2”) monoclonal antibody, including mAb19, for Zydus to develop and commercialize drug candidates in India, Brazil, Mexico and certain other emerging markets. We retain rights in all other territories, subject to a Zydus right of first negotiation. Under the terms of the Zydus Agreement, Zydus is responsible for the development and commercialization of IL-2 based immune-oncology drug candidates. XOMA is entitled to receive up to $0.5 million development and regulatory milestone payments, up to $23.5 million commercial milestone payments, and mid-single digit to low teens royalties from Zydus. We are also eligible to share out-licensing revenue received by Zydus should Zydus (sub)license to third parties, which are tiered based on clinical trial stage and range from a low to mid double-digit percentage rate.

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

In the first quarter of 2020, we received the scheduled $0.4 million Future Cash Payment from Rezolute. We evaluated Rezolute’s cash position as of March 31, 2020, including the estimated impact of the COVID-19 pandemic, and determined payments scheduled beyond September 30, 2020 were unlikely to be collected unless Rezolute is able to obtain additional funding, which had not occurred as of March 31, 2020. Therefore, for the three months ended March 31, 2020, we recorded $1.4 million in bad debt expense related to the Future Cash Payments. In the second quarter of 2020, we received the scheduled $0.4 million Future Cash Payment from Rezolute. As of June 30, 2020, we have an outstanding receivable of $0.4 million representing our current estimate of the Future Cash Payments expected to be received from Rezolute.

Critical Accounting Policies

Critical accounting policies are those that require significant judgment and/or estimates by management at the time that the financial statements are prepared such that materially different results might have been reported if other assumptions had been made. We consider certain accounting policies including, but not limited to, those related to revenue recognition, and stock-based compensation to be critical policies. Our significant accounting policies are included in “Part I - Item 1 – Condensed Consolidated Financial Statements - Note 2 – Basis of Presentation and Significant Accounting Policies.” Other than the adverse impact of the COVID-19 pandemic on our carrying value of receivables, there have been no significant changes in our critical accounting policies during the six months ended June 30, 2020, as compared with those previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 10, 2020.

Results of Operations

Revenues

Total revenues for the three and six months ended June 30, 2020 and 2019, were as follows (in thousands):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2020	2019	Change	2020	2019	Change
Revenue from contracts with customers	$53	$625	$(572)	$553	$8,651	$(8,098)
Revenue recognized under units-of-revenue method	391	337	54	695	442	253
Total revenues	$444	$962	$(518)	$1,248	$9,093	$(7,845)

Revenue from Contracts with Customers

Revenue from contracts with customers includes upfront fees, milestone payments and royalties related to the out-licensing of our product candidates and technologies. The decrease for the three months ended June 30, 2020, as compared to the same period in 2019, was primarily due to $0.5 million recognized under our collaboration agreement with Takeda in the second quarter of 2019. The decrease for the six months ended June 30, 2020, as compared to the same period in 2019, was primarily due to $8.0 million of license fee revenue recognized under our license agreement with Rezolute in the first quarter of 2019.

The generation of future revenues related to licenses, milestones, and royalties is dependent on the achievement of milestones or product sales by our existing licensees. Due to the anticipated impact of COVID-19 on clinical trial activities of our licensees, potential milestone payments may be delayed.

Revenue recognized under units-of-revenue method

Revenues recognized under the units-of-revenue method include the amortization of unearned revenue from the sale of royalty interests to HealthCare Royalty Partners II, L.P (“HCRP”) in 2016. The increase in revenues for the three and six months ended June 30, 2020, as compared to the same periods in 2019, was primarily due to the increase in sales of products underlying the agreements with HCRP.

Research and Development Expenses

Research and development (“R&D”) expenses were $38,000 and $0.1 million for the three and six months ended June 30, 2020, respectively, compared with $0.7 million and $1.0 million for the same periods in 2019. The decrease of $0.7 million for the three months ended June 30, 2020, compared to the same period of 2019, was due to a $0.5 million decrease in license fee expenses and a $0.2 million decrease in salary and related expenses. The decrease of $0.9 million for the six months ended June 30, 2020, compared to the same period of 2019, was primarily due to a $0.5 million decrease in license fee expenses and a $0.3 million decrease in salary and related expenses.

We expect our R&D spending during the remainder of 2020 to be lower than 2019 levels due to the focus on our royalty aggregator business model.

General and Administrative Expenses

General and administrative (“G&A”) expenses include salaries and related personnel costs, professional fees, and facilities costs. G&A expenses were $3.6 million and $9.9 million for the three and six months ended June 30, 2020, respectively, compared with $4.9 million and $10.9 million for the same periods in 2019. The decrease of $1.3 million for the three months ended June 30, 2020, as compared to the same periods of 2019, was primarily due to a $0.9 million decrease in facilities costs and a $0.3 million decrease in salary and related expenses. The decrease of $1.0 million for the six months ended June 30, 2020, as compared to the same period of 2019, was primarily due to a $2.1 million decrease in facilities costs and a $0.3 million decrease in salary and related expenses, partially offset by a $1.4 million increase in bad debt expense.

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

Other Income (Expense)

Interest Expense

Amortization of debt issuance costs and discounts are included in interest expense. Interest expense is shown below for the three and six months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2020	2019	Change	2020	2019	Change
SVB loans	$356	$236	$120	$739	$477	$262
Novartis note	151	186	(35)	309	372	(63)
Other	1	1	—	2	3	(1)
Total interest expense	$508	$423	$85	$1,050	$852	$198

The increase in interest expense compared with 2019 is primarily due to the outstanding loan balance with SVB. If interest rates remain constant or further decrease in response to the current economic environment, we expect our interest expense to decrease for the remainder of 2020. However, if market rates increase in the near term, or if we elect to obtain additional financing, our interest expense may increase.

Other Income (Expense), Net

The following table shows the activity in other income (expense), net for the three and six months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2020	2019	Change	2020	2019	Change
Other income (expense), net
Investment income	2	—	2	$148	$—	$148
Change in fair value of equity securities	123	31	92	(150)	746	(896)
Sublease income	—	775	(775)	—	1,529	(1,529)
Other	1	256	(255)	1	513	(512)
Total other income (expense), net	$126	$1,062	$(936)	$(1)	$2,788	$(2,789)

As a result of the early termination of our legacy leases in December 2019, we are no longer party to any subleases, resulting in a decrease in sublease income for the three and six months ended June 30, 2020 as compared with the same periods of 2019.

We own equity securities consisting of shares of Rezolute’s common stock which are remeasured at fair value at each reporting period. During the six months ended June 30, 2020 and 2019 we remeasured the fair value of the equity securities and recognized a loss of $0.2 million and a gain of $0.7 million, respectively.

Provision for Income Taxes

We recorded an income tax benefit of $1.5 million for the six months ended June 30, 2020 as a result of the CARES Act, which was enacted on March 27, 2020. The CARES Act permits us to carry back losses from 2018 to offset income in 2017 resulting in an income tax receivable. We continue to maintain a full valuation allowance against our remaining net deferred tax assets.

Liquidity and Capital Resources

The following table summarizes our cash, working capital and cash flow activities for each of the periods presented (in thousands):

	June 30,	December 31,
	2020	2019	Change
Cash	$49,491	$56,688	$(7,197)
Working capital	$40,993	$51,098	$(10,105)

	Six Months Ended June 30,
	2020	2019	Change
Net cash (used in) provided by operating activities	$(5,150)	$64	$(5,214)
Net cash used in investing activities	—	$(6,300)	6,300
Net cash (used in) provided by financing activities	(2,047)	2,783	(4,830)
Net decrease in cash	$(7,197)	$(3,453)	$(3,744)

Cash (Used in) Provided by Operating Activities

Net cash used in operating activities for the six months ended June 30, 2020 of $5.2 million was primarily due to the $8.3 million net loss incurred, partially offset by stock-based compensation expense of $2.6 million. The net cash provided by operating activities in 2019 of $0.1 million was primarily due to the $5.5 million cash receipts under the license and common stock purchase agreement with Rezolute in January 2019.

Cash Used in Investing Activities

No cash was provided by or used in investing activities for the six months ended June 30, 2020. Net cash used in investing activities for the six months ended June 30, 2019 was due to the purchases of milestone and royalty rights of $6.3 million in connection with the Bioasis Royalty Purchase Agreement executed in February 2019 and the Aronora Royalty Purchase Agreement executed in April 2019.

Cash (Used in) Provided by Financing Activities

Net cash used in financing activities for the six months ended June 30, 2020 of $2.0 million was primarily related to principal payments of debt.

Net cash provided by financing activities for the six months ended June 30, 2019 of $2.8 million was primarily related to proceeds received under the Loan Agreement of $3.0 million.

Silicon Valley Bank Loan Agreement

Under our Loan Agreement with SVB, upon our request, SVB may make advances available to us up to $20.0 million. In March 2019, we and SVB amended the Loan Agreement to extend the draw period from March 31, 2019 to March 31, 2020. Our draw period lapsed on March 31, 2020 with no further extension. In connection with the amendment in March 2019, we issued a second warrant to SVB which is exercisable in whole or in part for up to an aggregate of 4,845 shares of common stock with an exercise price of $14.71 per share. The warrant may be exercised on a cashless basis and is exercisable within 10 years from the date of issuance or upon the consummation of certain acquisitions of XOMA. As of June 30, 2020, we had an outstanding principal balance of $15.6 million under the Loan Agreement, and a net carrying value of $14.9 million, $7.6 million of which was classified as current portion of long-term debt.

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

***

We have incurred significant operating losses since our inception and have an accumulated deficit of $1.2 billion as of June 30, 2020. As of June 30, 2020, we had $49.5 million in cash, which we anticipate will enable us to maintain our operations for a period of at least 12 months following the filing date of this report.

We have taken and continue to take steps to manage our resources by reducing and/or deferring certain discretionary expenditures to mitigate the adverse impact of the COVID-19 pandemic. Future impacts of COVID-19 may require further actions to improve our cash position, which may include reducing or delaying acquisitions of additional royalty and milestone rights or obtaining additional funds through debt arrangements, under the 2018 ATM Agreement, or other equity issuances. Our ability to raise additional capital in the equity and debt markets, should we choose to do so, is dependent on a number of factors, including, but not limited to, the market demand for our common stock, which itself is subject to a number of development and business risks and uncertainties, our creditworthiness and the uncertainty that we would be able to raise such additional capital at a price or on terms that are favorable to us. In addition, our ability to raise additional funds may be adversely impacted by deteriorating global economic conditions and the recent disruptions to and volatility in the credit and financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic.

Changes in Commitments and Contingencies

Our commitments and contingencies were reported in our Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the SEC. There have been no material changes from the commitment and contingencies previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

Changes in Internal Control

There have been no changes in our internal controls over financial reporting as defined in Rule 13a-15(f) under the Exchange Act during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. While COVID-19 has resulted in our staff operating remotely, our established internal control structure is not impacted. As we continue to monitor and adapt to the changing environment due to COVID-19 and the related Cybersecurity impact, including a security breach or cyber-attack, we will continue to evaluate our internal controls over financial reporting.

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

Risks Related to our Royalty Aggregator Strategy

The COVID-19 pandemic has adversely impacted and could materially and adversely impact in the future our licensees or royalty-agreement counterparties, which could cause delays or elimination of our receipts of potential milestones and royalties under our licensing or royalty and milestone acquisition arrangements.*

In March 2020, COVID-19, the disease caused by a novel strain of coronavirus, was declared a pandemic by the World Health Organization. The pandemic has severely affected global economic activity and resulted in the implementation of significant governmental measures, including lockdowns, closures, quarantines and travel bans, intended to control the spread of the virus.

The COVID-19 pandemic has adversely impacted and could materially and adversely impact in the future our licensees or royalty-agreement counterparties, which could cause delays, suspensions or cancellations of their drug development efforts including, without limitation, their clinical trials which would correspondingly delay, suspend or negate the timing of our potential receipts of milestones and royalties under our out-licensing or royalty acquisition agreements. The disruptions to our licensees or royalty purchase agreement counterparties could include, without limitation:

●	delays or difficulties in recruiting and enrolling new patients in their clinical trials;
●	delays or difficulties in clinical site initiation, including difficulties in recruiting clinical site investigators and clinical site staff;
●	diversion of healthcare resources away from the conduct of clinical trials, including the diversion of hospitals serving as their clinical trial sites and hospital staff supporting the conduct of their clinical trials;

●	interruption of key clinical trial activities, such as clinical trial site monitoring, due to limitations on travel imposed or recommended by federal or state governments, employers and others;
●	limitations in employee resources that would otherwise be focused on the conduct of their clinical trials, including because of sickness of employees or their families or the desire of employees to avoid contact with large groups of people;
●	interruption in global shipping that may affect the transport of clinical trial supplies and materials, such as the investigational drug product used in their clinical trials;
●	delays in receiving approval from the U.S. Food and Drug Administration (“FDA”), the European Medicines Agency (“EMA”) and other U.S. and foreign federal, state and local regulatory authorities to initiate their planned clinical trials;
●	changes in FDA, state and local regulation (and those of their foreign counterparts if applicable) as part of a response to the COVID-19 pandemic which may change the ways in which clinical trials are conducted or discontinue clinical trials altogether;
●	delays in necessary interactions with regulators, ethics committees and other important agencies and contractors due to limitations in employee resources or forced furlough of government employees;
●	delay in the timing of other interactions with the FDA due to absenteeism by federal employees or by the diversion of their efforts and attention to approval of other therapeutics or other activities related to COVID-19; and
●	refusal of the FDA to accept data from clinical trials in affected geographies outside the United States or of foreign regulatory authorities to accept data from clinical trials in affected areas outside their applicable countries.

The extent to which the COVID-19 pandemic continues to impact our business and prospects and the overall economies of the United States and other countries will depend on numerous evolving factors, which are highly uncertain and cannot be predicted with confidence, such as the duration and scope of the pandemic, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease.

The COVID-19 pandemic continues to pose risks to our business, including at our headquarters in Emeryville, California, which has in the past been subject to local and statewide “stay-at-home” orders issued by Alameda County and the Governor of the State of California, as well as the business or operations of our partners and other third parties with whom we conduct business.*

The COVID-19 pandemic has resulted in extended travel and other continued restrictions in order to reduce the spread of the disease, including a California executive order, San Francisco Bay Area orders and several other state and local orders across the country, which, among other things, direct individuals to continue to shelter at their places of residence, direct businesses and governmental agencies to cease non-essential operations at physical locations, prohibit certain non-essential gatherings, and order cessation of non-essential travel. The evolving effects of the COVID-19 pandemic and government measures taken in response have had a significant impact, both direct and indirect, on businesses and commerce, as significant reductions in business related activities have occurred, supply chains have been disrupted, and manufacturing and clinical development activities have been curtailed or suspended.

In response to these public health directives and orders, we previously implemented a work-from-home policy for all employees. We have been able to maintain our operations and productivity thus far; however, prolonged working remotely may negatively impact productivity, disrupt our business and delay our timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course.

In addition, quarantines, stay-at-home, executive and similar government orders, shutdowns or other restrictions on the conduct of business operations continue to impact personnel at third-party clinical testing sites, manufacturing facilities, or the availability or cost of materials, which could disrupt our licensees’ and royalty purchase agreement counterparties’ supply chains.

The spread of COVID-19, which has caused a broad impact globally, may materially affect us economically. While the evolving economic impacts brought by, and the duration of, COVID-19 may be difficult to assess or predict, it has already significantly disrupted global financial markets, and may limit our ability to access capital, which could in the future negatively affect our liquidity. A recession or market correction resulting from the spread of COVID-19 could materially affect our business and the value of our common stock.

The evolving effects of the COVID-19 pandemic have already resulted in significant disruption of global financial markets. While several of our partners have experienced delays due to the COVID-19 pandemic, we do not yet know the full extent of potential delays or impacts on our business, clinical trials, healthcare systems or the global economy as a whole. However, the effects could continue to have a material impact on our operations and could adversely affect our business, financial condition, results of operations and prospects in future periods.

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

Some of these acquisitions may expose us to credit risk in the event of a default by or bankruptcy of the licensor(s) or licensee(s) that are parties to the applicable license agreement(s) covering the potential milestone and royalty streams being acquired. In addition, the impact of COVID-19 on the capital markets may limit our licensees’ or royalty-agreement counterparties’ ability to access additional funding. While we generally try to structure our receipt of potential milestone and royalty payments to minimize the risk associated with such a default or bankruptcy, there can be no assurance that any such default or bankruptcy will not adversely affect our ability to receive future potential royalty and/or milestone payments. To mitigate this risk, on occasion, we may obtain a security interest as collateral in such royalty, milestone and other payments. Our credit risk in respect of such counterparty may be exacerbated when the collateral held by us cannot be realized upon or is liquidated at prices sufficient to recover the full amount we are due pursuant to the terms of the particular assets. This could occur in circumstances where the original collateral was not sufficient to cover a complete loss (e.g., our interests were only partially secured) or may result from the deterioration in value of the collateral, so that, in either such case, we are unable to recuperate our full capital outlay. Any such losses resulting therefrom could materially and adversely affect our financial condition and results of operations.

Many of our potential royalty acquisitions may be associated with drug products that are in clinical development and have not yet been commercialized. To the extent that such products are not successfully developed and commercialized, our financial condition and results of operations may be negatively impacted. Acquisitions of potential royalties associated with development stage biopharmaceutical product candidates are subject to a number of uncertainties.*

As part of our royalty aggregator strategy, we may continue to purchase future potential milestone and royalty streams associated with drug products which are in clinical development and have not yet received marketing approval by any regulatory authority or been commercialized. There can be no assurance that the FDA, the EMA or other regulatory authorities will approve such products or that such products will be brought to market timely or at all, or that the market will be receptive to such products. To the extent that any such drug products are not successfully developed and subsequently commercialized, the value of our acquired potential milestone and royalty streams will be negatively affected. The ultimate success of our royalty aggregator strategy will depend on our ability to properly identify and acquire high quality products and the ability of the applicable counterparty to innovate, develop and commercialize their products, in increasingly competitive and highly regulated markets. Their inability to do so would negatively affect our ability to receive royalty and/or milestone payments. In addition, we are dependent, to a large extent, on third parties to enforce certain rights for our benefit, such as protection of a patent estate, adequate reporting and other protections, and their failure to do so would presumably negatively impact our financial condition and results of operations.

If the FDA, the EMA or other regulatory authority approves a development-stage product candidate that generates our royalty, the labeling, packaging, adverse event reporting, storage, advertising, promotion and recordkeeping for the product will be subject to extensive and ongoing regulatory requirements. The subsequent discovery of previously unknown problems with the product, including adverse events of unanticipated severity or frequency, may result in restrictions on the marketing of the product, and could include withdrawal of the product from the market.

In addition, the developers of these development-stage product candidates may not be able to raise additional capital to continue their discovery, development and commercialization activities, which may cause them to delay, reduce the scope of, or eliminate one or more of their clinical trials or research and development programs. If other product developers introduce and market products that are more effective, safer or less expensive than the relevant products that generate our royalties, or if such developers introduce their products prior to the competing products underlying our royalties, such products may not achieve commercial success and thereby result in a loss for us.

Further, the developers of such products may not have sales, marketing or distribution capabilities. If no sales, marketing or distribution arrangements can be made on acceptable terms or at all, the affected product may not be able to be successfully commercialized, which will result in a loss for us. Losses from such assets could have a material adverse effect on our business, financial condition and results of operations.

We intend to continue, and may increase, this strategy of acquiring development-stage product candidates. While we believe that we can readily evaluate and gain conviction about the likelihood of a development-stage product candidate’s approval and achieving significant sales, there can be no assurance that our assumptions will prove correct, that regulatory authorities will approve such development-stage product candidates, that such development-stage product candidates will be brought to market timely or at all, or that such products will achieve commercial success.

Biopharmaceutical products are subject to sales risks.*

Biopharmaceutical product sales may be lower than expected due to a number of reasons, including pricing pressures, insufficient demand, product competition, failure of clinical trials, lack of market acceptance, obsolescence, loss of patent protection, the impact of the COVID-19 global pandemic or other factors and development-stage product candidates may fail to reach the market. Unexpected side effects, safety or efficacy concerns can arise with respect to a product, leading to product recalls, withdrawals or declining sales. As a result, payments of our future potential milestones and/or royalties may be reduced or cease. In addition, these potential payments may be delayed, causing our near-term financial performance to be weaker than expected.

Biopharmaceutical products are subject to substantial competition.*

The biopharmaceutical industry is a highly competitive and rapidly evolving industry. The length of any product’s commercial life cannot be predicted with certainty. There can be no assurance that one or more products on which we are entitled to a royalty will not be rendered obsolete or non-competitive by new products or improvements on which we are not entitled to a royalty, either by the current marketer of such products or by another marketer. Current marketers of products may undertake these development efforts in order to improve their products or to avoid paying our royalty. Adverse competition, obsolescence or governmental and regulatory action or healthcare policy changes could significantly affect the revenues, including royalty-related revenues, of the products which generate our royalties.

Competitive factors affecting the market position and success of each product include:

●	effectiveness;
●	safety and side effect profile;
●	price, including third-party insurance reimbursement policies;
●	timing and introduction of the product;
●	effectiveness of marketing strategy and execution;
●	governmental regulation;
●	availability of lower-cost generics and/or biosimilars;
●	treatment innovations that eliminate or minimize the need for a product; and
●	product liability claims.

Biopharmaceutical products that have the potential to generate future milestones and royalties for us may be rendered obsolete or non-competitive by new products, including generics and/or biosimilars, improvements on existing products or governmental or regulatory action. In addition, as biopharmaceutical companies increasingly devote significant resources to innovate next-generation products and therapies using gene editing and new curative modalities, such as cell and gene therapy, products on which we have a milestone or royalty rights may become obsolete. These developments could have a material adverse effect on the sales of the biopharmaceutical products that have potential to generate our milestones and royalties, and consequently could materially adversely affect our business, financial condition and results of operations.

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

We have incurred significant operating losses and negative cash flows from operations since our inception. We had net losses of $2.0 million and $13.3 million for the years ended December 31, 2019 and December 31, 2018, respectively. As of June 30, 2020, we had an accumulated deficit of $1.2 billion. We do not know whether we will ever achieve sustained profitability or whether cash flow from future operations will be sufficient to meet our needs.

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

Our royalty aggregator strategy may require us to raise additional funds to acquire milestone and royalty interests; we cannot be certain that funds will be available or available at an acceptable cost of capital, and if they are not available, we may be unsuccessful in acquiring milestone and royalty interests to sustain the business in the future.*

We may need to commit substantial funds to continue our business, and we may not be able to obtain sufficient funds on acceptable terms, if at all. Any additional debt financing or additional equity that we raise may contain terms that are not favorable to us and/or result in dilution to our stockholders, including pursuant to our 2018 ATM Agreement. If we raise additional funds through licensing arrangements with third parties, we may be required to relinquish some rights to our technologies or our product candidates, grant licenses on terms that are not favorable to us or enter into a license arrangement for a product candidate at an earlier stage of development or for a lesser amount than we might otherwise choose.

If adequate funds are not available on a timely basis, we may:

●	reduce or eliminate royalty aggregation efforts;
●	further reduce our capital or operating expenditures;
●	curtail our spending on protecting our intellectual property; or
●	take other actions which may adversely affect our financial condition or results of operations.

Changes in the potential royalty acquisition market, including its structure and participants, or a reduction in the growth of the biopharmaceutical industry, could lead to diminished opportunities for us to acquire potential royalties, fewer potential royalties (or potential royalties of significant scale) being available, or increased competition for potential royalties. Even if we continue to acquire potential royalties and they become actual royalties, they may not generate a meaningful return for a period of several years, if at all, due to the price we pay for such royalties or other factors relating to the underlying products. As a result, we may not be able to continue to acquire potential milestones and royalties as we have in the past, or at all.

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

We use leverage in connection with our capital deployment, which magnifies the potential for loss if the potential royalties acquired or generated through out-licensing agreements do not generate sufficient income to us.*

We use borrowed funds to finance a portion of our deployed capital. The use of leverage creates an opportunity for an increased return but also increases the risk of loss if our assets do not generate sufficient income to us. The interest expense and other costs incurred in connection with such borrowings may not be covered by the future potential income from our assets. In addition, leverage may inhibit our operating flexibility and reduce cash flow available for dividends to our shareholders (if ever contemplated).

The level of our indebtedness could limit our ability to respond to changing business conditions. The various agreements relating to our borrowings may impose operating and financial restrictions on us which could affect the number and size of the potential milestones and royalties that we may pursue. Therefore, no assurance can be given that we will be able to take advantage of favorable conditions or opportunities as a result of any restrictive covenants under our indebtedness. There can also be no assurance that additional debt financing, either to replace or increase existing debt financing, will be available when needed or, if available, will be obtainable on terms that are commercially reasonable.

Additional risks related to our leverage include:

●	our potential future milestones and royalties are used as collateral for our borrowings;
●	in the event of a default under any of our secured borrowings, one or more of our creditors or their assignees could obtain control of our future potential milestones and royalties and, in the event of a distressed sale, these creditors could dispose of these royalties for significantly less value than we could realize for them;
●	we may have to comply with various financial covenants in future agreements that govern our debt, including requirements to maintain certain leverage ratios and coverage ratios, which may affect our ability to achieve our business objectives;
●	our ability to pay dividends to our shareholders (if ever contemplated) may be restricted;
●	to the extent that interest rates at which we borrow increase, our borrowing costs will increase and our leveraging strategy will become more costly, which could lead to diminished net profits; and
●	because our debt utilizes LIBOR as a factor in determining the applicable interest rate, the expected discontinuation and transition away from LIBOR may increase the cost of servicing our debt, lead to higher borrowing costs and have an adverse effect on our results of operations and cash flows.

Our business is subject to interest rate risk.*

The interest rates at which we borrow are not fixed, but rather vary from time to time in relation to the overall interest rates in the economy. To the extent that interest rates generally increase, our borrowing costs will increase and our leveraging strategy will become more costly, leading to diminished net profits.

Information available to us about the biopharmaceutical products underlying the potential royalties we buy may be limited and therefore our ability to analyze each product and its potential future cash flow may be similarly limited.*

We may have limited information concerning the products generating the future potential royalties we are evaluating for acquisition. Often, the information we have regarding products following our acquisition of a potential royalty may be limited to the information that is available in the public domain. Therefore, there may be material information that relates to such products that we would like to know but do not have and may not be able to obtain. For example, we do not always know the results of studies conducted by marketers of the products of others or the nature or amount of any complaints from doctors or users of such products. In addition, the market data that we obtain independently may also prove to be incomplete or incorrect. Due to these and other factors, the actual potential cash flow from a potential royalty may be significantly lower than our estimates.

Our future income is dependent upon numerous potential milestone and royalty-specific assumptions and, if these assumptions prove not to be accurate, we may not achieve our expected rates of returns.*

Our business model is based on multiple-year internal and external forecasts regarding potential product sales and numerous product-specific assumptions in connection with each potential milestone and royalty acquisition, including where we have limited information regarding the product. There can be no assurance that the assumptions underlying our financial models, including those regarding potential product sales or competition, patent expirations or license terminations for the products underlying our portfolio, are accurate. These assumptions involve a significant element of subjective judgment and may be and in the past have been adversely affected by post-acquisition changes in market conditions and other factors affecting the underlying product. Our assumptions regarding the financial stability or operational or marketing capabilities of the partner obligated to pay us potential royalties may also prove to be incorrect. Due to these and other factors, the assets in our current portfolio or future assets may not generate our projected returns or in the time periods we expect. This could negatively impact our results of operation for a given period.

Reductions or declines in income from potential milestones and royalties, or significant reductions in potential milestone or royalty payments compared to expectations, or impairments in the value of potential milestones and royalties acquired could have a material adverse effect our financial condition and results of operations.*

The duration of a royalty usually varies on a country-by-country basis and can be based on a number of factors, such as patent expiration dates, regulatory exclusivity, years from first commercial sale of the patent-protected product, the entry of competing generic or biosimilar products, or other terms set out in the contracts governing the royalty. It is common for royalty durations to expire earlier or later than anticipated due to unforeseen positive or negative developments over time, including with respect to the granting of patents and patent term extensions, the invalidation of patents, claims of patent misuse, litigation between the party controlling the patents and third party challengers of the patents, the ability of third parties to design around or circumvent valid patents, the granting of regulatory exclusivity periods or extensions, timing for the arrival of generic or biosimilar competitor products, changes to legal or regulatory regimes affecting intellectual property rights or the regulation of pharmaceutical products, product life cycles, and industry consolidations. If an unexpected shortening of a potential royalty term were to occur, it could result in a reduction in a decline in potential income from milestones and royalties, a significant reduction in potential milestones and royalty payments compared to expectations, or a permanent impairment of such potential milestones and royalty payments.

A large percentage of the calculated net present value of our portfolio is represented by a limited number of products. The failure of any one of these products to move forward in clinical development or commercialization may have a material adverse effect on our financial condition and results of operation.*

Our asset portfolio may not be fully diversified by product, geographic region or other criteria. Any significant deterioration in the amount or likelihood of receipt of potential cash flows from the top products in our asset portfolio could have a material adverse effect on our business, financial condition and results of operations. In addition, should the payor of any future potential milestones or royalties decline to pay such potential milestones and royalties for any reason, such failure may result in a material adverse effect on our financial condition and results of operation.

Risks Related to Our Reliance on Third Parties

We rely heavily on license and collaboration relationships, and any disputes or litigation with our partners or termination or breach of any of the related agreements could reduce the financial resources available to us, including our ability to receive milestone payments and future potential royalty and other revenues. License or collaboration agreements relating to products may, in some instances, be unilaterally terminated or disputes may arise which may affect our potential milestones, royalties and other payments.*

License or collaboration agreements relating to the products generating our future milestones and royalties and other payment rights may be terminated, which may adversely affect sales of such products and therefore the potential payments we may receive. For example, under certain license or collaboration agreements, marketers may retain the right to unilaterally terminate the agreements. When the last patent covering a product expires or is otherwise invalidated in a country, a marketer may be economically motivated to terminate the applicable license or collaboration agreement, either in whole or with respect to such country, in order to terminate its payment and other obligations. In the event of such a termination, a licensor (which may be us in the case of our out-licensed products) or collaborator may no longer receive all of the payments it expected to receive from the applicable licensee or collaborator and may also be unable to find another company to continue developing and commercializing the product on the same or similar terms as those under the license or collaboration agreement that has been terminated.

In addition, license or collaboration agreements may fail to provide significant protection for the applicable licensor (which may be us in the case of our out-licensed products) or collaborator in case of the applicable licensee’s or collaborator’s failure to perform or in the event of disputes. License and collaboration agreements which relate to the products underlying our potential future milestones, royalties and other payment rights, are complex and certain provisions in such agreements may be susceptible to multiple interpretations. Disputes may arise regarding intellectual property, royalty terms, payment rights or other contractual terms subject to a license or collaboration agreement, including:

●	the scope or duration of rights granted under the license or collaboration agreement and other interpretative issues;
●	the amounts of royalties, milestones or other payments due under the license or collaboration agreement;
●	the sublicensing of patent or other rights under our license or collaboration relationships;
●	the diligence obligations under the license or collaboration agreement and what activities satisfy such diligence obligations:
●	the inventorship and ownership of inventions and know-how resulting from the joint creation or use of intellectual property by us or our partners; and
●	the priority of invention of patented technology.

The resolution of any contract interpretation disagreement that may arise could narrow what the licensor (which may be us in the case of our out-licensed products) or collaborator believes to be the scope of its rights to the relevant intellectual property or technology, or decrease the licensee’s or collaborator’s financial or other obligations under the relevant agreement, any of which could in turn impact the value of our potential royalties, milestones and other payments and have a material adverse effect on our business, financial condition, results of operations and prospects. If a marketer were to default on its obligations under a license or collaboration agreement, the licensor’s or collaborator’s remedy may be limited either to terminating certain licenses or collaborations related to certain countries or to generally terminate the license or collaboration agreement with respect to such country. In such cases, we may not have the right to seek to enforce the rights of the licensor or collaborator (if not us) and we may be required to rely on the resources and willingness of the licensor or collaborator (if not us) to enforce its rights against the applicable licensee or collaborator. In any of these situations, if the expected upfront, milestone, royalty or other payments under the license or collaboration agreements do not materialize, this could result in a significant loss to us and materially adversely affect our business, financial condition and results of operations. At any given time, the Company may be engaged in discussions with its licensees or collaborators regarding the interpretation of the payment and other provisions relating to products as to which we have milestones and potential royalty or other payment rights. Should any such discussions result in a disagreement regarding a particular product that cannot be resolved satisfactorily to us, we may end up being paid less than anticipated on such product should it successfully progress through clinical development and be approved for commercialization. Should our milestone and future potential royalty or other payment interests be reduced or eliminated as result of any such disagreement, it could have an adverse effect on our business, financial condition, results of operation and prospects.

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

There can be no assurance that the market price of our common stock will not decline below its present market price or that there will be an active trading market for our common stock. The market prices of biotechnology companies have been and are likely to continue to be highly volatile. Fluctuations in our operating results and general market conditions for biotechnology stocks could have a significant impact on the volatility of our common stock price. We have experienced significant volatility in the price of our common stock. From January 1, 2020, through August 3, 2020, the share price of our common stock has ranged from a high of $28.78 to a low of $14.14. Additionally, we have one significant holder of our stock that could affect the liquidity of our stock and have a significant negative impact on our stock price if the holder were to quickly sell their ownership position.

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

We may issue additional equity securities and thereby materially and adversely affect the price of our common stock. In addition, under certain circumstances each share of outstanding preferred stock could be converted into 1,000 shares of common stock which could cause a substantial dilution to our earnings per share and a change in the majority voting control of our Company, if enough of such preferred shares are converted to common shares.*

We expect that significant additional capital will be needed in the future to continue our planned operations. To the extent we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. We may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in such a manner as we determine from time to time, including pursuant to our 2018 ATM Agreement. If we sell common stock, convertible securities or other equity securities in more than one transaction, investors may be materially diluted by subsequent sales. These sales may also result in material dilution to our existing stockholders, and new investors could gain rights superior to our existing stockholders. If we issue additional equity securities, the price of our common stock may be materially and adversely affected.

We are authorized to issue, without stockholder approval, 1,000,000 shares of preferred stock, of which 5,003 shares of Series X preferred stock and no shares of Series Y preferred stock were issued and outstanding as of June 30, 2020, after Biotechnology Value Fund, L.P. (“BVF”) converted all Series Y preferred stock into 1,252,772 shares of common stock on April 15, 2020. Each share of Series X preferred stock is convertible into 1,000 shares of registered common stock. The total number of shares of common stock issuable upon conversion of all issued Series X preferred stock would be 5,003,000 shares. Each share is convertible at the option of the holder at any time, provided that the holder will be prohibited from converting into common stock if, as a result of such conversion, the holder, together with its affiliates, would beneficially own a number of shares above a conversion blocker, which was initially set at 19.99% of our total common stock then issued and outstanding immediately following the conversion of such shares. A holder of Series X preferred shares may elect to increase or decrease the conversion blocker above or below 19.99% on 61 days’ notice, provided the conversion blocker does not exceed the limits under Nasdaq Marketplace Rule 5635(b), to the extent then applicable. If holders of our Series X convertible preferred stock elect to convert their preferred shares into common stock such conversion would dilute our currently outstanding common stock both in number and in earnings per share. BVF (and its affiliates), as current holders of all shares of our Series X preferred stock, would, if they converted all such shares to common stock, obtain majority voting control of the Company. In February 2020, the holders of Series Y convertible preferred shares elected to increase the beneficial ownership limitation to 50% and on April 15, 2020, BVF converted all of their shares of Series Y preferred stock into common stock. As of June 30, 2020, BVF owned approximately 36.5% of our total outstanding shares of common stock.

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

Based on an analysis under Section 382 of the Internal Revenue Code (which subjects the amount of pre-change NOLs and certain other pre-change tax attributes that can be utilized to an annual limitation), we experienced ownership changes in 2009 and 2012, which substantially limit the future use of our pre-change NOLs and certain other pre-change tax attributes per year. In February 16, 2017, we completed an equity financing for net proceeds of $24.8 million which triggered an additional ownership change under Section 382 that significantly impacted the availability of our tax attributes against future income. Further, due to the existence of a net unrealized built-in loss at the ownership change date, Section 382 further limits our ability to fully utilize the tax deductions associated with certain of our assets, including depreciation and amortization deductions recognized during the 60-month period following the ownership change ending in 2022. Although these deductions will occur in the post-change period, Section 382 treats the deductions as pre-change losses subject to the annual 382 limitation. As of June 30, 2020, we have excluded the NOLs and research and development credits that will expire as a result of the annual limitations. To the extent that we do not utilize our carry-forwards within the applicable statutory carry-forward periods, either because of Section 382 limitations or the lack of sufficient taxable income, the carry-forwards will also expire unused.

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

We intend to pursue a strategy to out-license all of our product candidates in order to provide for potential payments, funding and/or royalties on future product sales. The out-license agreements may be structured to share in the proceeds received by a licensee as a result of further development or commercialization of the product candidates. We may not be successful in entering into out-licensing agreements with favorable terms as a result of factors, many of which are outside of our control. These factors include:

●	research and spending priorities of potential licensing partners;
●	willingness of, and the resources available to, pharmaceutical and biotechnology companies to in-license product candidates to fill their clinical pipelines; or
●	our inability to generate proof-of-concept data and to agree with a potential partner on the value of our product candidates, or on the related terms.

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

Our licensees’ product candidates require significant additional research and development, extensive preclinical studies and clinical trials and regulatory approval prior to any commercial sales. This process is lengthy and expensive, often taking a number of years. As clinical results frequently are susceptible to varying interpretations that may delay, limit or prevent regulatory approvals, the length of time necessary to complete clinical trials and to submit an application for marketing approval for a final decision by a regulatory authority varies significantly. As a result, it is uncertain whether:

●	our licensees’ future filings will be delayed;
●	our licensees’ preclinical studies will be successful;

●	our licensees will be successful in generating viable product candidates;
●	we will be successful in finding collaboration and licensing partners to advance our product candidates on our behalf;
●	our licensees will be able to provide necessary data;
●	results of future clinical trials by our licensees will justify further development; or
●	our licensees ultimately will achieve regulatory approval for our product candidates.

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

New developments by others may render our licensees’ product candidates or technologies obsolete or uncompetitive. Technologies developed and utilized by the biotechnology and pharmaceutical industries are changing continuously and substantially. Competition in antibody-based technologies is intense and is expected to increase in the future as a number of established biotechnology firms and large chemical and pharmaceutical companies advance in these fields. Many of these competitors may be able to develop products and processes competitive with or superior to our and our licensees for many reasons, including that they may have:

●	significantly greater financial resources;
●	larger research and development staffs;
●	entered into arrangements with, or acquired, biotechnology companies to enhance their capabilities; or
●	extensive experience in preclinical testing and human clinical trials.

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

If our third-party licensees succeed in bringing our product candidates to the market, they may not be considered cost effective, and reimbursement to the patient may not be available or may not be sufficient to allow our licensees to sell the products on a competitive basis. In both the United States and elsewhere, sales of medical products and treatments are dependent, in part, on the availability of coverage and adequate reimbursement from third-party payors, such as government and private insurance plans. Significant uncertainty exists as to the coverage and reimbursement status of any products for which our licensees may obtain regulatory approval. Even if coverage is available, the associated reimbursement rate may not be adequate for us and our licensees to cover related costs. Additionally, coverage and reimbursement policies for drug products can differ significantly from payor to payor as there is no uniform policy of coverage and reimbursement for drug products among third-party payors in the United States. Therefore, the process of obtaining coverage and reimbursement is often time-consuming and costly.

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

If our intellectual property rights are not protected adequately, our licensees may not be able to commercialize our technologies or products, and our competitors could commercialize our technologies or products, which could result in a decrease in our licensees’ sales and market share that would harm our business and operating results. Specifically, the patent position of biotechnology companies generally is highly uncertain and involves complex legal and factual questions. The legal standards governing the validity of biotechnology patents are in transition, and current defenses as to issued biotechnology patents may not be adequate or available in the future. Accordingly, there is uncertainty as to:

●	whether any pending or future patent applications held by us or our partners will result in an issued patent, or whether issued patents will provide meaningful protection against competitors or competitive technologies;

●	whether competitors will be able to design around our or our partners’ patents or develop and obtain patent protection for technologies, designs or methods that are more effective than those covered by our patents and patent applications; or
●	the extent to which our or our partners’ product candidates could infringe on the intellectual property rights of others, which may lead to costly litigation, result in the payment of substantial damages or royalties, and prevent our licensees from using our technology or product candidates.

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

We may be required to engage in litigation or other proceedings to protect our intellectual property and/or enforce our contractual rights against former or current licensees or third parties, including third-party collaborators of such licensees. The cost to us of this litigation, even if resolved in our favor, could be substantial and parties to such litigation may be able to sustain the cost of such litigation and proceedings more effectively than we can if they have substantially greater resources than us. Such litigation and any negotiations leading up to it also could divert management’s attention and resources. If this litigation is resolved against us, we may lose the value associated with contract rights contained in our arrangements with licensees and third parties, our patents may be declared invalid, and we could be held liable for significant damages. While it is our current plan to pursue, on a selective basis, potential material contractual breaches against licensees and third-parties (including third-party collaborators of licensees) and/or infringement of our intellectual property rights or technology, there can be no assurance that any such enforcement actions will be successful, or if successful, the timing of such success or that we will have sufficient capital to prosecute any such actions to a successful conclusion.

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

Uncertainties resulting from our participation in intellectual property litigation or other proceedings could have a material adverse effect on our ability to compete in the marketplace. There could also be public announcements of the results of hearings, motions or interim proceedings or developments. If securities analysts or investors perceive these results to be negative, the perceived value of the drug product candidates as to which we hold future potential milestone or royalty interests or intellectual property could be diminished. Accordingly, the market price of our common stock may decline. Uncertainties resulting from the initiation and continuation of intellectual property litigation or other proceedings could have a material adverse effect of our business, financial condition and results of operation.

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

We had 11 employees as of August 3, 2020. We may require additional experienced executive, accounting, legal, administrative and other personnel from time to time in the future. There is intense competition for the services of these personnel, especially in California. Moreover, we expect that the high cost of living in the San Francisco Bay Area, where our headquarters is located, may impair our ability to attract and retain employees in the future. If we do not succeed in attracting new personnel and retaining and motivating existing personnel, our business may suffer and we may be unable to implement our current initiatives or grow effectively.

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

Also, in June 2018, the State of California enacted the California Consumer Privacy Act of 2018 (“CCPA”), which became effective in January 2020. The CCPA establishes a privacy framework for covered businesses, including an expansive definition of personal information and data privacy rights for California residents. The CCPA includes a framework with potentially severe statutory damages and private rights of action. The CCPA requires covered companies to provide new disclosures to California consumers (as that word is broadly defined in the CCPA), provide such consumers new ways to opt-out of certain sales of personal information, and allow for a new cause of action for data breaches. It remains unclear how the CCPA will be interpreted, but as currently written, it will likely impact our business activities and exemplifies the vulnerability of our business to not only cyber threats but also the evolving regulatory environment related to personal data. As we expand our operations, the CCPA may increase our compliance costs and potential liability. Some observers have noted that the CCPA could mark the beginning of a trend toward more stringent privacy legislation in the United States. Other states are beginning to pass similar laws. Accordingly, data security breaches experienced by us, our partners or contractors could lead to significant fines, required corrective action, the loss of trade secrets or other intellectual property, public disclosure of sensitive clinical or commercial data, and the exposure of personally identifiable information (including sensitive personal information) of our employees, partners, and others. A data security breach or privacy violation that leads to disclosure or modification of, or prevents access to, patient information, including personally identifiable information or protected health information, could result in fines, increased costs or loss of revenue as a result of:

●	harm to our reputation;
●	fines imposed on us by regulatory authorities;
●	additional compliance obligations under federal, state or foreign laws;
●	requirements for mandatory corrective action to be taken by us; and
●	requirements to verify the correctness of database contents and otherwise subject us to liability under laws and regulations that protect personal data.

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

●	imposition of government controls;
●	export license requirements;
●	political or economic instability;
●	trade restrictions;
●	changes in tariffs;
●	restrictions on repatriating profits;
●	exchange rate fluctuations; and
●	withholding and other taxation.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

			Incorporation By Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

3.1	Certificate of Incorporation of XOMA Corporation	8-K	000-14710	3.1	01/03/2012

3.2	Certificate of Amendment of Certificate of Incorporation of XOMA Corporation	8-K	000-14710	3.1	05/31/2012

3.3	Certificate of Amendment of Amended Certificate of Incorporation of XOMA Corporation	8-K	000-14710	3.1	05/28/2014

3.4	Certificate of Amendment to the Amended Certificate of Incorporation of XOMA Corporation	8-K	000-14710	3.1	10/18/2016

3.5	Certificate of Designation of Preferences, Rights and Limitations of Series X Convertible Preferred Stock	8-K	000-14710	3.1	02/16/2017

3.6	Certificate of Designation of Preferences, Rights and Limitations of Series Y Convertible Preferred Stock	8-K	000-14710	3.1	12/13/2018

3.7	By-laws of XOMA Corporation	8-K	000-14710	3.2	01/03/2012

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, 3.5, 3.6 and 3.7

4.2	Specimen of Common Stock Certificate	8-K	000-14710	4.1	01/03/2012

4.3	Form of Warrant (February 2016 Warrant)	10-Q	000-14710	4.9	05/04/2016

4.4	Form of Warrant (May 2018 Warrant)	10-Q	000-14710	4.6	08/07/2018

4.5	Form of Warrant (March 2019 Warrant)	10-Q	000-14710	4.7	05/06/2019

31.1+	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)

31.2+	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)

32.1+

Certification of Chief Executive Officer and Chief Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)(1)

101.INS+	XBRL Instance Document

101.SCH+	XBRL Taxonomy Extension Schema Document

Incorporation By Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB+	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
+	Filed herewith
(1)	This certification accompanies the Form 10-Q to which it relates, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XOMA Corporation

Date: August 6, 2020	By:	/s/ JAMES R. NEAL
James R. Neal Chief Executive Officer (principal executive officer) and Director

Date: August 6, 2020	By:	/s/ THOMAS BURNS
Thomas Burns Senior Vice President, Finance and Chief Financial Officer (principal financial and principal accounting officer)