Form 10-Q
period 2020-09-30
XOMA Corp
filed 2020-11-05
CIK 791908

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of November 2, 2020, the registrant had 11,022,143 shares of common stock, $0.0075 par value per share, outstanding.

XOMA CORPORATION

FORM 10-Q

		Page
PART I	FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements	1

	Condensed Consolidated Balance Sheets as of September 30, 2020 (unaudited) and December 31, 2019	1

	Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income for the Three and Nine Months Ended September 30, 2020 and 2019 (unaudited)	2

	Condensed Consolidated Statements of Stockholders’ Equity for the Three and Nine Months Ended September 30, 2020 and 2019 (unaudited)	3

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2020 and 2019 (unaudited)	4

	Notes to Condensed Consolidated Financial Statements (unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	35

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	41

Item 4.	Controls and Procedures	41

PART II	OTHER INFORMATION	42

Item 1.	Legal Proceedings	42

Item 1A.	Risk Factors	42

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	69

Item 3.	Defaults Upon Senior Securities	69

Item 4.	Mine Safety Disclosure	69

Item 5.	Other Information	69

Item 6.	Exhibits	70

Signatures		72

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

XOMA CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	September 30,	December 31,
	2020	2019
	(unaudited)	(Note 1)
ASSETS
Current assets:
Cash	$45,725	$56,688
Trade and other receivables, net	222	2,933
Income tax receivable	1,526	—
Prepaid expenses and other current assets	671	352
Total current assets	48,144	59,973
Property and equipment, net	24	34
Operating lease right-of-use assets	398	510
Long-term royalty receivables	34,375	34,375
Equity securities	2,572	681
Other assets	215	151
Total assets	$85,728	$95,724

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$450	$614
Accrued and other liabilities	466	945
Contingent consideration under royalty purchase agreements	75	75
Operating lease liabilities	175	163
Unearned revenue recognized under units-of-revenue method	1,409	1,096
Contract liabilities	798	798
Current portion of long-term debt	8,962	5,184
Total current liabilities	12,335	8,875
Unearned revenue recognized under units-of-revenue method – long-term	13,952	15,317
Long-term debt	20,990	27,093
Long-term operating lease liabilities	275	408
Other liabilities – long-term	134	43
Total liabilities	47,686	51,736

Commitments and Contingencies (Note 10)

Stockholders’ equity:
Convertible preferred stock, $0.05 par value, 1,000,000 shares authorized, 5,003 and 6,256 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	—	—
Common stock, $0.0075 par value, 277,333,332 shares authorized, 11,022,143 and 9,758,583 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	83	73
Additional paid-in capital	1,241,711	1,238,299
Accumulated deficit	(1,203,752)	(1,194,384)
Total stockholders’ equity	38,042	43,988
Total liabilities and stockholders’ equity	$85,728	$95,724

The accompanying notes are an integral part of these condensed consolidated financial statements.

(Note 1) The consolidated balance sheet as of December 31, 2019 has been derived from the audited consolidated financial statements as of that date included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

XOMA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(unaudited)

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues:
Revenue from contracts with customers	$200	$8,525	$753	$17,176
Revenue recognized under units-of-revenue method	357	330	1,051	772
Total revenues	557	8,855	1,804	17,948

Operating expenses:
Research and development	34	143	134	1,123
General and administrative	3,212	5,821	13,126	16,709
Total operating expenses	3,246	5,964	13,260	17,832

(Loss) income from operations	(2,689)	2,891	(11,456)	116

Other income (expense), net:
Interest expense	(434)	(484)	(1,484)	(1,336)
Other income, net	2,046	771	2,046	3,559
(Loss) income before income tax	(1,077)	3,178	(10,894)	2,339
Income tax benefit	—	—	1,526	—
Net (loss) income and comprehensive (loss) income	$(1,077)	$3,178	$(9,368)	$2,339
Net (loss) income and comprehensive (loss) income available to common stockholders, basic	$(1,077)	$1,851	$(9,368)	$1,362
Net (loss) income and comprehensive (loss) income available to common stockholders, diluted	$(1,077)	$1,911	$(9,368)	$1,403
Basic net (loss) income per share available to common stockholders	$(0.10)	$0.21	$(0.89)	$0.16
Diluted net (loss) income per share available to common stockholders	$(0.10)	$0.20	$(0.89)	$0.15
Weighted average shares used in computing basic net (loss) income per share available to common stockholders	11,019	8,731	10,537	8,721
Weighted average shares used in computing diluted net (loss) income per share available to common stockholders	11,019	9,441	10,537	9,379

The accompanying notes are an integral part of these condensed consolidated financial statements.

XOMA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands)

	Nine Months Ended September 30, 2020
	Convertible Preferred				Additional		Total
	Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2019	6	$—	9,759	$73	$1,238,299	$(1,194,384)	$43,988
Issuance of common stock related to 401(k) contribution	—	—	3	—	88	—	88
Stock-based compensation expense	—	—	—	—	1,788	—	1,788
Disgorgement of stockholder's short-swing profits	—	—	—	—	13	—	13
Net loss and comprehensive loss	—	—	—	—	—	(4,758)	(4,758)
Balance, March 31, 2020	6	—	9,762	73	1,240,188	(1,199,142)	41,119
Exercise of stock options	—	—	2	—	10	—	10
Issuance of common stock related to ESPP	—	—	1	—	26	—	26
Issuance of common stock related to Series Y preferred stock conversion	(1)	—	1,253	10	(10)		—
Stock-based compensation expense	—	—	—	—	773	—	773
Net loss and comprehensive loss	—	—	—	—	—	(3,533)	(3,533)
Balance, June 30, 2020	5	—	11,018	83	1,240,987	(1,202,675)	38,395
Exercise of stock options	—	—	4	—	16	—	16
Stock-based compensation expense	—	—	—	—	708	—	708
Net loss and comprehensive loss	—	—	—	—	—	(1,077)	(1,077)
Balance, September 30, 2020	5	$—	11,022	$83	$1,241,711	$(1,203,752)	$38,042

	Nine Months Ended September 30, 2019
	Convertible Preferred				Additional		Total
	Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2018	6	$—	8,691	$65	$1,211,122	$(1,192,402)	$18,785
Exercise of stock options	—	—	24	—	115	—	115
Issuance of common stock related to 401(k) contribution	—	—	7	—	102	—	102
Vesting of restricted stock units	—	—	2	—	—	—	—
Stock-based compensation expense	—	—	—	—	1,728	—	1,728
Issuance of common stock	—	—	—	—	66	—	66
Net income and comprehensive income	—	—	—	—	—	3,233	3,233
Balance, March 31, 2019	6	—	8,724	65	1,213,133	(1,189,169)	24,029
Exercise of stock options	—	—	2	—	8	—	8
Issuance of common stock related to ESPP	—	—	2	—	16	—	16
Stock-based compensation expense	—	—	—	—	1,011	—	1,011
Net loss and comprehensive loss	—	—	—	—	—	(4,072)	(4,072)
Balance, June 30, 2019	6	—	8,728	65	1,214,168	(1,193,241)	20,992
Exercise of stock options	—	—	24	—	122	—	122
Stock-based compensation expense	—	—	—	—	1,494	—	1,494
Net income and comprehensive income	—	—	—	—	—	3,178	3,178
Balance, September 30, 2019	6	$—	8,752	$65	$1,215,784	$(1,190,063)	$25,786

The accompanying notes are an integral part of these condensed consolidated financial statements.

XOMA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net (loss) income	$(9,368)	$2,339
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Stock-based compensation expense	3,269	4,233
Common stock contribution to 401(k)	88	102
Depreciation and amortization	19	19
Amortization of debt issuance costs, debt discount and final payment on debt	546	390
Provision for bad debt	1,409	—
Non-cash lease expense	112	1,464
Change in fair value of equity securities	(1,891)	(481)
Changes in assets and liabilities:
Trade and other receivables, net	1,302	(2,358)
Income tax receivable	(1,526)	—
Prepaid expenses and other assets	(319)	(265)
Accounts payable and accrued liabilities	(464)	232
Unearned revenue recognized under units-of-revenue method	(1,052)	(772)
Operating lease liabilities	(120)	(1,634)
Other liabilities	409	594
Net cash (used in) provided by operating activities	(7,586)	3,863

Cash flows from investing activities:
Purchase of property and equipment	(9)	—
Payments related to purchase of royalty rights	—	(19,300)
Net cash used in investing activities	(9)	(19,300)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	26	17
Proceeds from exercise of options	42	776
Proceeds from issuance of long-term debt	—	9,500
Payment of stock issuance costs	(231)	(377)
Principal payments – debt	(3,188)	—
Principal payments – finance lease	(14)	(11)
Proceeds from disgorgement of stockholder's short-swing profits	13	—
Taxes paid related to net share settlement of equity awards	(16)	(504)
Net cash (used in) provided by financing activities	(3,368)	9,401

Net decrease in cash	(10,963)	(6,036)
Cash at the beginning of the period	56,688	45,780
Cash at the end of the period	$45,725	$39,744

Supplemental Cash Flow Information:
Cash paid for interest	$546	$357
Non-cash investing and financing activities:
Interest added to principal balance on long-term debt	$317	$376
Issuance of common stock warrant under SVB loan	$—	$66
Estimated fair value of contingent consideration under the royalty purchase agreements	$—	$75

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

Liquidity and Financial Condition

The Company has incurred significant operating losses and negative cash flows from operations since its inception. As of September 30, 2020, the Company had cash of $45.7 million. Based on the Company’s current cash balance and its ability to control discretionary spending, such as royalty acquisitions, the Company has evaluated and concluded its financial condition is sufficient to fund its planned operations and commitments and contractual obligations for a period of at least one year following the date that these condensed consolidated financial statements are issued.

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

The worldwide spread of the COVID-19 pandemic has resulted in a global slowdown of economic activity which has led to delays and could result in further delays or terminations of some clinical trials underlying the Company’s royalty purchase agreements. Estimates and assumptions about future events and their effects cannot be determined with certainty and therefore require the exercise of judgment. These estimates may change, as new events occur and additional information is obtained, and are recognized in the condensed consolidated financial statements as soon as they become known. Actual results could differ from those estimates and any such differences may be material to the Company’s financial statements.

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

The Company reviews any impairment indicators and changes in expected recoverability of the long-term royalty receivable asset at least quarterly. If expected future cash flows discounted to the current period are less than the carrying value of the asset, the Company will record impairment. The impairment will be recognized by reducing the financial asset to an amount that represents the present value of the most recent estimate of future cash flows. No impairment indicators were identified, and no impairment was recorded as of September 30, 2020 and December 31, 2019.

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

If an operating lease were to reflect impairment, the Company will recognize the amortization of the right-of-use asset on a straight-line basis over the remaining lease term with rent expense still included in operating expenses in the condensed consolidated statements of operations and comprehensive (loss) income.

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

Net (Loss) Income per Share Attributable to Common Stockholders

Basic net (loss) income per share attributable to common stockholders is based on the weighted average number of shares of common stock outstanding during the period. Net (loss) income attributable to common stockholders consists of net (loss) income, as adjusted for any convertible preferred stock deemed dividends related to beneficial conversion features on this instrument at issuance. During periods of income, the Company allocates participating securities a proportional share of net income, after deduction of any deemed dividends on preferred stock, determined by dividing total weighted average participating securities by the sum of the total weighted average number of common stock and participating securities (the “two-class method”). The Company’s convertible preferred stock participates in any dividends declared by the Company on its common stock and are therefore considered to be participating securities. For the three and nine months ended September 30, 2020 and 2019, the Company did not declare any dividends.

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

Trade and other receivables, net

Trade and other receivables, net consist mainly of credit extended to the Company's customers in the normal course of business and are reported net of an allowance for doubtful accounts. Trade and other receivables are recorded upon triggering events specified in the agreement. Trade receivables under ASC 606 are recorded separately from contract assets when only the passage of time is required before consideration is due. The Company reviews its customer accounts on a periodic basis and records bad debt expense for specific amounts the Company evaluates as uncollectible. Past due status is determined based upon contractual terms. Amounts are written off at the point when collection attempts have been exhausted. Management estimates uncollectible amounts considering such factors as current economic conditions and historic and anticipated customer performance. This estimate can fluctuate due to changes in economic, industry, or specific customer conditions that may require adjustment to the allowance recorded by the Company. Management has included amounts believed to be uncollectible in the allowance for doubtful accounts. Any increases to allowance for doubtful accounts are charged to operating expenses. The Company recorded $1.4 million in allowance for doubtful accounts for the three months ended March 31, 2020 related to Rezolute’s license agreement (Note 4). The Company evaluated the accounts receivable and determined there was no further activity in allowance for doubtful accounts for the second and third quarters in 2020. The previously reserved accounts receivable from Rezolute was accelerated and collected in October 2020, as discussed in Note 14, Subsequent Events.

The following table shows the activity in the allowance for doubtful accounts from continuing operations for the nine months ended September 30, 2020 (in thousands):

Nine Months Ended September 30, 2020
Beginning balance	$—
Charged to operating expenses	1,409
Ending balance	$1,409

Concentration of Risk

Cash and receivables are financial instruments which potentially subject the Company to concentrations of credit risk, as well as liquidity risk.

The Company monitors the creditworthiness of its customers to which it grants credit terms in the normal course of business but does not generally require collateral on receivables. For the three months ended September 30, 2020, two partners represented 64% and 36% of total revenues. For the nine months ended September 30, 2020, three partners represented 58%, 28% and 11% of total revenues. For the three months ended September 30, 2019, two partners represented 68% and 28% of total revenues. For the nine months ended September 30, 2019, two partners represented 78% and 14% of total revenues. As of September 30, 2020 and as of December 31, 2019, one partner represented 100% of the trade receivables, net balance.

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

3. Condensed Consolidated Financial Statements Details

Equity Securities

As of September 30, 2020 and December 31, 2019, equity securities consisted of an investment in Rezolute’s common stock of $2.6 million and $0.7 million, respectively (Note 4). For the three and nine months ended September 30, 2020 the Company recognized gains of $2.0 million and $1.9 million, respectively, due to the change in fair value of its investment in Rezolute’s common stock in the other income (expense), net line item of the condensed consolidated statements of operations and comprehensive (loss) income. The Company recognized a loss of $0.3 million and a gain of $0.5 million for the three and nine months ended September 30, 2019.

Accrued and Other Liabilities

Accrued and other liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2020	2019
Accrued legal and accounting fees	$202	$256
Accrued payroll and other benefits	154	231
Interest payable	51	69
Accrued incentive compensation	26	332
Other	33	57
Total	$466	$945

Net (Loss) Income Per Share Attributable to Common Stockholders

The following is a reconciliation of the numerator (net loss or income) and the denominator (number of shares) used in the calculation of basic and diluted net (loss) income per share attributable to common stockholders (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Numerator
Net (loss) income	$(1,077)	$3,178	$(9,368)	$2,339
Less: Allocation of undistributed earnings to participating securities	—	(1,327)	—	(977)
Net (loss) income available to common stockholders, basic	(1,077)	1,851	(9,368)	1,362
Add: Adjustments to undistributed earnings allocated to participating securities	—	60	—	41
Net (loss) income available to common stockholders, diluted	$(1,077)	$1,911	$(9,368)	$1,403

Denominator
Weighted average shares used in computing basic net (loss) income per share available to common stockholders	11,019	8,731	10,537	8,721
Effect of dilutive stock options	—	708	—	657
Effect of dilutive warrants	—	2	—	1
Weighted average shares used in computing diluted net (loss) income per share available to common stockholders	11,019	9,441	10,537	9,379
Basic net (loss) income per share of common stock	$(0.10)	$0.21	$(0.89)	$0.16
Diluted net (loss) income per share of common stock	$(0.10)	$0.20	$(0.89)	$0.15

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

The following table shows the weighted-average outstanding securities considered anti-dilutive and therefore excluded from the computation of diluted net (loss) income per share attributable to common stockholders (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Convertible preferred stock	5,003	—	5,483	—
Common stock options	931	893	611	926
Warrants for common stock	19	15	21	15
Total	5,953	908	6,115	941

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

The Company concluded that the development and regulatory milestone payments are solely dependent on Novartis’ performance and achievement of specified events. The Company determined that it is not probable that a significant cumulative revenue reversal will not occur in future periods for these future payments. Therefore, the development and regulatory milestones are fully constrained and excluded from the transaction price as of September 30, 2020. Any consideration related to commercial milestones (including royalties) will be recognized when the related sales occur as they were determined to relate predominantly to the licenses granted to Novartis and therefore, have also been excluded from the transaction price. At the end of each reporting period, the Company will update its assessment of whether an estimate of variable consideration is constrained and update the estimated transaction price accordingly.

As of September 30, 2020 and December 31, 2019, there were no contract assets or contract liabilities related to this arrangement. None of the costs to obtain or fulfill the contract were capitalized. No revenue was recognized for the three and nine months ended September 30, 2020 and 2019.

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

The Company concluded that the development and regulatory milestone payments are solely dependent on Novartis’ performance and achievement of the specified events. The Company determined that it is not probable that a significant cumulative revenue reversal will not occur in future periods for these future payments. Therefore, the remaining development and regulatory milestones are fully constrained and excluded from the transaction price as of September 30, 2020. Any consideration related to commercial milestones (including royalties) will be recognized when the related sales occur as they were determined to relate predominantly to the licenses granted to Novartis and therefore, have also been excluded from the transaction price. At the end of each quarter, the Company will update its assessment of whether an estimate of variable consideration is constrained and update the estimated transaction price accordingly.

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

As of September 30, 2020 and December 31, 2019, there were no contract assets or contract liabilities related to this arrangement. None of the costs to obtain or fulfill the contract were capitalized. No revenue was recognized for the three and nine months ended September 30, 2020 and 2019.

On October 21, 2020, Novartis International achieved a clinical development milestone pursuant to the License Agreement and the Company earned a $25.0 million milestone payment as a result, as discussed in Note 14, Subsequent Events.

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

In the first quarter of 2020, the Company received the scheduled $0.4 million Future Cash Payment from Rezolute. The Company evaluated Rezolute’s cash position as of March 31, 2020, including the estimated impact of the COVID-19 pandemic, and determined payments scheduled beyond September 30, 2020 were unlikely to be collected unless Rezolute is able to obtain additional funding, which had not occurred as of March 31, 2020. Therefore, for the three months ended March 31, 2020, the Company recorded $1.4 million in bad debt expense related to the Future Cash Payments. The Company received the scheduled $0.4 million and $0.4 million Future Cash Payments from Rezolute in the second and third quarters of 2020, respectively. The Company reassessed the collectability of the outstanding receivables and determined that the bad debt allowance of $1.4 million remained appropriate as of September 30, 2020, as the Company assessed that the financing was not probable as of the balance sheet date and as such the Company continued to have an incurred loss with respect to the collection of the remaining receivable. On October 9, 2020, Rezolute completed a Qualified Financing, which resulted in acceleration of the remaining receivables balance and the Company received the entire $1.4 million in October 2020, as discussed in Note 14, Subsequent Events.

As of September 30, 2020 and December 31, 2019, there were no contract assets or contract liabilities related to this arrangement. None of the costs to obtain or fulfill the contract were capitalized. No revenue was recognized for the three and nine months ended September 30, 2020.

The Company reassessed the development and regulatory milestones and concluded that such variable consideration is fully constrained and excluded from the transaction price as of September 30, 2020 and December 31, 2019.

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

The Company concluded that the new agreement should be accounted for separately from any prior arrangements with Janssen and that the license grant is the only performance obligation under the new agreement. The Company recognized the entire one-time payment of $2.5 million as revenue in the consolidated statement of comprehensive loss for the year ended December 31, 2019 as it had completed its performance obligation.

The Company concluded that the development and regulatory milestone payments are solely dependent on Janssen’s performance and achievement of specified events and thus it is not probable that a significant cumulative revenue reversal will not occur in future periods for these future payments. Therefore, the development and regulatory milestones are fully constrained and excluded from the transaction price as of September 30, 2020. Any consideration related to royalties will be recognized when the related sales occur as they were determined to relate predominantly to the license granted to Janssen and therefore, have also been excluded from the transaction price. At the end of each reporting period, the Company will update its assessment of whether an estimate of variable consideration is constrained and update the estimated transaction price accordingly.

As of September 30, 2020, there were no contract assets or contract liabilities related to this arrangement. None of the costs to obtain or fulfill the contract were capitalized. Revenue of $0.2 million was recognized for the three and nine months ended September 30, 2020.

Zydus

On March 3, 2020, the Company and Cadila Healthcare Limited (“Zydus”) entered into a license agreement (the “Zydus Agreement”) under which the Company granted Zydus an exclusive royalty-bearing license to the Company’s anti-interleukin-2 (“IL-2”) monoclonal antibody, including mAb19, for Zydus to develop and commercialize drug candidates in India, Brazil, Mexico and certain other emerging markets. The Company retains rights in all other territories, subject to a Zydus right of first negotiation. Under the terms of the Zydus Agreement, Zydus is responsible for the development and commercialization of IL-2 based immune-oncology drug candidates. XOMA is entitled to receive up to $0.5 million development and regulatory milestone payments, up to $23.5 million commercial milestone payments, and mid-single digit to low teens royalties from Zydus. The Company is also eligible to share out-licensing revenue received by Zydus should Zydus (sub)license to third parties, which are tiered based on clinical trial stage and range from a low to mid double-digit percentage rate. Unless terminated earlier, the License Agreement will remain in effect, on a product-by-product basis, until all payment obligations end. The Zydus Agreement contains customary termination rights relating to material breach by either party. Zydus also has a unilateral right to terminate the agreement upon required written notice in advance if certain conditions are met.

The Company concluded that there is one performance obligation, and it had not completed its performance obligation. The development and regulatory milestone payments are solely dependent on Zydus’ performance and achievement of the specified events. The Company determined that it is not probable that a significant cumulative revenue reversal will not occur in future periods for these future payments. Therefore, the development and regulatory milestones are fully constrained and excluded from the transaction price as of September 30, 2020. Any consideration related to commercial milestones (including royalties) will be recognized when the related sales occur as they were determined to relate predominantly to the license granted to Zydus and therefore, have also been excluded from the transaction price. Out-licensing revenue sharing will be recognized if and when Zydus receives or earns its out-licensing revenue. At the end of each reporting period, the Company will update its assessment of whether an estimate of variable consideration is constrained and update the estimated transaction price accordingly.

As of September 30, 2020, there were no contract assets or contract liabilities related to this arrangement. None of the costs to obtain or fulfill the contract were capitalized. No revenue was recognized for the three and nine months ended September 30, 2020.

NIAID

Prior to the sale of the Company’s biodefense business, the Company performed services under a $64.8 million multiple-year contract funded with federal funds from NIAID (Contract No. HHSN272200800028C), for development of anti-botulinum antibody product candidates. The contract work was being performed on a cost-plus fixed fee basis over a three-year period. The Company recognized revenue under the arrangement as the services were performed on a proportional performance basis. Consistent with the Company’s other contracts with the U.S. government, invoices were provisional until finalized. The Company operated under provisional rates from 2010 through 2014, subject to adjustment based on actual rates upon agreement with the government. In 2014, upon completion of NIAID’s review of hours and external expenses, XOMA agreed to exclude certain hours and external expenses resulting in a $0.4 million receivable and $0.8 million deferred revenue balances. In October of 2019, NIH, which includes NIAID, notified the Company that it engaged KPMG to perform an audit of the Company’s incurred cost submissions for 2013, 2014 and 2015. This audit is not complete and may result in an adjustment to revenue previously reported which potentially could be material. As of December 31, 2017, the Company wrote off the $0.4 million receivable from NIAID as the likelihood of collection was remote. The Company classified $0.8 million as contract liabilities on the condensed consolidated balance sheets as of September 30, 2020 and December 31, 2019.

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

The Company recognized $0.4 million and $1.1 million as revenue under units-of-revenue method under these arrangements during the three and nine months ended September 30, 2020, respectively. The Company recognized $0.3 million and $0.8 million as revenue under units-of-revenue method under these arrangements during the three and nine months ended September 30, 2019, respectively.

As of September 30, 2020, the Company classified $1.4 million and $14.0 million as current and non-current unearned revenue recognized under units-of-revenue method, respectively. As of December 31, 2019, the current and non-current portion of the remaining unearned revenue recognized under units-of-revenue method was $1.1 million and $15.3 million, respectively.

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

At the inception of the agreement, the Company recorded $15.0 million as long-term royalty receivables in the condensed consolidated balance sheets. The Company continues to assess that no payments are probable to be received under this agreement in the near term. Under the cost recovery method, the Company does not expect to recognize any income related to milestones and royalties received until the investment has been fully collected. The Company performed its quarterly impairment assessment and no impairment indicators were identified. Accordingly, no impairment was recorded as of September 30, 2020.

Royalty Purchase Agreement with Bioasis Technologies, Inc.

On February 25, 2019, the Company entered into a Royalty Purchase Agreement (the “Bioasis Royalty Purchase Agreement”) with Bioasis Technologies, Inc. and certain affiliates (collectively “Bioasis”). Under the Bioasis Royalty Purchase Agreement, the Company purchased potential future milestone and royalty rights from Bioasis for product candidates that are being developed pursuant to a license agreement between Bioasis and Prothena Biosciences Limited. In addition, the Company was granted options to purchase a 1% royalty right on the next two license agreements entered into between Bioasis and third-party licensees subject to certain payments and conditions as well as a right of first negotiation on subsequent Bioasis license agreements with third parties. Upon exercise of the option related to the second license agreement executed by Bioasis, the Company may be obligated to pay up to $0.3 million per licensed product. Upon exercise of the option related to the third license agreement executed by Bioasis, the Company may be obligated to pay up to $0.4 million per licensed product. The Company exercised its option under the Bioasis Royalty Purchase Agreement and entered into a second royalty purchase agreement with Bioasis on November 2, 2020, as discussed in Note 14, Subsequent Events.

Under the terms of the Bioasis Royalty Purchase Agreement, the Company paid $0.3 million and will make contingent future cash payments of up to $0.2 million to Bioasis as the licensed product candidates reach certain development milestones (the “Bioasis Contingent Consideration”).

At the inception of the agreement, the Company recorded $0.4 million as long-term royalty receivables in its condensed consolidated balance sheet, including the estimated fair value of the Bioasis Contingent Consideration of $0.1 million. Future changes in the estimated fair value of the contingent consideration will be recognized in the other income (expense), net line item of the condensed consolidated statement of operations and comprehensive (loss) income. As of September 30, 2020, there was no change in the fair value of the contingent consideration from its initial value and no amounts were paid during the three and nine months ended September 30, 2020. The Company continues to assess that no payments are probable to be received under this agreement in the near term. Under the cost recovery method, the Company does not expect to recognize any income related to milestones and royalties received until the investment has been fully collected. The Company performed its quarterly impairment assessment and no impairment indicators were identified. Accordingly, no impairment was recorded as of September 30, 2020.

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

At the inception of the agreement, the Company recorded $9.0 million as long-term royalty receivables in its condensed consolidated balance sheet, including the estimated fair value of the Aronora Contingent Consideration of $3.0 million. In September 2019, the Company paid the $3.0 million contingent consideration to Aronora. As the Company receives royalties from Aronora for a product, the Company will recognize the liability for future Royalty Milestones for such product when probable and estimable. The Company continues to assess that no payments are probable to be received under this agreement in the near term. Under the cost recovery method, the Company does not expect to recognize any income related to milestones and royalties received until the investment has been fully collected. The Company performed its quarterly impairment assessment and no impairment indicators were identified. Accordingly, no impairment was recorded as of September 30, 2020.

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

At the inception of the agreement, the Company recorded $10.0 million as long-term royalty receivables in its condensed consolidated balance sheet. The Company continues to assess that no payments are probable to be received under this agreement in the near term. Under the cost recovery method, the Company does not expect to recognize any income related to royalties received until the investment has been fully collected. The Company performed its quarterly impairment assessment and no impairment indicators were identified. Accordingly, no impairment was recorded as of September 30, 2020.

There was no change in the acquired royalty rights during the nine months ended September 30, 2020.

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

The following tables set forth the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as follows (in thousands):

	Fair Value Measurements at September 30, 2020 Using
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Equity securities	$—	$—	$2,572	$2,572
Liabilities:
Contingent consideration	$—	$—	$75	$75

	Fair Value Measurements at December 31, 2019 Using
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Equity securities	$	$	$681	$681
Liabilities:
Contingent consideration	$—	$—	$75	$75

During the three and nine months ended September 30, 2020, there were no transfers between Level 1, Level 2, or Level 3 assets reported at fair value on a recurring basis.

Equity Securities

The following table provides a summary of changes in the estimated fair value of the Company’s Level 3 financial assets for the nine months ended September 30, 2020 (in thousands):

Nine Months Ended September 30, 2020
Balance at December 31, 2019	$681
Change in fair value	1,891
Balance at September 30, 2020	$2,572

The equity securities consisted of an investment in Rezolute’s common stock and are classified as long-term assets on the condensed consolidated balance sheets as of September 30, 2020 and December 31, 2019. The equity securities are revalued each reporting period with changes in fair value recorded in the other income (expense), net line item of the condensed consolidated statements of operations and comprehensive (loss) income.

As of September 30, 2020, the Company and its valuation specialist valued the equity securities using the closing price for Rezolute’s common stock traded on the over-the-counter exchange and adjusted for an illiquidity discount. The inputs used to calculate the illiquidity discount are based on observable and unobservable estimates and judgments and therefore is classified as a Level 3 fair value measurement. As the Company has the right and option to sell up to 5,000,000 shares of Rezolute’s common stock back to Rezolute after December 31, 2019 (Note 4), the fair value of the equity securities was determined by dividing the total shares of Rezolute’s common stock held by the Company into two tranches based on the estimated time to a potential liquidity event.

The estimated fair value of the equity securities was calculated based on the following assumptions as of September 30, 2020 and December 31, 2019:

	September 30,	December 31,
	2020	2019
Closing common stock price on the Over-the-counter (OTC) exchange	$0.43	$0.12

Tranche 1:
Discount for lack of marketability	12%	13%
Estimated time to liquidity of shares	0.25 year	0.25 year

Tranche 2:
Discount for lack of marketability	33%	33%
Estimated time to liquidity of shares	1.25 year	1.5 years

Changes in any of the assumptions related to the unobservable inputs identified above may change the fair value of the equity securities.

Contingent Consideration

The estimated fair value of the contingent consideration liability at the inception of the Bioasis Royalty Purchase Agreement represents the future consideration that is contingent upon the achievement of specified development milestones for a product candidate. The fair value measurement is based on significant Level 3 inputs such as anticipated timelines and probability of achieving development milestones of each licensed product candidate. Changes in the fair value of the liability for contingent consideration will be recorded in the other income (expense), net line item of the condensed consolidated statements of operations and comprehensive (loss) income until settlement. As of September 30, 2020, there were no changes in the estimated fair value of the contingent consideration from its initial value of $0.1 million.

Debt

The estimated fair value of the Company’s outstanding debt is estimated using the net present value of the payments, discounted at an interest rate that is consistent with market interest rates, which is a Level 2 input. The carrying amount and the estimated fair value of the Company’s outstanding long-term debt at September 30, 2020 and December 31, 2019, are as follows (in thousands):

	September 30, 2020		December 31, 2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Novartis note	$16,220	$16,217	$15,903	$15,713
SVB Loans	13,732	13,722	16,374	16,048
Total	$29,952	$29,939	$32,277	$31,761

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

The following table summarizes maturity of the Company’s operating lease liabilities as of September 30, 2020 (in thousands):

Operating
Undiscounted lease payments	Leases
2020 (excluding nine months ended September 30, 2020)	$47
2021	196
2022	202
2023	35
Thereafter	—
Total undiscounted lease payments	480
Present value adjustment	(30)
Total net lease liabilities	$450

The following table summarizes the cost components of the Company’s operating leases for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Lease costs:
Operating lease cost	$44	$595	$133	$1,805
Variable lease cost (1)	2	375	5	1,346
Total lease costs	$46	$970	$138	$3,151
(1)	Under the terms of the lease agreements, the Company is also responsible for certain variable lease payments that are not included in the measurement of the lease liability. Variable lease payments include non-lease components such as common area maintenance fees.

The following information represents supplemental disclosure for the statement of cash flows related to operating leases (in thousands):

	Nine Months Ended September 30,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows under operating leases	$141	$1,975

The present value assumptions used in calculating the present value of the lease payments as of September 30, 2020 and December 31, 2019 were as follows:

	September 30,	December 31,
	2020	2019
Weighted-average remaining lease term
Operating leases	2.42 years	3.17 years
Weighted-average discount rate
Operating leases	5.51%	5.51%

Sublease Agreements

In December 2019, the Company’s rights and obligations under its sublease arrangements transferred to 7th Street LP and 7th Street GP, and the Company was released from all financial obligations under its sublease agreements. Upon termination, the Company recognized a loss on lease termination of $0.4 million in other income (expense).

No sublease income was recognized for the three and nine months ended September 30, 2020 due to the termination of the sublease agreements in 2019. For the three and nine months ended September 30, 2019, the Company recognized $0.8 million and $2.4 million of sublease income under these sublease agreements in other income (expense).

8. Long-Term Debt and Other Financings

Silicon Valley Bank Loan Agreement

On May 7, 2018 (the “Effective Date”), the Company executed a Loan and Security Agreement (the “Loan Agreement”) with SVB. Under the Loan Agreement, upon the Company’s request, SVB may make advances (each, a “Term Loan Advance”) available to the Company up to $20.0 million (the “Term Loan”). The Company was allowed to borrow advances under the Term Loan from the Effective Date until the earlier of March 31, 2019 or an event of default (the “Draw Period”). In March 2019, the Draw Period was extended from March 31, 2019 to March 31, 2020. As of March 31, 2020, the Loan Agreement has not been amended to extend the Draw Period further. In the event of a default related to the Note Agreement with Novartis, SVB’s obligation to make any credit extensions to the Company under the Loan Agreement will immediately terminate. The interest rate will be calculated at a rate equal to the greater of (i) 4.75%, or (ii) 0.25% plus the prime rate as reported from time to time in The Wall Street Journal.

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

As of September 30, 2020, both warrants are outstanding. In addition, both warrants may be exercised on a cashless basis and are exercisable within 10 years from the date of issuance or upon the consummation of certain acquisitions of the Company.

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

The Company recorded $0.2 and $0.5 million of non-cash interest expense resulting from the amortization of the discount and accretion of the final payment for the three and nine months ended September 30, 2020, respectively. The Company recorded $0.2 million and $0.4 million of non-cash interest expense resulting from the amortization of the discount and accretion of the final payment for the three and nine months ended September 30, 2019, respectively.

As of September 30, 2020, the carrying value of the debt under the Loan Agreement was $13.8 million. Of this amount, $9.0 million is classified as current portion of long-term debt and $4.8 million is classified as long-term debt on the condensed consolidated balance sheet. As of December 31, 2019, the carrying value of the debt under the Loan Agreement was $16.4 million. Of this amount, $5.2 million was classified as current portion of long-term debt and $11.2 million was classified as long-term debt on the condensed consolidated balance sheet.

Novartis Note

In May 2005, the Company executed a secured note agreement (the “Note Agreement”) with Novartis, which was due and payable in full in June 2015. Under the Note Agreement, the Company borrowed semi-annually to fund up to 75% of the Company’s research and development and commercialization costs under its collaboration arrangement with Novartis, not to exceed $50.0 million in aggregate principal amount. Interest on the principal amount of the loan accrues at six-month LIBOR plus 2%, which was equal to 2.41% at September 30, 2020, and the interest rate resets in June and December annually. Accrued interest is payable semi-annually in June and December of each year or, at the Company’s election, the semi-annual interest payments may be added to the outstanding principal amount, in lieu of a cash payment, as long as the aggregate principal amount does not exceed $50.0 million. The Company has made this election for all interest payments. Loans under the Note Agreement are secured by the Company’s interest in its collaboration with Novartis, including any payments owed to it thereunder.

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

As of September 30, 2020 and December 31, 2019, the outstanding principal balance under the Secured Note Amendment was $16.2 million and $15.9 million, respectively, and was included in long-term debt in the accompanying condensed consolidated balance sheets. On October 21, 2020, Novartis International achieved a clinical development milestone pursuant to the License Agreement and the Company earned a $25.0 million milestone payment as a result, of which $7.3 million will be recognized as a reduction to the debt obligation to Novartis, as discussed in Note 14, Subsequent Events.

Payments of Long-Term Debt

Aggregate future principal, final payment fees and discounts of the Company’s long-term debt as of September 30, 2020, are as follows (in thousands):

September 30,
2020
2020 (excluding nine months ended September 30, 2020)	$2,270
2021	8,534
2022	21,200
Thereafter	—
Total payments	32,004
Less: interest, final payment fees, discount and issuance costs	(2,052)
Total payments, net of interest, final payment fees, discount and issuance costs	29,952
Less: current portion of long-term debt	(8,962)
Long-term debt	$20,990

Interest Expense

Amortization of debt issuance costs and discounts are included in interest expense. Interest expense in the condensed consolidated statements of operations and comprehensive (loss) income relates to the following debt instruments (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
SVB loans	$334	$314	$1,073	$791
Novartis note	100	168	409	540
Other	—	2	2	5
Total interest expense	$434	$484	$1,484	$1,336

9. Common Stock Warrants

As of September 30, 2020 and December 31, 2019, the following common stock warrants were outstanding:

			Exercise Price	September 30,	December 31,
Issuance Date	Expiration Date	Balance Sheet Classification	per Share	2020	2019
February 2015	February 2020	Stockholders’ equity	$66.20	—	9,063
February 2016	February 2021	Stockholders’ equity	$15.40	8,249	8,249
May 2018	May 2028	Stockholders’ equity	$23.69	6,332	6,332
March 2019	March 2029	Stockholders’ equity	$14.71	4,845	4,845
				19,426	28,489

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

Contingent Consideration

Pursuant to the Company’s royalty purchase agreement with Bioasis the Company has committed to pay the Bioasis Contingent Consideration. The Company recorded $0.1 million for the Bioasis Contingent Consideration which represents the estimated fair value of these potential future payments at the inception of the agreements. The contingent consideration is remeasured at fair value at each reporting period, with changes in fair value recorded in other income (expense), net. As of September 30, 2020, there were no changes in the estimated fair value of the contingent consideration from its initial value. The liability for future Aronora Royalty Milestones will be recorded when the amounts by product are estimable and probable. As of September 30, 2020, none of these Aronora Royalty Milestones were assessed to be probable and as such, no liability was recorded on the condensed consolidated balance sheet.

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

There were no stock options granted during the three months ended September 30, 2020. The fair value of the stock options granted during the three months ended September 30, 2019 and nine months ended September 30, 2020 and 2019, was estimated based on the following weighted average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Dividend yield	n/a	0%	0%	0%
Expected volatility	n/a	101%	100%	103%
Risk-free interest rate	n/a	1.71%	0.77%	2.49%
Expected term	n/a	5.47 years	5.66 years	5.60 years

Stock option activity for the nine months ended September 30, 2020, was as follows:

		Weighted	Weighted	Aggregate
		Average	Average	Intrinsic
		Exercise	Contractual	Value
	Number of	Price	Term	(in
	shares	Per Share	(in years)	thousands)
Outstanding at beginning of year	1,839,623	$20.42	6.88	$26,829
Granted	187,811	21.12
Exercised	(6,000)	4.28
Forfeited, expired or cancelled	(18,655)	141.47
Outstanding at end of period	2,002,779	$19.41	6.50	$14,864
Exercisable at end of period	1,659,679	$19.64	6.02	$14,167

The aggregate intrinsic value of stock options exercised during the nine months ended September 30, 2020 and 2019 was $0.1 million and $0.6 million, respectively.

The weighted-average grant-date fair value per share of the options granted during the nine months ended September 30, 2020 and 2019 was $16.22 and $11.45, respectively.

As of September 30, 2020, $3.3 million of total unrecognized compensation expense related to stock options is expected to be recognized over a weighted average period of 1.59 years.

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

Stock-based Compensation Expense

The following table shows total stock-based compensation expense for stock options and ESPP in the condensed consolidated statements of operations and comprehensive (loss) income (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Research and development	$—	$66	$—	$174
General and administrative	708	1,428	3,269	4,059
Total stock-based compensation expense	$708	$1,494	$3,269	$4,233

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

In February 2020, BVF elected to increase the beneficial ownership limitation of the Series Y preferred stock to 50%, which became effective on April 11, 2020. On April 15, 2020, BVF converted all of their shares of Series Y preferred stock into common stock. As of September 30, 2020, BVF owned approximately 37.9% of the Company’s total outstanding shares of common stock, and if all of the Series X convertible preferred shares were converted, BVF would own 57.3% of the Company’s total outstanding shares of common stock. Due to its significant equity ownership, BVF is considered a related party of the Company.

Preferred Stock

The Company sold directly to BVF 5,003 shares of Series X convertible preferred stock in 2017 and 1,252.772 shares of Series Y preferred stock in 2018. There were 5,003 shares of Series X convertible preferred stock and no shares of Series Y convertible preferred stock outstanding as of September 30, 2020, after BVF converted all Series Y preferred stock into common stock on April 15, 2020. The Series X and Series Y convertible preferred stock have the following characteristics, which are set forth in Certificates of Designation of Preferences, Rights and Limitations filed with the Delaware Secretary of State.

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

The Company recorded an income tax benefit of $1.5 million for the nine months ended September 30, 2020 as a result of the CARES Act, which was enacted on March 27, 2020. The CARES Act permits the Company to carry back losses from 2018 to offset its income in 2017 resulting in an income tax receivable. The Company continues to maintain a full valuation allowance against its remaining net deferred tax assets.

The Company has a total of $5.5 million of gross unrecognized tax benefits, none of which would affect the effective tax rate upon realization. The Company currently has a full valuation allowance against its U.S. net deferred tax assets, which would impact the timing of the effective tax rate benefit should any of these uncertain tax positions be favorably settled in the future.

The Company does not expect its unrecognized tax benefits to change significantly over the next twelve months. The Company will recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. Through September 30, 2020, the Company has not accrued interest or penalties related to uncertain tax positions.

14. Subsequent Events

On October 9, 2020, Rezolute completed a private placement of its equity securities with gross proceeds of $41.0 million, which is considered a Qualified Financing event under the Third Amendment. The Qualified Financing resulted in acceleration of the remaining receivables of $1.4 million due from Rezolute, and the Company received the entire amount in October 2020. The Company reassessed the collectability of the outstanding receivables and determined that the bad debt allowance of $1.4 million remained appropriate as of September 30, 2020, as the Company assessed that the financing was not probable as of the balance sheet date and as such the Company continued to have an incurred loss with respect to the collection of the remaining receivable. The Company will recognize the $1.4 million as a reversal of bad debt expense in the fourth quarter of 2020.

On October 21, 2020, NIS793, an anti-TGFβ monoclonal antibody, licensed from the Company to Novartis International under the License Agreement, advanced to the Phase 2 development stage.  As a result of the advancement, Novartis International achieved a clinical development milestone pursuant to the License Agreement, and the Company earned a $25.0 million milestone payment. As specified under the terms the License Agreement, the Company will receive $17.7 million in cash and the remaining balance of $7.3 million will be recognized as a reduction to the Company’s debt obligation to Novartis. The Company will record $25.0 million as revenue from contracts with customers in the consolidated statement of operations and comprehensive income (loss) in the fourth quarter of 2020.

On November 2, 2020, the Company exercised its option previously granted under the Bioasis Royalty Purchase Agreement and entered into another Royalty Purchase Agreement (the “Second Bioasis Royalty Purchase Agreement”) with Bioasis. Under the Second Bioasis Royalty Purchase Agreement, the Company purchased potential future milestone and other payments, and royalty rights from Bioasis for product candidates that are being developed pursuant to a Research Collaboration and License Agreement between Bioasis and Chiesi Farmaceutici S.p.A. (“Chiesi”). The Company paid Bioasis $1.2 million upon closing of the Second Bioasis Royalty Purchase Agreement for the purchased rights.

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

Recent Business Developments

Novartis

In October 2020, NIS793, an anti-TGFβ monoclonal antibody, that we licensed to Novartis International Pharmaceutical Ltd. (“Novartis International”) under the September, 2015 License Agreement (the “License Agreement”), advanced to the Phase 2 development stage. As a result of the advancement, Novartis International achieved a clinical development milestone pursuant to the License Agreement, and we earned a $25.0 million milestone payment. As specified under the terms the License Agreement, we will receive $17.7 million in cash and the remaining balance of $7.3 million will be recognized as a reduction to our debt obligation to Novartis.

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

In the first quarter of 2020, we received the scheduled $0.4 million Future Cash Payment from Rezolute. We evaluated Rezolute’s cash position as of March 31, 2020, including the estimated impact of the COVID-19 pandemic, and determined payments scheduled beyond September 30, 2020 were unlikely to be collected unless Rezolute is able to obtain additional funding, which had not occurred as of March 31, 2020. Therefore, for the three months ended March 31, 2020, we recorded $1.4 million in bad debt expense related to the Future Cash Payments. We received the scheduled $0.4 million and $0.4 million Future Cash Payments from Rezolute in the second and third quarters of 2020, respectively.

On  October 9, 2020, Rezolute completed a private placement of its equity securities with gross proceeds of $41.0 million, which is considered a Qualified Financing event under the Third Amendment. The Qualified Financing resulted in acceleration of the remaining receivables of $1.4 million due from Rezolute, and we received the entire amount in October 2020.

Bioasis

In November 2020, we exercised our option previously granted under the Bioasis Royalty Purchase Agreement and entered into another Royalty Purchase Agreement (the “Second Bioasis Royalty Purchase Agreement”) with Bioasis. Under the Second Bioasis Royalty Purchase Agreement, we purchased potential future milestone and other payments, and royalty rights from Bioasis for product candidates that are being developed pursuant to a Research Collaboration and License Agreement between Bioasis and Chiesi Farmaceutici S.p.A. (“Chiesi”). We paid Bioasis $1.2 million upon closing of the Second Bioasis Royalty Purchase Agreement for the purchased rights.

Zydus

In March 2020, we entered into a license agreement (the “Zydus Agreement”) with Cadila Healthcare Limited (“Zydus”) under which we granted Zydus an exclusive royalty-bearing license to our anti-interleukin-2 (“IL-2”) monoclonal antibody, including mAb19, for Zydus to develop and commercialize drug candidates in India, Brazil, Mexico and certain other emerging markets. We retain rights in all other territories, subject to a Zydus right of first negotiation. Under the terms of the Zydus Agreement, Zydus is responsible for the development and commercialization of IL-2 based immune-oncology drug candidates. XOMA is entitled to receive up to $0.5 million in development and regulatory milestone payments, up to $23.5 million in commercial milestone payments, and mid-single digit to low teens royalties from Zydus. We are also eligible to share out-licensing revenue received by Zydus should Zydus (sub)license to third parties, which are tiered based on clinical trial stage and range from a low to mid double-digit percentage rate.

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

Critical Accounting Policies

Critical accounting policies are those that require significant judgment and/or estimates by management at the time that the financial statements are prepared such that materially different results might have been reported if other assumptions had been made. We consider certain accounting policies including those related to revenue recognition, stock-based compensation, the sale of future royalty streams, the purchase of rights to future milestones and royalties and leases to be critical policies. There have been no significant changes in our critical accounting policies during the nine months ended September 30, 2020, as compared with those previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 10, 2020.

Our significant accounting policies are included in “Part I - Item 1 – Condensed Consolidated Financial Statements - Note 2 – Basis of Presentation and Significant Accounting Policies.”

Results of Operations

Revenues

Total revenues for the three and nine months ended September 30, 2020 and 2019, were as follows (in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2020	2019	Change	2020	2019	Change
Revenue from contracts with customers	$200	$8,525	$(8,325)	$753	$17,176	$(16,423)
Revenue recognized under units-of-revenue method	357	330	27	1,051	772	279
Total revenues	$557	$8,855	$(8,298)	$1,804	$17,948	$(16,144)

Revenue from Contracts with Customers

Revenue from contracts with customers includes upfront fees, milestone payments and royalties related to the out-licensing of our product candidates and technologies. The decrease for the three months ended September 30, 2020, as compared to the same period in 2019, was primarily due to $6.0 million recognized under the Rezolute agreement and $2.5 million recognized under the Janssen license agreement in the third quarter of 2019. The decrease for the nine months ended September 30, 2020, as compared to the same period in 2019, was primarily due to $8.0 million and $6.0 million of license fee revenue recognized under our license agreement with Rezolute in the first and third quarters of 2019, respectively, and $2.5 million of revenue recognized under our license agreement with Janssen in the third quarter of 2019.

The generation of future revenues related to licenses, milestones, and royalties is dependent on the achievement of milestones or product sales by our existing licensees. Due to the anticipated impact of COVID-19 on clinical trial activities of our licensees, potential milestone payments may be delayed.

Revenue recognized under units-of-revenue method

Revenues recognized under the units-of-revenue method include the amortization of unearned revenue from the sale of royalty interests to HealthCare Royalty Partners II, L.P (“HCRP”) in 2016. The increase in revenues for the three and nine months ended September 30, 2020, as compared to the same periods in 2019, was primarily due to the increase in sales of products underlying the agreements with HCRP.

Research and Development Expenses

Research and development (“R&D”) expenses were $34,000 and $0.1 million for the three and nine months ended September 30, 2020, respectively, compared with $0.1 million and $1.1 million for the same periods in 2019. The decrease of $0.1 million for the three months ended September 30, 2020, compared to the same period of 2019, was due to a $0.1 million decrease in salary and related expenses as a result of the recategorization of employees to department codes mapped to general and administrative expenses. The decrease of $1.0 million for the nine months ended September 30, 2020, compared to the same period of 2019, was primarily due to a $0.5 million decrease in license fee expenses and a $0.4 million decrease in salary and related expenses.

We expect our R&D spending during the remainder of 2020 to be lower than 2019 levels due to the focus on our royalty aggregator business model.

General and Administrative Expenses

General and administrative (“G&A”) expenses include salaries and related personnel costs, professional fees, and facilities costs. G&A expenses were $3.2 million and $13.1 million for the three and nine months ended September 30, 2020, respectively, compared with $5.8 million and $16.7 million for the same periods in 2019. The decrease of $2.6 million for the three months ended September 30, 2020, as compared to the same periods of 2019, was primarily due to a $1.3 million decrease in salary and related expenses and a $0.9 million decrease in facilities costs. The decrease of $3.6 million for the nine months ended September 30, 2020, as compared to the same period of 2019, was primarily due to a $3.0 million decrease in facilities costs and a $1.6 million decrease in salary and related expenses, partially offset by a $1.4 million increase in bad debt expense.

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

Other Income (Expense)

Interest Expense

Amortization of debt issuance costs and discounts are included in interest expense. Interest expense is shown below for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2020	2019	Change	2020	2019	Change
SVB loans	$334	$314	$20	$1,073	$791	$282
Novartis note	100	168	(68)	409	540	(131)
Other	—	2	(2)	2	5	(3)
Total interest expense	$434	$484	$(50)	$1,484	$1,336	$148

The increase in interest expense for the nine months ended September 30, 2020 as compared with the same period of 2019 is primarily due to the increase in the outstanding loan balance with SVB. If market interest rates increase in the near term, or if we elect to obtain additional financing, our interest expense may increase.

Other Income (Expense), Net

The following table shows the activity in other income (expense), net for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2020	2019	Change	2020	2019	Change
Other income, net
Change in fair value of equity securities	$2,041	$(265)	$2,306	$1,891	$481	$1,410
Sublease income	—	827	(827)	—	2,354	(2,354)
Other	5	209	(204)	155	724	(569)
Total other income, net	$2,046	$771	$1,275	$2,046	$3,559	$(1,513)

As a result of the early termination of our legacy leases in December 2019, we are no longer party to any subleases, resulting in a decrease in sublease income for the three and nine months ended September 30, 2020 as compared with the same periods of 2019.

We own equity securities consisting of shares of Rezolute’s common stock which are remeasured at fair value at each reporting period. During the nine months ended September 30, 2020 and 2019 we remeasured the fair value of the equity securities and recognized gains of $1.9 million and $0.5 million, respectively.

Provision for Income Taxes

We recorded an income tax benefit of $1.5 million for the nine months ended September 30, 2020 as a result of the CARES Act, which was enacted on March 27, 2020. The CARES Act permits us to carry back losses from 2018 to offset income in 2017 resulting in an income tax receivable. We continue to maintain a full valuation allowance against our remaining net deferred tax assets.

Liquidity and Capital Resources

The following table summarizes our cash, working capital and cash flow activities for each of the periods presented (in thousands):

	September 30,	December 31,
	2020	2019	Change
Cash	$45,725	$56,688	$(10,963)
Working capital	$35,809	$51,098	$(15,289)

	Nine Months Ended September 30,
	2020	2019	Change
Net cash (used in) provided by operating activities	$(7,586)	$3,863	$(11,449)
Net cash used in investing activities	(9)	$(19,300)	19,291
Net cash (used in) provided by financing activities	(3,368)	9,401	(12,769)
Net decrease in cash	$(10,963)	$(6,036)	$(4,927)

Cash (Used in) Provided by Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2020 of $7.6 million was primarily due to the $9.4 million net loss incurred, partially offset by stock-based compensation expense of $3.3 million. The net cash provided by operating activities in 2019 of $3.9 million was primarily due to the $5.5 million cash receipts under the license and common stock purchase agreement with Rezolute in January 2019.

Cash Used in Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2020 of $9,000 was due to the purchase of property and equipment. Net cash used in investing activities for the nine months ended September 30, 2019 was due to the purchases of milestone and royalty rights of $19.3 million in connection with the Bioasis Royalty Purchase Agreement, the Aronora Royalty Purchase Agreement, and the Palo Royalty Purchase Agreement executed in 2019.

Cash (Used in) Provided by Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2020 of $3.4 million was primarily related to principal payments of debt.

Net cash provided by financing activities for the nine months ended September 30, 2019 of $9.4 million was primarily related to proceeds received under the SVB Loan Agreement of $9.5 million.

Silicon Valley Bank Loan Agreement

Under our Loan Agreement with SVB, upon our request, SVB may make advances available to us up to $20.0 million. In March 2019, we and SVB amended the Loan Agreement to extend the draw period from March 31, 2019 to March 31, 2020. Our draw period lapsed on March 31, 2020 with no further extension. In connection with the amendment in March 2019, we issued a second warrant to SVB which is exercisable in whole or in part for up to an aggregate of 4,845 shares of common stock with an exercise price of $14.71 per share. The warrant may be exercised on a cashless basis and is exercisable within 10 years from the date of issuance or upon the consummation of certain acquisitions of XOMA. As of September 30, 2020, we had an outstanding principal balance of $14.3 million under the Loan Agreement, and a net carrying value of $13.8 million, $9.0 million of which was classified as current portion of long-term debt.

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

***

We have incurred significant operating losses since our inception and have an accumulated deficit of $1.2 billion as of September 30, 2020. As of September 30, 2020, we had $45.7 million in cash, which we anticipate will enable us to maintain our operations for a period of at least 12 months following the filing date of this report.

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

Changes in Internal Control

There have been no changes in our internal controls over financial reporting as defined in Rule 13a-15(f) under the Exchange Act during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. While COVID-19 has resulted in our staff operating remotely, our established internal control structure is not impacted. As we continue to monitor and adapt to the changing environment due to COVID-19 and the related possibility of a cybersecurity impact, including a security breach or cyber-attack, we will continue to evaluate our internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

This Quarterly Report on Form 10-Q contains forward-looking information based on our current expectations. Because our actual results may differ materially from any forward-looking statements made by or on behalf of us, this section includes a discussion of important factors that could affect our actual future results, including our revenues, expenses, operating results, cash flows, net (loss) income and (loss) income per share. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. You should carefully consider these risk factors, together with all of the other information included in this Quarterly Report on Form 10-Q as well as our other publicly available filings with the U.S. Securities and Exchange Commission, or SEC.

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

The evolving effects of the COVID-19 pandemic have already resulted in significant disruption of global financial markets. While several of our partners have experienced delays due to the COVID-19 pandemic, we do not yet know the full extent of potential delays or impacts on our business, clinical trials, healthcare systems or the global economy as a whole. However, the effects could continue to have an impact on our operations and could have a material adverse effect on our business, financial condition, results of operations and prospects in future periods.

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

We have incurred significant operating losses and negative cash flows from operations since our inception. We had net losses of $2.0 million and $13.3 million for the years ended December 31, 2019 and December 31, 2018, respectively. As of September 30, 2020, we had an accumulated deficit of $1.2 billion. We do not know whether we will ever achieve sustained profitability or whether cash flow from future operations will be sufficient to meet our needs.

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

We have historically been focused on discovering and developing innovative therapeutics derived from our unique platform of antibody technologies. We have now become a royalty aggregator where we focus on expanding our pipeline of fully-funded programs by out-licensing our internally developed product candidates and acquiring potential milestone and royalty revenue streams on additional third-party drug product candidates. Our strategy is based on a number of factors and assumptions, some of which are not within our control, such as the actions of third parties. There can be no assurance that we will be able to successfully execute all or any elements of our strategy, or that our ability to successfully execute our strategy will be unaffected by external factors. If we are unsuccessful in acquiring potential milestone and royalty revenue streams on additional drug product candidates, or those acquisitions do not perform to our expectations, our financial performance and balance sheet could be adversely affected.

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

Additional risks related to our leverage include:

●	our potential future milestones and royalties are used as collateral for our borrowings;
●	in the event of a default under any of our secured borrowings, one or more of our creditors or their assignees could obtain control of our future potential milestones and royalties and, in the event of a distressed sale, these creditors could dispose of these royalties for significantly less value than we could realize for them;
●	we may have to comply with various financial covenants in future agreements that govern our debt, including requirements to maintain certain leverage ratios and coverage ratios, which may affect our ability to achieve our business objectives;
●	our ability to pay dividends to our shareholders (if ever contemplated) may be restricted;
●	to the extent that interest rates at which we borrow increase, our borrowing costs will increase, and our leveraging strategy will become more costly, which could lead to diminished net profits; and
●	because our debt utilizes LIBOR as a factor in determining the applicable interest rate, the expected discontinuation and transition away from LIBOR may increase the cost of servicing our debt, lead to higher borrowing costs and have an adverse effect on our results of operations and cash flows.

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

There can be no assurance that the market price of our common stock will not decline below its present market price or that there will be an active trading market for our common stock. The market prices of biotechnology companies have been and are likely to continue to be highly volatile. Fluctuations in our operating results and general market conditions for biotechnology stocks could have a significant impact on the volatility of our common stock price. We have experienced significant volatility in the price of our common stock. From January 1, 2020, through November 2, 2020, the share price of our common stock has ranged from a high of $28.78 to a low of $14.14. Additionally, we have one significant holder of our stock that could affect the liquidity of our stock and have a significant negative impact on our stock price if the holder were to quickly sell their ownership position.

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

We are authorized to issue, without stockholder approval, 1,000,000 shares of preferred stock, of which 5,003 shares of Series X preferred stock were issued and outstanding as of September 30, 2020. Each share of Series X preferred stock is convertible into 1,000 shares of registered common stock. The total number of shares of common stock issuable upon conversion of all issued Series X preferred stock would be 5,003,000 shares. Each share is convertible at the option of the holder at any time, provided that the holder will be prohibited from converting into common stock if, as a result of such conversion, the holder, together with its affiliates, would beneficially own a number of shares above a conversion blocker, which was initially set at 19.99% of our total common stock then issued and outstanding immediately following the conversion of such shares. A holder of Series X preferred shares may elect to increase or decrease the conversion blocker above or below 19.99% on 61 days’ notice, provided the conversion blocker does not exceed the limits under Nasdaq Marketplace Rule 5635(b), to the extent then applicable. If holders of our Series X convertible preferred stock elect to convert their preferred shares into common stock such conversion would dilute our currently outstanding common stock both in number and in earnings per share. BVF (and its affiliates), as current holders of all shares of our Series X preferred stock, would, if they converted all such shares to common stock, obtain majority voting control of the Company. In February 2020, Biotechnology Value Fund, L.P. (“BVF”), the holders of Series Y convertible preferred shares, elected to increase the beneficial ownership limitation to 50% and on April 15, 2020, BVF converted all of their shares of Series Y preferred stock into 1,252,772 shares of common stock. As of September 30, 2020, BVF owned approximately 37.9% of our total outstanding shares of common stock, and if all of the Series X convertible preferred shares were converted, BVF would own 57.3% of our total outstanding shares of common stock.

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

Based on an analysis under Section 382 of the Internal Revenue Code (which subjects the amount of pre-change NOLs and certain other pre-change tax attributes that can be utilized to an annual limitation), we experienced ownership changes in 2009 and 2012, which substantially limit the future use of our pre-change NOLs and certain other pre-change tax attributes per year. In February 16, 2017, we completed an equity financing for net proceeds of $24.8 million which triggered an additional ownership change under Section 382 that significantly impacted the availability of our tax attributes against future income. Further, due to the existence of a net unrealized built-in loss at the ownership change date, Section 382 further limits our ability to fully utilize the tax deductions associated with certain of our assets, including depreciation and amortization deductions recognized during the 60-month period following the ownership change ending in 2022. Although these deductions will occur in the post-change period, Section 382 treats the deductions as pre-change losses subject to the annual 382 limitation. As of September 30, 2020, we have excluded the NOLs and research and development credits that will expire as a result of the annual limitations. To the extent that we do not utilize our carry-forwards within the applicable statutory carry-forward periods, either because of Section 382 limitations or the lack of sufficient taxable income, the carry-forwards will also expire unused.

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

Uncertainties resulting from our participation in intellectual property litigation or other proceedings could have a material adverse effect on our ability to compete in the marketplace. There could also be public announcements of the results of hearings, motions or interim proceedings or developments. If securities analysts or investors perceive these results to be negative, the perceived value of the drug product candidates as to which we hold future potential milestone or royalty interests, or intellectual property could be diminished. Accordingly, the market price of our common stock may decline. Uncertainties resulting from the initiation and continuation of intellectual property litigation or other proceedings could have a material adverse effect of our business, financial condition and results of operation.

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

We had 11 employees as of November 2, 2020. We may require additional experienced executive, accounting, legal, administrative and other personnel from time to time in the future. There is intense competition for the services of these personnel, especially in California. Moreover, we expect that the high cost of living in the San Francisco Bay Area, where our headquarters is located, may impair our ability to attract and retain employees in the future. If we do not succeed in attracting new personnel and retaining and motivating existing personnel, our business may suffer, and we may be unable to implement our current initiatives or grow effectively.

We rely and will continue to rely on outsourcing arrangements for many of our activities, including financial reporting and accounting and human resources.

Due to our small number of employees, we rely, and expect to continue to rely, on outsourcing arrangements for a significant portion of our activities, including financial reporting and accounting and human resources, as well as for certain of our functions as a public company. We may have limited control over these third parties, and we cannot guarantee that they will perform their obligations in an effective and timely manner.

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

It is possible that suits will be filed, or allegations received from stockholders, naming us and/or our officers and directors as defendants. These potential lawsuits are subject to inherent uncertainties, and the actual defense and disposition costs will depend upon many unknown factors. The outcome of these lawsuits is uncertain. We could be forced to expend significant resources in the defense of these suits, and we may not prevail. In addition, we may incur substantial legal fees and costs in connection with these lawsuits. It is possible that we could, in the future, incur judgments or enter into settlements of claims for monetary damages. A decision adverse to our interests on these actions could result in the payment of substantial damages, or possibly fines, and could have a material adverse effect on our cash flow, results of operations and financial position.

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

Risks Related to Government Regulation

Even after FDA approval, a product may be subject to additional testing or significant marketing restrictions, its approval may be withdrawn, or it may be removed voluntarily from the market.

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

The United States and some foreign jurisdictions have enacted or are considering a number of legislative and regulatory proposals to change the healthcare system in ways that could affect our licensees’ ability to sell our products and any products as to which we own milestone and royalty interests, if approved, profitably. Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and expanding access. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives. For example, in March 2010, the United States Congress enacted the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively the ACA, which substantially changed the way healthcare is financed by both governmental and private insurers, and continues to significantly impact the United States pharmaceutical industry. There remain judicial and Congressional challenges to certain aspects of the ACA, as well as efforts by the Trump administration to repeal or replace certain aspects of the ACA. Since January 2017, President Trump has signed two Executive Orders and other directives designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, several bills affecting the implementation of certain taxes under the ACA have been signed into law. The Tax Cuts and Jobs Act of 2017, or Tax Act, included a provision which repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” In addition, the 2020 federal spending package permanently eliminates, effective January 1, 2020, the ACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminates the health insurer tax. In addition, the ACA has also been subject to judicial challenge. On December 14, 2018, a Texas U.S. District Court Judge ruled that the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Act. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. On March 2, 2020, the Supreme Court of the United States granted the petitions for writ of certiorari to review this case. Pending review, the ACA remains in effect, but is unclear how this decision, future decisions, subsequent appeals, and other efforts to repeal and replace the ACA will impact the ACA and our and our licensees’ businesses.

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

10.1+#

License Agreement between the Company and Novartis International Pharmaceutical Ltd., dated September 30, 2015 (this exhibit was previously filed under confidential treatment request as Exhibit 10.2 to Form 10-Q filed November 6, 2015)

10.2+#

Amendment to Amended and Restated Research, Development and Commercialization Agreement, between the Company and Novartis Vaccine and Diagnostics, Inc., dated September 30, 2015 (this exhibit was previously filed under confidential treatment request as Exhibit 10.4 to Form 10-Q filed November 6, 2015)

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

XOMA Corporation

Date: November 5, 2020	By:	/s/ JAMES R. NEAL
James R. Neal Chief Executive Officer (principal executive officer) and Director

Date: November 5, 2020	By:	/s/ THOMAS BURNS
Thomas Burns Senior Vice President, Finance and Chief Financial Officer (principal financial and principal accounting officer)