Form 10-K
period 2020-12-31
XOMA Corp
filed 2021-03-10
CIK 791908

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒       ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

OR

☐      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                      TO

Commission File Number 0-14710

XOMA CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	52-2154066
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2200 Powell Street, Suite 310, Emeryville, California	94608
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (510) 204-7200

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	XOMA	The Nasdaq Global Market
8.625% Series A Cumulative, Perpetual Preferred Stock	XOMAP	The Nasdaq Global Market

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on June 30, 2020, was $136,774,906.

Number of shares of Registrant’s Common Stock outstanding as of March 5, 2021 was 11,240,057

XOMA Corporation

2020 FORM 10-K ANNUAL REPORT

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

i

PART I

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and the Private Securities Litigation Reform Act of 1995, which are subject to the “safe harbor” created by those sections. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to them. In some cases, you can identify forward-looking statements by words such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential,” “intend” and similar expressions intended to identify forward-looking statements. Examples of these statements include, but are not limited to, statements regarding: our future operating expenses, our future losses, the potential success of our strategy as a royalty aggregator, the extent to which our issued and pending patents may protect our products and technology, the potential of our existing product candidates to lead to the development of commercial products, our ability to receive potential milestone or royalty payments under license and collaboration agreements and the probability, amount and timing of receipt of those payments, and our ability to satisfy our indebtedness obligations and our continuing obligation to pay quarterly cash dividends on our Series A Preferred Stock. These statements are based on assumptions that may not prove accurate. Actual results could differ materially from those anticipated due to certain risks inherent in the biotechnology industry and for our licensees engaged in the development of new products in a regulated market. Among other things: our product candidates subject to our out-license agreements are still being developed, and our licensees’ may require substantial funds to continue development which may not be available; if our therapeutic product candidates do not receive regulatory approval, our third-party licensees will not be able to market them; products or technologies of other companies may render some or all of our product candidates noncompetitive or obsolete; we do not know whether there will be, or will continue to be, a viable market for the products in which we have an ownership or royalty interest; even once approved, a product may be subject to additional testing or significant marketing restrictions, its approval may be withdrawn or it may be voluntarily taken off the market; and we and our licensees are subject to various state and federal healthcare related laws and regulations that may impact the commercialization of our product candidates and could subject us to significant fines and penalties; and certain of our technologies are in-licensed from third parties, so our capabilities using them may be restricted and subject to additional risks. These and other risks, including those related to current economic and financial market conditions, are contained principally in Item 1, Business; Item 1A, Risk Factors; Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations; and other sections of this Annual Report on Form 10-K. Factors that could cause or contribute to these differences include those discussed in Item 1A, Risk Factors, as well as those discussed elsewhere in this Annual Report on Form 10-K.

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

Risk Factors Summary

Below is a summary of material factors that make an investment in our securities speculative or risky. Importantly, this summary does not address all of the risks and uncertainties that we face. Additional discussion of the risks and uncertainties summarized in this risk factor summary, as well as other risks and uncertainties that we face, can be found under “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K. The below summary is qualified in its entirety by that more complete discussion of such risks and uncertainties. You should consider carefully the risks and uncertainties described under “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K as part of your evaluation of the risks associated with an investment in our securities.

●	The COVID-19 pandemic has adversely impacted and could materially and adversely impact in the future our licensees or royalty-agreement counterparties or their licensees, which could cause delays or elimination of our receipts of potential milestones and royalties under our licensing or royalty and milestone acquisition arrangements.
●	Our acquisitions of potential future royalty and/or milestone payments may not produce anticipated revenues and/or may be negatively affected by a default or bankruptcy of the licensor(s) or licensee(s) under the applicable license agreement(s) covering such potential royalties and/or milestones, and if such transactions are secured by collateral, we may be, or may become, under-secured by the collateral or such collateral may lose value and we will not be able to recuperate our capital expenditures associated with the acquisition.
●	Many of our potential royalty acquisitions may be associated with drug products that are in clinical development and have not yet been commercialized. To the extent that such products are not successfully developed and commercialized, our financial condition and results of operations may be negatively impacted. Acquisitions of potential royalties associated with development stage biopharmaceutical product candidates are subject to a number of uncertainties.
●	We depend on our licensees and royalty-agreement counterparties for the determination of royalty and milestone payments. While we typically have primary or back-up rights to audit our licensees and royalty-agreement counterparties, the independent auditors may have difficulty determining the correct royalty calculation, we may not be able to detect errors and payment calculations may call for retroactive adjustments. We may have to exercise legal remedies, if available, to resolve any disputes resulting from any such audit.
●	The lack of liquidity of our acquisitions of future potential milestones and royalties may adversely affect our business and, if we need to sell any of our acquired assets, we may not be able to do so at a favorable price, if at all. As a result, we may suffer losses. We have sustained losses in the past, and we expect to sustain losses in the foreseeable future.
●	Our royalty aggregator strategy may require that we register with the SEC as an “investment company” in accordance with the Investment Company Act of 1940. If we were to become an “investment company” and be subject to the restrictions of the 1940 Act, those restrictions would likely require significant changes in the way we do business and add significant administrative burdens to our operations.
●	Our royalty aggregator strategy may require us to raise additional funds to acquire milestone and royalty interests; we cannot be certain that funds will be available or available at an acceptable cost of capital, and if they are not available, we may be unsuccessful in acquiring milestone and royalty interests to sustain the business in the future.
●	We have significantly restructured our business and revised our business plan and there are no assurances that we will be able to successfully implement our revised business plan or successfully operate as a royalty aggregator.
●	Information available to us about the biopharmaceutical products underlying the potential royalties we buy may be limited and therefore our ability to analyze each product and its potential future cash flow may be similarly limited.
●	Our future income is dependent upon numerous potential milestone and royalty-specific assumptions and, if these assumptions prove not to be accurate, we may not achieve our anticipated rates of returns.
●	Reductions or declines in income from potential milestones and royalties, or significant reductions in potential milestone or royalty payments compared to expectations, or impairments in the value of potential milestones and royalties acquired could have a material adverse effect our financial condition and results of operations.
●	A large percentage of the calculated net present value of our portfolio is represented by a limited number of products. The failure of any one of these products to move forward in clinical development or commercialization may have a material adverse effect on our financial condition and results of operation.

●	We rely heavily on license and collaboration relationships, and any disputes or litigation with our licensees, collaborators and their partners or termination or breach of any of the related agreements could reduce the financial resources available to us, including our ability to receive milestone payments and future potential royalty and other revenues. At any given time, we may be engaged in discussions with our licensees or collaborators regarding the interpretation of the payment and other provisions relating to products as to which we have milestones and potential royalty or other payment rights. Should any such discussions result in a disagreement regarding a particular product that cannot be resolved satisfactorily to us, we may end up being paid less than anticipated on such product which could materially adversely affect our financial condition, results of operation and future prospects.
●	Our potential milestone and royalty providers may rely on third parties to provide services in connection with their product candidate development and manufacturing programs. The inadequate performance by or loss of any of these service providers could affect our potential milestone and royalty providers’ product candidate development.
●	Certain of our technologies are in-licensed from third parties, so our and our licensees’ capabilities using them may be restricted and subject to additional risks.
●	Because many of the companies with which we do business also are in the biotechnology sector, the volatility of that sector can affect us indirectly as well as directly.
●	We may not be able to successfully identify and acquire potential milestone and royalty streams on other products, product candidates, or programs, or other companies to grow and diversify our business, and, even if we are able to do so, we may not be able to successfully manage the risks associated with integrating any such products, product candidates, programs or companies into our business or we may otherwise fail to realize the anticipated benefits of these acquisitions.
●	If our potential royalty providers’ therapeutic product candidates do not receive regulatory approval, our potential royalty providers will be unable to market them.
●	Our potential milestone and royalty providers face uncertain results of clinical trials of product candidates.
●	Our potential royalty providers may be unable to price their products effectively or obtain coverage and adequate reimbursement for sales of their products, which would prevent our licensees and potential royalty providers’ products from becoming profitable and negatively affect the royalties we may receive.
●	We do not know whether there will be, or will continue to be, a viable market for the product candidates in which we have an ownership, milestone or royalty interest.
●	If we and our potential royalty providers are unable to protect our intellectual property, in particular patent protection for principal products, product candidates and processes in which we have an ownership or royalty interest, and prevent the use of the covered subject matter by third parties, our potential royalty providers’ ability to compete in the market will be harmed, and we may not realize our profit potential.
●	We have a continuing obligation to pay quarterly dividends to holders of our Series A Preferred Stock, which will be an on-going expenditure for us and may limit our ability to borrow additional funds.

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

COVID-19

The COVID-19 pandemic continues to pose risks to our business as clinical trials industry-wide have slowed. Our business is dependent on the continued development and commercialization efforts of our licensees and our royalty agreement counterparties and their licensees. We have been monitoring and continue to monitor our portfolio programs for potential delays in underlying research programs and elections of our partners to continue or cease development. Delays in clinical trials and underlying research programs may lead to delayed revenue from milestones from our licensees and royalty agreement counterparties or, if certain research programs are discontinued, we may recognize impairment charges for our royalty receivables. COVID-19, the related variants, and the timing of vaccine distribution may impact our underlying programs in a variety of ways which are unknown in length and scope at this time.

Portfolio Highlights

The following table highlights key assets included in our portfolio of potential future milestone and royalty streams. This table does not include all assets because certain assets are subject to confidentiality agreements.

COMPANY	ASSET NAME	TARGET	ROYALTY RATE
Aronora	AB002 (proCase/E-WE thrombin)	Protein kinase C	Low single-digit
Aronora	AB023 (xisomab, 3G3)	Factor XI	Low single-digit
Aronora	AB054	Factor XII	Low single-digit
AVEO	AV-299 (ficlatuzumab)	HGF	Low single-digit
Bayer (Aronora RPA)	BAY1213790 (osocimab)	Factor XIa	Low single-digit
Bayer (Aronora RPA)	BAY1831865	Factor XI	Low single-digit
Chiesi Group (Bioasis RPA)	Lysosomal Storage Disorders Enzymes	Brain penetrant enzyme	Low single-digit
Compugen	COM902	TIGIT	Low single-digit
Incyte (Agenus RPA)	INCAGN1876	GITR	Mid single-digit
Incyte (Agenus RPA)	INCAGN1949	OX-40	Mid single-digit
Incyte (Agenus RPA)	INCAGN02390	TIM-3	Low to mid single-digit
Incyte (Agenus RPA)	INCAGN2385	LAG-3	Low to mid single-digit
Janssen Biotech	JNJ-63723283 (cetrelimab)	PD-1	0.75%
Janssen Biotech	JNJ-63709178	CD123xCD3	0.75%
Janssen Biotech	JNJ-63898081	PSMAxCD3	0.75%
Merck/(Agenus RPA)	MK-4830	ILT-4	Low single-digit
Novartis	CFZ533 (iscalimab)	CD-40	Mid single-digit to low-teens

Novartis	VPM087 (gevokizumab)	IL-1ß	High single-digit to mid-teens
Novartis	NIS793	TGFß	Mid single-digit to low teens
Novartis (Palobiofarma RPA)	NIR178	Adenosine A2a receptor	Low single-digit
Ology Bioservices	NTM-1631, NTM-1632, NTM-1633, NTM-1634	Botulinum neurotoxins	15%
Palobiofarma	PBF-680	Adenosine A1 receptor	Low single-digit
Palobiofarma	PBF-677	Adenosine A3 receptor	Low single-digit
Palobiofarma	PBF-999	Adenosine A2a / Phosphodiesterase 10 (PDE-10)	Low single-digit
Palobiofarma	PBF-1129	Adenosine A2b receptor	Low single-digit
Palobiofarma	PBF-1650	Adenosine A3 receptor	Low single-digit
Rezolute	RZ358	Insulin receptor	High single-digit to mid-teens
Rezolute	RZ402	Plasma kallikrein	Low single-digit
Sesen Bio	VICINEUM™ (oportuzumab monatox)	EpCAM	0.875%
Takeda	TAK-079 (mezagitamab)	CD-38	4%
Takeda/Molecular Templates	TAK-169	CD-38	4%
Zydus Cadila	IL-2/anti-IL-2 combination	IL-2	Single to double-digit

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

In November 2020, MK-4830 advanced to Phase 2 development stage. As a result of the advancement, Agenus earned a $10.0 million clinical development milestone pursuant to its license agreement with Merck, of which we earned $1.0 million.

Royalty Purchase Agreement with Bioasis Technologies, Inc.

In February 2019, we entered into a royalty purchase agreement with Bioasis Technologies, Inc. (the “Bioasis Royalty Purchase Agreement”) and certain affiliates (collectively “Bioasis”). Under the Bioasis Royalty Purchase Agreement, we purchased potential future milestone, royalty and option fee payment rights from Bioasis for product candidates that are being developed pursuant to a License Agreement between Bioasis and Prothena Biosciences Limited. Under the terms of the Bioasis Royalty Purchase Agreement, we paid Bioasis an upfront cash payment of $0.3 million and will be required to make contingent future cash payments of up to $0.2 million to Bioasis if and when the licensed product candidates reach certain development milestones. As of December 31, 2020, none of the development milestones had been achieved. In addition, we were granted an option to purchase a 1% royalty right on the next two license agreements entered into between Bioasis and third-party licensees subject to certain payments and conditions as well as a right of first negotiation on subsequent Bioasis license agreements with third parties.

In November 2020, we entered into a second royalty purchase agreement with Bioasis (the “Second Bioasis Royalty Purchase Agreement”). Under the Second Bioasis Royalty Purchase Agreement, we purchased potential future milestone and other payments, and royalty rights from Bioasis for product candidates that are being developed pursuant to a research collaboration and license agreement between Bioasis and Chiesi Farmaceutici S.p.A. (“Chiesi”). We paid Bioasis $1.2 million upon closing of the Second Bioasis Royalty Purchase Agreement for the purchased rights.

Royalty Purchase Agreement with Aronora, Inc.

In April 2019, we entered into a royalty purchase agreement with Aronora, Inc. (the “Aronora Royalty Purchase Agreement”), a private research and development company headquartered in Portland, Oregon. Under the Aronora Royalty Purchase Agreement, we purchased from Aronora the rights to potential royalties and a portion of upfront, milestone, and option payments associated with five anti-thrombotic hematology drug products in development: three candidates subject to Aronora’s collaboration with Bayer Pharma AG (“Bayer”) (the “Bayer Products”) and two additional early-stage candidates (the “non-Bayer Products”).

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

Royalty Purchase Agreement with Palobiofarma, S.L.

In September 2019, we entered into a royalty purchase agreement (the “Palo Royalty Purchase Agreement”) with Palobiofarma, S.L, (“Palo”). Pursuant to the Palo Royalty Purchase Agreement, we acquired the rights to potential royalty payments in low single digit percentages of aggregate net sales associated with six drug candidates in various clinical development stages, targeting the adenosine pathway with potential applications in solid tumors, non-Hodgkin’s lymphoma, asthma/chronic obstructive pulmonary disease, ulcerative colitis, idiopathic pulmonary fibrosis, lung cancer, psoriasis, nonalcoholic steatohepatitis and other indications (the “Palo Licensed Products”) that are being developed by Palo. Novartis Pharma AG (“Novartis”) is a development partner on NIR178, one of the Palo Licensed Products, and NIR178 is being developed pursuant to a license agreement between Palo and Novartis. Under the terms of the Palo Royalty Purchase Agreement, we paid Palo $10.0 million for the rights to potential royalty payments on future sales of the Palo Licensed Products. We financed $5.0 million of the purchase price with a three-year term loan under our Loan and Security Agreement with SVB dated May 7, 2018.

Selected Programs Underlying Our Core Pipeline

Historically, we have licensed product candidates or provided research and development collaboration services to world-class organizations, such as Novartis and Takeda, in pursuit of new antibody products under which we are eligible to receive potential future milestone payments and royalties. The following is a summary of material license and collaboration agreements that represent a significant component of our core pipeline.

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

Under the Anti-TGFβ Antibody License Agreement, we received a $37.0 million upfront fee, and are eligible to receive up to a total of $480.0 million in development, regulatory and commercial milestones. We also are eligible to receive royalties on sales of licensed products, which are tiered based on sales levels and have percentage rates ranging from mid-single digits to low-teens. This program is currently in clinical testing.

In October 2020, the first patient was dosed in Novartis International's NIS793 Phase 2 clinical trial and we earned a $25.0 million milestone payment. As specified under the terms the Anti-TGFβ Antibody License Agreement, we received $17.7 million in cash and the remaining balance of $7.3 million was recognized as a reduction to our debt obligation to Novartis. We recorded $25.0 million as revenue from contracts with customers in the consolidated statement of operations and comprehensive income (loss) in the fourth quarter of 2020.

Novartis – Anti-CD40 Antibody

In February of 2004, we entered into an exclusive, worldwide, multi-product collaboration agreement with Chiron Corporation (“Chiron”) to research, develop and commercialize multiple antibody products for the treatment of cancer, and such agreement was replaced with a more detailed agreement entered in May of 2005 (the “Chiron Collaboration Agreement”). The Chiron Collaboration Agreement was a risk-sharing arrangement whereby Chiron and XOMA shared expenses and revenues on a 70-30 basis, with XOMA’s share being 30%. Financial terms included a loan facility from Chiron to XOMA, secured by XOMA’s 30% ownership interest in the collaboration, of up to $50.0 million to fund up to 75% of our share of expenses beginning in 2005.

In October 2005, Chiron announced it had entered into a definitive merger agreement with Novartis AG (“Novartis”) under which Novartis acquired all of the shares of Chiron that it did not already own. This transaction closed in 2006 at which time Novartis acquired Chiron’s interest in the Chiron Collaboration Agreement. In July of 2008, Novartis and XOMA restructured the Chiron Collaboration Agreement, which involved six development programs including iscalimab, a fully human anti-CD40 antagonist antibody intended as a treatment for B-cell mediated diseases, including malignancies and autoimmune diseases. As part of the restructuring, Novartis Vaccines and Diagnostics, Inc. (“NVDI”), the successor to Chiron, was granted, among other things, control over the ongoing product development collaborations remaining thereunder, including iscalimab. In September 2015, the parties agreed to reduce the royalty-style payments that XOMA is eligible to receive on sales of NVDI’s clinical stage anti-CD40 antibodies (such as iscalimab). These royalty-style payments are tiered based on sales levels and now have percentage rates ranging from mid-single digit to low-teens.

Our right to royalty-style payments expires on the later of the expiration of any licensed patent covering each product or 10 years from the first commercial sale of each product in each country. Novartis is currently conducting clinical testing of iscalimab in several indications.

Novartis – Gevokizumab

In August 2017, we and Novartis entered into a license agreement (the “Gevokizumab License Agreement”), under which we granted Novartis an exclusive, worldwide, royalty-bearing license to gevokizumab (“VPM087”) (a clinical stage product candidate) and related know-how and patents. Under the terms of the Gevokizumab License Agreement, Novartis is solely responsible for the development and commercialization of VPM087 and products containing such antibody.

Under the Gevokizumab License Agreement, we received total consideration of $30.0 million in 2017 for the license and rights granted to Novartis. Of the total consideration, $15.7 million was paid in cash and $14.3 million (equal to €12.0 million) was paid by Novartis Institutes for Biomedical Research, Inc. (“NIBR”), on our behalf, to settle our loan with Les Laboratories Servier (“Servier”). In addition, NIBR extended the maturity date on our debt to Novartis to September 30, 2022. We also received $5.0 million related to the sale of 539,131 shares of our common stock, at a price per share of $9.2742. Based on the achievement of pre-specified criteria, we are eligible to receive up to $438.0 million in development, regulatory and commercial milestones. We are also eligible to receive royalties on sales of licensed products, which are tiered based on sales levels and have percentage rates ranging from mid-single digit to mid-teens. This program is in early clinical testing.

Unless terminated earlier, the Gevokizumab License Agreement will remain in effect, on a country-by-country and product-by-product basis, until Novartis’ royalty obligations end. The Gevokizumab License Agreement contains customary termination rights relating to material breach by either party. Novartis also has a unilateral right to terminate the Gevokizumab License Agreement on a product-by-product and country-by-country basis or in its entirety with six months’ prior written notice.

Takeda

In November 2006, we entered into a collaboration agreement with Takeda Pharmaceutical Company Limited (“Takeda”) (the “Takeda Collaboration Agreement”) under which we agreed to discover and optimize therapeutic antibodies against multiple targets selected by Takeda.

Under the Takeda Collaboration Agreement, we may receive additional milestone payments aggregating up to $19.0 million relating to TAK-079 (mezagitamab) and a 4% royalty on future sales of all products subject to this license, including TAK-169, which entered a phase 1 study in February 2020. Our right to milestone payments expires on the later of the receipt of payment from Takeda of the last amount to be paid under the agreement or the cessation by Takeda of all research and development activities with respect to all program antibodies, collaboration targets or collaboration products. Our right to royalties expires on the later of 13.5 years from the first commercial sale of each royalty-bearing discovery product or the expiration of the last-to-expire licensed patent (or 12 years from first commercial sale if there is significant generic competition post patent-expiration).

In February 2009, we expanded our existing collaboration to provide Takeda with access to multiple antibody technologies, including a suite of research and development technologies and integrated information and data management systems. We may receive milestones of up to $3.3 million per discovery product candidate and low single-digit royalties on future sales of all antibody products subject to this license. Our right to milestone payments expires on the later of the receipt of payment from Takeda of the last amount to be paid under the agreement or the cessation by Takeda of all research and development activities with respect to all program antibodies, collaboration targets or collaboration products. Our right to royalties expires on the later of 10 years from the first commercial sale of such royalty-bearing discovery product or the expiration of the last-to-expire licensed.

In November 2020, the first patient was dosed in Takeda’s Phase 2 study of mezagitamab and we earned a $2.0 million milestone payment from Takeda.

Rezolute

In December 2017, we entered into a license agreement with Rezolute, Inc. (formerly AntriaBio, Inc.) (“Rezolute”) pursuant to which we granted an exclusive global license to Rezolute to develop and commercialize products containing X358 (now RZ358), a Phase 2 product candidate, for all indications. We and Rezolute also entered into a common stock purchase agreement.

Under the terms of the license agreement, Rezolute is responsible for all development, regulatory, manufacturing and commercialization activities associated with RZ358 and is required to make certain clinical, regulatory and annual net sales milestone payments to us of up to $232.0 million in the aggregate based on the achievement of pre-specified criteria. Rezolute is also obligated to pay us royalties ranging from the high single digits to the mid-teens based upon annual net sales of RZ358. Rezolute is obligated to take customary steps to advance RZ358, and to meet certain spending requirements on an annual basis for the program until a marketing approval application for RZ358 is accepted by the Food and Drug Administration (“FDA”). Rezolute’s obligation to pay royalties with respect to a particular licensed product and country will continue for the longer of the date of expiration of the last valid patent claim covering the product in that country, or twelve years from the date of the first commercial sale of the product in that country. Rezolute’s future royalty obligations in the United States will be reduced by 20% if the manufacture, use or sale of a licensed product is not covered by a valid XOMA patent claim, until such a claim is issued.

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

Rezolute License Agreement - Third Amendment

In March 2020, we and Rezolute further amended the license agreement to extend the payment schedule for the remaining $2.6 million in Future Cash Payments. The amendment to the payment terms was in response to Rezolute’s need to preserve cash as a result of the COVID-19 pandemic. The extended payment schedule did not impact the total amount due, but instead, spread the $2.6 million into seven quarterly payments to be paid through September 30, 2021. The amended license agreement required that in the event Rezolute completed a Qualified Financing at any time between March 31, 2020 and the date of the final payment, Rezolute would pay all amounts outstanding within fifteen days following the closing of the Qualified Financing.

In October 2020, Rezolute completed a private placement of its equity securities with gross proceeds of $41.0 million, which was considered a Qualified Financing event under the third amendment of the Rezolute license agreement

(the “Third Amendment”). The Qualified Financing resulted in acceleration of the remaining receivables of $1.4 million due from Rezolute, and we received the entire amount in October 2020.

During the quarter ended December 31, 2020, Rezolute completed a 1:50 reverse stock split of its common shares and started trading on the Nasdaq Stock Market. As a result, our holding of Rezolute common stock was reduced from 8,093,010 shares to 161,860 shares.

Proprietary Product Candidates

We have a pipeline of unique monoclonal antibodies and technologies available to license to pharmaceutical and biotechnology companies to further their clinical development. A summary of these product candidates is provided below:

●	PTH1R program. We have generated an anti-parathyroid receptor pipeline that includes several functional antibody antagonists targeting PTH1R, a G-protein-coupled receptor involved in the regulation of calcium metabolism. These antibodies have shown promising efficacy in in vivo studies and could potentially address unmet medical needs, including primary hyperparathyroidism and humoral hypercalcemia of malignancy (“HHM”). HHM is present in many advanced cancers and is caused by high serum calcium due to increased levels of the PTH1R ligand PTH-related peptide (“PTHrP”). Current HHM treatments often fall short and many cancer patients die from ‘metabolic death’. Our PTH1R antibodies could be beneficial for the treatment of HHM.
●	XMetA is an insulin receptor-activating antibody designed to provide long-acting reduction of hyperglycemia in Type 2 diabetic patients, potentially reducing the advancement to a number of insulin injections needed to control their blood glucose levels.
●	X213 (formerly LFA 102) is an allosteric inhibitor of prolactin action. It is a humanized IgG1-Kappa monoclonal antibody that binds to the extracellular domain of the human prolactin receptor with high affinity at an allosteric site. The antibody has been shown to inhibit prolactin-mediated signaling, and it is potent and similarly active against several animal and human prolactin receptors.

Technologies Available for Non-Exclusive License

We have a set of antibody discovery, optimization and development technologies available for licensing, including:

●	ADAPT™ (Antibody Discovery Advanced Platform Technologies): proprietary human antibody phage display libraries, integrated with yeast and mammalian display, which can be integrated into antibody discovery programs through license agreements. We believe access to ADAPT™ Integrated Display offers a number of benefits because it enables the diversity of phage libraries to be combined with accelerated discovery due to rapid immunoglobulin (“IgG”) reformatting and fluorescence-activated cell sorting based screening using yeast and mammalian display. This increases the probability of success in finding rare and unique functional antibodies directed to targets of interest.
●	ModulX™: technology which allows modulation of biological pathways using monoclonal antibodies and offers insights into regulation of signaling pathways, homeostatic control, and disease biology. Using ModulX™, we have generated product candidates with novel mechanisms of action that specifically alter the kinetics of interaction between molecular constituents (e.g. receptor-ligand). ModulX™ technology enables expanded target and therapeutic options and offers a unique approach in the treatment of disease.
●	OptimX™ technologies:
●	Human Engineering™ (“HE™”): a proprietary humanization technology that allows modification of non-human monoclonal antibodies to reduce or eliminate detectable immunogenicity and make them

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
●	Targeted Affinity Enhancement™ (“TAE™”): a proprietary technology involving the assessment and guided substitution of amino acids in antibody variable regions, enabling efficient optimization of antibody binding affinity and selectivity. TAE™ generates a comprehensive map of the effects of amino acid mutations in the complementarity-determining region likely to impact binding. The technology has been licensed to a number of companies.

Debt Agreements

Novartis

In connection with the collaboration between XOMA and Novartis AG (then Chiron Corporation), a secured note agreement was executed in May 2005. The note agreement is secured by our interest in the collaboration and was due and payable in full on June 21, 2015. In June 2015, we and NVDI, who assumed the note agreement, agreed to extend the maturity date of our secured note agreement from June 21, 2015 to September 30, 2015, which was then subsequently extended to September 30, 2020. In September 2017, in connection with the Gevokizumab License Agreement with Novartis, we and NIBR, who assumed the note agreement from NVDI, executed an amendment to the note agreement under which we further extended the maturity date of the note to September 30, 2022.

In October 2020, the first patient was dosed in Novartis International’s NIS793 Phase 2 clinical trial NCT04390763 and we earned a $25.0 million milestone payment, of which $7.3 million was recognized as a reduction to the debt obligation to Novartis.

As of December 31, 2020, the outstanding principal balance under this note agreement totaled $9.1 million.

Silicon Valley Bank Loan Agreement

In May 2018, we executed a loan and security agreement (the “Loan Agreement”) with SVB. Under the Loan Agreement, upon our request, SVB may make advances available to us of up to $20.0 million. We were able to borrow advances under the Term Loan from May 7, 2018 (the “Effective Date”) until the earlier of March 31, 2019 or an event of default.

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

As of December 31, 2020, the outstanding principal balance of the debt under the Loan Agreement was $12.2 million.

Competition

The biotechnology and pharmaceutical industries are subject to continuous and substantial technological change. Some of the drugs our licensees or royalty partners are developing may compete with existing therapies or other drugs in development by other companies. Furthermore, academic institutions, government agencies and other public and private organizations conducting research may seek patent protection with respect to potentially competing products or technologies and may establish collaborative arrangements with our licensees’ or royalty partners’ competitors. There can be no assurance that developments by others, including, without limitation, the development of generics or biosimilars, will not render our, or our licensees’, products or technologies obsolete or uncompetitive.

Additionally, our royalty aggregator model faces competition on at least two fronts. First, there are other companies, funds and other investment vehicles seeking to aggregate royalties or provide alternative financing to development-stage biotechnology and pharmaceutical companies. The competitive companies, funds and other investment vehicles may have a lower target rate of return, a lower cost of capital or access to greater amounts of capital and thereby may be able to acquire assets that we are also targeting for acquisitions. Second, existing or potential competitors to our partners and licensees’ products, particularly large pharmaceutical companies, may have greater financial, technical and human resources than our licensees. Accordingly, these competitors may be better equipped to develop, manufacture and market products. Many of these companies also have extensive experience in preclinical testing and human clinical trials, obtaining FDA and other regulatory approvals and manufacturing and marketing pharmaceutical products.

For a discussion of the risks associated with competition, see below under “Item 1A. Risk Factors.”

Government Regulation and Environmental Matters

The research and development, manufacturing and marketing of pharmaceutical products are subject to regulation by numerous governmental authorities in the United States and other countries. We and our partners and licensees, depending on specific activities performed, are subject to these regulations. In the United States, pharmaceuticals are subject to regulation by both federal and various state authorities, including the FDA. The Federal Food, Drug and Cosmetic Act and the Public Health Service Act govern the testing, manufacture, safety, efficacy, labeling, storage, record keeping, approval, advertising and promotion of pharmaceutical products and there are often comparable regulations that apply at the state level. There are similar regulations in other countries as well. For both currently marketed and products in development, failure to comply with applicable regulatory requirements can, among other things, result in delays, the suspension of regulatory approvals, as well as possible civil and criminal sanctions. Development stage products in our portfolio require approval by the FDA before we will recognize any royalties from sales. In addition, changes in existing regulations could have a material adverse effect on us or our partners.

We believe that there are no compliance issues with laws and regulations that have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, that have adversely affected, or are reasonably expected to adversely affect, our business, financial condition and results of operations, and we do not currently anticipate material capital expenditures arising from environmental regulation. We believe that climate change could present risks to our business. Some of the potential impacts of climate change to our business include increased operating costs due to additional regulatory requirements and the risk of disruptions to our business. We do not believe these risks are material to our business at this time.

For a discussion of the risks associated with government regulations, see below under “Item 1A. Risk Factors.”

Intellectual Property

Intellectual property is important to our business and our future income streams will depend in part on our, and our partners and licensees’, ability to obtain issued patents and to operate without infringing on the proprietary rights of others. We hold and have filed applications for a number of patents in the United States and internationally to protect our products and technology. We also have obtained or have the right to obtain licenses to, or income streams based on, certain patents and applications filed by others. However, the patent position of biotechnology companies generally is highly uncertain and consistent policy regarding the breadth of allowed claims has not emerged from the actions of the U.S. Patent and Trademark Office with respect to biotechnology patents. Accordingly, no assurance can be given that our, or our partners or licensees’ patents will afford protection against competitors with similar products or others will not obtain patents claiming aspects similar to those covered by our, or our partners’ or licensees’ patent applications. Below is a list of representative patents and patent applications related to our licensed programs:

Licensee	Program	Representative Patents/Applications	Subject matter	Expected last expiry in family
Novartis	Anti-IL-1b	US 7,531,166 US 7,582,742 EP 1 899 378	Gevokizumab and other antibodies and antibody fragments with similar binding properties for IL-1β	2027

		US 7,695,718 US 8,101,166 US 8,586,036 US 9,163,082	Methods of treating Type 2 diabetes or Type 2 diabetes-induced diseases or conditions with high affinity antibodies and antibody fragments that bind to IL-1β	2027

		US 8,637,029	Methods of treating gout with certain doses of IL-1β binding antibodies or binding fragments	2028

		JP 5763625 US 10,611,832	Pharmaceutical compositions comprising anti-IL-1β binding antibodies or fragments for reducing acute coronary syndrome in a subject with a history of myocardial infarction.	2030

Novartis	Anti-TGFb	US 8,569,462 US 9,145,458 US 9,714,285 US 10,358,486 EP 2714735A1 JP 6363948	TGFβ antibodies and methods of use thereof	2032

		US 10,167,334 EP 3 277 716	Combination therapy using an inhibitor of TGFb and an inhibitor of PD-1 for treating or preventing recurrence of cancer	2036
Rezolute	Anti-INSR	US 9,944,698 EP 2 480 254 JP 5849050	Insulin receptor-modulating antibodies having the functional properties of RZ358	2030

		US 10,711,067 EP 3 265 491A1	Methods of treating or preventing post-prandial hypoglycemia after gastric bypass surgery using a negative modulator antibody to the insulin receptor	2036

Ology Bioservices	Anti-BoNT	US 8,821,879 EP 2 473 191	Coformulations of anti- botulinum neurotoxin antibodies	2030

Various	Phage display libraries	US 8,546,307 EP 2 344 686 US 7,094,579 EP 2 060 628	XOMA phage display library components	2032 2022

Licensee	Program	Representative Patents/Applications	Subject matter	Expected last expiry in family
Zydus Cadila in India, Brazil, Mexico and other emerging markets	Anti-IL2	US 10,858,428* EP 3 518 969A2*	Interleukin-2 Antibodies and Uses Thereof	2037

Seeking out license	Anti-PTH1R	US 10,519,250 EP 3 490 600A1	Parathyroid Hormone Receptor 1 Antibodies and Uses Thereof	2037

Seeking out license	Anti-PRLR	US 7,867,493 ** EP 2 059 535 **	Prolactin receptor antibodies	2027

* Jointly-owned with Medical University of South Carolina Foundation for Research Development

** Jointly-owned with Novartis Vaccines and Diagnostics, Inc.

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

Concentration of Risk

Our business model is dependent on third parties achieving specified development milestones and product sales. Our pipeline currently includes over 65 fully-funded programs from which we could potentially receive royalties or other payments if the programs achieve marketability. Novartis is developing several of the programs in our pipeline. While we do not expect the discontinuation of any one program would have a material impact on our business, the discontinuation of all programs by Novartis could have a material effect on our business and financial condition.

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

Our principal executive offices are located at 2200 Powell Street, Suite 310, Emeryville, California 94608. Our telephone number at our principal executive offices is (510) 204-7200. Our website address is www.xoma.com. The information found on our website is not part of this or any other report filed with or furnished to the Securities and Exchange Commission (“SEC”).

Human Capital Resources

We rely on a small number of skilled, experienced, and innovative employees to conduct the operations of our company. As of March 5, 2021, we employed 10 full-time employees primarily engaged in executive, business development, legal, finance and administrative positions.

The success of our business is fundamentally connected to the well-being of our employees. We provide robust compensation and benefits programs to help meet the needs of our employees. In addition to salaries, these programs include potential annual discretionary bonuses, broad-based equity awards, a 401(k) plan, healthcare and insurance benefits, paid time off, family leave, and flexible work schedules, among others. These benefits provide our employees choices where possible so they can customize their benefits to meet their needs and the needs of their families, as well as access to tools and resources to help them improve or maintain their health status and encourage engagement in healthy behaviors to improve their physical and mental health.

In response to the COVID-19 pandemic and “shelter in place” and similar orders issued by state and local governments, we have temporarily restricted access to our office in California, as well as suspended any non-essential business travel. Our employees are conducting their work remotely, and they otherwise have minimal presence in our offices for essential activities. The safety, health and well-being of our employees is paramount. As such, we will consider ongoing government regulations and local health conditions before lifting any restrictions on travel or allowing any gatherings at our offices.

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

Risks Related to our Royalty Aggregator Strategy

The COVID-19 pandemic has adversely impacted and could materially and adversely impact in the future our licensees or royalty-agreement counterparties or their licensees, which could cause delays or elimination of our receipts of potential milestones and royalties under our licensing or royalty and milestone acquisition arrangements.

In March 2020, COVID-19, the disease caused by a novel strain of coronavirus, was declared a pandemic by the World Health Organization. The pandemic has severely affected global economic activity and resulted in the implementation of significant governmental measures, including lockdowns, closures, quarantines and travel bans, intended to control the spread of the virus.

The COVID-19 pandemic has adversely impacted and could materially and adversely impact in the future our licensees or royalty-agreement counterparties or their licensees, which could cause delays, suspensions or cancellations of their drug development efforts including, without limitation, their clinical trials, which would correspondingly delay, suspend or negate the timing of our potential receipts of milestones and royalties under our out-licensing or royalty acquisition agreements. The disruptions to our licensees or royalty purchase agreement counterparties or their licensees could include, without limitation:

●	delays or difficulties in recruiting and enrolling new patients in their clinical trials;
●	delays or difficulties in clinical site initiation, including difficulties in recruiting clinical site investigators and clinical site staff;
●	diversion of healthcare resources away from the conduct of clinical trials, including the diversion of hospitals serving as their clinical trial sites and hospital staff supporting the conduct of their clinical trials;
●	interruption of key clinical trial activities, such as clinical trial site monitoring, due to limitations on travel imposed or recommended by federal, state or local governments, employers and others;

●	limitations in employee resources that would otherwise be focused on the conduct of their clinical trials, including because of sickness of employees or their families or the desire of employees to avoid contact with large groups of people;
●	interruption in global shipping that may affect the transport of clinical trial supplies and materials, such as the investigational drug product used in their clinical trials;
●	delays in receiving approval from the U.S. Food and Drug Administration (“FDA”), the European Medicines Agency (“EMA”) and other U.S. and foreign federal, state and local regulatory authorities to initiate their planned clinical trials or to market their products;
●	changes in FDA, state and local regulation (and those of their foreign counterparts if applicable) as part of a response to the COVID-19 pandemic which may change the ways in which clinical trials are conducted or discontinue clinical trials altogether;
●	delays in necessary interactions with regulators, ethics committees and other important agencies and contractors due to limitations in employee resources or forced furlough of government employees;
●	delay in the timing of other interactions with the FDA due to absenteeism by federal employees or by the diversion of their efforts and attention to approval of other therapeutics or other activities related to COVID-19; and
●	refusal of the FDA to accept data from clinical trials in affected geographies outside the United States or of foreign regulatory authorities to accept data from clinical trials in affected areas outside their applicable countries.

The extent to which the COVID-19 pandemic continues to impact our business and prospects and the overall economies of the United States and other countries will depend on numerous evolving factors, which are highly uncertain and cannot be predicted with confidence, such as the duration and scope of the pandemic, potential mutations in the COVID-19 virus, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease.

The COVID-19 pandemic continues to pose risks to our business, including at our headquarters in Emeryville, California, which has in the past been subject to local and statewide “stay-at-home” orders issued by Alameda County and the Governor of the State of California, as well as the business or operations of our partners and other third parties with whom we conduct business.

The COVID-19 pandemic has resulted in extended travel and other continued restrictions in order to reduce the spread of the disease, including California executive orders, San Francisco Bay Area orders and several other state and local orders across the United States, which, among other things, direct individuals to continue to shelter at their places of residence, direct businesses and governmental agencies to cease non-essential operations at physical locations, prohibit certain non-essential gatherings, and order cessation of non-essential travel. The evolving effects of the COVID-19 pandemic and restrictive government measures taken in response have had a significant impact, both direct and indirect, on businesses and commerce, as significant reductions in business related activities have occurred, supply chains have been disrupted, and manufacturing and clinical development activities have been curtailed or suspended.

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

In addition, quarantines, stay-at-home, executive and similar government orders, shutdowns or other restrictions on the conduct of business operations continue to impact personnel at third-party clinical testing sites, manufacturing facilities, and the availability or cost of materials, which could disrupt our licensees’ and royalty purchase agreement counterparties and their licensees’ supply chains.

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

We are engaged in a continual review of opportunities to acquire future royalties, milestones and other payments related to drug development and sales as part of our royalty aggregator strategy or to acquire companies that hold royalty assets. Generally, at any time, we seek to have acquisition opportunities in various stages of active review, including, for example, our engagement of consultants and advisors to analyze particular opportunities, technical, financial and other confidential information, submission of indications of interest and involvement as a bidder in competitive auctions. Many potential acquisition targets do not meet our criteria, and for those that do, we may face significant competition for these acquisitions from other royalty buyers and enterprises. Competition for future asset acquisition opportunities in our markets could increase the price we pay for such assets and could reduce the number of potential acquisition targets. The success of our acquisitions is based on our ability to make accurate assumptions regarding the valuation, probability, timing and amount of potential future royalty and milestone payments as well as the viability of the underlying technology and intellectual property. The failure of any of these acquisitions to produce anticipated revenues may materially and adversely affect our financial condition and results of operations.

Some of these acquisitions may expose us to credit risk in the event of a default by or bankruptcy of the licensor(s) or licensee(s) that are parties to the applicable license agreement(s) covering the potential milestone and royalty streams being acquired. In addition, the impact of COVID-19 on the capital markets may limit our licensees or royalty-agreement counterparties’ ability to access additional funding. While we generally try to structure our receipt of potential milestone and royalty payments to minimize the risk associated with such a default or bankruptcy, there can be no assurance that any such default or bankruptcy will not adversely affect our ability to receive future potential royalty and/or milestone payments. To mitigate this risk, on occasion, we may obtain a security interest as collateral in such royalty, milestone and other payments. Our credit risk in respect of such counterparty may be exacerbated when the collateral held by us cannot be realized upon or is liquidated at prices not sufficient to recover the full amount we are due pursuant to the terms of the agreements covering the particular assets. This could occur in circumstances where the original collateral was not sufficient to cover a complete loss (e.g., our interests were only partially secured) or may result from the deterioration in value of the collateral, so that, in either such case, we are unable to recuperate our full capital outlay. Any such losses resulting therefrom could materially and adversely affect our financial condition and results of operations.

Many of our potential royalty acquisitions may be associated with drug products that are in clinical development and have not yet been commercialized. To the extent that such products are not successfully developed and commercialized, our financial condition and results of operations may be negatively impacted. Acquisitions of potential royalties associated with development stage biopharmaceutical product candidates are subject to a number of uncertainties.

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

In addition, the developers of these development-stage product candidates may not be able to raise additional capital to continue their discovery, development and commercialization activities, which may cause them to delay, reduce the scope of, or eliminate one or more of their clinical trials or research and development programs. If other product developers introduce and market products that are more effective, safer, less invasive or less expensive than the relevant products that generate our royalties, or if such developers introduce their products prior to the competing products underlying our royalties, such products may not achieve commercial success and thereby result in a loss for us.

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

Risks Related to our Industry

Biopharmaceutical products are subject to sales risks.

Biopharmaceutical product sales may be lower than expected due to a number of reasons, including pricing pressures, insufficient demand, product competition, failure of clinical trials, lack of market acceptance, obsolescence, loss of patent protection, the impact of the COVID-19 global pandemic or other factors, and development-stage product candidates may fail to reach the market. Unexpected side effects, safety or efficacy concerns can arise with respect to a product, leading to product recalls, withdrawals or declining sales. As a result, payments of our future potential milestones and/or royalties may be reduced or cease. In addition, these potential payments may be delayed, causing our near-term financial performance to be weaker than expected.

Biopharmaceutical products are subject to substantial competition.

The biopharmaceutical industry is a highly competitive and rapidly evolving industry. The length of any product’s commercial life cannot be predicted with certainty. There can be no assurance that one or more products on which we are entitled to a potential milestone or royalty will not be rendered obsolete or non-competitive by new products or improvements on which we are not entitled to a potential milestone or royalty, either by the current marketer of such products or by another marketer. Current marketers of products may undertake these development efforts in order to improve their products or to avoid paying our royalty. Adverse competition, obsolescence or governmental and regulatory action or healthcare policy changes could significantly affect the revenues, including royalty-related revenues, of the products which generate our potential milestones and royalties.

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

We depend on our licensees and royalty-agreement counterparties for the determination of royalty and milestone payments. While we typically have primary or back-up rights to audit our licensees and royalty-agreement counterparties, the independent auditors may have difficulty determining the correct royalty calculation, we may not be able to detect errors and payment calculations may call for retroactive adjustments. We may have to exercise legal remedies, if available, to resolve any disputes resulting from any such audit.

The royalty and milestone payments we may receive are dependent on our licensees and royalty agreement counterparties and their licensees’ achievement of regulatory and developmental milestones and product sales. Each licensee’s calculation of the royalty payments is subject to and dependent upon the adequacy and accuracy of its sales and accounting functions, and errors may occur from time to time in the calculations made by a licensee and/or a licensee may fail to report the achievement of royalties or milestones in whole or in part. Our license and royalty agreements typically provide us the primary or back-up right to audit the calculations and sales data for the associated royalty payments; however, such audits may occur many months following our recognition of the royalty revenue, may require us to adjust our royalty revenues in later periods and may require expense on our part. Further, our licensees and royalty-agreement counterparties may be uncooperative or have insufficient records, which may complicate and delay the audit process.

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

The rules and interpretations of the SEC and the courts, relating to the definition of "investment company" are very complex. While we currently intend to conduct our operations so that we will not be an investment company under applicable SEC interpretations, we can provide no assurance that the SEC would not take the position that the Company would be required to register under the Investment Company Act of 1940 (the “‘40 Act”) and comply with the ‘40 Act’s registration and reporting requirements, capital structure requirements, affiliate transaction restrictions, conflict of interest rules, requirements for disinterested directors, and other substantive provisions. We monitor our assets and income for compliance under the ‘40 Act and seek to conduct our business activities to ensure that we do not fall within its definitions of “investment company,” or that we qualify under one of the exemptions or exclusions provided by the ‘40 Act and corresponding SEC regulations. If we were to become an “investment company” and be subject to the restrictions of the ‘40 Act, those restrictions would likely require significant changes in the way we do business and add significant administrative burdens to our operations. To ensure that we do not fall within the ‘40 Act, we may need to take various actions which we might otherwise not pursue. These actions may include restructuring the Company and/or modifying our mixture of assets and income or a liquidation of certain of our assets.

Our licensees or royalty-agreement counterparties or their licensees could be subject to natural disasters, public health crises, political crises and other catastrophic events that could hinder or disrupt development efforts.

We depend on our licensees and royalty-agreement counterparties and their licensees to successfully develop and commercialize product candidates for which we may receive milestone and royalty payments in the future. Our licensees and royalty-agreement counterparties and their licensees operate research and development efforts in various locations in the United States and internationally. If any of their facilities is affected by natural disasters, such as earthquakes, tsunamis, power shortages or outages, floods or monsoons, public health crises, such as pandemics and epidemics, political crises, such as terrorism, war, political instability or other conflict, or other events outside of their control, their research and development efforts could be disrupted, which could result in the delay or discontinuation of development of one or more of the product candidates in which we have rights to future milestone and/or royalty payments which could have a material adverse effect on our business operations and prospects.

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

We have incurred significant operating losses and negative cash flows from operations since our inception. Although, we generated net income of $13.3 million and positive cash flows from operations of $10.1 million for the year ended December 31, 2020, we had net losses of $2.0 million for the year ended December 31, 2019. As of December 31, 2020, we had an accumulated deficit of $1.2 billion. We do not know whether we will ever achieve sustained profitability or whether cash flow from future operations will be sufficient to meet our needs.

To date, we have financed our operations primarily through the sale of equity securities and debt and royalty interests, and payments received under our collaboration and licensing arrangements. The size of our future net losses will depend, in part, on the rate of our future expenditures and our and our partners’ ability to generate revenues. If our partners’ product candidates are not successfully developed or commercialized, or if revenues are insufficient following regulatory approval, we will not achieve profitability and our business may fail. Our ability to achieve profitability is dependent in large part on the success of our and our partners’ ability to license product candidates, and the success of our partners’ development programs, both of which are uncertain. Our success is also dependent on our partners obtaining regulatory approval to market product candidates which may not materialize or prove to be successful.

Our royalty aggregator strategy may require us to raise additional funds to acquire milestone and royalty interests; we cannot be certain that funds will be available or available at an acceptable cost of capital, and if they are not available, we may be unsuccessful in acquiring milestone and royalty interests to sustain the business in the future.

We may need to commit substantial funds to continue our business, and we may not be able to obtain sufficient funds on acceptable terms, if at all. Any additional debt financing or additional equity that we raise may contain terms that are not favorable to us and/or result in dilution to our stockholders, including pursuant to our 2018 ATM Agreement, as amended. Our Series A Preferred Stock, while not dilutive, includes dividends and required that we establish a segregated cash account adequate to fund the dividends. If we raise additional funds through licensing arrangements with third parties, we may be required to relinquish some rights to our technologies or our product candidates, grant licenses on terms that are not favorable to us or enter into a license arrangement for a product candidate at an earlier stage of development or for a lesser amount than we might otherwise choose.

If adequate funds are not available on a timely basis, we may:

●	reduce or eliminate royalty aggregation efforts;
●	further reduce our capital or operating expenditures;
●	curtail our spending on protecting our intellectual property; or
●	take other actions which may adversely affect our financial condition or results of operations.

Changes in the potential royalty acquisition market, including its structure and participants, or a reduction in the growth of the biopharmaceutical industry, could lead to diminished opportunities for us to acquire potential milestones and royalties, fewer potential milestones and royalties (or potential milestones or royalties of significant scale) being available, or increased competition for potential royalties. Even if we continue to acquire potential royalties and they become actual royalties, they may not generate a meaningful return for a period of several years, if at all, due to the price we pay for such royalties or other factors relating to the underlying products. As a result, we may not be able to continue to acquire potential milestones and royalties as we have in the past, or at all.

We use leverage in connection with our capital deployment, which magnifies the potential for loss if the potential royalties acquired or generated through out-licensing and royalty purchase agreements do not generate sufficient income to us.

We use borrowed funds to finance a portion of our deployed capital. The use of leverage creates an opportunity for an increased return but also increases the risk of loss if our assets do not generate sufficient income to us. The interest expense and other costs incurred in connection with such borrowings may not be covered by the future potential income from our assets. In addition, leverage and the requirement to pay cumulative dividends on Series A Preferred Stock, may inhibit our operating flexibility and reduce cash flow available for dividends to our common shareholders.

The level of our indebtedness could limit our ability to respond to changing business conditions. The various agreements relating to our borrowings may impose operating and financial restrictions on us which could affect the number and size of the potential milestones and royalties that we may pursue. Therefore, no assurance can be given that we will be able to take advantage of favorable conditions or opportunities as a result of any restrictive covenants under our indebtedness or preferred stock. There can also be no assurance that additional debt or equity financing, either to replace or increase existing debt financing, will be available when needed or, if available, will be obtainable on terms that are commercially reasonable.

Additional risks related to our leverage include:

●	our potential future milestones and royalties are used as collateral for our borrowings;
●	in the event of a default under any of our secured borrowings, one or more of our creditors or their assignees could obtain control of our future potential milestones and royalties and, in the event of a distressed sale, these creditors could dispose of these royalties for significantly less value than we could realize for them;
●	we may have to comply with various financial covenants in future agreements that govern our debt, including requirements to maintain certain leverage ratios and coverage ratios, which may affect our ability to achieve our business objectives;
●	our ability to pay dividends to our shareholders (except with respect to our Series A preferred stock) may be restricted;
●	to the extent that interest rates at which we borrow increase, our borrowing costs will increase, and our leveraging strategy will become more costly, which could lead to diminished net profits; and

We have a continuing obligation to pay quarterly dividends to holders of our Series A Preferred stock, which will be an on-going expenditure for us and may limit our ability to borrow additional funds.

Holders of our Series A preferred stock are entitled to receive, when and as declared by our Board of Directors, out of funds legally available for the payment of dividends, cumulative cash dividends at the rate of 8.625% of the $25.00 liquidation preference per year (equivalent to $2.15625 per year). Dividends on the Series A preferred stock will accumulate and be cumulative from, and including, the date of original issue by us of the Series A preferred stock. Dividends will be payable in arrears on or about the 15th day of January, April, July and October beginning on or about April 15, 2021. In the event of any voluntary or involuntary liquidation, dissolution or winding up of our affairs, the holders of shares of Series A preferred stock are entitled to be paid out of our assets legally available for distribution to our shareholders a liquidation preference of $25.00 per share, plus an amount equal to any accumulated and unpaid dividends up to the date of payment (whether or not declared), before any distribution or payment may be made to holders of shares of common stock or any other class or series of our equity stock ranking, as to liquidation rights, junior to the Series A preferred stock. On and after December 15, 2021, the shares of Series A preferred stock will be redeemable at our option, in whole or in part, at redemption prices ranging from $26.00 per share to $25.00 per share, plus any accrued and unpaid dividends, depending on the date of redemption. The payment of cash dividends and share repurchases is subject to limitations under applicable laws and the discretion of our Board of Directors and is determined after considering current conditions, including earnings, other operating results and capital requirements. Decreases in asset values or increases in liabilities can reduce net earnings and stockholders’ equity. A deficit in stockholders’ equity could limit our ability to pay dividends and make share repurchases under Delaware law. On the other hand, our continued obligation to pay dividends to the holders of our Series A preferred stock could restrict us from additional borrowings or make them more costly.

The holders of our indebtedness and preferred stock have rights that are senior to those of our common stockholders.

As of December 31, 2020, the outstanding principal balance of our indebtedness under the Loan Agreement was $12.2 million. The indebtedness under the Loan Agreement is senior to our shares of preferred stock and common stock in right of payment of dividends and other distributions. In the event of our bankruptcy, dissolution or liquidation, the holders of our indebtedness must be satisfied before any distributions can be made to our preferred or common stockholders.

At December 31, 2020 we had issued and outstanding 984,000 shares of Series A Preferred Stock with a liquidation preference of $25.00 per share, plus an amount equal to any accumulated and unpaid dividends up to the date of payment (whether or not declared). Our preferred stock is senior to our shares of common stock in right of payment of dividends and other distributions. In the event of our bankruptcy, dissolution or liquidation, the holders of our preferred stock must be satisfied before any distributions can be made to our common stockholders.

Information available to us about the biopharmaceutical products underlying the potential royalties we buy may be limited and therefore our ability to analyze each product and its potential future cash flow may be similarly limited.

We may have limited information concerning the products generating the future potential milestones and royalties we are evaluating for acquisition. Often, the information we have regarding products following our acquisition of a potential milestone or royalty may be limited to the information that is available in the public domain. Therefore, there may be material information that relates to such products that we would like to know but do not have and may not be able to obtain. For example, we do not always know the results of studies conducted by marketers of the products of others or the nature or amount of any complaints from doctors or users of such products. In addition, the market data that we obtain independently may also prove to be incomplete or incorrect. Due to these and other factors, the actual potential cash flow from a potential royalty may be significantly lower than our estimates.

Our future income is dependent upon numerous potential milestone and royalty-specific assumptions and, if these assumptions prove not to be accurate, we may not achieve our expected rates of returns.

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

Reductions or declines in income from potential milestones and royalties, or significant reductions in potential milestone or royalty payments compared to expectations, or impairments in the value of potential milestones and royalties acquired could have a material adverse effect our financial condition and results of operations.

The amount and duration of a royalty usually varies on a country-by-country basis and can be based on a number of factors, such as payments to third party licensors, whether the product is sold singly or in combination, patent expiration dates, regulatory exclusivity, years from first commercial sale of the applicable drug product, the entry of competing generic or biosimilar products, or other terms set out in the contracts governing the royalty. It is common for royalty durations to expire earlier or later than anticipated due to unforeseen positive or negative developments over time, including with respect to the granting of patents and patent term extensions, the invalidation of patents, claims of patent misuse, litigation between the party controlling the patents and third party challengers of the patents, the ability of third parties to design around or circumvent valid patents, the granting of regulatory exclusivity periods or extensions, timing for the arrival of generic or biosimilar competitor products, changes to legal or regulatory regimes affecting intellectual property rights or the regulation of pharmaceutical products, product life cycles, and industry consolidations. If an unexpected reduction in a royalty amount or shortening of a potential royalty term were to occur, it could result in a reduction in potential income from milestones and royalties, a significant reduction in potential milestones and royalty payments compared to expectations, or a permanent impairment of such potential milestones and royalty payments.

A large percentage of the calculated net present value of our portfolio is represented by a limited number of products. The failure of any one of these products to move forward in clinical development or commercialization may have a material adverse effect on our financial condition and results of operation.

Our asset portfolio may not be fully diversified by product, therapeutic area, geographic region or other criteria. Any significant deterioration in the amount or likelihood of receipt of potential cash flows from the top products in our asset portfolio could have a material adverse effect on our business, financial condition and results of operations. In addition, should the payor of any future potential milestones or royalties decline to pay such potential milestones and royalties for any reason, such failure may result in a material adverse effect on our financial condition and results of operation.

Risks Related to Our Reliance on Third Parties

We and our partners rely heavily on license and collaboration relationships, and any disputes or litigation with our partners or termination or breach of any of the related agreements could reduce the financial resources available to us, including our ability to receive milestone payments and future potential royalty and other revenues. License or collaboration agreements relating to products may, in some instances, be unilaterally terminated or disputes may arise which may affect our potential milestones, royalties and other payments.

License or collaboration agreements relating to the products generating our future potential milestones and royalties and other payment rights may be terminated, which may adversely affect sales of such products and therefore the potential payments we may receive. For example, under certain license or collaboration agreements, marketers may retain the right to unilaterally terminate the agreements. When the last patent covering a product expires or is otherwise invalidated in a country, a marketer may be economically motivated to terminate the applicable license or collaboration agreement, either in whole or with respect to such country, in order to terminate its payment and other obligations. In the event of such a termination, a licensor (which may be us in the case of our out-licensed products) or collaborator may no longer receive all of the payments it expected to receive from the applicable licensee or collaborator and may also be unable to find another company to continue developing and commercializing the product on the same or similar terms as those under the license or collaboration agreement that has been terminated.

In addition, license or collaboration agreements may fail to provide significant protection for the applicable licensor (which may be us in the case of our out-licensed products) or collaborator in case of the applicable licensee’s or collaborator’s failure to perform or in the event of disputes. License and collaboration agreements which relate to the products underlying our potential future milestones, royalties and other payment rights, are complex and certain provisions in such agreements may be susceptible to multiple interpretations. Disputes may arise regarding intellectual property, royalty terms, payment rights or other contractual terms subject to a license or collaboration agreement, including:

●	the scope or duration of rights granted under the license or collaboration agreement and other interpretative issues;
●	the amounts or timing of royalties, milestones or other payments due under the license or collaboration agreement;
●	the sublicensing of patent or other rights under our license or collaboration relationships;
●	the diligence obligations under the license or collaboration agreement and what activities satisfy such diligence obligations:
●	the inventorship and ownership of inventions and know-how resulting from the joint creation or use of intellectual property by us or our partners; and
●	the priority of invention of patented technology.

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

Our potential milestone and royalty providers may rely on third parties to provide services in connection with their product candidate development and manufacturing programs. The inadequate performance by or loss of any of these service providers could affect our potential milestone and royalty providers’ product candidate development.

Third parties provide services in connection with preclinical and clinical development programs, including in vitro and in vivo studies, assay and reagent development, immunohistochemistry, toxicology, pharmacokinetics, clinical trial support, manufacturing and other outsourced activities. If these service providers do not adequately perform the services for which our potential milestone and royalty providers have contracted, or cease to continue operations, and are not able to find a replacement provider quickly or lose information or items associated with their drug product candidates, our potential milestone and royalty providers’ development programs and receipt of any potential resulting income may be delayed.

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

Under our contracts with NIAID, a part of the National Institute of Health (“NIH”), we invoiced using NIH provisional rates, and these are subject to future audits at the discretion of NIAID’s contracting office. In October of 2019, NIH notified us that it engaged KPMG LLP (“KPMG”) to perform an audit of our Incurred Cost Submissions for 2013, 2014 and 2015. The audit procedures were complete as of December 31, 2020 and we adjusted our estimated liability owed to NIH to $1.4 million. This audit has resulted in an adjustment to revenue previously reported. The audit remains subject to further review by NIH as part of the contract close-out process and we may incur further liability as a result.

In addition, under the contracts with HCRP, the amortization for the reporting period is calculated based on the payments expected to be made by the licensees to HCRP over the term of the arrangement. Any changes to the estimated payments by the licensees to HCRP can result in a material adjustment to revenue previously reported.

Failure of our potential milestone and royalty providers’ product candidates to meet current Good Manufacturing Practices standards may subject our licensees to delays in regulatory approval and penalties for noncompliance.

Our potential milestone and royalty providers may rely on third party manufacturers and such contract manufacturers are required to produce clinical product candidates under current Good Manufacturing Practices (“cGMP”) to meet acceptable standards for use in clinical trials and for commercial sale, as applicable. If such standards change, the ability of contract manufacturers to produce our potential milestone and royalty providers’ drug product candidates on the schedule required for clinical trials or to meet commercial requirements may be affected. In addition, contract manufacturers may not perform their obligations under their agreements with our potential milestone and royalty providers or may discontinue their business before the time required by us to successfully produce clinical and commercial supplies of our potential milestone and royalty providers’ product candidates.

Contract manufacturers are subject to pre-approval inspections and periodic unannounced inspections by the FDA and corresponding state and foreign authorities to ensure strict compliance with cGMP and other applicable government regulations and corresponding foreign standards. We do not have control over a third-party manufacturer’s compliance with these regulations and standards. Any difficulties or delays in contractors’ manufacturing and supply of our potential milestone and royalty providers’ product candidates or any failure of our potential milestone and royalty providers’ contractors to maintain compliance with the applicable regulations and standards could increase costs, reduce revenue, make our licensees postpone or cancel clinical trials, prevent or delay regulatory approval by the FDA and corresponding state and foreign authorities, prevent the import and/or export of our potential milestone and royalty providers’ product candidates, or cause any of our potential milestone and royalty providers’ products that may be approved for commercial sale to be recalled or withdrawn.

Certain of our technologies are in-licensed from third parties, so our and our licensees’ capabilities use of them may be restricted and subject to additional risks.

We have licensed technologies from third parties. These technologies include phage display technologies licensed to us in connection with our bacterial cell expression technology licensing program and antibody products. However, our and our licensees and collaborators’ use of these technologies is limited by certain contractual provisions in the licenses relating to them, and although we have obtained numerous licenses, intellectual property rights in the area of phage display are particularly complex. If we are unable to maintain our licenses, patents or other intellectual property, we could lose important protections that are material to continuing our operations and for future prospects. Our licensors also may seek to terminate our license, which could cause us and our licensees to lose the right to use the licensed intellectual property and adversely affect our and our licensees’ ability to commercialize our technologies, products or services.

Risks Related to the Development and Commercialization of our Current and Future Product Candidates

We may not be able to successfully identify and acquire potential milestone and royalty streams on other products, product candidates, or programs, or other companies to grow and diversify our business, and, even if we are able to do so, we may not be able to successfully manage the risks associated with integrating any such products, product candidates, programs or companies into our business or we may otherwise fail to realize the anticipated benefits of these acquisitions.

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

If our potential royalty providers’ therapeutic product candidates do not receive regulatory approval, our potential royalty providers will be unable to market them.

Our potential royalty providers’ product candidates cannot be manufactured and marketed in the United States or any other countries without required regulatory approvals. The U.S. government and governments of other countries extensively regulate many aspects of our product candidates, including:

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

The results of the preclinical studies and clinical testing, together with chemistry, manufacturing and controls information, are submitted to the FDA and other health authorities in the form of a New Drug Application (“NDA”) for a drug, and in the form of a Biologic License Application (“BLA”) for a biological product, requesting approval to commence commercial sales. In responding to an NDA or BLA, the FDA or foreign health authorities may grant marketing approvals, request additional information or further research, or deny the application if they determine the application does not satisfy regulatory approval criteria. Regulatory approval of an NDA, BLA, or supplement is never guaranteed. The approval process can take several years, is extremely expensive and can vary substantially based upon the type, complexity, and novelty of the products involved, as well as the target indications. Our potential royalty providers ultimately may not be able to obtain approval in a timely fashion or at all.

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

The FDA and other regulatory agencies have substantial discretion in both the product approval process and manufacturing facility approval process, and as a result of this discretion and uncertainties about outcomes of testing, we cannot predict at what point, or whether, the FDA or other regulatory agencies will be satisfied with our licensees’ submissions or whether the FDA or other regulatory agencies will raise questions that may be material and delay or preclude product approval or manufacturing facility approval. In light of this discretion and the complexities of the scientific, medical and regulatory environment, our or our potential royalty providers’ interpretation or understanding of the FDA’s or other regulatory agencies’ requirements, guidelines or expectations may prove incorrect, which also could delay further or increase the cost of the approval process.

Our potential milestone and royalty providers face uncertain results of clinical trials of product candidates.

Drug development has inherent risk, and our potential milestone and royalty providers are required to demonstrate through adequate and well-controlled clinical trials that product candidates are effective, with a favorable benefit-risk profile for use in their target profiles before they can seek regulatory approvals for commercial use. It is possible our potential royalty providers may never receive regulatory approval for any licensed product candidates. Even if a product candidate receives regulatory approval, the resulting product may not gain market acceptance among physicians, patients, healthcare payors and the medical community.

Our potential milestone and royalty providers’ product candidates require significant additional research and development, extensive preclinical studies and clinical trials and regulatory approval prior to any commercial sales. This process is lengthy and expensive, often taking a number of years. As clinical results frequently are susceptible to varying interpretations that may delay, limit or prevent regulatory approvals, the length of time necessary to complete clinical trials and to submit an application for marketing approval for a final decision by a regulatory authority varies significantly. As a result, it is uncertain whether:

●	our potential milestone and royalty providers’ future filings will be delayed;
●	our potential milestone and royalty providers’ preclinical studies will be successful;
●	our potential milestone and royalty providers will be successful in generating viable product candidates;
●	we will be successful in finding collaboration and licensing partners to advance our product candidates on our behalf;
●	our potential milestone and royalty providers will be able to provide necessary data;
●	results of future clinical trials by our potential milestone and royalty providers will justify further development; or
●	our potential milestone and royalty providers ultimately will achieve regulatory approval for product candidates in which we have an interest.

The timing of the commencement, continuation and completion of clinical trials by our potential milestone and royalty providers may be subject to significant delays relating to various causes, including failure to complete preclinical testing and earlier-stage clinical trials in a timely manner, inability to engage contract research organizations and other service providers, scheduling conflicts with participating clinicians and clinical institutions, changes in key personnel at clinical institutions, difficulties in identifying and enrolling patients who meet trial eligibility criteria and shortages of available drug supply. In addition, since we and our royalty agreement counterparties license our product candidates to others to fund and conduct clinical trials, we, and they, have limited control over how quickly and efficiently such licensees advance those trials. Patient enrollment is a function of many factors, including the size of the patient population, the proximity of patients to clinical sites, the concentration of patients in specialist centers, the eligibility criteria for the trial, the existence of competing clinical trials and the availability of alternative or new treatments. Regardless of the initial size or relative complexity of a clinical trial, the costs of such trial may be higher than expected due to increases in duration or size of the trial, changes in the protocol under which the trial is being conducted, additional or special requirements of one or more of the healthcare centers where the trial is being conducted, or changes in the regulatory requirements applicable to the trial or in the standards or guidelines for approval of the product candidate being tested or for other unforeseen reasons.

In addition, our potential milestone and royalty providers may conduct clinical trials in foreign countries, which may subject them to further delays and expenses as a result of increased drug shipment costs, additional regulatory requirements and the engagement of foreign clinical research organizations, and may expose our potential milestone and royalty providers to risks associated with foreign currency transactions to make contract payments denominated in the foreign currency where the trial is being conducted.

New products and technologies of other companies may render some or all of our potential milestone and royalty providers’ product candidates noncompetitive or obsolete.

New developments by others may render our potential milestone and royalty providers’ product candidates or technologies obsolete or uncompetitive. Technologies developed and utilized by the biotechnology and pharmaceutical industries are changing continuously and substantially. Competition in antibody-based technologies is intense and is expected to increase in the future as a number of established biotechnology firms and large chemical and pharmaceutical companies advance in these fields. Many of these competitors may be able to develop products and processes competitive with or superior to our potential milestone and royalty providers for many reasons, including that they may have:

●	significantly greater financial resources;
●	larger research and development staffs;
●	entered into arrangements with, or acquired, biotechnology companies to enhance their capabilities; or
●	extensive experience in preclinical testing and human clinical trials.

These factors may enable others to develop products and processes competitive with or superior to our own or those of our potential milestone and royalty providers. In addition, a significant amount of research in biotechnology is being carried out in universities and other non-profit research organizations. These entities are becoming increasingly interested in the commercial value of their work and may become more aggressive in seeking patent protection and licensing arrangements. Furthermore, many companies and universities tend not to announce or disclose important discoveries or development programs until their patent position is secure or, for other reasons, later. As a result, we and our potential milestone and royalty providers may not be able to track development of competitive products, particularly at the early stages.

Positive developments in connection with a potentially competing product may have an adverse impact on our future potential for receiving revenue derived from development milestones and royalties. For example, if another product is perceived to have a competitive advantage, or another product’s failure is perceived to increase the likelihood that our licensed product will fail, our potential milestone and royalty providers may halt development of product candidates in which we have an interest.

Our potential royalty providers may be unable to price our products effectively or obtain coverage and adequate reimbursement for sales of our products, which would prevent our potential royalty providers’ products from becoming profitable and negatively affect the royalties we may receive.

If our potential royalty providers succeed in bringing our product candidates to the market, they may not be considered cost effective, and reimbursement to the patient may not be available or may not be sufficient to allow our potential royalty providers to sell the products on a competitive basis. In both the United States and elsewhere, sales of medical products and treatments are dependent, in part, on the availability of coverage and adequate reimbursement from third-party payors, such as government and private insurance plans. Significant uncertainty exists as to the coverage and reimbursement status of any products for which our potential royalty providers may obtain regulatory approval. Even if coverage is available, the associated reimbursement rate may not be adequate for our potential royalty providers to cover related costs. Additionally, coverage and reimbursement policies for drug products can differ significantly from payor to payor as there is no uniform policy of coverage and reimbursement for drug products among third-party payors in the United States. Therefore, the process of obtaining coverage and reimbursement is often time-consuming and costly.

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

In addition, the emphasis on managed care in the United States has increased and will continue to increase the pressure on the pricing of pharmaceutical products. We cannot predict whether any legislative or regulatory proposals will be adopted or the effect these proposals or managed care efforts may have on our or our potential milestone and royalty providers’ businesses.

We do not know whether there will be, or will continue to be, a viable market for the product candidates in which we have an ownership or royalty interest.

Even if product candidates in which we have an interest receive approval in the future, they may not be accepted in the marketplace. In addition, our potential royalty providers may experience difficulties in launching new products, many of which are novel and based on technologies that are unfamiliar to the healthcare community. We have no assurance healthcare providers and patients will accept such products, if developed. Similarly, physicians may not accept a product if they believe other products to be more effective or more cost effective or are more comfortable prescribing other products.

Furthermore, government agencies, as well as private organizations involved in healthcare, from time to time publish guidelines or recommendations to healthcare providers and patients. Such guidelines or recommendations can be very influential and may adversely affect product usage directly (for example, by recommending a decreased dosage of a product in conjunction with a concomitant therapy) or indirectly (for example, by recommending a competitive product over a product in which we have an ownership or royalty interest). Consequently, we do not know if physicians or patients will adopt or use products in which we have an ownership or royalty interest for their approved indications.

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

If we and our potential royalty providers are unable to protect our intellectual property, in particular patent protection for principal products, product candidates and processes in which we have an ownership or royalty interest, and prevent the use of the covered subject matter by third parties, our potential royalty providers’ ability to compete in the market will be harmed, and we may not realize our profit potential.

We and our potential royalty providers rely on patent protection, as well as a combination of copyright, trade secret, and trademark laws to protect our proprietary technology and prevent others from duplicating our products or product candidates. However, these means may afford only limited protection and may not:

●	prevent our competitors from duplicating our products and those of our potential royalty providers;
●	prevent our competitors from gaining access to our proprietary information and technology and that of our potential royalty providers; or
●	permit us or our potential royalty providers to gain or maintain a competitive advantage.

Because of the length of time and the expense associated with bringing new products to the marketplace, we and our potential royalty providers hold and are in the process of applying for a number of patents in the United States and abroad to protect product candidates and important processes and also have obtained or have the right to obtain exclusive licenses to certain patents and applications filed by others. However, the mere issuance of a patent is not conclusive as to its validity or its enforceability.

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

If our, and our potential royalty providers intellectual property rights are not protected adequately, our potential royalty providers may not be able to commercialize technologies or products in which we have an ownership or royalty interest, and our competitors could commercialize such technologies or products, which could result in a decrease in our potential royalty providers’ sales and market share that would harm our business and operating results. Specifically, the patent position of biotechnology companies generally is highly uncertain and involves complex legal and factual questions. The legal standards governing the validity of biotechnology patents are in transition, and current defenses as to issued biotechnology patents may not be adequate or available in the future. Accordingly, there is uncertainty as to:

●	whether any pending or future patent applications held by us or our potential royalty providers will result in an issued patent, or whether issued patents will provide meaningful protection against competitors or competitive technologies;
●	whether competitors will be able to design around our or our potential royalty providers’ patents or develop and obtain patent protection for technologies, designs or methods that are more effective than those covered by our or our potential royalty providers’ patents and patent applications; or
●	the extent to which our or our potential royalty providers’ product candidates could infringe on the intellectual property rights of others, which may lead to costly litigation, result in the payment of substantial damages or royalties, reduce the royalty rate due to us, and prevent our potential royalty providers from using our technology or product candidates.

If certain patents issued to others are upheld or if certain patent applications filed by others are issued and upheld, our potential royalty providers may require licenses from others to develop and commercialize certain potential products in which we have an ownership or royalty interest. These licenses, if required, may not be available on acceptable terms, or may trigger contractual royalty offset clauses in our license agreements, or those of our royalty-agreement counterparties. We may become involved in litigation to determine the proprietary rights of others, and any such litigation will presumably be costly and may have other adverse effects on our business, such as inhibiting our potential royalty providers’ ability to compete in the marketplace and absorbing significant management time.

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

We may be required to engage in litigation or other proceedings to protect our intellectual property and/or enforce our contractual rights against former or current licensees or third parties, including third-party collaborators of such licensees. The cost to us of this litigation, even if resolved in our favor, could be substantial and parties to such litigation may be able to sustain the cost of such litigation and proceedings more effectively than we can if they have substantially greater resources than us. Such litigation and any negotiations leading up to it also could divert management’s attention and resources. If this litigation is resolved against us, we may lose the value associated with contract rights contained in our arrangements with licensees and third parties, our patents may be declared invalid, and we could be held liable for significant damages. While it is our current plan to pursue, on a selective basis, potential material contractual breaches against licensees and third parties (including third-party collaborators of licensees) and/or infringement of our intellectual property rights or technology, there can be no assurance that any such enforcement actions will be successful, or if successful, the timing of such success or that we will have sufficient capital to prosecute any such actions to a successful conclusion.

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

Our business efforts could be adversely affected by the loss or COVID-19 related absence of one or more key members of our staff, including our executive officers: James R. Neal, our Chief Executive Officer and Thomas Burns, our Senior Vice President, Finance and Chief Financial Officer. We currently do not have key person insurance on any of our employees. In addition, given our minimal employee base, a COVID-19 outbreak in our employee population could significantly hinder our ability to meet our operating objectives.

Because we are a small biopharmaceutical focused company with limited resources, we may not be able to attract and retain qualified personnel.

We had 10 employees as of March 5, 2021. We may require additional experienced executive, accounting, legal, administrative and other personnel from time to time in the future. There is intense competition for the services of these personnel, especially in California. Moreover, we expect that the high cost of living in the San Francisco Bay Area, where our headquarters is located, may impair our ability to attract and retain employees in the future. If we do not succeed in attracting new personnel and retaining and motivating existing personnel, our business may suffer and we may be unable to implement our current initiatives or grow effectively.

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

Natural disasters, power shortages, power interruptions or other calamities at our Emeryville headquarters could disrupt our business and adversely affect our operations.

Our corporate headquarters is located in Emeryville, California. This location is in an area of seismic activity near active earthquake faults. Any earthquake, tsunami, terrorist attack, riot, fire, power shortage or other calamity affecting our facilities may disrupt our business and could have material adverse effect on our results of operations.

If a natural disaster, power outage or other event occurred that prevented us from using all or a significant portion of our headquarters, that damaged critical infrastructure or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible for us to continue our business for a substantial period of time. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which, particularly when taken together with our lack of earthquake insurance, could have a material adverse effect on our business.

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

The California Consumer Privacy Act became effective on January 1, 2020 and its applicable regulations are being implemented in waves by the California Attorney General, including additional regulations that were still in the comment phase at the end of 2020 (collectively the Act and its regulations, “CCPA”). The CCPA establishes a privacy framework for covered businesses, including an expansive definition of personal information and data privacy rights for California residents. The CCPA includes a framework with potentially severe statutory damages and private rights of action. The CCPA requires covered companies to provide new disclosures to California consumers (as that word is broadly defined in the CCPA), provide such consumers new ways to opt-out of certain sales of personal information, and allow for a new cause of action for data breaches. As we expand our operations, the CCPA will likely impact our business activities and may increase our compliance costs and potential liability. If we fail to comply with the CCPA, including all of the various and recent waves of its implementing regulations, we may face significant fines and penalties that could adversely affect our business, financial condition and results of operations. Other states are beginning to pass similar laws, and some observers have noted that the CCPA could mark the beginning of a trend toward more stringent privacy legislation in the United States, which could increase our potential liability and adversely affect our business. Accordingly, data security breaches experienced by us, our partners or contractors could lead to significant fines, required corrective action, the loss of trade secrets or other intellectual property, public disclosure of sensitive clinical or commercial data, and the exposure of personally identifiable information (including sensitive personal information) of our employees, partners, and others. A data security breach or privacy violation that leads to disclosure or modification of, or prevents access to, patient information, including personally identifiable information or protected health information, could result in fines, increased costs or loss of revenue as a result of:

●	harm to our reputation;
●	fines imposed on us by regulatory authorities;
●	additional compliance obligations under federal, state or foreign laws;
●	requirements for mandatory corrective action to be taken by us; and
●	requirements to verify the correctness of database contents and otherwise subject us to liability under laws and regulations that protect personal data.

If we are unable to prevent such data security breaches or privacy violations or implement satisfactory remedial measures, our operations could be disrupted, and we may suffer loss of reputation, financial loss and other regulatory penalties because of lost or misappropriated information, including sensitive patient data. In addition, these breaches and other inappropriate access can be difficult to detect, and any delay in identifying them may lead to increased harm of the type described above. Moreover, the prevalent use of mobile devices that access confidential information increases the risk of data security breaches, which could lead to the loss of confidential information, trade secrets or other intellectual property. While we have implemented security measures to protect our data security and information technology systems, such measures may not prevent such events. We expect that there will continue to be new proposed laws, regulations and industry standards relating to privacy and data protection in the United States, the EU and other jurisdictions, such as the CCPA. We cannot presently determine the impact such laws, regulations and standards will have on our business. It is possible that the GDPR, CCPA or other laws and regulations relating to privacy and data protection may be interpreted and applied in a manner that is inconsistent from jurisdiction to jurisdiction or inconsistent with our current policies and practices and compliance with such laws and regulations could require us to change our business practices and compliance procedures in a manner adverse to our business. We cannot guarantee that we are in compliance with all such applicable data protection laws and regulations as they are enforced now or as they evolve.

Risks Related to Government Regulation

Even after FDA approval, a product may be subject to additional testing or significant marketing restrictions, its approval may be withdrawn or it may be removed voluntarily from the market.

Even if our potential royalty providers receive regulatory approval for our product candidates, our licensees will be subject to ongoing regulatory oversight and review by the FDA and other regulatory entities. The FDA, the EMA, or another regulatory agency may impose, as a condition of the approval, ongoing requirements for post-approval studies or post-approval obligations, including additional research and development and clinical trials, and the FDA, EMA or other regulatory agency subsequently may withdraw approval based on these additional trials or obligations.

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

Furthermore, marketing approval of a product may be withdrawn by the FDA, the EMA or another regulatory agency or such product may be withdrawn voluntarily by our potential royalty providers based, for example, on subsequently arising safety concerns. The FDA, EMA and other agencies also may impose various civil or criminal sanctions for failure to comply with regulatory requirements, including withdrawal of product approval.

Healthcare reform measures and other statutory or regulatory changes could adversely affect our business.

The United States and some foreign jurisdictions have enacted or are considering a number of legislative and regulatory proposals to change the healthcare system in ways that could affect our potential royalty providers’ ability to sell products in which we have ownership or and royalty interests, if approved, profitably. Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and expanding access. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives. Since January 2017, President Trump signed several executive orders and other directives designed to delay, circumvent, or loosen certain requirements mandated by ACA. Concurrently, Congress considered legislation that would repeal or repeal and replace all or part of ACA. While Congress has not passed comprehensive repeal legislation, several bills affecting the implementation of certain taxes under the ACA have been signed into law. The Tax Cuts and Jobs Act of 2017, or Tax Act, includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. In addition, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the ACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January l, 2021, also eliminated the health insurer tax. The Bipartisan Budget Act of 2018, or the BBA, among other things, amends the ACA, effective January 1, 2019, to increase from 50 percent to 70 percent the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole”. On December 14, 2018, a Texas U.S. District Court Judge ruled that the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Act. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. The U.S. Supreme Court is currently reviewing this case, but it is unknown when a decision will be reached. Although the U.S. Supreme Court has yet ruled on the constitutionality of the ACA, on January 28, 2021, President Biden issued an executive order to initiate a special enrollment period from February 15, 2021 through May 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructs certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is unclear how the Supreme Court ruling, other such litigation, and the healthcare reform measures will impact the ACA and our business.

Other legislative changes have also been proposed and adopted since the ACA was enacted. For example, the Budget Control Act of 2011 resulted in aggregate reductions in Medicare payments to providers of up to two percent per fiscal year, starting in 2013 and, due to subsequent legislative amendments to the statute, including the BBA, will remain in effect through 2030 unless additional Congressional action is taken. However, COVID-19 relief support legislation suspended the 2% Medicare sequester from May 1, 2020 through March 31, 2021. In addition, the American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several types of providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Such laws, and others that may affect our business that have been recently enacted or may in the future be enacted, may result in additional reductions in Medicare and other healthcare funding.

Also, there has been heightened governmental scrutiny recently in the U.S. over pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. At the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020 and September 13, 2020, the Trump administration announced several executive orders related to prescription drug pricing that attempt to implement several of the administration’s proposals. The FDA also released a final rule, effective November 30, 2020, implementing a portion of the importation executive order providing guidance for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed pending review by the Biden administration until March 22, 2021. On November 20, 2020, CMS issued an interim final rule implementing President Trump’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. On December 28, 2020, the United States District Court in Northern California issued a nationwide preliminary injunction against implementation of the interim final rule. However, it is unclear whether the Biden administration will work to reverse these measures or pursue similar policy initiatives. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, and restrictions on certain product access. In some cases, such legislation and regulations have been designed to encourage importation from other countries and bulk purchasing.

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

Any reduction in reimbursement from government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent our potential royalty providers from being able to generate revenue, attain profitability, develop, or commercialize our current product candidates in which we have an ownership or royalty interest.

We and our potential milestone and royalty providers are subject to various state and federal healthcare-related laws and regulations that may impact the commercialization of product candidates for which we possess milestone or royalty rights or could subject us to significant fines and penalties.

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

Because of the breadth of these laws, and the narrowness of the statutory exceptions and regulatory safe harbors available, it is possible that some of our or our potential milestone and royalty providers’ business activities could be subject to challenge under one or more of such laws.

If we or our potential milestone and royalty providers are found to be in violation of any of the laws and regulations described above or other applicable state and federal healthcare laws, we or our potential milestone and royalty providers may be subject to penalties, including significant civil, criminal, and administrative penalties, damages, fines, disgorgement, imprisonment, integrity oversight and reporting obligations, reputational harm, exclusion from government healthcare reimbursement programs and the curtailment or restructuring of our or our potential milestone and royalty providers’ operations, any of which could have a material adverse effect on our business and results of operations. In addition, we and our licensees may be subject to certain analogous foreign laws and violations of such laws could result in significant penalties.

As we or our potential milestone and royalty providers do more business internationally, we will be subject to additional political, economic and regulatory uncertainties.

We or our potential milestone and royalty providers may not be able to operate successfully in any foreign market. We believe that because the pharmaceutical industry is global in nature, international activities will be a significant part of future business activities and when and if we or our potential milestone and royalty providers are able to generate income, a substantial portion of that income will be derived from product sales and other activities outside the United States. Foreign regulatory agencies often establish standards different from those in the United States, and an inability to obtain foreign regulatory approvals on a timely basis could put us at a competitive disadvantage or make it uneconomical to proceed with a product or product candidate’s development. International sales may be limited or disrupted by many factors, including without limitation:

●	imposition of government controls;
●	export license requirements;
●	political or economic instability;
●	trade restrictions;
●	changes in tariffs;
●	restrictions on repatriating profits;
●	exchange rate fluctuations; and
●	withholding and other taxation.

General Risk Factors

Our share price may be volatile, and there may not be an active trading market for our common stock or Series A preferred stock.

There can be no assurance that the market price of our common stock will not decline below its present market price. Additionally, there may not be an active trading market for our common stock or Series A preferred stock. The market prices of biotechnology companies have been and are likely to continue to be highly volatile. Fluctuations in our operating results and general market conditions for biotechnology stocks could have a significant impact on the volatility of our stock price or the existence of an active trading market for our common stock or Series A preferred stock. We have experienced significant volatility in the price of our common stock. From January 1, 2020, through March 5, 2021, the share price of our common stock has ranged from a high of $46.32 to a low of $14.14. Additionally, we have one significant holder of our stock that could affect the liquidity of our stock and have a significant negative impact on our stock price if the holder was to quickly sell their ownership position.

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

We have issued equity securities, and may issue additional equity securities from time to time, that materially and adversely affect the price of our common stock, including our Series X preferred stock and our Series A preferred stock.

We expect that significant additional capital will be needed in the future to continue our planned operations. To the extent we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. We may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in such a manner as we determine from time to time, including pursuant to our 2018 ATM Agreement, as amended. If we sell common stock, convertible securities or other equity securities in more than one transaction, investors may be materially diluted by subsequent sales. These sales may also result in material dilution to our existing stockholders, and new investors could gain rights superior to our existing stockholders. If we issue additional equity securities, the price of our common stock may be materially and adversely affected.

As of December 31, 2020, there were 984,000 shares of Series A preferred stock and 5,003 shares of Series X preferred stock issued and outstanding. Each share of Series X preferred stock is convertible into 1,000 shares of registered common stock. The total number of shares of common stock issuable upon conversion of all issued Series X preferred stock would be 5,003,000 shares. Each share is convertible at the option of the holder at any time, provided that the holder will be prohibited from converting into common stock if, as a result of such conversion, the holder, together with its affiliates, would beneficially own a number of shares above a conversion blocker, which was initially set at 19.99% of our total common stock then issued and outstanding immediately following the conversion of such shares. A holder of Series X preferred shares may elect to increase or decrease the conversion blocker above or below 19.99% on 61 days’ notice, provided the conversion blocker does not exceed the limits under Nasdaq Marketplace Rule 5635(b), to the extent then applicable. If holders of our Series X convertible preferred stock elect to convert their preferred shares into common stock such conversion would dilute our currently outstanding common stock both in number and in earnings per share. BVF (and its affiliates), as current holders of all shares of our Series X preferred stock, would, if they converted all such shares to common stock, obtain majority voting control of the Company. In February 2020, Biotechnology Value Fund, L.P. (“BVF”), the holders of Series Y convertible preferred shares, elected to increase the beneficial ownership limitation to 50% and on April 15, 2020, BVF converted all of their shares of Series Y preferred stock into 1,252,772 shares of common stock. As of December 31, 2020, BVF owned approximately 37.2% of our total outstanding shares of common stock, and if all the Series X convertible preferred shares were converted, BVF would own 56.6% of our total outstanding shares of common stock.

We may sell additional equity or debt securities to fund our operations, which may result in dilution to our stockholders and impose payment obligations or restrictions on our business.

In order to raise additional funds to support our operations, we may sell additional equity or convertible debt securities, which would result in dilution to our stockholders and/or debt securities which may impose restrictive covenants that would adversely impact our business. The sale of additional equity or convertible debt securities could result in additional dilution or result in other rights or obligations that adversely affect our stockholders. For example, holders of shares of our Series A preferred stock are entitled to receive, when and as declared by our Board of Directors, out of funds legally available for the payment of dividends, cumulative cash dividends at the rate of 8.625% of the $25.00 liquidation preference per year (equivalent to $2.15625 per year). The incurrence of indebtedness would result in increased fixed payment obligations and could also result in certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. If we are unable to expand our operations or otherwise capitalize on our business opportunities, our business, financial condition and results of operations could be materially adversely affected and we may not be able to meet our debt service obligations.

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

Based on an analysis under Section 382 of the Internal Revenue Code (which subjects the amount of pre-change NOLs and certain other pre-change tax attributes that can be utilized to an annual limitation), we experienced ownership changes in 2009 and 2012, which substantially limit the future use of our pre-change NOLs and certain other pre-change tax attributes per year. In February 2017, we completed an equity financing for net proceeds of $24.8 million which triggered an additional ownership change under Section 382 that significantly impacted the availability of our tax attributes against future income. Further, due to the existence of a net unrealized built-in loss at the ownership change date, Section 382 further limits our ability to fully utilize the tax deductions associated with certain of our assets, including depreciation and amortization deductions recognized during the 60-month period following the ownership change ending in 2022. Although these deductions will occur in the post-change period, Section 382 treats the deductions as pre-change losses subject to the annual 382 limitation. As of December 31, 2020, we have excluded the NOLs and research and development credits that will expire as a result of the annual limitations. To the extent that we do not utilize our carry-forwards within the applicable statutory carry-forward periods, either because of Section 382 limitations or the lack of sufficient taxable income, the carry-forwards will also expire unused.

The 2017 tax reform law, as modified by 2020 tax legislation, and possible future changes in tax laws or regulations could adversely affect our business and financial condition.

On December 22, 2017, President Trump signed into law comprehensive tax legislation (the “Tax Cuts and Jobs Act”) that significantly revised the Internal Revenue Code of 1986, as amended (the “Code”). Future guidance from the U.S. Internal Revenue Service and other tax authorities with respect to the Tax Cuts and Jobs Act may affect us, and certain aspects of the Tax Cuts and Jobs Act could be repealed or modified in future legislation. For example, on March 27, 2020, the CARES Act was enacted, which includes changes to the tax provisions that benefit business entities and makes certain technical corrections to the Tax Cuts and Jobs Act. On June 29, 2020, California Assembly Bill 85 (AB 85) was signed into law, which suspends the use of California net operating losses and limits the use of California research tax credits for tax years beginning in 2020 and before 2023. Changes in corporate tax rates, the realization of net deferred tax assets relating to our U.S. operations, the taxation of foreign earnings, and the deductibility of expenses under the Tax Cuts and Jobs Act, the CARES Act, or future tax reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges in the current or future taxable years, and could increase our future U.S. tax expense. The foregoing items, as well as any other future changes in tax laws, could have a material adverse effect on our business, cash flow, financial condition, or results of operations. In addition, it is uncertain if and to what extent various states will conform to the Tax Cuts and Jobs Act, the CARES Act, or any newly enacted federal tax legislation.

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

Item 1B.       Unresolved Staff Comments

None.

Item 2.   Properties

We currently lease one building that houses our corporate headquarters in Emeryville, California. The building lease expires in February 2023, and total net lease liability from January 2021 until expiration of the lease is $0.4 million. We believe that our facilities are adequate to meet our requirements for the near term.

Item 3.   Legal Proceedings

From time to time, we may be involved in litigation relating to claims arising out of our operations. We are not currently involved in any material legal proceedings. We may, however, be involved in material legal proceedings in the future. Such matters are subject to uncertainty and there can be no assurance that such legal proceedings will not have a material adverse effect on our business, results of operations, financial position or cash flows.

Item 4.   Mine Safety Disclosures

Not applicable.

PART II

Item 5.   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Registrant’s Common Equity

Our common stock trades on The Nasdaq Global Market tier of the Nasdaq Stock Market LLC (“Nasdaq”) under the symbol “XOMA.” On March 5, 2021, there were 202 stockholders of record of our common stock, one of which was Cede & Co., a nominee for Depository Trust Company (“DTC”). All of the shares of our common stock held by brokerage firms, banks and other financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC and are therefore considered to be held of record by Cede & Co. as one stockholder.

Dividend Policy

We have not paid dividends on our common stock. Holders of shares of our Series A preferred stock are entitled to receive, when and as declared by our Board of Directors, out of funds legally available for the payment of dividends, cumulative cash dividends at the rate of 8.625% of the $25.00 liquidation preference per year (equivalent to $2.15625 per year). We do not anticipate paying cash dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

None.

Item 6.   Selected Consolidated Financial Data

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and are not required to provide the information required under this item.

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

XOMA Corporation (“XOMA”), a Delaware corporation, is a biotech royalty aggregator. We have a sizable portfolio of economic rights to future potential milestone and royalty payments associated with partnered pre-commercial therapeutic candidates. Our portfolio was built through licensing our proprietary products and platforms from our legacy discovery and development business, combined with acquisitions of rights to future milestones and royalties that we have made since our royalty aggregator business model was implemented in 2017. Our drug royalty aggregator business is focused on early to mid-stage clinical assets primarily in Phase 1 and 2 with blockbuster potential licensed to large-cap partners. We expect that most of our future revenue will be based on payments we may receive for milestones and royalties related to these programs.

Significant Developments

Public Offering of Series A Preferred Shares

In December 2020, we sold 984,000 shares of 8.625% Series A cumulative, perpetual preferred stock (“Series A Preferred Stock”) at the price of $25.00 per share, through a public offering for aggregate gross proceeds of $24.6 million. Total offering costs of $2.0 million were offset against the proceeds from the sale of Series A Preferred Stock, for total net proceeds of $22.6 million. As of December 31, 2020, we held restricted cash of $2.1 million in a segregated account that may only be used to pay dividends on the Series A Preferred Stock. As of December 31, 2020, the current and non-current portion of restricted cash was $1.6 million and $0.5 million, respectively.

Royalty Purchase Agreements

Agenus Royalty Purchase Agreement

In November 2020, we earned $1.0 million pursuant to our Agenus Royalty Purchase Agreement upon the advancement of Merck’s MK-4830 into Phase 2 development.

Bioasis Royalty Purchase Agreement

In November 2020, we entered into the Second Bioasis Royalty Purchase Agreement with Bioasis. Under the Second Bioasis Royalty Purchase Agreement, we purchased potential future milestone and other payments, and royalty rights from Bioasis for product candidates that are being developed pursuant to a research collaboration and license agreement between Bioasis and Chiesi. We paid Bioasis $1.2 million upon closing of the Second Bioasis Royalty Purchase Agreement for the purchased rights.

License and Collaboration Agreements

Novartis

In October 2020, the first patient was dosed in Novartis International’s Phase 2 study of NIS793, an anti-TGFβ monoclonal antibody that we licensed to Novartis International, and we earned a $25.0 million milestone payment. As specified under the terms the Anti-TGFβ Antibody License Agreement, we received $17.7 million in cash and the remaining balance of $7.3 million was recognized as a reduction to our debt obligation to Novartis.

Takeda

In November 2020, the first patient was dosed in Takeda’s Phase 2 study of mezagitamab, and we earned a $2.0 million milestone payment from Takeda pursuant to our Takeda Collaboration Agreement.

Rezolute

In December 2017, we entered into a license and common stock purchase agreement with Rezolute, which was amended on March 30, 2018 and further amended on January 7, 2019. The license agreement was amended to eliminate the requirement that equity securities be issued to us upon the closing of the Qualified Financing (as defined in the license agreement) and to replace it with a requirement that Rezolute: (1) make five cash payments to us totaling $8.5 million following the closing of a Qualified Financing on or before specified staggered future dates through September 2020 (the “Future Cash Payments”); and (2) provide for early payment of the Future Cash Payments (only until $8.5 million was reached) by making cash payments to us equal to 15% of the net proceeds of each future financing following the closing of the Qualified Financing, with such payments to be credited against any remaining unpaid Future Cash Payments in reverse order of their future payment date. The common stock purchase agreement was amended to remove certain provisions related to the issuance of equity to us in accordance with the new provisions regarding the Future Cash Payments in the license agreement.

On March 31, 2020, we and Rezolute further amended the license agreement to extend the payment schedule for the remaining $2.6 million in Future Cash Payments. The amendment to the payment terms was in response to Rezolute’s need to preserve cash as a result of the COVID-19 pandemic and was agreed to by us. The revised payment schedule did not impact the total amount due, but instead, spread the $2.6 million into seven quarterly payments to be paid through September 30, 2021. The amended license agreement required that in the event Rezolute completed a Qualified Financing at any time between March 31, 2020 and the date of the final payment, Rezolute would pay all amounts outstanding within fifteen days following the closing of the Qualified Financing.

In the first quarter of 2020, we received the scheduled $0.4 million Future Cash Payment from Rezolute. We evaluated Rezolute’s cash position as of March 31, 2020, including the estimated impact of the COVID-19 pandemic, and determined payments scheduled beyond September 30, 2020 were unlikely to be collected unless Rezolute was able to obtain additional funding, which had not occurred as of March 31, 2020. Therefore, for the three months ended March 31, 2020, we recorded $1.4 million in bad debt expense related to the Future Cash Payments. We received the scheduled $0.4 million and $0.4 million Future Cash Payments from Rezolute in the second and third quarters of 2020, respectively.

On October 9, 2020, Rezolute completed a private placement of its equity securities with gross proceeds of $41.0 million, which was considered a Qualified Financing event under the Third Amendment. The Qualified Financing resulted in acceleration of the remaining receivables of $1.4 million due from Rezolute, and we received the entire amount in October 2020.

Zydus

In March 2020, we entered into a license agreement (the “Zydus Agreement”) with Cadila Healthcare Limited (“Zydus”) under which we granted Zydus an exclusive royalty-bearing license to our anti-interleukin-2 (“IL-2”) monoclonal antibodies, including mAb19, for Zydus to develop and commercialize drug candidates in India, Brazil, Mexico and certain other emerging markets. We retain rights in all other territories, subject to a Zydus right of first negotiation. Under the terms of the Zydus Agreement, Zydus is responsible for the development and commercialization of IL-2 based immuno-oncology drug candidates. XOMA is entitled to receive up to $0.5 million in development and regulatory milestone payments, up to $23.5 million in commercial milestone payments, and mid single-digit to low teens royalties from Zydus. We are also eligible to share out-licensing revenue received by Zydus should Zydus (sub)license to third parties, which share is tiered based on clinical trial stage and ranges from a low to mid double-digit percentage rate.

COVID-19

The COVID-19 pandemic continues to pose risks to our business as clinical trials industry-wide have slowed. Our business is dependent on the continued development and commercialization efforts of our licensees and our royalty agreement counterparties and their licensees. We have been monitoring and continue to monitor our portfolio programs for potential delays in underlying research programs and elections of our partners to continue or cease development. Delays in clinical trials and underlying research programs may lead to delayed revenue from milestones from our licensees and royalty agreement counterparties or, if certain research programs are discontinued, we may recognize impairment charges for our royalty receivables. COVID-19, the related variants, and the timing of vaccine distribution may impact our underlying programs in a variety of ways which are unknown in length and scope at this time.

Critical Accounting Estimates

The accompanying discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements and the related disclosures, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these consolidated financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts in our consolidated financial statements and accompanying notes. On an ongoing basis, we evaluate our estimates, assumptions and judgments described below that have the greatest potential impact on our consolidated financial statements, including those related to legal contingencies, revenue recognized under units-of-revenue method and stock-based compensation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Accounting assumptions and estimates are inherently uncertain and actual results may differ materially from these estimates under different assumptions or conditions.

While our significant accounting policies are more fully described in Note 2 to the consolidated financial statements, we believe the following policies to be the most critical to an understanding of our financial condition and results of operations because they require us to make estimates, assumptions and judgments about matters that are inherently uncertain.

Revenue Recognition

We recognize revenue from all contracts with customers according to Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers ("ASC 606"), except for contracts that are within the scope of other standards, such as leases, insurance, collaboration arrangements and financial instruments. We recognize revenue when our customer obtains control of promised goods or services, in an amount that reflects the consideration which we expect to receive in exchange for those goods or services.

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

We review our valuation assumptions quarterly and, as a result, we likely will update our valuation assumptions used to value stock-based awards granted in future periods utilizing current data. In the future, as additional empirical evidence regarding these input estimates becomes available, we may change or refine our approach of deriving these input estimates. These changes could impact our fair value-based measurement of stock options granted in the future. Changes in the fair value-based measurement of stock awards could materially impact our operating results.

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

We review public information on clinical trials, press releases and updates from our partners regularly to identify any impairment indicators or changes in expected recoverability of the long-term receivable asset. If expected future cash flows discounted to the current period are less than the carrying value of the asset, we will record impairment. The impairment will be recognized by reducing the financial asset to an amount that represents the present value of the most recent estimate of cash flows. No impairment was recorded as of December 31, 2020.

Results of Operations

Revenues

Total revenues for the years ended December 31, 2020, and 2019 were as follows (in thousands):

	Year Ended
	December 31,
	2020	2019	Change
Revenue from contracts with customers	$27,941	$17,276	$10,665
Revenue recognized under units-of-revenue method	1,444	1,094	350
Total revenues	$29,385	$18,370	$11,015

Revenue from Contracts with Customers

Revenue from contracts with customers includes upfront fees, milestone payments and royalties related to the out-licensing of our product candidates and technologies. The primary components of revenue from contracts with customers in 2020 was $25.0 million in milestone revenue earned under our Anti-TGFβ Antibody License Agreement with Novartis International and $2.0 million earned under our collaboration agreement with Takeda. The primary components of revenue from contracts with customers in 2019 was $14.0 million recognized under our license agreement and common stock purchase agreement with Rezolute and $2.5 million in revenue earned from a one-time payment under our license agreement with Janssen.

The generation of future revenues related to licenses, milestones, and royalties is dependent on the achievement of milestones or product sales by our existing licensees. Due to the anticipated impact of COVID-19 on clinical trial activities of our licensees, potential milestone payments may be delayed.

Revenue recognized under units-of-revenue method

Revenues recognized under the units-of-revenue method include the amortization of unearned revenue from the sale of royalty interests to HealthCare Royalty Partners II, L.P (“HCRP”) in 2016. The increase in 2020 compared with 2019 was due to increased sales of products underlying the agreements with HCRP.

The generation of future revenues related to licenses, milestones, and royalties is dependent on the achievement of milestones or product sales by our existing licensees. Milestone payments earned in 2020 are not indicative of anticipated milestones in future periods.

Research and Development Expenses

Research and development (“R&D”) expenses were $0.2 million in 2020, compared with $1.3 million in 2019. The decrease of $1.1 million in 2020, as compared with 2019, was primarily due to a $0.5 million decrease in salary and related expenses as a result of a shift in employee duties that led to a recategorization of an employee from R&D to a general and administrative (“G&A”) department and a $0.5 million decrease in license fee expenses.

We do not expect to incur substantial R&D expenses in 2021 due to the focus on our royalty aggregator business model.

General and Administrative Expenses

G&A expenses include salaries and related personnel costs, facilities costs and professional fees. In 2020, G&A expenses were $16.8 million compared with $21.0 million in 2019.

The decrease of $4.2 million in 2020 as compared with 2019 was primarily due to a $3.9 million decrease in facilities costs due to the termination of our legacy leases and a $1.2 million decrease in salary and related expenses due to a 2019 separation agreement. These decreases were partially offset by a $1.4 million increase in consulting and legal costs.

To support our royalty aggregator business model, we engage third parties to assist in our evaluation of potential acquisitions of milestone and royalty streams. While we expect our personnel related costs to be comparable in 2021 with 2020, consulting expenses may increase in response to an increase in the volume of acquisition targets evaluated or completed.

Other Income (Expense)

Interest Expense

Amortization of debt issuance costs and discounts are included in interest expense. Interest expense is shown below for the years ended December 31, 2020 and 2019 (in thousands):

	Year Ended
	December 31,
	2020	2019	Change
SVB loan	$1,365	$1,207	$158
Novartis note	477	706	(229)
Other	2	6	(4)
Total interest expense	$1,844	$1,919	$(75)

The decrease in interest expense compared with 2019 is primarily due to lower interest rates and decreased loan balances. In October 2020, in connection with the achievement of a clinical development milestone, $7.3 million of the $25.0 million milestone payment received was recognized as a reduction to the Novartis debt obligation.

We expect our interest expense to decrease in 2021 due to the reduction in our outstanding loan balances. If market interest rates increase in the near term, or if we elect to obtain additional financing, our interest expense may increase.

Other Income, Net

The following table shows the activity in other income (expense), net for the years ended December 31, 2020 and 2019 (in thousands):

	Year Ended
	December 31,
	2020	2019	Change
Other income, net
Change in fair value of equity securities	$1,012	$289	$723
Investment income	159	867	(708)
Sublease income	—	3,034	(3,034)
Loss on lease termination	—	(368)	368
Other	54	—	54
Total other income, net	$1,225	$3,822	$(2,597)

We own equity securities consisting of shares of Rezolute’s common stock which are remeasured at fair value at each reporting period. During the years ended December 31, 2020 and 2019, we remeasured the fair value of the equity securities and recognized gains of $1.0 million and $0.3 million, respectively.

The decrease in investment income for the year ended December 31, 2020 as compared to the same period of 2019 is due to lower rates of return on our cash deposits.

We were party to four sublease agreements in 2019. As a result of the termination of our legacy leases in December 2019, we are no longer party to any subleases, resulting in no sublease income for the year ended December 31, 2020 as compared to the same period of 2019.

Total other income, net for 2020 decreased by $2.6 million as compared to 2019 primarily due to the $3.0 million decrease in sublease income.

Provision for Income Taxes

We recorded a $1.5 million income tax benefit for the year ended December 31, 2020 as a result of the CARES Act, which was enacted on March 27, 2020. The CARES Act permits us to carry back losses from 2018 to offset income in 2017 resulting in an income tax receivable. We had no provision for income tax for the year ended December 31, 2019 since we incurred net operating losses.

We continue to maintain a full valuation allowance against our remaining net deferred tax assets. We had a total of $5.9 million of gross unrecognized tax benefits, none of which would affect the effective tax rate upon realization. We do not expect our unrecognized tax benefits to change significantly over the next twelve months.

Liquidity and Capital Resources

The following table summarizes our unrestricted cash, our working capital and our cash flow activities for each of the periods presented (in thousands):

	December 31,	December 31,
	2020	2019	Change
Cash	$84,222	$56,688	$27,534
Working capital	$75,763	$51,098	$24,665

	Year Ended December 31,
	2020	2019	Change
Net cash provided by (used in) operating activities	$10,092	$(285)	$10,377
Net cash used in investing activities	(209)	$(19,300)	19,091
Net cash provided by financing activities	19,793	30,493	(10,700)
Net increase in cash	$29,676	$10,908	$18,768

Cash Provided by (Used in) Operating Activities

Net cash provided by operating activities for the year ended December 31, 2020 of $10.1 million was primarily due to $13.3 million net income and $4.0 million non-cash stock-based compensation, partially offset by the $7.3 million non-cash portion of the Novartis milestone revenue.

Net cash used in operating activities in 2019 of $0.3 million was primarily due to the $2.0 million net loss incurred.

Cash Used in Investing Activities

Net cash used in investing activities for the year ended December 31, 2020 of $0.2 million was due to the purchase of milestone and royalty rights of $1.2 million in connection with the Second Bioasis Royalty Purchase Agreement in November 2020, partially offset by $1.0 million milestone payment received in connection with the Agenus Royalty Purchase Agreement.

Net cash used in investing activities for the year ended December 31, 2019 of $19.3 million was due to the purchases of milestone and royalty rights of $19.3 million in connection with the Bioasis Royalty Purchase Agreement executed in February 2019, the Aronora Royalty Purchase Agreement executed in April 2019, and the Palo Royalty Purchase Agreement executed in September 2019.

Cash Provided by Financing Activities

Net cash provided by financing activities for the year ended December 31, 2020 of $19.8 million was primarily due to the receipt of net cash proceeds of $22.6 million from the public offering of Series A Preferred Stock and $2.4 million net cash provided from the exercise of stock options after related tax payments, partially offset by $5.3 million cash used in the principal payments of debt.

Net cash provided by financing activities for the year ended December 31, 2019 of $30.5 million was primarily related to the sale of common stock issued under the 2019 Rights Offering for total net proceeds of $21.9 million and proceeds received under the SVB loan agreement of $9.5 million.

Public Offering of Series A Preferred Shares

In December 2020, we sold 984,000 shares of 8.625% Series A cumulative, perpetual preferred stock at the price of $25.00 per share, through a public offering for aggregate gross proceeds of $24.6 million. Total offering costs of $2.0 million were offset against the proceeds from the sale of Series A Preferred Stock, for net proceeds of $22.6 million. Holders of our Series A preferred stock are entitled to receive, when and as declared by our Board of Directors, out of funds legally available for the payment of dividends, cumulative cash dividends at the rate of 8.625% of the $25.00 liquidation preference per year (equivalent to $2.15625 per year). Dividends on the Series A preferred stock will accumulate and be cumulative from, and including, the date of original issue by us of the Series A preferred stock. Dividends will be payable in arrears on or about the 15th day of January, April, July and October beginning on or about April 15, 2021. As of December 31, 2020, we held restricted cash of $2.1 million in a segregated account that may only be used to pay dividends on the Series A Preferred Stock. As of December 31, 2020, the current and non-current portion of restricted cash was $1.6 million and $0.5 million, respectively.

Rights Offering 2019

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

Silicon Valley Bank Loan Agreement

Under our Loan Agreement with SVB, upon our request, SVB made advances available to us up to $20.0 million. In March 2019, we and SVB amended the Loan Agreement to extend the draw period from March 31, 2019 to March 31, 2020. In connection with the amendment, we issued a second warrant to SVB which is exercisable in whole or in part for up to an aggregate of 4,845 shares of common stock with an exercise price of $14.71 per share. The warrant may be exercised on a cashless basis and is exercisable within 10 years from the date of issuance or upon the consummation of certain acquisitions of XOMA. As of December 31, 2020, we had an outstanding principal balance of $12.2 million under the Loan Agreement, of which $8.1 million was classified as current portion of long-term debt.

2018 ATM Agreement

In December 2018, we entered into an At The Market Issuance Sales Agreement (the “2018 ATM Agreement”) with H.C. Wainwright & Co., LLC (“HCW”), under which we may offer and sell from time to time at our sole discretion shares of our common stock through HCW as our sales agent, in an aggregate amount not to exceed $30.0 million. HCW may sell the shares by any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 of the Securities Act, and will use its commercially reasonable efforts consistent with its normal trading and sales practices to sell the shares up to the amount specified. We are required to pay HCW a commission of up to 3% of the gross proceeds of any shares of common stock sold under the 2018 ATM Agreement. We have not sold any shares of common stock under the 2018 ATM Agreement.

*           *           *

We have incurred significant operating losses since our inception and have an accumulated deficit of $1.2 billion at December 31, 2020. As of December 31, 2020, we had $84.2 million and $2.1 million in unrestricted and restricted cash, respectively, which will enable us to maintain our operations for a period of at least 12 months following the filing date of this report. As of December 31, 2020, the current and non-current portion of restricted cash was $1.6 million and $0.5 million, respectively.

We have taken and continue to take steps to manage our resources by reducing and/or deferring certain discretionary expenditures to mitigate the adverse impact of the COVID-19 pandemic. Future impacts of COVID-19, related variants, and vaccine distribution may require further actions to improve our cash position, which may include reducing or delaying acquisitions of additional royalty and milestone rights or obtaining additional funds through debt arrangements, the 2018 ATM Agreement, or other equity issuances. Our ability to raise additional capital in the equity and debt markets, should we choose to do so, is dependent on a number of factors, including, but not limited to, the market demand for our common stock, which itself is subject to a number of development and business risks and uncertainties, our creditworthiness and the uncertainty that we would be able to raise such additional capital at a price or on terms that are favorable to us. In addition, our ability to raise additional funds may be adversely impacted by deteriorating global economic conditions and the recent disruptions to and volatility in the credit and financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic.

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

Collaborative Agreements, Royalties and Milestone Payments

We have committed to make potential future milestone payments and legal fees to third parties as part of licensing and development programs. Payments under these agreements become due and payable only upon the achievement of certain developmental, regulatory and commercial milestones by our licensees. Because it is uncertain if and when these milestones will be achieved, such contingencies, aggregating up to $7.6 million (assuming one product per contract meets all milestones) have not been recorded on our consolidated balance sheet as of December 31, 2020. We are unable to determine precisely when and if our payment obligations under the agreements will become due as these obligations are based on milestone events, the achievement of which is subject to a significant number of risks and uncertainties.

Lease Agreements

In December 2019, we terminated two of our operating leases in Berkeley, California and were fully released from any further payment obligations. We continue to lease one administrative facility in Emeryville, California under an operating lease expiring in February 2023. The lease requires us to pay taxes, insurance, maintenance and minimum lease payments.

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 replaced the incurred loss impairment methodology under current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. ASU 2016-13 requires use of a forward-looking expected credit loss model for accounts receivables, loans, and other financial instruments. Adoption of the standard requires using a modified retrospective approach through a cumulative-effect adjustment to retained earnings as of the effective date to align existing credit loss methodology with the new standard. Subsequent to issuing ASU 2016-13, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments – Credit Losses, or ASU 2018-19, for the purpose of clarifying certain aspects of ASU 2016-13. In May 2019, the FASB issued ASU 2019-05, Financial Instruments – Credit Losses (Topic 326): Targeted Transition Relief, or ASU 2019-05, to provide entities with more flexibility in applying the fair value option on adoption of the credit impairment standard. ASU 2018-19 and ASU 2019-05 have the same effective date and transition requirements as ASU 2016-13. ASU 2016-13 will be effective for all entities except public companies that are not smaller reporting companies for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, using a modified retrospective approach. Early adoption is permitted. We plan to adopt ASU 2016-13 and related updates as of January 1, 2023. We are evaluating the impact of adopting this new accounting guidance on our consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820) (“ASU 2018-13”), which modifies, removes and adds certain disclosure requirements on fair value measurements based on the FASB Concepts Statement, Conceptual Framework for Financial Reporting—Chapter 8: Notes to Financial Statements. The ASU is effective for our interim and annual reporting periods during the year ending December 31, 2020, and all annual and interim reporting period thereafter. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. Early adoption is permitted upon issuance of ASU 2018-13. An entity is permitted to early adopt any removed or modified disclosures upon issuance of ASU 2018-13 and delay adoption of the additional disclosures until their effective date. We early adopted the guidance related to removal of disclosures upon issuance of this ASU and adopted the deferred provisions as permitted under the ASU in the first quarter of 2020. The adoption of ASU 2018-13 did not have a material impact on our consolidated financial statements.

In November 2018, the FASB issued ASU 2018-18, Collaborative Arrangements (Topic 808) “Clarifying the Interaction between Topic 808 and Topic 606,” which requires transactions in collaborative arrangements to be accounted for under ASC 606 if the counterparty is a customer for a good or service that is a distinct unit of account. The new standard also precludes an entity from presenting consideration from transactions with a collaborator that is not a customer together with revenue recognized from contracts with customers. The ASU is effective for our interim and annual reporting periods during the year ending December 31, 2020, and all annual and interim reporting period thereafter. Early adoption is permitted, but no earlier than an entity’s adoption date of Topic 606. This ASU requires retrospective adoption to the date we adopted ASC 606, January 1, 2018, by recognizing a cumulative-effect adjustment to the opening balance of retained earnings of the earliest annual period presented. We may elect to apply the ASU retrospectively either to all contracts or only to contracts that are not completed at the date it initially applied ASC 606. We adopted ASU 2018-18 as of January 1, 2020. The adoption of ASU 2018-18 did not have a material impact on our consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The amendments in ASU 2019-12 are intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. ASU 2019-12 is effective for us beginning January 1, 2021. We are evaluating the impact of ASU 2019-12, but do not expect adopting this new accounting guidance will have a material impact on our consolidated financial statements.

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

In August 2020, the FASB issued ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivative and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40). This ASU reduces the number of accounting models for convertible debt instruments and convertible preferred stock and amends the guidance for the derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusion. In addition, this ASU improves and amends the related EPS guidance. These amendments are effective for us for fiscal years beginning after December 15, 2023, including interim period within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. Adoption is either a modified retrospective method or a fully retrospective method of transition. We are currently evaluating the impacts of the provisions of ASU 2020-06 and we do not expect this ASU to have a material impact on our consolidated financial statements.

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

Management’s Report on Internal Control over Financial Reporting

Management, including our Chief Executive Officer and our Senior Vice President, Finance and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f)). The Company’s internal control system was designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements in accordance with accounting principles generally accepted in the United States.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013 Framework). Based on our assessment we believe that, as of December 31, 2020, our internal control over financial reporting is effective based on those criteria.

This Annual Report does not include an attestation report by our registered public accounting firm regarding internal control over financial reporting. Management's report is not subject to attestation by our registered public accounting firm under Section 404(b) of the Sarbanes-Oxley Act pursuant to the rules established by the Securities and Exchange Commission, which permit us to provide only our management report in this Annual Report.

Changes in Internal Control over Financial Reporting

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

Item 9B.       Other Information

On March 10, 2021, we amended the 2018 ATM Agreement with HCW to increase the aggregate amount of shares of our common stock that we could sell through HCW as our sales agent to $50.0 million.

PART III

Item 10. Directors, Executive Officers, Corporate Governance

Directors

Our board of directors currently consists of seven members. The following is a brief biography of each member of our board of directors, with each biography including information regarding the experiences, qualifications, attributes or skills that caused our board of directors to determine that each member of our board of directors should serve as a director as of the date of this Form 10-K.

Name	Title	Age
James Neal	Chief Executive Officer and Director	65
W. Denman Van Ness	Chairman of the Board	78
Joseph M. Limber	Director	68
Jack L. Wyszomierski	Director	65
Matthew Perry	Director	48
Barbara Kosacz	Director	63
Natasha Hernday	Director	49

James Neal was appointed Chief Executive Officer in December 2016 after serving as our Senior Vice President and Chief Operating Officer. He joined the Company in 2009 as its Vice President, Business Development. Mr. Neal brings more than 25 years’ experience forming and maximizing business and technology collaborations globally and in bringing novel products and technologies to market. Prior to joining XOMA, Mr. Neal was Acting Chief Executive Officer of Entelos, Inc. a leading biosimulation company. Previously, in 2007, Entelos acquired Iconix Biosciences, a privately held company where Mr. Neal served as Chief Executive Officer and established multi-year collaborations with Bristol-Myers Squibb, Abbott Labs, Eli Lilly and the U.S. Food and Drug Administration. While Executive Vice President of Incyte Genomics from 1999 to 2002, he led the global commercial activities with pharmaceutical company collaborators and partners including Pfizer, Aventis and Schering-Plough, as well as sales, marketing and business development activities for the company. Earlier, he was associated with Monsanto Company in positions of increasing responsibility. Mr. Neal also serves on the Board of Directors of Leading Biosciences Inc. Mr. Neal earned his B.S. in Biology and his M.S. in Genetics and Plant Breeding from the University of Manitoba, Canada, and holds an Executive MBA degree from Washington University in St. Louis, Missouri. Mr. Neal has significant experience with biopharmaceutical companies and brings the unique perspective of the Chief Executive Officer of the Company to the Board.

W. Denman Van Ness has been a director since October of 1981 and was appointed Lead Independent Director in January of 2008 and Chairman of the Board in August of 2011. He is Chairman of Hidden Hill Advisors, a venture capital consulting firm. From April of 1996 through October of 1999, he was a Managing Director of CIBC Capital Partners, an international merchant banking organization. From 1986 to 1996, Mr. Van Ness was a General Partner of Olympic Venture Partners II and Rainier Venture Partners, venture capital funds, and from 1977 until 1985, he was a General Partner of the venture capital group at Hambrecht & Quist, the manager of several venture capital funds. Mr. Van Ness earned his B.A. in American History and Literature from Williams College and holds an MBA degree from Harvard University. Mr. Van Ness brings to the Board an extensive understanding of corporate development and a background in assessing a wide range of corporate funding sources and partnering opportunities. His leadership skills, including past service on the boards of other companies, contribute to his role as Chairman of the Board.

Joseph M. Limber has been a director since December 2012. Mr. Limber currently serves as President and Chief Executive Officer and a member of the Board of Directors of Secura Bio, Inc., a position he has held since February 2019. Prior to that, Mr. Limber served as President and Chief Executive Officer of Genoptix, Inc. from March 2017 through December 2018. Mr. Limber served as Executive Chairman of ImaginAb from January 2016 through November 2017. Mr. Limber served as President and Chief Executive Officer of Gradalis, Inc. from July 2013 through April 2015. Mr. Limber served as President and Chief Executive Officer of Prometheus Laboratories Inc., a subsidiary of Nestlé Health Science, from December 2003 through April 2013 and as a member of its Board of Directors from January 2004 through

April 2013. From January 2003 to July 2003, Mr. Limber was a consultant and interim Chief Executive Officer for Deltagen, Inc., a provider of drug discovery tools and services to the biopharmaceutical industry. From April 1998 to December 2002, Mr. Limber was the President and Chief Executive Officer of ACLARA BioSciences, Inc. (now Monogram Biosciences, Inc.), a developer of assay technologies and lab-on-a-chip systems for life science research. From 1996 to 1998, he was the President and Chief Operating Officer of Praecis Pharmaceuticals, Inc. (acquired by GlaxoSmithKline plc), a biotechnology company focused on the discovery and development of pharmaceutical products. Prior to Praecis, Mr. Limber served as Executive Vice President of SEQUUS Pharmaceuticals, Inc. (acquired by Alza Corporation and now part of the Johnson & Johnson family of companies). He also held management positions in marketing and sales with Syntex Corporation (now F. Hoffmann-La Roche Ltd.) and with Ciba-Geigy Corporation (now Novartis AG). Mr. Limber holds a B.A. from Duquesne University. Mr. Limber brings to the Board his experience in successfully developing markets for specialty pharmaceutical products and managing the critical transition from research organization to commercial entity.

Jack L. Wyszomierski has been a director since August 2010. From 2004 until his retirement in 2009, Mr. Wyszomierski was Executive Vice President and Chief Financial Officer of VWR International, LLC, a global laboratory supply, equipment and distribution business that serves the world’s pharmaceutical and biotechnology companies, as well as industrial and governmental organizations. At Schering-Plough, a global health care company which had worldwide sales of over $8 billion in 2004, Mr. Wyszomierski held positions of increasing responsibility from 1982 to 2004 culminating in his appointment as Executive Vice President and Chief Financial Officer. Mr. Wyszomierski also serves on the Board of Directors of Athersys, Inc., Exelixis, Inc. SiteOne Landscape Supply, Inc., Solenis, Inc. and served on the Board of Directors of Unigene Laboratories, Inc. from 2012 to 2013. He holds an M.S. in Industrial Administration and a B.S. in Administration, Management Science and Economics from Carnegie Mellon University. Mr. Wyszomierski brings his considerable financial expertise to the Board, the Audit Committee, and the Compensation Committee.

Matthew Perry has been a director since February 2017. Mr. Perry is the President of Biotechnology Value Fund Partners L.P. (“BVF”) and portfolio manager for the underlying funds managed by the firm. BVF Partners is a private investment partnership that has focused on small-cap, value-oriented investment opportunities for more than 20 years. Mr. Perry joined BVF Partners in December 1996 and has been a successful lead investor in dozens of transactions. He has positively influenced corporate direction for numerous biotechnology companies during the course of his career. In January 2016, Mr. Perry was named to CTI BioPharma Corp.’s Board of Directors and is a member of its Compensation Committee. Mr. Perry is also a co-founder and director of Nordic Biotech Advisors ApS, a venture capital firm based in Copenhagen, Denmark. He holds a B.S. degree from the Biology Department at the College of William and Mary. Mr. Perry brings extensive management consulting experience and experience investing in biotechnology companies to the Board.

Barbara Kosacz Chief Operating Officer and General Counsel of Kronos Bio, Inc. has been a director since January 2019. Prior to joining Kronos Bio, Ms. Kosacz was a partner at Cooley LLP from January 1997 to December 2000, and again from February 2002 until July 2020, where she led the international life sciences practice. Ms. Kosacz has more than 25 years of experience in counseling clients in the life sciences arena, ranging from early stage startups to larger public companies, venture funds, investment banks, and non-profit institutions. She has served as a member of the BIO Emerging Companies' Section Governing Board, is a member of the Board of Trustees of the Keck Graduate Institute, an advisory board member of Locust Walk Partners, and has been a speaker at multiple life sciences-related conferences, as well as guest lecturer at the University of California, Berkeley, and Stanford University about biotechnology law, biotech business models, corporate partnering negotiations and deal structures, and bioethics. Recognized by Best Lawyers in America since 2008, and most recently as Biotechnology Lawyer of the Year in 2018, Ms. Kosacz was listed as a "leading lawyer" for healthcare and life sciences in the 2018 Legal 500, as a "Band 1" attorney in the 2018 edition of Chambers USA: America's Leading Lawyers for Business and recognized as a "highly recommended transactions" lawyer by IAM Patent 1000 for her "nearly three decades advising diverse companies in the industry at a deeply strategic and commercial level and overseeing their most complex and profitable deals." Ms. Kosacz is a member of the board of directors of Locust  Walk Acquisition Corp., a blank check company formed for the purpose of acquiring or merging with one or more businesses and Athira Pharma, Inc. Ms. Kosacz received her received B.A. from Stanford University and her J.D. from the University of California, Berkeley School of Law.

Natasha Hernday has been a director since July 2020. Ms. Hernday is the Executive Vice President of Corporate Development and a member of the Executive Committee for the publicly traded biotechnology company Seagen, Inc. (NASDAQ: SGEN). She has worked for Seagen since 2011. From 1994 through 2010, after starting her career in molecular and mammalian cell biology, Ms. Hernday served in various roles of increasing responsibility at Amgen Inc., including as Director, Mergers & Acquisitions and as Director, Out-Partnering. She serves on the board of directors of PDL BioPharma, Inc. (NASDAQ: PDLI), the board of directors for Alpine Immune Sciences, Inc. (NASDAQ: ALPN) and on the Knight Campus External Advisory Board for the University of Oregon. Ms. Hernday received her BA in microbiology from the University of California at Santa Barbara and MBA from Pepperdine University. Ms. Hernday brings to the board extensive experience in advising biotechnology companies on matters of corporate strategy and partnerships.

Executive Officers

The name and age as of the date of this Form 10-K, position and biographical summary of our executive officer who is not also a nominee for ongoing membership on our Board of Directors is included below.

Thomas Burns, 47 years old, has been our Senior Vice President, Finance and Chief Financial Officer since March 2017. He joined the Company in August 2006 and since then has held various senior finance and accounting roles, most recently as Vice President, Finance and Chief Financial Officer. Mr. Burns has over 20 years of experience in accounting and finance in both biotechnology and high-technology companies. Prior to his employment with the Company, he held multiple senior financial management positions at high-tech companies including Mattson Technology, IntruVert Networks (acquired by McAfee), Niku Corporation (acquired by Computer Associates) and Conner Technology. Mr. Burns received his Bachelor’s degree from Santa Clara University and his Masters of Business Administration from Golden Gate University.

Corporate Governance

Our Code of Ethics, Audit Committee Charter, Compensation Committee Charter and Nominating and Corporate Governance Committee Charter are available, free of charge, on our website at www.xoma.com. Please note, however, that the information contained on the website is not incorporated by reference in, or considered part of, this annual report. We will also provide copies of these documents as well as our other corporate governance documents, free of charge, to any stockholder upon written request to XOMA Corporation, Attention Corporate Secretary, 2200 Powell Street, Suite 310, Emeryville, California 94608.

Code of Ethics

The Company’s Code of Ethics applies to all employees, officers and directors including the Chief Executive Officer (principal executive officer) and the Senior Vice President, Finance and Chief Financial Officer (principal financial and principal accounting officer) and is posted on the Company’s website at https://investors.xoma.com/corporate-governance. We intend to satisfy the applicable disclosure requirements regarding amendments to, or waivers from, provisions of our Code of Ethics by posting such information on our website.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires the Company’s executive officers and directors to file initial reports of ownership and changes in ownership with the SEC and Nasdaq. Such executive officers and directors are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based on a review of the copies of the forms furnished to the Company and written representations from the Company’s executive officers and directors, all persons subject to the reporting requirements of Section 16(a) (or their authorized representatives) filed the required reports with respect to 2020 on a timely basis, other than one Form 4 report filed late by each of Matthew Perry, Jack L. Wyszomierski, Denman Van Ness, Joseph M. Limber and Barbara Kosacz, all of which were related to an automatic annual grant of options to the directors in connection with the Company’s Annual Stockholders Meeting and each of which were inadvertently filed three days late, and one Form 4 report related to an acquisition filed two days late by BVF, the Company’s largest shareholder.

Stockholder Recommendation of Nominees for Director

There have been no material changes to the procedures by which stockholders may recommend nominees to the board of directors since XOMA filed its proxy statement related to the 2020 annual meeting of stockholders with the SEC on April 9, 2020. The Nominating & Governance Committee’s charter provides that the committee will, on behalf of the Board, review letters from stockholders regarding the Company’s annual meeting and governance process. Beyond this, the committee has no formal policy regarding consideration of director candidates recommended by stockholders, in large part because the Company has never received from any of its stockholders a recommendation of a director nominee with reasonably adequate qualifications. The need for a more formal policy was considered and determined to be unnecessary by the committee. The committee will consider candidates recommended by stockholders, and a stockholder wishing to submit a recommendation should send a letter to the Secretary of the Company at 2200 Powell Street, Suite 310, Emeryville, California 94608. The mailing envelope must contain a clear notation indicating that the enclosed letter is a “Director Nominee Recommendation.” The letter must identify the author as a stockholder and provide a complete listing of the candidate’s qualifications to serve on the Board, the candidate’s current principal occupation, most recent five-year employment history and current directorships and a statement that the proposed nominee has consented to the nomination, as well as contact information for both the candidate and the author of the letter. Stockholders may also nominate candidates who are not first recommended to the Nominating & Governance Committee by following procedures set forth in our by-laws. The Nominating and Corporate Governance Committee does not intend to alter the manner in which it evaluates candidates, including the minimum criteria set forth above, based on whether or not the candidate was recommended by a stockholder.

To be considered by the Nominating & Governance Committee, a director nominee must have experience as a board member or senior officer of a company, have a strong financial background, be a leading participant in a field relevant to the Company’s business or have achieved national prominence in a relevant field as a faculty member, professional or government official. In addition to these minimum requirements, the committee seeks director candidates based on a number of qualifications, including their independence, knowledge, judgment, leadership skills, education, experience, financial literacy, standing in the community and ability to foster a diversity of backgrounds and views and complement the Board’s existing strengths. The Board believes that diversity with respect to all of these factors, including diversity of personal background, business and professional background, perspective, experience and other characteristics, such as gender, gender identity, ethnicity, sexual orientation and age, is an important consideration in appropriate Board composition.

The Board and the Nominating & Governance Committee begins the process of identifying and evaluating director nominees by seeking recommendations from a wide variety of contacts, which may include current executive officers and directors and industry, academic and community leaders. The Board or the committee may retain search firms to identify and screen candidates, conduct reference checks, prepare biographies for review by the committee and the Board and assist in setting up interviews. The Nominating & Governance Committee, and one or more of the Company’s other directors, interview candidates, and the committee selects and recommends to the full Board nominees that best suit the Company’s needs.

Audit Committee Information

The Audit Committee is primarily responsible for approving the services performed by the Company’s independent registered public accounting firm and reviewing the Company’s accounting practices and systems of internal accounting controls. The Audit Committee consists of Messrs. Limber (Chair), Van Ness and Wyszomierski. Each member of the Audit Committee is “independent” as defined in the listing standards of Nasdaq. The Board has determined that each of Messrs. Limber, Wyszomierski and Van Ness is an “audit committee financial expert” as defined by the rules of the SEC. The Board has adopted a written charter for the Audit Committee, a copy of which is available on the Company’s website at https://investors.xoma.com/corporate-governance/governance-documents.

Item 11. Executive Compensation

Summary Compensation Table

The following table sets forth certain summary information for the years indicated concerning the compensation earned by the Company’s principal executive officer and the other most highly compensated executive officer during 2020 (“named executive officers”).

		Salary	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	All Other Compensation	Total
Name and Principal Position	Year	($)	($)	($) (1)	($)	($)(2)	($)
James Neal	2020	$533,527	$—	$951,201	$187,802	$21,232	$1,693,762
Chief Executive Officer	2019	$498,623	$—	$680,904	$283,843	$16,189	$1,479,559
Thomas Burns	2020	$386,168	$—	$316,109	$98,861	$10,351	$811,489
Senior Vice President, Finance and Chief Financial Officer	2019	$371,315	$—	$261,013	$170,807	$10,075	$813,210

(1)

The amounts in this column do not reflect compensation actually received by the named executive officers but represent the aggregate grant date fair value for option awards calculated in accordance with FASB ASC Topic 718. See Note 10 of the consolidated financial statements in this 2020 Form 10-K regarding assumptions underlying valuation of equity awards.

(2)	Amounts for 2020 in this column include:

Mr. Neal—(a) Company shares of Common Stock contributed to an account under the Company’s Deferred Savings Plan in the amount of 294 shares; and (b) group term life insurance premiums in the amount of $8,232.

Mr. Burns—(a) Company shares of Common Stock contributed to an account under the Company’s Deferred Savings Plan in the amounts of 220 shares; and (b) group term life insurance premiums in the amount of $601.

(2) The amounts in this column represent quarterly cash bonus awards earned under the Company’s Cash Bonus Plan.

Narrative to Summary Compensation Table

Base Salary

Our Compensation Committee recognizes the importance of base salary as an element of compensation that helps to attract and retain our executive officers. We provide base salary as a fixed source of cash compensation to recognize each named executive officer’s day-to-day responsibilities, which is designed to provide an appropriate and competitive base level of current cash income for the named executive officers. The 2020 annual base salary of Mr. Burns was determined and approved by the Compensation Committee in February 2020. The annual base salary of Mr. Neal was recommended by the Compensation Committee and approved by the Board. The 2020 base salaries were as follows:

2020 Base Salary
Name and Principal Position	($)
James Neal	$533,527
Thomas Burns	$386,168

2020 Cash Bonus Plan

On February 21, 2020, the Board approved the 2020 Cash Bonus Plan for the 2020 fiscal year and approved target bonus opportunities for Mr. Neal and Mr. Burns pursuant to the Company’s corporate achievement goals plan as follows:

Target Bonus
Name and Principal Position	(as a % of FY20 Base Salary)
James Neal	55%
Thomas Burns	40%

The amount of cash bonus actually paid to Mr. Neal, as disclosed in the Summary Compensation Table above, was based on both his individual performance and on the Company meeting the 2020 corporate objectives previously approved by the Board. The amount of cash actually paid to Mr. Burns was based on the Company meeting the 2020 corporate objectives previously approved by the Board.

Equity Compensation

We believe that our ability to grant equity-based awards is a valuable and necessary compensation tool that aligns the long-term financial interests of our executive officers with the financial interests of our stockholders. In addition, we believe that our ability to grant equity-based awards helps us to attract, retain and motivate executive officers, and encourages them to devote their best efforts to our business and financial success. Vesting of equity awards is generally tied to continuous service with us and serves as an additional retention measure. Our executive officers generally are awarded an initial new hire grant upon commencement of employment, as well as annual grants.

Each of our named executive officers currently holds stock options under our Amended and Restated 2010 Long Term Incentive Stock Award Plan, or the 2010 Plan, that were granted subject to the general terms thereof and the applicable forms of stock option agreement thereunder. The specific vesting terms of each named executive officer’s stock options are described below under “Outstanding Equity Awards as of December 31, 2020.”

We currently grant all equity awards pursuant to the 2010 Plan. All options are granted with a per share exercise price equal to no less than the fair market value of a share of our Common Stock on the date of the grant, and generally vest on a monthly basis over 36 months, subject to the continued service with us through each vesting date. All options have a maximum term of up to 10 years from the date of grant, subject to earlier expiration following the cessation of an executive officer’s continuous service with us. Option vesting is subject to acceleration as described below under “Certain Other Payments upon a Change of Control.” Options generally remain exercisable for three months following an executive officer’s termination, except in the event of a termination for cause or due to disability or death.

In February 2021, Mr. Neal and Mr. Burns were granted stock options to purchase 60,268 shares and 20,055 shares of Common Stock, respectively, under our 2010 Plan, which vest monthly over three years, subject to each executive’s continued service to us on each applicable vesting date. In March 2020, the Compensation Committee and Board granted to each of Mr. Neal and Mr. Burns stock options to purchase 66,200 shares, and 22,000 shares of Common Stock, respectively, under our 2010 Plan, which vest monthly over three years subject to each executive’s continued service to us on each applicable vesting date.

Employment Terms

We have entered into employment agreements with each of our named executive officers. Descriptions of such arrangements with our named executive officers are included under the caption “Employment Contracts and Termination of Employment and Change of Control Arrangements” below.

Outstanding Equity Awards as of December 31, 2020

The following table provides information as of December 31, 2020, regarding unexercised options held by each of our named executive officers.

	Option Awards(1)
Name	Option Grant Date	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date
James R. Neal	10/27/2011	488	—	$33.80	10/27/2021
	7/19/2012	2,288	—	$70.60	7/19/2022
	2/28/2013	1,179	—	$54.30	2/28/2023
	2/27/2014	2,250	—	$178.20	2/27/2024
	2/26/2015	3,625	—	$76.60	2/26/2025
	2/10/2017	93,750	—	$4.03	2/10/2027
	2/10/2017	156,250	—	$4.03	2/10/2027
	2/10/2017	31,250	—	$4.03	2/10/2027
	2/10/2017	31,250	—	$4.03	2/10/2027
	2/10/2017	243,056	—	$4.03	2/10/2027
	2/14/2018	28,333	1,667	$27.41	2/14/2028
	2/13/2019	36,667	23,333	$14.33	2/13/2029
	3/13/2020	16,550	49,650	$18.84	3/13/2030
Thomas M. Burns	1/7/2011	373	—	$116.60	1/7/2021
	2/9/2012	800	—	$31.80	2/9/2022
	2/28/2013	435	—	$54.30	2/28/2023
	2/27/2014	652	—	$178.20	2/27/2024
	6/16/2014	4,350	—	$93.20	6/16/2024
	2/26/2015	1,537	—	$76.60	2/26/2025
	4/3/2015	250	—	$70.00	4/3/2025
	12/22/2016	24,000	—	$5.50	12/22/2026
	2/10/2017	30,000	—	$4.03	2/10/2027
	2/10/2017	7,000	—	$4.03	2/10/2027
	2/10/2017	10,000	—	$4.03	2/10/2027
	2/10/2017	10,000	—	$4.03	2/10/2027
	2/10/2017	77,778	—	$4.03	2/10/2027
	2/14/2018	23,611	1,389	$27.41	2/14/2028
	2/13/2019	14,056	8,944	$14.33	2/13/2029
	3/13/2020	5,500	16,500	$18.84	3/13/2030

(1)	Option awards vest in equal monthly installments over 36 months.

Pension Benefits

None of our named executive officers is covered by a pension plan or other similar benefit plan that provides for payments or other benefits at, following, or in connection with retirement.

Non-Qualified Deferred Compensation

None of our named executive officers is covered by a defined contribution or other plan that provides for the deferral of compensation on a basis that is not tax-qualified.

Employment Contracts and Termination of Employment and Change of Control Arrangements

The Company entered into an employment agreement with Mr. Neal, dated as of October 29, 2015, that provided for his employment as Senior Vice President, Chief Operating Officer at a salary of not less than $400,000 per year. Mr. Neal was promoted to the position of Chief Executive Officer effective December 21, 2016 and his current salary is $586,880.

On August 7, 2017, the Company entered into an amended and restated employment agreement with Mr. Neal. Among other things, his employment agreement provides for Mr. Neal’s continued employment as Chief Executive Officer of the Company. Under his employment agreement, Mr. Neal continues to be entitled to participate in any benefit plan for which key executives of the Company are eligible. Upon Mr. Neal’s involuntary termination of employment by the Company without cause, his termination of employment due to his death or permanent disability, or upon his resignation for good reason, and contingent on Mr. Neal resigning from the Company’s board of directors (if applicable) and executing a release of claims in favor of the Company, his employment agreement provides that Mr. Neal will be entitled to (i) a severance payment equal to 100% of his then-current annual base salary, (ii) a severance payment equal to the pro-rated portion of his then-current target bonus, (iii) payment of any earned but unpaid bonus for the prior performance period; (iv) if elected, the full cost of continuation coverage under the Company’s group health plans for a period of twelve months or a cash payment in lieu of such continuation coverage, and (iv) outplacement services for twelve months not to exceed $15,000 in value. Pursuant to his employment agreement, all payments and benefits to Mr. Neal thereunder are subject to his compliance with the confidentiality and non-competition provisions thereof.

The Company entered into an employment agreement with Mr. Burns, dated as of April 3, 2015, that provided for his employment as Vice President, Finance and Chief Financial Officer at a salary of not less than $285,000 per year. His base salary is currently set at $397,753.

On August 7, 2017, the Company entered into an amended and restated employment agreement with Mr. Burns. Among other things, his employment agreement provides for Mr. Burns’ continued employment as Chief Financial Officer of the Company. Under his employment agreement, Mr. Burns continues to be entitled to participate in any benefit plan for which key executives of the Company are eligible. Upon Mr. Burns’ involuntary termination of employment by the Company without cause and executing a release of claims in favor of the Company, his termination of employment due to his death or permanent disability, or upon his resignation for good reason, his employment agreement provides that Mr. Burns will be entitled to (i) a severance payment equal to 75% of his then-current annual base salary, (ii) a severance payment equal to the pro-rated portion of his then-current target bonus, (iii) payment of any earned but unpaid bonus for the prior performance period; (iv) if elected, the full cost of continuation coverage under the Company’s group health plans for a period of nine months or a cash payment in lieu of such continuation coverage, and (iv) outplacement services for nine months not to exceed $15,000 in value. Pursuant to his employment agreement, all payments and benefits to Mr. Burns thereunder are subject to his compliance with the confidentiality and non-competition provisions thereof.

Certain Other Payments upon a Change of Control

Named Executive Officers. Each of our named executive officers has entered into a change of control severance agreement. Under each change of control agreement, if the executive officer’s employment is involuntarily terminated by the Company without cause or if the executive officer resigns with good reason, in either case, within two months prior to signing an agreement for a change of control or within 24 months after a change of control, then the Company may be required to make certain payments and/or provide certain benefits to certain executive officers, as described below.

Change of Control. Under each change of control agreement, a “change of control” is defined as the occurrence of any of the following events: (i) a merger, amalgamation or acquisition in which the Company is not the surviving or continuing entity, except for a transaction the principal purpose of which is to change the jurisdiction of the Company’s organization; (ii) the sale, transfer or other disposition of all or substantially all of the assets of the Company; (iii) any other reorganization or business combination in which 50% or more of the Company’s outstanding voting securities are transferred to different holders in a single transaction or series of related transactions; (iv) any approval by the stockholders of the Company of a plan of complete liquidation of the Company; (v) any “person” (as such term is used in Sections 13(d) and 14(d) of the Exchange Act becoming the “beneficial owner” (as defined in Rule 13d-3 under said Act), directly or indirectly, of securities of the Company representing more than 50% of the total voting power represented by the Company’s then-outstanding voting securities; or (vi) a change in the composition of the Board, as a result of which fewer than a majority of the directors are incumbent directors.

Vesting of Options. If a named executive officer’s employment is involuntarily terminated within two months prior to signing an agreement for a change of control or within 12 months after a change of control, the exercisability of all time-based equity awards granted to such executive officer by the Company shall automatically be accelerated so that all such options may be exercised immediately upon such involuntary termination for any or all of the shares subject thereto and the post-termination exercise period shall be extended to 60 months or the remainder of the maximum term of the options (or such shorter period of time to avoid the application of Section 409A of the Code). Additionally, if a named executive officer’s employment is involuntarily terminated within two months prior to signing an agreement for a change of control or within 12 months after a change of control, the exercisability of a pro-rated number of performance awards held by such executive officer shall be accelerated, based on the number of days that have elapsed during the performance period and the deemed level of achievement of the performance goals as determined by the Company’s board of directors. The awards shall continue to be subject to all other terms and conditions of the Company’s option plans and the applicable option agreements between the employee and the Company.

Outplacement Program. If a named executive officer’s employment is involuntarily terminated within two months prior to signing an agreement for a change of control or within 24 months after a change of control, the named executive officer will immediately become entitled to participate in a twelve-month executive outplacement program provided by an executive outplacement service, at the Company’s expense not to exceed $15,000.

Cash Severance. If a named executive officer’s employment is involuntarily terminated within two months prior to signing an agreement for a change of control or within 12 months after a change of control, then the executive officer shall be entitled to receive a cash severance payment equal to the sum of (A) an amount equal to 1.5 times (or, in the case of the Chief Executive Officer, two times) the executive officer’s annual base salary as in effect immediately prior to the involuntary termination plus (B) an amount equal to 1.5 times (or, in the case of the Chief Executive Officer, two times) the named executive officer’s target bonus as in effect for the fiscal year in which the involuntary termination occurs.

Health and Other Benefits. If a named executive officer’s employment is involuntarily terminated within two months prior to signing an agreement for a change of control or 12 months after a change of control, then for a period of 18 months (or, in the case of the chief executive officer, 24 months) following such termination, the Company shall make available and pay for the full cost of the coverage (plus an additional amount to pay for the taxes on such payments, if any, plus any taxes on such additional amount) of the executive officer and his or her spouse and eligible dependents under any group health plans of the Company on the date of such termination of employment at the same level of health (i.e., medical, vision and dental) coverage and benefits as in effect for the executive officer or such covered dependents on the date immediately preceding the date of his or her termination, provided that, in each case, the executive officer elects such continuation coverage, or, if necessary for the Company to avoid a tax penalty, a cash payment in lieu of such continuation coverage

The change of control agreements provide that the legacy “golden parachute” excise tax gross-up provision, pursuant to which the Company will make a gross-up payment necessary to fully satisfy any excise taxes on the executive officer as a result of payments under the change of control agreement or otherwise, expired on February 10, 2019, and have been replaced with a “better after-tax” provision, pursuant to which payments to the executive officer are either reduced or paid in full, whichever results in a greater economic benefit to the executive officer (after calculation of all taxes on such payments).

Director Compensation

The primary objectives of the Company’s director compensation program are to enable the Company to attract, motivate and retain outstanding individuals and align their success with that of the Company’s stockholders through the creation of stockholder value. We attract and retain directors by benchmarking against companies in our industry of similar size to ensure that our director compensation packages remain competitive. The different elements of director compensation are considered in light of the compensation packages provided to similarly-situated directors at peer companies.

The Nominating & Governance Committee has retained the services of Compensia to assist in evaluating the Company’s director compensation program against the relevant market. At the direction of the Nominating & Governance Committee, management created a survey (the “Director Compensation Survey”) which compared the Company’s director pay levels to those of the same peer group of companies used in the Executive Compensation Survey. The benchmarking process for director compensation used by the Nominating & Governance Committee based on the Director Compensation Survey is substantially similar to the process used by the Compensation Committee for evaluating executive compensation.

Director Compensation Policy

After consultation with Compensia and pursuant to the compensation review process described above, the Compensation Committee made certain changes to the non-employee director compensation program which were effective as of February 12, 2020. Specifically, the additional cash retainer for service as chair of the Compensation Committee was increased to $15,000 and the cash retainer for service as a member of the Compensation Committee was increased to $7,500.

Therefore, during 2020, each non-employee director was entitled to receive an annual retainer of $40,000, plus an additional (1) $20,000, in the case of the chairman of the Audit Committee, (2) $9,000, in the case of any other member of the Audit Committee, (3) $15,000, in the case of the chairman of the Compensation Committee, (4) $7,500, in the case of any other member of the Compensation Committee, (5) $12,000, in the case of the chairman of the Nominating & Governance Committee, (6) $6,000, in the case of any other member of the Nominating & Governance Committee and (7) $40,000, in the case of the Chairman of the Board. The Company’s directors do not receive meeting fees.

Each new non-employee director is entitled to receive an initial option grant valued at $200,000. The options vest monthly over three years. After the initial equity grant, each non-employee director whose service continues is entitled to receive an annual option grant valued at $100,000 that vests monthly over one year.

Directors who are employees of the Company are neither paid any fees or other remuneration nor awarded stock options, restricted stock awards or shares of Common Stock of the Company for services as members of the Board.

The maximum number of shares subject to stock awards that may be granted during any calendar year to any of our non-employee directors, taken together with any cash fees paid by the Company to such non-employee director during such calendar year, may not exceed $750,000 in total value (calculating the value of any such stock awards based on the grant date fair value of the stock awards for financial reporting purposes).

Director Compensation Table

The table below sets forth the 2020 compensation for members of the Board at any time during 2020. Mr. Neal (current CEO) is not listed in this table because he received no additional compensation for services as a member of the Board.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)	Total
W. Denman Van Ness	$102,313	$99,980	$202,293
Jack L. Wyszomierski	$69,625	$99,980	$169,605
Joseph M. Limber	$60,000	$99,980	$159,980
Matthew Perry	$47,313	$99,980	$147,293
Barbara Kosacz	$52,000	$99,980	$151,980
Natasha Hernday	$20,000	$199,996	$219,996

(1)

The option amounts represent the aggregate grant date fair value for option awards computed in accordance with FASB ASC Topic 718. See Note 10 of the consolidated financial statements in the 2020 Form 10-K regarding assumptions underlying valuation of equity awards. As of December 31, 2020, the aggregate number of options outstanding for each non-employee director were as follows: Mr. Van Ness: 31,673, Mr. Wyszomierski: 38,202, Mr. Limber: 37,276, Ms. Kosacz: 34,298, Mr. Perry: 34,593, and Ms. Hernday: 13,251.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding all stockholders known by the Company to be the beneficial owners of more than 5% of the Company’s issued and outstanding shares of Common Stock and regarding each director, each of our named executive officers (“NEOs”) and all directors and executive officers as a group, together with the approximate percentages of issued and outstanding shares of Common Stock owned by each of them. Percentages are calculated based upon shares issued and outstanding plus shares that the holder has the right to acquire under stock options, warrants exercisable and restricted stock units releasable within 60 days from January 31, 2021. The percentages in the table below are based on an aggregate of 11,234,140 shares of Common Stock issued and outstanding as of January 31, 2021. Except for information based on Schedules 13G and 13D, as indicated in the footnotes, amounts are as of January 31, 2021, and each of the stockholders has sole voting and investment power with respect to the shares of Common Stock beneficially owned, subject to community property laws where applicable. An individual’s presence on this or any other table presented herein is not intended to be reflective of such person’s status as a “reporting person” under Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The address for each director and executive officer listed in the table below is c/o XOMA Corporation, 2200 Powell Street, Suite 310, Emeryville, California 94608.

Name	Number of Shares of Common Stock Beneficially Owned	Percentage of Common Stock Beneficially Owned(%)
5% Stockholders	4,182,243	37.2%
BVF Inc.(1)	4,182,243	37.2%
Named Executive Officers and Directors:
James Neal(2)	684,935	6.1%
Thomas Burns(3)	225,565	2.0%
Matthew D. Perry(4)	45,367	*
W. Denman Van Ness(5)	39,804	*
Jack L. Wyszomierski(6)	43,263	*
Joseph M. Limber(7)	42,461	*
Barbara A. Kosacz(8)	28,278	*
Natasha Hernday(9)	3,313	*
All directors and current executive officers as a group as of the record date (8 persons)	1,112,986	9.9%

(1) Includes securities issuable under the Amended and Restated 2010 Long Term Incentive Plan

*	Indicates less than 1%.
(1)

Based on the Schedule 13D/A filed on December 15, 2020, as of that date, BVF Inc. and its related entities beneficially held 4,182,243 shares of Common Stock, which excludes 5,003,000 shares of Common Stock issuable upon conversion of Series X preferred stock. BVF Partners L.P., or Partners, is the general partner of BVF, and Biotechnology Value Fund II, L.P., or BVF II, is the investment manager of Biotechnology Value Trading Fund OS LP, or Trading Fund OS, and the sole member of BVF Partners OS Ltd., or Partners OS. BVF Inc. is the general partner of Partners, and Mark N. Lampert is the sole officer and director of BVF Inc. Partners OS disclaims beneficial ownership of the shares of Common Stock beneficially owned by Trading Fund OS. Each of Partners, BVF Inc. and Mr. Lampert disclaims beneficial ownership of the shares of Common Stock beneficially owned by BVF, BVF II, Trading Fund OS, and certain Partners management accounts. Series X preferred stock shall not be converted if, after such conversion, its holding group would beneficially own more than 50% of the number of shares of Common Stock then issued and outstanding. The address of the principal business and office of BVF Inc. and its affiliates is 44 Montgomery Street, 40th Floor, San Francisco, California 94104.

(2)

Includes 659,120 shares of Common Stock issuable upon the exercise of options exercisable within 60 days after January 31, 2021, and 4,966 shares of Common Stock that have been deposited pursuant to the Company’s Deferred Savings Plan.

(3)

Includes 215,107 shares of Common Stock issuable upon the exercise of options exercisable as of 60 days after January 31, 2021, and 3,903 shares of Common Stock that have been deposited pursuant to the Company’s Deferred Savings Plan.

(4)	Includes 33,568 shares of Common Stock issuable upon the exercise of options exercisable as of 60 days after January 31, 2021.
(5)	Includes 29,859 shares of Common Stock issuable upon the exercise of options exercisable within 60 days after January 31, 2021.
(6)	Includes 36,798 shares of Common Stock issuable upon the exercise of options exercisable within 60 days after January 31, 2021.
(7)	Includes 36,251 shares of Common Stock issuable upon the exercise of options exercisable within 60 days after January 31, 2021.
(8)	Includes 28,278 shares of Common Stock issuable upon the exercise of options exercisable within 60 days after January 31, 2021.
(9)	Includes 3,313 shares of Common Stock issuable upon the exercise of options exercisable within 60 days after January 31, 2021.

Equity Compensation Plan Information

The following table provides certain information with respect to our equity compensation plans in effect as of December 31, 2020.

Name	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by stockholders:(1)	1,827,906	$20.66	560,968	(2)
Equity compensation plans not approved by stockholders:	—	$—	—
Total	1,827,906	$20.66	560,968

(1) Includes securities issuable under the Amended and Restated 2010 Long Term Incentive Plan
(1) (2)

Includes securities issuable under the Amended and Restated 2010 Long Term Incentive Plan

Includes (i) 321,716 shares of Common Stock available for issuance under our Amended and Restated 2010 Long Term Incentive Plan and (ii) 239,252 shares of Common Stock available for issuance under our 2015 Employee Stock Purchase Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

The following is a summary of transactions since January 1, 2019 in which (i) we have been a participant, (ii) the amount involved exceeded or will exceed $120,000, and (iii) any of our directors, executive officers or holders of more than 5% of our capital stock, or any member of their immediate family or person sharing their household, had or will have a direct or indirect material interest. Each such transaction is subject to review and pre-approval by the Audit Committee.

In December 2019, the Company commenced a rights offering, pursuant to which the holders of the Company’s Common Stock, Series X preferred stock and Series Y preferred stock as of November 29, 2019 purchased an aggregate of 1,000,000 shares of Common Stock for aggregate gross proceeds of $22.0 million (the “2019 Rights Offering”). The 2019 Rights Offering was fully backstopped by Biotechnology Value Fund, L.P. (“BVF”) and BVF purchased 845,463 shares of Common Stock pursuant to the exercise of subscriptions in the rights offering. One of the Company’s Directors, Matthew Perry, is the President of BVF. In April of 2020, BVF converted all of its Series Y convertible preferred shares. As of December 31, 2020, BVF owned approximately 37.2% of the Company’s total outstanding shares, and if all of the Series X convertible preferred shares were converted, BVF would own 56.6% of the Company’s total outstanding Common Stock.

In December 2020, the Company issued and sold an aggregate of 984,000 shares of its 8.625% Series A Cumulative Perpetual Preferred Stock (the "Series A Preferred Stock") in a public offering at a price to the public of $25.00 per share. Mr. Perry purchased 200,000 shares of the Series A Preferred Stock in the public offering at the public offering price of $25.00 per share for an aggregate amount of $5.0 million. The spouse of James Neal, our Chief Executive Officer and a director, purchased 8,000 shares of the Series A Preferred Stock in the public offering at the public offering price of $25.00 per share for an aggregate amount of $200,000.

One of our directors, Ms. Kosacz, who was elected to the Board in January 2019, was a partner at Cooley LLP, our outside legal counsel, until July 2020. We paid Cooley LLP an aggregate of approximately $0.4 million in fees in 2020 for legal services, which amount is substantially less than five percent of Cooley’s gross revenues for its 2020 fiscal year.

Procedures for Approval of Related Party Transactions

Our Board of Directors reviews the relationships that each director has with the Company and shall endeavor to have a majority of directors that are “independent directors” as defined by the SEC and Nasdaq rules. As part of the review process, the Company distributes and collects questionnaires that solicit information about any direct or indirect transactions with the Company from each of our directors and officers and legal counsel reviews the responses to these questionnaires and reports any related party transactions to the Audit Committee. We may enter into arrangements in the ordinary course of our business that involve the Company’s receiving or providing goods or services on a non-exclusive basis and at arm’s length negotiated rates or in accordance with regulated price schedules with corporations and other organizations in which a Company director, executive officer or nominee for director may also be a director, trustee or investor, or have some other direct or indirect relationship.

Our Code of Ethics requires all directors, officers and employees to avoid any situation that involves an actual or potential conflict of interest with the Company’s objectives and best interests. Employees are encouraged to direct any questions regarding conflicts of interest to the Company’s Chief Financial Officer or legal department. All related party transactions involving the Company’s directors or executive officers or members of their immediate families must be reviewed and approved in writing in advance by the Audit Committee.

Board Independence

As required under the Nasdaq listing standards, a majority of the members of a listed company’s board of directors must qualify as “independent,” as affirmatively determined by the board of directors. In addition, Nasdaq rules require that, subject to specified exceptions, each member of a listed company’s audit, compensation and nominating committees be independent within the meaning of Nasdaq rules. Audit Committee members must also satisfy the independence criteria set forth in Rule 10A-3 under the Exchange Act.

Our Board undertook a review of the independence of each director and considered whether any director has a material relationship with us that could compromise his or her ability to exercise independent judgment in carrying out his or her responsibilities. As a result of this review, our Board determined that each of Ms. Hernday, Messrs. Van Ness, Limber, Wyszomierski and Perry qualifies as an “independent” director within the meaning of the Nasdaq rules. With respect to Ms. Kosacz, who was a partner of Cooley LLP, our outside legal counsel, for a portion of 2020, our Board determined that she was independent for purposes other than serving on the Audit Committee or Compensation Committee, each of which she is not a member. Accordingly, a majority of our directors are independent, as required under Nasdaq rules. Our non-employee directors have been meeting, and we anticipate that they will continue to meet, in regularly scheduled executive sessions at which only non-employee directors are present.

All of the members of the Compensation Committee are “independent,” as required by Nasdaq Rules 5605(a)(2) and 5605(d)(2). In determining independence within the meaning of Nasdaq Rules pertaining to membership of the Compensation Committee, our Board determined, based on its consideration of factors specifically relevant to determining whether any such director has a relationship to us that is material to that director’s ability to be independent from management in connection with the duties of a compensation committee member, that no member of the Compensation Committee has a relationship that would impair that member’s ability to make independent judgments about our executive compensation.

Item 14. Principal Accountant Fees and Services

The total fees paid to Deloitte & Touche LLP, our current independent registered public accounting firm, for the last two fiscal years are as follows:

	Year Ended
	December 31,
	2020	2019
Audit Fees(1)	$630,500	$588,900
Audit Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total Fees	$630,500	$588,900

(1)

Audit Fees include the audit of annual financial statements and internal control over financial reporting, reviews of quarterly financial statements included in Quarterly Reports on Forms 10-Q, consultations on matters addressed during the audit or quarterly reviews, and services provided in connection with SEC filings, including consents and comment and comfort letters. 2019 Audit Fees included the aforementioned topics as well as internal control over financial reporting attestation.

Pre-Approval Policies and Procedures

The Audit Committee’s policy is to pre-approve all audit and permissible non-audit services provided by the Company’s independent accountants. Pre-approval generally is provided for up to one year, is detailed as to the particular service or category of services and generally is subject to a specific budget. The Audit Committee may also pre-approve particular services on a case-by-case basis. In assessing requests for services by the independent accountants, the committee considers whether such services are consistent with the auditor’s independence, whether the independent accountants are likely to provide the most effective and efficient service based on their familiarity with the Company, and whether the service could enhance the Company’s ability to manage or control risk or improve audit quality. The Audit Committee has delegated pre-approval authority to its chairman, who must report any decisions to the Audit Committee at its next scheduled meeting.

The Audit Committee pre-approved 100% of all audit and other services provided by Deloitte & Touche LLP, our current independent registered public accounting firm, in 2019 and 2020.

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

(3)	Exhibits:

		Incorporation By Reference
Exhibit
Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

3.1	Certificate of Incorporation of XOMA Corporation	8-K12G3	000-14710	3.1	01/03/2012

3.2	Certificate of Amendment of Certificate of Incorporation of XOMA Corporation	8-K	000-14710	3.1	05/31/2012

3.3	Certificate of Amendment to the Amended Certificate of Incorporation of XOMA Corporation	8-K	000-14710	3.1	05/28/2014

3.4	Certificate of Amendment to the Amended Certificate of Incorporation of XOMA Corporation	8-K	000-14710	3.1	10/18/2016

3.5	Certificate of Designation of Preferences, Rights and Limitations of Series X Convertible Preferred Stock	8-K	000-14710	3.1	02/16/2017

3.6	Certificate of Designation of 8.625% Series A Cumulative Perpetual Preferred Stock	8-K	000-14710	3.1	12/11/2020

3.7	By-laws of XOMA Corporation	8-K	000-14710	3.2	01/03/2012

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, 3.5, 3.6 and 3.7

4.2	Specimen of Common Stock Certificate	8-K	000-14710	4.1	01/03/2012

4.3	Form of Warrants (February 2016 Warrants)	10-Q	000-14710	4.9	05/04/2016

4.4	Form of Warrants (May 2018 Warrants)	10-Q	000-14710	4.6	08/07/2018

4.5	Form of Warrants (March 2019 Warrants)	10-Q	000-14710	4.7	05/06/2019

		Incorporation By Reference
Exhibit
Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

4.6+	Description of Registrant’s Securities

10.1*	XOMA Corporation Amended and Restated 2010 Long Term Incentive and Stock Award Plan	S-8	333-198719	99.1	09/12/2014

10.2*	Amended and Restated 2010 Long Term Incentive and Stock Award Plan	DEF 14A	000-14710	Appendix A	04/05/2019

10.3*	Form of Stock Option Agreement for Amended and Restated 2010 Long Term Incentive and Stock Award Plan	10-K	000-14710	10.6A	03/14/2012

10.4*	2016 Incentive Compensation Plan	10-Q	000-14710	10.1	05/04/2016

10.5*	2015 Employee Stock Purchase Plan	S-8	333-204367	99.1	05/21/2015

10.6*	Amended 2015 Employee Share Purchase Plan	8-K	000-14710	10.2	05/24/2017

10.7*	Form of Subscription Agreement and Authorization of Deduction under the 2015 Employee Stock Purchase Plan	S-8	333-204367	99.2	05/21/2015

10.8†	License Agreement by and between XOMA Ireland Limited and MorphoSys AG, dated as of February 1, 2002	10-Q/A	000-14710	10.43	12/04/2002

10.9†	License Agreement, dated as of December 29, 2003, by and between Diversa Corporation (n/k/a BP Biofuels Advanced Technology Inc.) and XOMA Ireland Limited	8-K/A	000-14710	2	03/19/2004

10.10	First Amendment, dated October 28, 2014, to the License Agreement between XOMA (US) LLC (assigned to it by XOMA Ireland Limited) and BP Biofuels Advanced Technology Inc. (previously Diversa Corporation, previously Verenium Corporation).	10-Q	000-14710	10.3	11/06/2014

10.11†	Secured Note Agreement, dated as of May 26, 2005, by and between Chiron Corporation and XOMA (US) LLC	10-Q	000-14710	10.3	08/08/2005

10.12	Amended Secured Note Agreement, dated September 30, 2015, by and between XOMA (US) LLC and Novartis Institutes for Biomedical Research, Inc.	10-Q	000-14710	10.3	11/06/2015

10.13	Amendment to Secured Note Agreement, executed September 22, 2017, by and between	10-K	000-14710	10.31	03/07/2018

		Incorporation By Reference
Exhibit
Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

	Novartis Vaccines and Diagnostics, Inc. (formerly Chiron Corporation) and XOMA (US) LLC

10.14†

Amended and Restated Research, Development and Commercialization Agreement, executed November 7, 2008, by and between Novartis Vaccines and Diagnostics, Inc. (formerly Chiron Corporation) and XOMA (US) LLC

		10-K	000-14710	10.24C	03/11/2009

10.15†

Amendment No. 1 to Amended and Restated Research, Development and Commercialization Agreement, effective as of April 30, 2010, by and between Novartis Vaccines and Diagnostics, Inc. (formerly Chiron Corporation) and XOMA (US) LLC

		10-K	000-14710	10.25B	03/14/2012

10.16†	Amendment to Amended and Restated Research, Development and Commercialization Agreement, dated September 30, 2015, by and between XOMA (US) LLC and Novartis Vaccines and Diagnostics, Inc. (formerly Chiron Corporation)	10-Q	000-14710	10.4	11/06/2015

10.17†	Collaboration Agreement, dated as of November 1, 2006, between Takeda Pharmaceutical Company Limited and XOMA (US) LLC	10-K	000-14710	10.46	03/08/2007

10.18	First Amendment to Collaboration Agreement, effective as of February 28, 2007, between Takeda Pharmaceutical Company Limited and XOMA (US) LLC	10-Q	000-14710	10.48	05/10/2007

10.19	Second Amendment to Collaboration Agreement, effective as of February 9, 2009, among Takeda Pharmaceutical Company Limited and XOMA (US) LLC	10-K	000-14710	10.31B	03/11/2009

10.20†	License Agreement, effective as of August 27, 2007, by and between Pfizer Inc. and XOMA Ireland Limited	8-K	000-14710	2	09/13/2007

10.21†	Discovery Collaboration Agreement dated September 9, 2009, by and between XOMA Development Corporation and Arana Therapeutics Limited	10-Q/A	000-14710	10.35	03/05/2010

10.22	Letter Agreement, dated June 19, 2015, by and between XOMA (US) LLC and Novartis Vaccines and Diagnostics, Inc.	10-Q	000-14710	10.1	08/10/2015

		Incorporation By Reference
Exhibit
Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

10.23†	License Agreement, dated September 30, 2015, by and between XOMA (US) LLC and Novartis Institutes for Biomedical Research, Inc.	10-Q	000-14710	10.2	11/06/2015

10.24	Protective Rights Agreement dated December 21, 2016 by and between XOMA (US) LLC and HealthCare Royalty Partners II, L.P. relating to the Royalty Interest Acquisition Agreement dated December 20, 2016, by and between XOMA Corporation and HealthCare Royalty Partners II, L.P. and the Amended and Restated License Agreement, dated effective as of October 27, 2006, between XOMA (US) LLC and DYAX, Corp.	10-K	000-14710	10.60	03/16/2017

10.25	Protective Rights Agreements dated December 21, 2016 by and between XOMA (US) LLC and HealthCare Royalty Partners II, L.P. relating to the Royalty Interest Acquisition Agreement dated December 20, 2016, by and between XOMA Corporation and HealthCare Royalty Partners II, L.P. and the License Agreement, dated effective as of August 18, 2005, between XOMA (US) LLC and Wyeth Pharmaceuticals	10-K	000-14710	10.61	03/16/2017

10.26	Royalty Interest Acquisition Agreement dated December 20, 2016, by and between XOMA Corporation and HealthCare Royalty Partners II, L.P., relating to the Amended and Restated License Agreement, dated effective as of October 27, 2006, between XOMA (US) LLC and DYAX, Corp.	10-K	000-14710	10.62	03/16/2017

10.27	Royalty Interest Acquisition Agreement dated December 20, 2016, by and between XOMA Corporation and HealthCare Royalty Partners II, L.P., relating to the License Agreement, dated effective as of August 18, 2005, between XOMA (US) LLC and Wyeth Pharmaceuticals	10-K	000-14710	10.63	03/16/2017

10.28	Amendment of Section 6.10(a) and (b), dated March 8, 2017, to Royalty Interest Acquisition Agreements dated December 20, 2016, by and between XOMA Corporation and HealthCare Royalty Partners II, L.P.	10-K	000-14710	10.64	03/16/2017

10.29	Common Stock Purchase Agreement, dated August 24, 2017, by and between XOMA Corporation and Novartis Pharma AG	10-Q	000-14710	10.1	11/06/2017

		Incorporation By Reference
Exhibit
Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

10.30†	IL-1b Target License Agreement, dated August 24, 2017, by and between XOMA Corporation and Novartis Pharma AG	10-Q	000-14710	10.2	11/06/2017

10.31†	License Agreement, dated August 24, 2017, by and between XOMA Corporation and Novartis Pharma AG	10-Q	000-14710	10.3	11/06/2017

10.32	Asset Purchase Agreement, dated November 4, 2015, between XOMA Corporation and Ology Bioservices, Inc. (formerly Nanotherapeutics Inc.)	10-Q	000-14710	10.4	11/06/2017

10.33†	License Agreement, dated March 23, 2016, between XOMA Corporation and Ology Bioservices, Inc. (formerly Nanotherapeutics Inc.)	10-Q	000-14710	10.5	11/06/2017

10.34†	Amendment and Restatement, dated February 2, 2017, to the Asset Purchase Agreement, dated November 4, 2015, and License Agreement, dated March 23, 2016, between XOMA Corporation and Ology Bioservices, Inc. (formerly Nanotherapeutics Inc.)	10-Q	000-14710	10.6	11/06/2017

10.35*	Officer Employment Agreement, dated August 7, 2017, between XOMA Corporation and James R. Neal	10-Q	000-14710	10.7	11/06/2017

10.36*	Officer Employment Agreement, dated August 7, 2017, between XOMA Corporation and Thomas Burns	10-Q	000-14710	10.8	11/06/2017

10.37*	Amended and Restated Change of Control Severance Agreement, dated August 7, 2017, to the Change of Control Severance Agreement, dated January 3, 2011, between XOMA Corporation and James R. Neal	10-Q	000-14710	10.9	11/06/2017

10.38*	Amended and Restated Change of Control Severance Agreement, dated August 7, 2017, to the Change of Control Severance Agreement, dated October 28, 2015, between XOMA Corporation and Thomas Burns	10-Q	000-14710	10.10	11/06/2017

10.39†	Royalty Purchase Agreement dated September 20, 2018, between XOMA Corporation and Agenus Inc.	10-Q	000-14710	10.9	11/07/2018

10.40	Loan and Security Agreement dated May 7, 2018, between XOMA Corporation, XOMA	10-Q	000-14710	10.5	08/07/2018

		Incorporation By Reference
Exhibit
Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

	(US) LLC and XOMA Technology, Ltd. and Silicon Valley Bank

10.41	First Amendment, dated March 4, 2019, to the Loan and Security Agreement dated May 7, 2018, between XOMA Corporation, XOMA (US) LLC and XOMA Technology, Ltd. and Silicon Valley Bank	10-Q	000-14710	10.3	05/06/2019

10.42†	License Agreement, dated December 6, 2017, between XOMA (US) LLC and Rezolute, Inc. (formerly AntriaBio)	10-K	000-14710	10.66	03/07/2018

10.43†	Common Stock Purchase Agreement, dated December 6, 2017, between XOMA (US) LLC and Rezolute, Inc. (formerly AntriaBio)	10-K	000-14710	10.65	03/07/2018

10.44†	Amendment No. 1, dated March 30, 2018, to the License Agreement, dated December 6, 2017, between XOMA (US) LLC and Rezolute, Inc. (formerly AntriaBio, Inc.)	10-Q	000-14710	10.1	05/09/2018

10.45†	Amendment No. 1, dated March 30, 2018, to the Common Stock Purchase Agreement, dated December 6, 2017, between XOMA Corporation and Rezolute, Inc. (formerly AntriaBio, Inc.)	10-Q	000-14710	10.2	05/09/2018

10.46†	Amendment No. 2, dated January 7, 2019, to the License Agreement, dated December 6, 2017, between XOMA (US) LLC and Rezolute, Inc. (formerly AntriaBio)	10-K	000-14710	10.71	03/07/2019

10.47†	Amendment No. 2, dated January 7, 2019, to the Common Stock Purchase Agreement, dated December 6, 2017, between XOMA (US) LLC and Rezolute, Inc. (formerly AntriaBio)	10-K	000-14710	10.72	03/07/2019

10.48	Common Stock Sales Agreement, dated December 18, 2018, by and between XOMA Corporation and H.C. Wainwright & Co., LLC	8-K	000-14710	10.1	12/18/2018

10.49#	Royalty Purchase Agreement dated April 7, 2019, between XOMA (US) LLC and Aronora, Inc.	10-Q	000-14710	10.1	08/06/2019

10.50#	Royalty Purchase Agreement dated September 26, 2019, between XOMA (US) LLC and Palobiofarma, S.L	10-Q	000-14710	10.1	11/05/2019

		Incorporation By Reference
Exhibit
Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

10.51	Lease Termination Agreement, dated December 17, 2019, by and between XOMA Corporation and 7th Street Properties II	10-K	000-14710	10.61	03/10/2020

10.52#	License Agreement between the Company and Novartis International Pharmaceutical Ltd., dated September 30, 2015 (this exhibit was previously filed under confidential treatment request as Exhibit 10.2 to Form 10-Q filed November 6, 2015)	10-Q	000-14710	10.1	11/05/2020

10.53#	Amendment to Amended and Restated Research, Development and Commercialization Agreement, between the Company and Novartis Vaccine and Diagnostics, Inc., dated September 30, 2015 (this exhibit was previously filed under confidential treatment request as Exhibit 10.4 to Form 10-Q filed November 6, 2015)	10-Q	000-14710	10.2	11/05/2020

10.54#	Collaboration and License Agreement, dated as of March 5, 2020, by and between XOMA (US) LLC and Cadila Healthcare Limited	10-Q	000-14710	10.1	05/05/2020

10.55	Amendment No. 3, dated March 31, 2020, to the Common Stock Purchase Agreement, dated December 6, 2017, between XOMA Corporation and Rezolute, Inc. (formerly AntriaBio, Inc.)	10-Q	000-14710	10.1	05/05/2020

10.56 +	Form of Amended and Restated Indemnification Agreement for Directors and Officers

10.57 +	Non-Exclusive License Agreement, dated November 30, 2001, between XOMA Ireland Limited ("XOMA") Sesen Bio, Inc. and (formerly Viventia Biotech Inc.)

10.58 +	Amendment No. 1, dated July 24, 2020, to the Non-Exclusive License Agreement, dated November 30, 2001, between XOMA Ireland Limited ("XOMA") and Sesen Bio, Inc.

10.59 +	Amendment No. 1, dated March 10, 2021, to the Common Stock Sales Agreement, dated December 18, 2018, by and between XOMA Corporation and H.C. Wainwright & Co., LLC

21.1+	Subsidiaries of the Company

23.1+	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm

Incorporation By Reference
Exhibit
Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

24.1+	Power of Attorney (included on the signature pages hereto)

31.1+	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)

31.2+	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)

32.1+

Certification of Chief Executive Officer and Chief Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)(1)

101.INS+	Inline XBRL Instance Document

101.SCH+	Inline XBRL Taxonomy Extension Schema Document

101.CAL+	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF+	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB+	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE+	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 10th day of March 2021.

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

Signature	Title	Date

/s/ James R. Neal	Chief Executive Officer (Principal Executive Officer) and Director	March 10, 2021
(James R. Neal)

/s/ Thomas Burns	Senior Vice President, Finance and Chief Financial Officer	March 10, 2021
(Thomas Burns)	(Principal Financial and Principal Accounting Officer)

/s/ W. Denman Van Ness	Chairman of the Board of Directors	March 10, 2021
(W. Denman Van Ness)

/s/ Joseph M. Limber	Director	March 10, 2021
(Joseph M. Limber)

/s/ Jack L. Wyszomierski	Director	March 10, 2021
(Jack L. Wyszomierski)

/s/ Matthew Perry	Director	March 10, 2021
(Matthew Perry)

/s/ Barbara Kosacz	Director	March 10, 2021
(Barbara Kosacz)

/s/ Natasha Hernday	Director	March 10, 2021
(Natasha Hernday)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of XOMA Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of XOMA Corporation and subsidiaries (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive income (loss), stockholders' equity, and cash flows, for the each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Long-Term Royalty Receivables — Refer to Notes 2 and 5 to the financial statements

Critical Audit Matter Description

The Company has purchased rights to receive a portion of certain future developmental, regulatory and commercial sales milestones, royalties, and option fees on sales of products currently in clinical development. As of December 31, 2020, the carrying value of the long-term royalty receivables (“milestone and royalty rights”) is $34.6 million. The Company accounts for milestone and royalty rights on a non-accrual basis using the cost recovery method. The milestone and royalty rights relate to developmental pipeline products which are non-commercialized, non-approved products that require FDA or other regulatory approval, and thus have uncertain cash flows. Management assesses any impairment indicators and changes in expected recoverability of the long-term receivable asset regularly.

The determination of impairment indicators requires obtaining and assessing all available information regarding the developmental pipeline products as of the Company’s financial reporting dates. The Company obtains information through available sources including: 1) updates from the selling party of the milestone and royalty rights, 2) publicly available clinical trial data and news, and 3) public disclosures provided by the research companies developing the products.

We identified the accounting evaluation of impairment indicators as a critical audit matter, primarily due to the Company’s reliance on third parties to disclose updates to the Company timely for the Company's required financial reporting deadlines. The timing of disclosure to the Company of a change in the use, or intent for future use, of the licenses related to the milestone and royalty rights could have a significant impact on the fair value of milestone and royalty rights and a significant change in fair value could cause a significant impairment. Performing audit procedures to evaluate whether management had appropriately identified impairment indicators involved challenging and complex auditor judgment, including the need to involve more experienced auditors in assessing the completeness of available information and if any available public information represents an impairment indicator as of the Company’s financial reporting date.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the evaluation of assumptions used in the impairment assessment of the long-term royalty receivables included, but were not limited to, the following:

•	Considering the impact of changes in the regulatory environment on management’s impairment indicator conclusions.

•	We evaluated the Company’s assessment of impairment indicators by developing an independent expectation of impairment indicators through research of third-party disclosures and clinical trial news for programs associated with the milestone and royalty rights and comparing such expectation to those included in the impairment analysis.

•	We inspected the Company’s documentation of inquiries and written correspondence to obtain program updates from the selling parties of the milestone and royalty rights throughout the year and through the Company’s reporting date.

•	Confirmed with the selling parties of the milestone and royalty rights that complete information known to the selling party regarding the associated research programs was provided timely, completely, and accurately to the Company.

/s/ DELOITTE & TOUCHE LLP

San Francisco, California

March 10, 2021

We have served as the Company's auditor since 2018.

XOMA Corporation

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,
	2020	2019

ASSETS
Current assets:
Cash	$84,222	$56,688
Restricted cash	1,611	—
Trade and other receivables, net	263	2,933
Income tax receivable	1,526	—
Prepaid expenses and other current assets	443	352
Total current assets	88,065	59,973
Long-term restricted cash	531	—
Property and equipment, net	21	34
Operating lease right-of-use assets	359	510
Long-term royalty receivables	34,575	34,375
Equity securities	1,693	681
Other assets	41	151
Total assets	$125,285	$95,724

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$456	$614
Accrued and other liabilities	642	945
Contingent consideration under royalty purchase agreements	75	75
Operating lease liabilities	179	163
Unearned revenue recognized under units-of-revenue method	1,452	1,096
Contingent liabilities	1,410	798
Current portion of long-term debt	8,088	5,184
Total current liabilities	12,302	8,875
Unearned revenue recognized under units-of-revenue method – long-term	13,516	15,317
Long-term debt	12,764	27,093
Long-term operating lease liabilities	229	408
Other liabilities – long-term	50	43
Total liabilities	38,861	51,736

Commitments and Contingencies (Note 13)

Stockholders’ equity:
Preferred Stock, $0.05 par value, 1,000,000 shares authorized:
8.625% Series A cumulative, perpetual preferred stock, 984,000 and zero shares issued and outstanding at December 31, 2020 and December 31, 2019, respectively	49	—
Convertible preferred stock, 5,003 and 6,256 shares issued and outstanding at December 31, 2020 and December 31, 2019, respectively	—	—
Common stock, $0.0075 par value, 277,333,332 shares authorized, 11,228,792 and 9,758,583 shares issued and outstanding at December 31, 2020 and December 31, 2019, respectively	84	73
Additional paid-in capital	1,267,377	1,238,299
Accumulated deficit	(1,181,086)	(1,194,384)
Total stockholders’ equity	86,424	43,988
Total liabilities and stockholders’ equity	$125,285	$95,724

The accompanying notes are an integral part of these consolidated financial statements.

XOMA Corporation

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share amounts)

	Year Ended
	December 31,
	2020	2019
Revenues:
Revenue from contracts with customers	$27,941	$17,276
Revenue recognized under units-of-revenue method	1,444	1,094
Total revenues	29,385	18,370

Operating expenses:
Research and development	170	1,253
General and administrative	16,799	21,002
Total operating expenses	16,969	22,255

Income (loss) from operations	12,416	(3,885)

Other income (expense), net:
Interest expense	(1,844)	(1,919)
Other income, net	1,225	3,822
Income (loss) before income tax	11,797	(1,982)
Income tax benefit	1,501	—
Net income (loss) and comprehensive income (loss)	$13,298	$(1,982)
Net income (loss) and comprehensive income (loss) available to common stockholders (Note 11), basic	$8,793	$(1,982)
Net income (loss) and comprehensive income (loss) available to common stockholders (Note 11), diluted	$9,010	$(1,982)
Basic net income (loss) per share available to common stockholders	$0.82	$(0.23)
Diluted net income (loss) per share available to common stockholders	$0.78	$(0.23)
Weighted average shares used in computing basic net income (loss) per share available to common stockholders	10,674	8,763
Weighted average shares used in computing diluted net income (loss) per share available to common stockholders	11,503	8,763

The accompanying notes are an integral part of these consolidated financial statements.

XOMA Corporation

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Series A Preferred			Convertible Preferred						Additional		Total
	Stock			Stock			Common Stock			Paid-In	Accumulated	Stockholders’
	Shares	Amount		Shares	Amount		Shares	Amount		Capital	Deficit	Equity
Balance, January 1, 2019	—		$—	6		$—	8,691		$65	$1,211,122	$(1,192,402)	$18,785
Exercise of stock options	—		—	—		—	56		—	273	—	273
Issuance of common stock related to 401(k) contribution and ESPP	—		—	—		—	10		—	136	—	136
Vesting of restricted stock units	—		—	—		—	2		—	—	—	—
Stock-based compensation expense	—		—	—		—	—		—	4,948	—	4,948
Issuance of warrants	—		—	—		—	—		—	66	—	66
Issuance of common stock, net	—		—	—		—	1,000		8	21,754	—	21,762
Net loss and comprehensive loss	—		—	—		—	—		—	—	(1,982)	(1,982)
Balance, December 31, 2019	—		$—	6		$—	9,759		$73	$1,238,299	$(1,194,384)	$43,988
Exercise of stock options	—		—	—		—	211		1	2,406	—	2,407
Issuance of common stock related to 401(k) contribution and ESPP	—		—	—		—	6		—	136	—	136
Disgorgement of stockholder's short-swing profits	—		—	—		—	—		—	13	—	13
Issuance of common stock related to Series Y preferred stock conversion			—	(1)		—	1,253		10	(10)		—
Stock-based compensation expense	—		—	—		—	—		—	3,961	—	3,961
Issuance of preferred stock	984		49	—			—		—	22,572	—	22,621
Net income and comprehensive income	—		—	—		—	—		—	—	13,298	13,298
Balance, December 31, 2020	984		$49	5		$—	11,229		$84	$1,267,377	$(1,181,086)	$86,424

The accompanying notes are an integral part of these consolidated financial statements.

XOMA Corporation

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$13,298	$(1,982)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock-based compensation expense	3,961	4,948
Common stock contribution to 401(k)	88	102
Depreciation and amortization	22	25
Amortization of debt issuance costs, debt discount and final payment on debt	698	592
Non-cash portion of Novartis Milestone Payment	(7,300)	—
Non-cash lease expense	150	1,890
Payments in excess of loss recognized upon early lease termination	—	(1,476)
Change in fair value of equity securities	(1,012)	(289)
Changes in assets and liabilities:
Trade and other receivables, net	2,670	(1,558)
Income tax receivable	(1,526)	—
Prepaid expenses and other assets	83	240
Accounts payable and accrued liabilities	(542)	(242)
Operating lease liabilities	(163)	(2,202)
Unearned revenue recognized under units-of-revenue method	(1,444)	(1,094)
Contingent NIH refund liability	612	—
Other liabilities	497	761
Net cash provided by (used in) operating activities	10,092	(285)

Cash flows from investing activities:
Payments related to purchase of royalty rights	(1,200)	(19,300)
Receipts related to purchased royalty rights	1,000	—
Purchase of property and equipment	(9)	—
Net cash used in investing activities	(209)	(19,300)

Cash flows from financing activities:
Proceeds from issuance of preferred stock	24,600	—
Proceeds from issuance of common stock	—	22,000
Payment of preferred and common stock issuance costs	(1,945)	(388)
Proceeds from exercise of options and other share-based compensation	4,850	610
Proceeds from issuance of long-term debt	—	9,500
Principal payments – debt	(5,313)	(938)
Principal payments – finance lease	(17)	(15)
Proceeds from disgorgement of stockholder's short-swing profits	13	—
Taxes paid related to net share settlement of equity awards	(2,395)	(276)
Net cash provided by financing activities	19,793	30,493

Net increase in cash and restricted cash	29,676	10,908
Cash and restricted cash at the beginning of the period	56,688	45,780
Cash and restricted cash at the end of the period	$86,364	$56,688

Supplemental Cash Flow Information:
Cash paid for interest	$692	$558
Non-cash investing and financing activities:
Interest added to principal balance on long-term debt	$490	$710
Accrued cost related to issuance of preferred and common stock	$264	$166
Issuance of common stock warrant under SVB loan	$—	$66
Estimated fair value of contingent consideration under the royalty purchase agreements	$—	$75

The accompanying notes are an integral part of these consolidated financial statements.

XOMA Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business

XOMA Corporation (referred to as “XOMA” or the “Company”), a Delaware corporation, is a biotech royalty aggregator with a sizable portfolio of economic rights to future potential milestone and royalty payments associated with partnered pre-commercial therapeutic candidates. The Company’s portfolio was built through licensing its proprietary products and platforms from its legacy discovery and development business, combined with acquisitions of rights to future milestones and royalties that the Company has made since the royalty aggregator business model was implemented in 2017. The Company’s drug royalty aggregator business is focused on early to mid-stage clinical assets primarily in Phase 1 and 2 with blockbuster potential licensed to large-cap partners. The Company expects that most of its future revenue will be based on payments the Company may receive for milestones and royalties related to these programs.

Liquidity and Financial Condition

The Company has incurred significant operating losses and negative cash flows from operations since its inception. As of December 31, 2020, the Company had unrestricted and restricted cash of $84.2 million and $2.1 million, respectively. As of December 31, 2020, the current and non-current portion of restricted cash was $1.6 million and $0.5 million, respectively. The restricted cash balance may only be used to pay dividends on the 8.625% Series A cumulative, perpetual preferred stock (“Series A Preferred Stock”) issued in December 2020. Based on the Company’s current cash balance and its ability to control discretionary spending, such as royalty acquisitions, the Company has evaluated and concluded its financial condition is sufficient to fund its planned operations and commitments and contractual obligations for a period of at least one year following the date that these consolidated financial statements are issued.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures. On an ongoing basis, management evaluates its estimates including, but not limited to, those related to revenue recognition, revenue recognized under units-of-revenue method, equity securities, legal contingencies and stock-based compensation. The Company bases its estimates on historical experience and on various other market-specific and other relevant assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

Actual results may differ significantly from these estimates, such as the Company’s billing under government contracts and amortization of the payments received from HealthCare Royalty Partners II, L.P. (“HCRP”). Under the Company’s contracts with the National Institute of Allergy and Infectious Diseases (“NIAID”), a part of the National Institutes of Health (“NIH”), the Company billed using NIH’s provisional rates and thus is subject to future audits at the discretion of NIAID’s contracting office. In October of 2019, NIH notified the Company that it engaged KPMG to perform an audit of the Company’s incurred cost submissions for 2013, 2014 and 2015. The audit procedures were completed and the Company adjusted its estimated liability owed to NIH to $1.4 million as of December 31, 2020. The audit remains subject to further review by NIH as part of the contract close-out process and the Company may incur further liability as a result.  In addition, under the contracts with HCRP, the amortization for the reporting period is calculated based on the payments expected to be made by the licensees to HCRP over the term of the arrangement. Any changes to the estimated payments by the licensees to HCRP can result in a material adjustment to revenue previously reported.

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

Cash and Restricted Cash

Cash consists of bank deposits held in business checking and interest-bearing deposit accounts. As of December 31, 2020 and 2019, the Company did not have any cash equivalent balances, defined as highly liquid financial instruments purchased with original maturities of three months or less.

Restricted cash consists of bank deposits held to pay dividends on the Company’s 8.625% cumulative, perpetual Series A Preferred Stock.

The Company maintains cash and restricted cash balances at commercial banks. Balances commonly exceed the amount insured by the Federal Deposit Insurance Corporation. The Company has not experienced any losses in such accounts, and management believes that the Company is not exposed to any significant credit risk with respect to such cash and restricted cash.

The following table provides a reconciliation of cash and restricted cash reported within the consolidated balance sheets that sum to the total of the same amounts shown in the consolidated statements of cash flows (in thousands):

	Year Ended December 31,
	2020	2019

Cash	$84,222	$56,688
Restricted cash	1,611	—
Long-term restricted cash	531	—
Total cash and restricted cash	$86,364	$56,688

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

Equity Securities

The Company received shares of common stock from Rezolute, Inc. (formerly AntriaBio, Inc.) (“Rezolute”) (Note 4). Equity investments in Rezolute are classified in the consolidated balance sheets as equity securities. The equity securities are measured at fair value, with changes in fair value recorded in the other income (expense), net line item of the consolidated statement of operations and comprehensive loss at each reporting period. The Company remeasures its equity investments at each reporting period until such time that the investment is sold or disposed of. If the Company sells an investment, any realized gains and losses on the sale of the securities will be recognized in the consolidated statement of operations and comprehensive loss in the period of sale.

In October 2020, Rezolute completed a 1:50 reverse stock split of its common shares (the “Rezolute Reverse Stock Split”) and started trading on the Nasdaq Stock Market. As a result, the Company’s number of shares of Rezolute common stock was reduced from 8,093,010 shares (pre-split shares) to 161,860 shares (post-split shares).

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

The Company reviews public information on clinical trials, press releases and updates from its partners regularly to identify any impairment indicators or changes in expected recoverability of the long-term receivable asset. If expected future cash flows discounted to the current period are less than the carrying value of the asset, the Company will record impairment. The impairment will be recognized by reducing the financial asset to an amount that represents the present value of the most recent estimate of future cash flows. No impairment indicators were identified, and no impairment was recorded as of December 31, 2020 and December 31, 2019.

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

Effective January 1, 2019, the Company adopted ASC Topic 842, Leases (“ASC 842”) using the optional transition method and applied the standard only to leases that existed at that date. The Company elected the package of practical expedients allowed under ASC Topic 842, which permitted the Company to account for its existing operating leases, as of January 1, 2019, as operating leases under the new guidance, without reassessing the Company’s prior conclusions about lease identification, lease classification and initial direct costs. As a result of the adoption of the new lease accounting guidance, on January 1, 2019, the Company recognized operating lease right-of-use assets of $7.4 million and operating lease liabilities of $9.2 million.

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

Prior Period Reclassifications

Within the consolidated statement of cash flows, the Company separately presented proceeds from issuances of equity securities from payments of equity issuance costs for the prior period to conform with current period presentation.

Net Income (Loss) per Share Attributable to Common Stockholders

The Company calculates basic and diluted income (loss) per share attributable to common stockholders using the two-class method. The Company’s convertible Series X and Series Y preferred stocks participate in any dividends declared by the Company on its common stock and are therefore considered to be participating securities. The Company’s Series A Preferred Stock does not participate in any dividends or distribution by the Company on its common stock and is therefore not considered to be a participating security.

Under the two-class method, net income, as adjusted for any accumulated dividends on Series A Preferred Stock for the period and any deemed dividends related to beneficial conversion features on convertible preferred stock, if applicable, is allocated to each class of common stock and participating security as if all of the net income for the period had been distributed. Undistributed earnings allocated to participating securities are subtracted from net income in determining net income attributable to common stockholders. During periods of loss, the Company allocates no loss to participating securities because they have no contractual obligation to share in the losses of the Company. Basic net income (loss) per share attributable to common stockholders is then calculated by dividing the net income (loss) attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. All participating securities are excluded from the basic weighted average common shares outstanding.

Diluted net income (loss) per share attributable to common stockholders is based on the weighted average number of shares outstanding during the period, adjusted to include the assumed exercise of certain stock options and warrants for common stock. The calculation of diluted net income (loss) per share attributable to common stockholders requires that, to the extent the average market price of the underlying shares for the reporting period exceeds the exercise price of any outstanding options or warrants, the presumed exercise of such securities are dilutive to net income (loss) per share attributable to common stockholders for the period. Adjustments to the denominator are required to reflect the related dilutive shares. The Company’s Series A Preferred Stock becomes convertible upon the occurrence of specific events other than the Company’s share price and therefore, is not included in the diluted shares until the contingency is resolved.

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of two components: net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) refers to gains and losses that under U.S. GAAP are recorded as an element of stockholders’ equity but are excluded from net income (loss). The Company did not record any transactions within other comprehensive income (loss) in the periods presented and, therefore, the net income (loss) and comprehensive income (loss) were the same for all periods presented.

Accounting Pronouncements Recently Adopted

In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-13, Fair Value Measurement (Topic 820) (“ASU 2018-13”), which modifies, removes and adds certain disclosure requirements on fair value measurements based on the FASB Concepts Statement, Conceptual Framework for Financial Reporting—Chapter 8: Notes to Financial Statements. The ASU is effective for the Company’s interim and annual reporting periods during the year ending December 31, 2020, and all annual and interim reporting period thereafter. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. Early adoption is permitted upon issuance of ASU 2018-13. An entity is permitted to early adopt any removed or modified disclosures upon issuance of ASU 2018-13 and delay adoption of the additional disclosures until their effective date. The Company early adopted the guidance related to removal of disclosures upon issuance of this ASU and adopted the deferred provisions as permitted under the ASU in the first quarter of 2020. The adoption of ASU 2018-13 did not have a material impact on the Company’s consolidated financial statements.

In November 2018, the FASB issued ASU 2018-18, Collaborative Arrangements (Topic 808) “Clarifying the Interaction between Topic 808 and Topic 606,” which requires transactions in collaborative arrangements to be accounted for under ASC 606 if the counterparty is a customer for a good or service that is a distinct unit of account. The new standard also precludes an entity from presenting consideration from transactions with a collaborator that is not a customer together with revenue recognized from contracts with customers. The ASU is effective for the Company’s interim and annual reporting periods during the year ending December 31, 2020, and all annual and interim reporting period thereafter. Early adoption is permitted, but no earlier than an entity’s adoption date of Topic 606. This ASU requires retrospective adoption to the date the Company adopted ASC 606, January 1, 2018, by recognizing a cumulative-effect adjustment to the opening balance of retained earnings of the earliest annual period presented. The Company may elect to apply the ASU retrospectively either to all contracts or only to contracts that are not completed at the date it initially applied ASC 606. The Company adopted ASU 2018-18 as of January 1, 2020. The adoption of ASU 2018-18 did not have a material impact on the Company’s consolidated financial statements.

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 replaced the incurred loss impairment methodology under current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. ASU 2016-13 requires use of a forward-looking expected credit loss model for accounts receivables, loans, and other financial instruments. Adoption of the standard requires using a modified retrospective approach through a cumulative-effect adjustment to retained earnings as of the effective date to align existing credit loss methodology with the new standard. ASU 2016-13 will be effective for all entities except public companies that are not smaller reporting companies for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, using a modified retrospective approach. Early adoption is permitted. The Company plans to adopt ASU 2016-13 and related updates as of January 1, 2023. The Company is currently evaluating the impact of adopting this new accounting guidance on its consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The amendments in ASU 2019-12 are intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. ASU 2019-12 is effective for the Company on January 1, 2021. The Company is evaluating the impact of ASU 2019-12, but does not expect adopting this new accounting guidance will have a material impact on its consolidated financial statements.

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

In August 2020, the FASB issued ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivative and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40). This ASU reduces the number of accounting models for convertible debt instruments and convertible preferred stock and amends the guidance for the derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusion. In addition, this ASU improves and amends the related EPS guidance. These amendments are effective for the Company for fiscal years beginning after December 15, 2023, including interim period within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. Adoption is either a modified retrospective method or a fully retrospective method of transition. The Company is currently evaluating the impacts of the provisions of ASU 2020-06 and the Company does not expect this ASU to have a material impact on its consolidated financial statements.

3. Consolidated Financial Statement Detail

Equity Securities

As of December 31, 2020 and December 31, 2019, equity securities consisted of an investment in Rezolute’s common stock of $1.7 million and $0.7 million, respectively (Note 4). For the years ended December 31, 2020 and December 31, 2019, the Company recognized gains of $1.0 million and $0.3 million, respectively, due to the change in fair value of its investment in Rezolute’s common stock in the other income (expense), net line item of the consolidated statements of operations and comprehensive loss.

Accrued and Other Liabilities

Accrued and other liabilities consisted of the following (in thousands):

	December 31,
	2020	2019
Accrued legal and accounting fees	$351	$256
Accrued payroll and other benefits	136	231
Accrued incentive compensation	71	332
Interest payable	44	69
Other	40	57
Total	$642	$945

4. Licensing and Other Arrangements

Novartis International – Anti-TGFβ Antibody (NIS793)

On September 30, 2015, the Company and Novartis International Pharmaceutical Ltd. (“Novartis International”) entered into a license agreement (the “Anti-TGFβ Antibody License Agreement”) under which the Company granted Novartis International an exclusive, world-wide, royalty-bearing license to the Company’s anti-transforming growth factor beta (“TGFβ”) antibody program (now “NIS793”). Under the terms of the Anti-TGFβ Antibody License Agreement, Novartis International has worldwide rights to NIS793 and is responsible for the development and commercialization of antibodies and products containing antibodies arising from NIS793. Unless terminated earlier, the Anti-TGFβ Antibody License Agreement will remain in effect, on a country-by-country and product-by-product basis, until Novartis International’s royalty obligations end. The Anti-TGFβ Antibody License Agreement contains customary termination rights relating to material breach by either party. Novartis International also has a unilateral right to terminate the Anti-TGFβ Antibody License Agreement on an antibody-by-antibody and country-by-country basis or in its entirety on one hundred eighty days’ notice.

The Company concluded that there were multiple promised goods and services under the Anti-TGFβ Antibody License Agreement, including the transfer of license, regulatory services and transfer of materials, process and know-how, which were determined to represent one combined performance obligation. The Company recognized the entire upfront payment of $37.0 million as revenue in the consolidated statement of comprehensive loss in 2015 as it had completed its performance obligations as of December 31, 2015.

During the year ended December 31, 2017, Novartis International achieved a clinical development milestone pursuant to the Anti-TGFβ Antibody License Agreement, and as a result, the Company earned a $10.0 million milestone payment which was recognized as license fees in the consolidated statement of operations and comprehensive income (loss). The Company is eligible to receive up to a total of $470.0 million in development, regulatory and commercial milestones under the Anti-TGFβ Antibody License Agreement.

The Company concluded that the development and regulatory milestone payments are solely dependent on Novartis International’s performance and achievement of the specified events. The Company determined that it is not probable that a significant cumulative revenue reversal will not occur in future periods for these future payments. Therefore, the remaining development and regulatory milestones are fully constrained and excluded from the transaction price until the respective milestone is achieved. Any consideration related to commercial milestones (including royalties) will be recognized when the related sales occur as they were determined to relate predominantly to the licenses granted to Novartis International and therefore, have also been excluded from the transaction price. At the end of each reporting period, the Company will update its assessment of whether an estimate of variable consideration is constrained and update the estimated transaction price accordingly.

The Company is also eligible to receive royalties on sales of licensed products, which are tiered based on sales levels and range from a mid single-digit percentage rate to up to a low double-digit percentage rate. Novartis International’s obligation to pay royalties with respect to a particular product and country will continue for the longer of the date of expiration of the last valid patent claim covering the product in that country, or ten years from the date of the first commercial sale of the product in that country.

On October 21, 2020, the first patient was dosed in Novartis International's NIS793 Phase 2 clinical trial and the Company earned a $25.0 million milestone payment. As specified under the terms the Anti-TGFβ Antibody License Agreement, the Company received $17.7 million in cash and the remaining balance of $7.3 million was recognized as a reduction to the Company's debt obligation to Novartis.

As of December 31, 2020 and December 31, 2019, there are no contract assets or contract liabilities related to this arrangement. None of the costs to obtain or fulfill the contract were capitalized. No revenue was recognized for the year ended December 31, 2019. The Company recognized $25.0 million as revenue from contracts with customers in the consolidated statement of operations and comprehensive income (loss) for the year ended December 31, 2020.

Novartis – Gevokizumab (VPM087) and IL-1 Beta

On August 24, 2017, the Company and Novartis Pharma AG (“Novartis”) entered into a license agreement (the “Gevokizumab License Agreement”) under which the Company granted to Novartis an exclusive, worldwide, royalty-bearing license to gevokizumab (“VPM087”), a novel anti-Interleukin-1 (“IL-1”) beta allosteric monoclonal antibody and related know-how and patents (altogether, the “XOMA IP”). Under the terms of the Gevokizumab License Agreement, Novartis is solely responsible for the development and commercialization of VPM087 and products containing VPM087.

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

Under the Gevokizumab License Agreement, the Company received total consideration of $30.0 million for the license and rights granted to Novartis. Of the total consideration, $15.7 million was paid in cash and $14.3 million (equal to €12.0 million) was paid by Novartis Institutes for BioMedical Research, Inc. (“NIBR”), on behalf of the Company, to settle the Company’s outstanding debt with Les Laboratories Servier (“Servier”) (the “Servier Loan”). In addition, NIBR extended the maturity date on the Company’s debt to Novartis. The Company also received $5.0 million cash related to the sale of 539,131 shares of the Company’s common stock, at a purchase price of $9.2742 per share. The fair market value of the common stock issued to Novartis was $4.8 million, based on the closing stock price of $8.93 per share on August 24, 2017, resulting in a $0.2 million premium paid to the Company.

Based on the achievement of pre-specified criteria, the Company is eligible to receive up to $438.0 million in development, regulatory and commercial milestones under the Gevokizumab License Agreement. The Company is also eligible to receive royalties on sales of licensed products, which are tiered based on sales levels and range from the high single-digits to mid-teens. Under the IL-1 Target License Agreement, the Company received an upfront cash payment of $10.0 million and is eligible to receive low single-digit royalties on canakinumab sales in cardiovascular indications covered by the Company’s patents. Should Novartis exercise the Exclusivity Option, the royalties on canakinumab sales will increase to the mid single-digits.

Unless terminated earlier, the Gevokizumab License Agreement and IL-1 Target License Agreement will remain in effect, on a country-by-country and product-by-product basis, until Novartis’ royalty obligations end. The two agreements contain customary termination rights relating to material breach by either party. Novartis also has a unilateral right to terminate the Gevokizumab License Agreement on a product-by-product and country-by-country basis or in its entirety on six months’ prior written notice to the Company. Under the IL-1 Target License Agreement, Novartis has a unilateral right to terminate the agreement on a product-by-product and country-by-country basis or in its entirety upon a prior written notice.

The Gevokizumab License Agreement and IL-1 Target License Agreement were accounted for as one arrangement because they were entered into at the same time in contemplation of each other. The Company concluded that there are multiple promised goods and services under the combined arrangement, including the transfer of license to IL-1 beta targeting antibodies, and the transfer of license, know-how, process, materials and inventory related to the VPM087 antibody, which were determined to represent two distinct performance obligations. The Company determined that the Exclusivity Option is not an option with material right because the upfront payments to the Company were not negotiated to provide an incremental discount for the future additional royalties upon exercise of the Exclusivity Option. Therefore, the Company concluded that the Exclusivity Option is not a performance obligation. The additional royalties will be recognized as revenue when, and if, Novartis exercises its option because the Company has no further performance obligations at that point.

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

The Company concluded that the development and regulatory milestone payments are solely dependent on Novartis’ performance and achievement of specified events. The Company determined that it is not probable that a significant cumulative revenue reversal will not occur in future periods for these future payments. Therefore, the development and regulatory milestones are fully constrained and excluded from the transaction price as of December 31, 2020. Any consideration related to commercial milestones (including royalties) will be recognized when the related sales occur as they were determined to relate predominantly to the licenses granted to Novartis and therefore, have also been excluded from the transaction price. At the end of each reporting period, the Company will update its assessment of whether an estimate of variable consideration is constrained and update the estimated transaction price accordingly.

As of December 31, 2020 and December 31, 2019, there are no contract assets or contract liabilities related to this arrangement and none of the costs to obtain or fulfill the contract were capitalized. The Company did not recognize any revenue related to this arrangement during the years ended December 31, 2020 and 2019.

Takeda

On November 1, 2006, the Company entered into a collaboration agreement with Takeda Pharmaceutical Company Limited (“Takeda”) (the “Takeda Collaboration Agreement”) under which the Company agreed to discover and optimize therapeutic antibodies against multiple targets selected by Takeda.

Under the terms of the Takeda Collaboration Agreement, the Company may receive additional milestone payments aggregating up to $19.0 million relating to TAK-079 (mezagitamab) and low single-digit royalties on future sales of all products subject to this license. The Company’s right to milestone payments expires on the later of the receipt of payment from Takeda of the last amount to be paid under the agreement or the cessation by Takeda of all research and development activities with respect to all program antibodies, collaboration targets or collaboration products. The Company’s right to royalties expires on the later of 13.5 years from the first commercial sale of each royalty-bearing discovery product or the expiration of the last-to-expire licensed patent (or 12 years from first commercial sale if there is significant generic competition post patent-expiration).

In February 2009, the Company expanded the existing collaboration to provide Takeda with access to multiple antibody technologies, including a suite of research and development technologies and integrated information and data management systems. The Company may receive milestones of up to $3.3 million per discovery product candidate and low single-digit royalties on future sales of all antibody products subject to this license. The Company’s right to milestone payments expires on the later of the receipt of payment from Takeda of the last amount to be paid under the agreement or the cessation by Takeda of all research and development activities with respect to all program antibodies, collaboration targets or collaboration products. The Company’s right to royalties expires on the later of 10 years from the first commercial sale of such royalty-bearing discovery product or the expiration of the last-to-expire licensed patent.

The Company earned a milestone payment of $0.5 million during the year ended December 31, 2019. During the years ended December 31, 2020 and 2019, the Company recognized annual license fee revenue of $0.1 million from Takeda. On November 16, 2020, the first patient was dosed in Takeda’s Phase 2 study of mezagitamab and the Company earned a $2.0 million milestone payment from Takeda. The Company recognized $2.1 million as revenue from contracts with customers in the consolidated statement of operations and comprehensive income (loss) for the year ended December 31, 2020.

Rezolute

On December 6, 2017, the Company entered into a license agreement with Rezolute pursuant to which the Company granted an exclusive global license to Rezolute to develop and commercialize X358 (now “RZ358”) products for all indications. The Company and Rezolute also entered into a common stock purchase agreement pursuant to which Rezolute agreed to issue to the Company, as consideration for receiving the license for RZ358, a certain number of its common stock related to its future financing activities.

Under the terms of the license agreement, Rezolute is responsible for all development, regulatory, manufacturing and commercialization activities associated with RZ358 and is required to make certain development, regulatory and commercial milestone payments to the Company of up to $232.0 million in the aggregate based on the achievement of pre-specified criteria. Under the license agreement, the Company is also eligible to receive royalties ranging from the high single-digits to the mid-teens based upon annual net sales of any commercial product incorporating RZ358. Rezolute is obligated to take customary steps to advance RZ358, including using diligent efforts to commence the next clinical study for RZ358 by a certain deadline and to meet certain spending requirements on an annual basis for the program until a marketing approval application for RZ358 is accepted by the FDA. Rezolute’s obligation to pay royalties with respect to a particular RZ358 product and country will continue for the longer of the date of expiration of the last valid patent claim covering the product in that country, or twelve years from the date of the first commercial sale of the product in that country. Rezolute’s future royalty obligations in the United States will be reduced by 20% if the manufacture, use or sale of a licensed product is not covered by a valid XOMA patent claim, until such a claim is issued.

Under the terms of the license agreement, the Company is eligible to receive a low single-digit royalty on sales of Rezolute’s other non-RZ358 products from its current programs. Rezolute’s obligation to pay royalties with respect to a particular Rezolute product and country will continue for the longer of twelve years from the date of the first commercial sale of the product in that country or for so long as Rezolute or its licensee is selling such product in such country (the “Royalty Term”), provided that any such licensee royalty will terminate upon the termination of the licensee’s obligation to make payments to Rezolute based on sales of such product in such country

Rezolute had an option through June 1, 2019 to obtain an exclusive license for their choice of one of the Company’s preclinical monoclonal antibody fragments, including X129 (the “Additional Product Option”), in exchange for a $1.0 million upfront option fee and additional clinical, regulatory and commercial milestone payments to the Company of up to $237.0 million in the aggregate based on the achievement of pre-specified criteria as well as royalties ranging from the high single-digits to the mid-teens based on annual net sales. On June 1, 2019, Rezolute’s right to the Additional Product Option expired unexercised.

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

Rezolute License Agreement - First Amendment

In March 2018, the Company and Rezolute amended the license agreement and common stock purchase agreement. Pursuant to the as-amended terms of the license agreement and common stock purchase agreement, the Company was eligible to receive $6.0 million in cash, $8.5 million of Rezolute’s common stock, and 7,000,000 shares (140,000 post-split shares) of Rezolute’s common stock, contingent on the completion of Rezolute’s financing activities. Further, in the event that Rezolute did not complete a financing that raised at least $20.0 million in aggregate gross proceeds (“Qualified Financing”) by March 31, 2019 (the “2019 Closing”), the Company would have received an additional number of shares of Rezolute’s common stock equal to $8.5 million divided by the weighted average of the closing bid and ask prices or the average closing prices of Rezolute’s common stock on the ten-day trading period prior to March 31, 2019. Finally, in the event that Rezolute was unable to complete a Qualified Financing by March 31, 2020, the Company would have been eligible to receive $15.0 million in cash in order for Rezolute to maintain the license. Under the common stock purchase agreement, Rezolute granted the Company the right and option to sell the greater of (i) 5,000,000 shares (100,000 post-split shares) of common stock or (ii) one third of the aggregate shares held by the Company upon failure by Rezolute to list its shares of its common stock on the Nasdaq Stock Market or a similar national exchange on or prior to December 31, 2018.

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

Rezolute completed the Interim Financing Closing and the Initial Closing financing activities, as defined in the common stock purchase agreement, during the first and second quarter of 2018, respectively. As a result, XOMA received 8,093,010 shares (161,860 post-split shares) of Rezolute’s common stock and cash of $0.5 million in April 2018. Under the license agreement, XOMA was also entitled to receive $0.3 million of reimbursable technology transfer expenses from Rezolute. The Company concluded that the payment associated with the Initial Closing represented substantially all consideration for the delivered license and technology to Rezolute. Therefore, the Company determined that a contract existed between Rezolute and XOMA under ASC 606 on April 3, 2018.

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

On April 3, 2018, the Company determined that the transaction price under the arrangement was $1.8 million, which consisted of the 8,093,010 shares (161,860 post-split shares) of Rezolute’s common stock valued at $1.0 million, $0.5 million in cash, and reimbursable technology transfer expenses of $0.3 million. During the year ended December 31, 2018, the Company recognized the entire transaction price of $1.8 million as revenue upon completion of the delivery of the licenses and related materials, product data/filing, process and know-how. The change in fair value of Rezolute’s common stock after the contract inception date was due to the form of the consideration and therefore, not included in the transaction price pursuant to the accounting guidance. The Company accounts for the change in the fair value of its investment in Rezolute’s common stock in the other income (expense), net line item of the consolidated statement of operations and comprehensive loss.

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

Rezolute License Agreement - Second Amendment

On January 7, 2019, the Company and Rezolute further amended the license agreement and common stock purchase agreement. The parties agreed to replace the issuance of common stock valued at $8.5 million to XOMA upon closing of a Qualified Financing with a requirement that Rezolute make five future cash payments to XOMA totaling $8.5 million through September 2020 (the “Future Cash Payments”). The amendment also provided for early payment of the Future Cash Payments (only until the $8.5 million was reached) by making cash payments to XOMA equal to 15% of the net proceeds of each future financing following the closing of the Qualified Financing, with such payments to be credited against any remaining unpaid Future Cash Payments in reverse order of their future payment date. In addition, the license agreement amendment revised the amount Rezolute is required to expend on development of RZ358 and related licensed products, revised provisions with respect to Rezolute’s diligence efforts in conducting clinical studies and eliminated XOMA’s right to appoint a member to Rezolute’s board of directors.

The common stock purchase agreement was amended to remove certain provisions related to the issuance of equity to XOMA in accordance with the new provisions regarding the Future Cash Payments in the license agreement. Lastly, the common stock purchase agreement was amended to provide the Company the right and option to sell up to 5,000,000 shares (100,000 post-split shares) of Rezolute’s common stock currently held by XOMA back to Rezolute upon failure by Rezolute to list its shares of its common stock on the Nasdaq Stock Market or a similar national exchange on or prior to December 31, 2019. As of December 31, 2019, Rezolute failed to list its shares of common stock on the Nasdaq Stock Market or a similar exchange. Up to 2,500,000 shares (50,000 post-split shares) may be sold back to Rezolute during calendar year 2020. During the quarter ended December 31, 2020 Rezolute began trading on the Nasdaq Stock Market and the Company has not sold any of its shares.

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

As of March 31, 2019, Rezolute completed all financing activities, as defined in the license agreement and common stock purchase agreement, and the Company was eligible to receive $8.5 million in Future Cash Payments through September 2020 (in addition to any clinical, regulatory and annual net sales milestone payments and royalties). The Company concluded that the Future Cash Payments are dependent on Rezolute’s ability to raise additional capital through future financing activities. The Company applied the variable consideration constraint to the Future Cash Payments and determined that it was probable that a significant revenue reversal would not occur in future periods for only $2.5 million of the total amount as of March 31, 2019 and recognized $2.5 million revenue in that quarter.

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

In the first quarter of 2020, the Company received the scheduled $0.4 million Future Cash Payment from Rezolute. The Company evaluated Rezolute’s cash position as of March 31, 2020, including the estimated impact of the COVID-19 pandemic, and determined payments scheduled beyond September 30, 2020 were unlikely to be collected unless Rezolute was able to obtain additional funding, which had not occurred as of March 31, 2020. Therefore, for the three months ended March 31, 2020, the Company recorded $1.4 million in bad debt expense related to the Future Cash Payments. The Company received the scheduled $0.4 million and $0.4 million Future Cash Payments from Rezolute in the second and third quarters of 2020, respectively. The Company reassessed the collectability of the outstanding receivables and determined that the bad debt allowance of $1.4 million remained appropriate as of September 30, 2020, as the Company assessed that the financing was not probable as of the balance sheet date and as such the Company continued to have an incurred loss with respect to the collection of the remaining receivable.

On October 9, 2020, Rezolute completed a private placement of its equity securities with gross proceeds of $41.0 million, which was considered a Qualified Financing event under the Third Amendment. The Qualified Financing resulted in acceleration of the remaining receivables of $1.4 million due from Rezolute, and the Company received the entire amount in October 2020. The Company recognized $1.4 million as a reversal of bad debt expense in the fourth quarter of 2020.

During the quarter ended December 31, 2020, Rezolute completed a 1:50 reverse stock split of its common shares and started trading on the Nasdaq Stock Market. As a result, the Company’s number of shares of Rezolute common stock was reduced from 8,093,010 shares (pre-split shares) to 161,860 shares (post-split shares).

As of December 31, 2020 and December 31, 2019, there were no contract assets or contract liabilities related to this arrangement. None of the costs to obtain or fulfill the contract were capitalized. No revenue was recognized for the year ended December 31, 2020. During the year ended December 31, 2019, the Company recognized $14.0 million as revenue from Rezolute, which consisted of the $5.5 million consideration paid upon the Qualified Financing event and $8.5 million Future Cash Payments.

The Company reassessed the development and regulatory milestones and concluded that such variable consideration is fully constrained and excluded from the transaction price as of December 31, 2020 and 2019.

Janssen Biotech

The Company and Janssen Biotech, Inc. (“Janssen”) were parties to a license agreement which was terminated in 2017. In August 2019, the Company and Janssen entered into a new agreement pursuant to which the Company granted a non-exclusive license to Janssen to develop and commercialize certain drug candidates under the XOMA patents and know-how. Under the new agreement, Janssen made a one-time payment of $2.5 million to XOMA. Additionally, for each drug candidate, the Company is entitled to receive milestone payments of up to $3.0 million upon Janssen’s achievement of certain clinical development and regulatory approval events. Additional milestones may be due for drug candidates which are the subject of multiple clinical trials. Upon commercialization, the Company is eligible to receive 0.75% royalty on net sales of each product. Janssen’s obligation to pay royalties with respect to a particular product and country will continue until the eighth-year and sixth-month anniversary of the first commercial sale of the product in such country. The new agreement will remain in effect unless terminated by mutual written agreement of the parties.

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

The Company concluded that the development and regulatory milestone payments are solely dependent on Janssen’s performance and achievement of specified events and thus it is not probable that a significant cumulative revenue reversal will not occur in future periods for these future payments. Therefore, the development and regulatory milestones are fully constrained and excluded from the transaction price until the respective milestone is achieved. Any consideration related to royalties will be recognized when the related sales occur as they were determined to relate predominantly to the license granted to Janssen and therefore, have also been excluded from the transaction price. At the end of each reporting period, the Company will update its assessment of whether an estimate of variable consideration is constrained and update the estimated transaction price accordingly.

As of December 31, 2020 and December 31, 2019, there were no contract assets or contract liabilities related to this arrangement. None of the costs to obtain or fulfill the contract were capitalized. Milestone revenue of $0.4 million was recognized for the year ended December 31, 2020.

Zydus

On March 3, 2020, the Company and Cadila Healthcare Limited (“Zydus”) entered into a license agreement (the “Zydus Agreement”) under which the Company granted Zydus an exclusive royalty-bearing license to the Company’s anti-interleukin-2 (“IL-2”) monoclonal antibodies, including mAb19, for Zydus to develop and commercialize drug candidates in India, Brazil, Mexico and certain other emerging markets. The Company retains rights in all other territories, subject to a Zydus right of first negotiation. Under the terms of the Zydus Agreement, Zydus is responsible for the development and commercialization of IL-2 based immuno-oncology drug candidates. XOMA is entitled to receive up to $0.5 million development and regulatory milestone payments, up to $23.5 million commercial milestone payments, and mid single-digit to low teens royalties from Zydus. The Company is also eligible to share out-licensing revenue received by Zydus should Zydus (sub)license to third parties, which share is tiered based on clinical trial stage and range from a low to mid double-digit percentage rate. Unless terminated earlier, the Zydus Agreement will remain in effect, on a product-by-product basis, until all payment obligations end. The Zydus Agreement contains customary termination rights relating to material breach by either party. Zydus also has a unilateral right to terminate the agreement upon required written notice in advance if certain conditions are met.

The Company concluded that there is one performance obligation, and it had completed its performance obligation in the first quarter of 2020. The development and regulatory milestone payments are solely dependent on Zydus’ performance and achievement of the specified events. The Company determined that it is not probable that a significant cumulative revenue reversal will not occur in future periods for these future payments. Therefore, the development and regulatory milestones are fully constrained and excluded from the transaction price as of December 31, 2020. Any consideration related to commercial milestones (including royalties) will be recognized when the related sales occur as they were determined to relate predominantly to the license granted to Zydus and therefore, have also been excluded from the transaction price. Out-licensing revenue sharing will be recognized if and when Zydus receives or earns its out-

licensing revenue. At the end of each reporting period, the Company will update its assessment of whether an estimate of variable consideration is constrained and update the estimated transaction price accordingly.

As of December 31, 2020, there were no contract assets or contract liabilities related to this arrangement. None of the costs to obtain or fulfill the contract were capitalized. No revenue was recognized for the year ended December 31, 2020.

NIAID

Prior to the sale of the Company’s biodefense business, the Company performed services under a $64.8 million multiple-year contract funded with federal funds from NIAID (Contract No. HHSN272200800028C), for development of anti-botulinum antibody product candidates. The contract work was being performed on a cost plus fixed fee basis over a three-year period. The Company recognized revenue under the arrangement as the services were performed on a proportional performance basis. Consistent with the Company’s other contracts with the U.S. government, invoices were provisional until finalized. The Company operated under provisional rates from 2010 through 2014, subject to adjustment based on actual rates upon agreement with the government. In 2014, upon completion of NIAID’s review of hours and external expenses, XOMA agreed to exclude certain hours and external expenses resulting in a $0.4 million receivable and $0.8 million deferred revenue balances. As of December 31, 2017, the Company wrote off the $0.4 million receivable from NIAID as the likelihood of collection was remote. In October of 2019, NIH, which includes NIAID, notified the Company that it engaged KPMG to perform an audit of the Company’s incurred cost submissions for 2013, 2014 and 2015. The KPMG testing procedures were completed in December 2020. As a result, the Company recognized $1.4 million as estimated refund liabilities owed to NIH on the consolidated balance sheet as of December 31, 2020. The additional $0.6 million liability was recognized as a reduction of revenue from contracts with customers in the consolidated statement of operations and comprehensive income (loss) for the year ended December 31, 2020. The audit remains subject to further review by NIH as part of the contract close-out process. The Company may incur a further reduction in revenue and increase to the liability as a result of subsequent information provided by NIH.

Sale of Future Revenue Streams

On December 21, 2016, the Company entered into two royalty interest sale agreements (together, the “Royalty Sale Agreements”) with HCRP. Under the first Royalty Sale Agreement, the Company sold its right to receive milestone payments and royalties on future sales of products subject to a License Agreement, dated August 18, 2005, between XOMA and Wyeth Pharmaceuticals (subsequently acquired by Pfizer, Inc. (“Pfizer”)) for an upfront cash payment of $6.5 million, plus potential additional payments totaling $4.0 million in the event three specified net sales milestones were met in 2017, 2018 and 2019. Based on actual sales, 2017, 2018, and 2019 sales milestones were not achieved. Under the second Royalty Sale Agreement entered into in December 2016, the Company sold its right to receive certain royalties under an Amended and Restated License Agreement dated October 27, 2006 between XOMA and Dyax Corp. for a cash payment of $11.5 million.

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

The Company recognized $1.4 million and $1.1 million as revenue under units-of-revenue method under these arrangements during the years ended December 31, 2020 and December 31, 2019, respectively. As of December 31, 2019, the Company classified $1.1 million and $15.3 million as current and non-current unearned revenue recognized under units-of-revenue method, respectively. As of December 31, 2020, the current and non-current portion of the remaining unearned revenue recognized under units-of-revenue method was $1.5 million and $13.5 million, respectively.

5. Royalty Purchase Agreements

Royalty Purchase Agreement with Agenus, Inc.

On September 20, 2018, the Company entered into a royalty purchase agreement (the “Agenus Royalty Purchase Agreement”) with Agenus, Inc., and certain affiliates (collectively, “Agenus”). Under the Agenus Royalty Purchase Agreement, the Company purchased from Agenus the right to receive 33% of the future royalties on six Incyte Europe S.a.r.l. (“Incyte”) immuno-oncology assets, currently in development, due to Agenus from Incyte (net of certain royalties payable by Agenus to a third party) and 10% of all future developmental, regulatory and commercial milestones related to these assets. However, the Company did not have a right to the expected near-term milestone associated with the entry of INCAGN2390 (anti-TIM-3) into its Phase 1 clinical trial. The future royalties due to Agenus from Incyte are based on low single to mid-teen digit percentage of applicable net sales.

In addition, the Company purchased from Agenus the right to receive 33% of the future royalties on MK-4830, an immuno-oncology product currently in clinical development, due to Agenus from Merck Sharp & Dohme Corp. (“Merck”) and 10% of all future developmental, regulatory and commercial milestones related to this asset. The future royalties due to Agenus from Merck are based on low single-digit percentage of applicable net sales. Pursuant to the Agenus Royalty Purchase Agreement, the Company’s share in future potential development, regulatory and commercial milestones is up to $59.5 million. There is no limit on the amount of future royalties on sales that the Company may receive under the agreements.

Under the terms of the Agenus Royalty Purchase Agreement, the Company paid Agenus $15.0 million. The Company financed $7.5 million of the purchase price with a term loan under its Loan and Security Agreement with Silicon Valley Bank (“SVB”) (Note 8).

At the inception of the agreement, the Company recorded $15.0 million as long-term royalty receivables in the consolidated balance sheets.

In November 2020, MK-4830 advanced into Phase 2 development and Agenus earned a $10.0 million clinical development milestone under its license agreement with Merck, of which the Company earned $1.0 million. In accordance with the cost recovery method, the $1.0 million milestone received was recorded as a direct reduction of the recorded long-term royalty receivable balance.

The Company continues to assess that no further payments are probable to be received under this agreement in the near term. Under the cost recovery method, the Company does not expect to recognize any income related to milestones and royalties received until the investment has been fully collected. The Company performed its quarterly impairment assessment and no impairment indicators were identified. Accordingly, no impairment was recorded as of December 31, 2020.

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

At the inception of the agreement, the Company recorded $0.4 million as long-term royalty receivables in its consolidated balance sheet, including the estimated fair value of the Bioasis Contingent Consideration of $0.1 million. Future changes in the estimated fair value of the contingent consideration will be recognized in the other income (expense), net line item of the consolidated statement of operations and comprehensive loss. As of December 31, 2020, there was no change in the fair value of the contingent consideration from its initial value and no amounts were paid during the year ended December 31, 2020. The Company continues to assess that no payments are probable to be received under this agreement in the near term. Under the cost recovery method, the Company does not expect to recognize any income related to milestones and royalties received until the investment has been fully collected. The Company performed its quarterly impairment assessment and no impairment indicators were identified. Accordingly, no impairment was recorded as of December 31, 2020. No impairment was recorded as of December 31, 2019.

On November 2, 2020, the Company entered into another royalty purchase agreement (the “Second Bioasis Royalty Purchase Agreement”) with Bioasis. Under the Second Bioasis Royalty Purchase Agreement, the Company purchased potential future milestone and other payments, and royalty rights from Bioasis for product candidates that are being developed pursuant to a research collaboration and license agreement between Bioasis and Chiesi Farmaceutici S.p.A. (“Chiesi”). The Company paid Bioasis $1.2 million upon closing of the Second Bioasis Royalty Purchase Agreement for the purchased rights.

At the inception of the Second Bioasis Royalty Purchase Agreement, the Company recorded $1.2 million as long-term royalty receivables in its consolidated balance sheet. The Company continues to assess that no payments are probable to be received under the Second Bioasis Royalty Purchase Agreement in the near term. Under the cost recovery method, the Company does not expect to recognize any income related to milestones and other payments until the investment has been fully collected. The Company performed its quarterly impairment assessment and no impairment indicators were identified. Accordingly, no impairment was recorded as of December 31, 2020.

Royalty Purchase Agreement with Aronora, Inc.

On April 7, 2019, the Company entered into a royalty purchase agreement (the “Aronora Royalty Purchase Agreement”) with Aronora, Inc. (“Aronora”), which closed on June 26, 2019. Under the Aronora Royalty Purchase Agreement, the Company purchased from Aronora the right to receive future royalties and a portion of upfront, milestone, and option payments (the “Non-Royalties”) related to five anti-thrombotic hematology drug candidates. Three candidates were subject to Aronora’s collaboration with Bayer Pharma AG (“Bayer”) (the “Bayer Products”), including one which was subject to an exclusive license option by Bayer. The Company will receive 100% of future royalties and 10% of future Non-Royalties from these Bayer Products. The other two candidates are unpartnered (the “non-Bayer Products”) for which the Company will receive low single-digit percentage of net sales and 10% of Non-Royalties. The future payment percentage for Non-Royalties will be reduced from 10% to 5% upon the Company’s receipt of two times the total cumulative amount of consideration paid by the Company to Aronora. In July 2020, Bayer elected to not exercise its option on the third Bayer Product and that product is now subject to the same economics as the non-Bayer Products.

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

At the inception of the agreement, the Company recorded $9.0 million as long-term royalty receivables in its consolidated balance sheet, including the estimated fair value of the Aronora Contingent Consideration of $3.0 million. In September 2019, the Company paid the $3.0 million contingent consideration to Aronora. As the Company receives royalties from Aronora for a product, the Company will recognize the liability for future Royalty Milestones for such product when probable and estimable. The Company continues to assess that no payments are probable to be received under this agreement in the near term.

Under the cost recovery method, the Company does not expect to recognize any income related to milestones and royalties received until the investment has been fully collected. The Company performed its quarterly impairment assessment and no impairment indicators were identified. Accordingly, no impairment was recorded as of December 31, 2020.

Royalty Purchase Agreement with Palobiofarma, S.L.

On September 26, 2019, the Company entered into a royalty purchase agreement (the “Palo Royalty Purchase Agreement”) with Palobiofarma, S.L. (“Palo”), a company organized and existing under the laws of Spain. Pursuant to the Palo Royalty Purchase Agreement, the Company acquired the rights to potential royalty payments in low single-digit percentages of aggregate Net Sales (as defined in the Palo Royalty Purchase Agreement) associated with six drug candidates in various clinical development stages, targeting the adenosine pathway with potential applications in solid tumors, non-Hodgkin’s lymphoma, asthma/chronic obstructive pulmonary disease, ulcerative colitis, idiopathic pulmonary fibrosis, lung cancer, psoriasis and nonalcoholic steatohepatitis and other indications (the “Palo Licensed Products”) that are being developed by Palo. Novartis is a development partner on NIR178, one of the Palo Licensed Products, and NIR178 is being developed pursuant to a license agreement between Palo and Novartis.

Under the terms of the Palo Royalty Purchase Agreement, the Company paid Palo a $10.0 million payment at the close of the transaction which occurred simultaneously upon parties’ entry into the Palo Royalty Purchase Agreement on September 26, 2019. The Company financed $5.0 million of the payment with a term loan under its Loan and Security Agreement with SVB (Note 8).

At the inception of the agreement, the Company recorded $10.0 million as long-term royalty receivables in its consolidated balance sheet. The Company continues to assess that no payments are probable to be received under this agreement in the near term. Under the cost recovery method, the Company does not expect to recognize any income related to royalties received until the investment has been fully collected. The Company performed its quarterly impairment assessment and no impairment indicators were identified. Accordingly, no impairment was recorded as of December 31, 2020.

The following table summarizes the long-term royalty receivable activities including acquisitions of royalty rights and cash receipts for achievement of contractual milestones during the years ended December 31, 2020 and 2019 (in thousands):

Balance at January 1, 2019	$15,000
Acquisition of royalty rights:
Bioasis	375
Aronora	9,000
Palobiofarma	10,000
Balance at December 31, 2019	$34,375
Acquisition of royalty rights:
Bioasis	1,200
Cash receipts for achievement of contractual milestones:
Agenus	(1,000)
Balance at December 31, 2020	$34,575

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

The following tables set forth the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as follows (in thousands):

	Fair Value Measurements at December 31, 2020 Using
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Equity securities	$—	$—	$1,693	$1,693
Liabilities:
Contingent consideration	$—	$—	$75	$75

	Fair Value Measurements at December 31, 2019 Using
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Equity securities	$	$	$681	$681
Liabilities:
Contingent consideration	$—	$—	$75	$75

During the years ended December 31, 2020 and 2019, there were no transfers between Level 1, Level 2, or Level 3 assets reported at fair value on a recurring basis.

Equity Securities

The following table provides a summary of changes in the estimated fair value of the Company’s Level 3 financial assets for the year ended December 31, 2020 (in thousands):

Balance at December 31, 2018	$392
Change in fair value	289
Balance at December 31, 2019	$681
Change in fair value	1,012
Balance at December 31, 2020	$1,693

The equity securities consisted of an investment in Rezolute’s common stock and are classified as long-term assets on the consolidated balance sheet as of December 31, 2020 and 2019. The equity securities are revalued each reporting period with changes in fair value recorded in the other income (expense), net line item of the consolidated statements of operations and comprehensive loss.

As of December 31, 2020, the Company and its valuation specialist valued the equity securities using the closing price for Rezolute’s common stock traded on the Nasdaq Stock Market and adjusted for an illiquidity discount. The inputs used to calculate the illiquidity discount are based on observable and unobservable estimates and judgments and therefore is classified as a Level 3 fair value measurement. As the Company has the right and option to sell up to 100,000 of Rezolute’s common stock back to Rezolute after December 31, 2019 (Note 4), the fair value of the equity securities was determined by dividing the total shares of Rezolute’s common stock held by the Company into two tranches based on the estimated time to a potential liquidity event.

The estimated fair value of the equity securities was calculated based on the following assumptions as of December 31, 2020 and December 31, 2019:

	December 31,
	December 31,	December 31,
	2020	2019
Closing common stock price (1)	$11.99	$6.00

Tranche 1:
Discount for lack of marketability	12%	13%
Estimated time to liquidity of shares	0.25 year	0.25 year

Tranche 2:
Discount for lack of marketability	14%	33%
Estimated time to liquidity of shares	0.67 year	1.5 years
(1)	The prior period December 31, 2019 closing common stock price has been updated from $0.12 per share to $6.00 per share to reflect the Rezolute Reverse Stock Split that occurred in October 2020.

Changes in any of the assumptions related to the unobservable inputs identified above may change the fair value of the equity securities.

Contingent Consideration

The estimated fair value of the contingent consideration liability at the inception of the Bioasis Royalty Purchase Agreement represents the future consideration that is contingent upon the achievement of specified development milestones for a product candidate. The fair value measurement is based on significant Level 3 inputs such as anticipated timelines and probability of achieving development milestones of each licensed product candidate. Changes in the fair value of the liability for contingent consideration will be recorded in the other income (expense), net line item of the consolidated statements of operations and comprehensive loss until settlement. As of December 31, 2020, there were no changes in the estimated fair value of the contingent consideration from its initial value of $0.1 million.

Debt

The estimated fair value of the Company’s outstanding debt is estimated using the net present value of the payments, discounted at an interest rate that is consistent with market interest rates, which is a Level 2 input. The carrying amount and the estimated fair value of the Company’s outstanding long-term debt at December 31, 2020 and 2019, are as follows (in thousands):

	December 31, 2020		December 31, 2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
SVB Loans	$11,759	$11,747	$16,374	16,048
Novartis note	9,093	9,055	15,903	$15,713
Total	$20,852	$20,802	$32,277	$31,761

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

The following table summarizes maturity of the Company’s operating lease liabilities as of December 31, 2020 (in thousands):

Operating
Undiscounted lease payments	Leases
2021	$196
2022	202
2023	34
Thereafter	—
Total undiscounted lease payments	432
Present value adjustment	(24)
Total net lease liabilities	$408

Rent expense recognized for operating leases was $0.2 million and $2.3 million for the years ended December 31, 2020 and 2019, respectively. Under the terms of the lease agreements, the Company is also responsible for certain variable lease payments that are not included in the measurement of the lease liability.

The following table summarizes the cost components of the Company’s operating leases for the year ended December 31, 2020 and 2019 (in thousands):

	Year Ended December 31,
	2020	2019
Lease costs:
Operating lease cost	$177	$2,300
Variable lease cost (1)	7	1,700
Total lease costs	$184	$4,000

(1)Variable lease payments include non-lease components such as common area maintenance fees.

The following information represents supplemental disclosure for the statement of cash flows related to operating leases (in thousands):

	Year Ended December 31,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows under operating leases	$189	$2,629

The present value assumptions used in calculating the present value of the lease payments as of December 31, 2020 and December 31, 2019 were as follows:

	December 31,	December 31,
	2020	2019
Weighted-average remaining lease term
Operating leases	2.17 years	3.17 years
Weighted-average discount rate
Operating leases	5.51%	5.51%

Sublease Agreements

The Company held sublease arrangements on the two previously leased facilities in Berkeley, California. In December 2019, the Company’s rights and obligations under its sublease arrangements transferred to 7th Street LP and 7th Street GP, and the Company was released from all financial obligations under its sublease agreements.

No sublease income was recognized for the year ended December 31, 2020 due to the termination of the sublease agreements in 2019. The Company recognized $3.0 million of sublease income under these sublease agreements in other income (expense) during the year ended December 31, 2019.

8. Long-Term Debt and Other Financings

Silicon Valley Bank Loan Agreement

On May 7, 2018 (the “Effective Date”), the Company executed a loan and security agreement (the “Loan Agreement”) with SVB. Under the Loan Agreement, upon the Company’s request, SVB made advances (each, a “Term Loan Advance”) available to the Company up to $20.0 million (the “Term Loan”). The Company was allowed to borrow advances under the Term Loan from the Effective Date until the earlier of March 31, 2019 or an event of default (the “Draw Period”). In March 2019, the Draw Period was extended from March 31, 2019 to March 31, 2020. In the event of a default related to the Note Agreement with Novartis, SVB’s obligation to make any credit extensions to the Company under the Loan Agreement will immediately terminate. The interest rate will be calculated at a rate equal to the greater of (i) 4.75%, or (ii) 0.25% plus the prime rate as reported from time to time in The Wall Street Journal.

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

As of December 31, 2020, both warrants are outstanding. In addition, both warrants may be exercised on a cashless basis and are exercisable within 10 years from the date of issuance or upon the consummation of certain acquisitions of the Company.

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

The Company recorded $0.6 million and $0.5 million of non-cash interest expense resulting from the amortization of the discount and accretion of the final payment for the years ended December 31, 2020 and 2019, respectively.

As of December 31, 2020, the carrying value of the debt under the Loan Agreement was $11.8 million. Of this amount, $8.1 million is classified as current portion of long-term debt and $3.7 million is classified as long-term debt on the consolidated balance sheet. As of December 31, 2019, the carrying value of the debt under the Loan Agreement was $16.4 million. Of this amount, $5.2 million was classified as current portion of long-term debt and $11.2 million was classified as long-term debt on the consolidated balance sheet.

Novartis Note

In May 2005, the Company executed a secured note agreement (the “Note Agreement”) with Novartis, which was due and payable in full in June 2015. Under the Note Agreement, the Company borrowed semi-annually to fund up to 75% of the Company’s research and development and commercialization costs under its collaboration arrangement with Novartis, not to exceed $50.0 million in aggregate principal amount. Interest on the principal amount of the loan accrues at six-month LIBOR plus 2%, which was equal to 2.26% at December 31, 2020. The interest is payable semi-annually in June and December of each year or, at the Company’s election, the semi-annual interest payments may be added to the outstanding principal amount, in lieu of a cash payment, as long as the aggregate principal amount does not exceed $50.0 million. The Company made this election for all interest payments. Loans under the Note Agreement are secured by the Company’s interest in its collaboration with Novartis, including any payments owed to it thereunder.

On September 30, 2015, concurrent with the execution of a license agreement with Novartis International as discussed in Note 4, XOMA and NIBR, who assumed the rights to the note from Novartis Vaccines Diagnostics, Inc. executed an amendment to the Note Agreement (the “Secured Note Amendment”) under which the parties extended the maturity date of the note from September 30, 2015 to September 30, 2020, and eliminated the mandatory prepayment previously required to be made with certain proceeds of pre-tax profits and royalties. In addition, upon achievement of a specified development and regulatory milestone, the then-outstanding principal amount of the note was to be reduced by $7.3 million rather than the Company receiving such amount as a cash payment.

On September 22, 2017, in connection with the Gevokizumab License Agreement with Novartis, the Company and NIBR executed an amendment to the Secured Note Amendment under which the parties further extended the maturity date of the Secured Note Amendment from September 30, 2020 to September 30, 2022.

On October 21, 2020, the first patient was dosed in Novartis International’s NIS793 Phase 2 clinical trial and we earned a $25.0 million milestone payment pursuant to the Anti-TGFβ Antibody License Agreement, of which $7.3 million was recognized as a reduction to the debt obligation to Novartis.

As of December 31, 2020 and 2019, the outstanding principal balance under the Secured Note Amendment was $9.1 million and $15.9 million, respectively, and was included in long-term debt in the accompanying consolidated balance sheet.

Payments of Long-Term Debt

Aggregate future principal, final payment fees and discounts of the Company’s long-term debt as of December 31, 2020, are as follows (in thousands):

December 31,
2020
2021	$8,533
2022	13,523
Thereafter	—
Total payments	22,056
Less: interest, final payment fees, discount and issuance costs	(1,204)
Total payments, net of interest, final payment fees, discount and issuance costs	20,852
Less: current portion of long-term debt	(8,088)
Long-term debt	$12,764

Interest Expense

Amortization of debt issuance costs and discounts are included in interest expense. Interest expense in the consolidated statements of operations and comprehensive loss for the years ended December 31, 2020 and 2019, relates to the following debt instruments (in thousands):

	Year Ended December 31,
	2020	2019
SVB loan	$1,365	$1,207
Novartis note	477	706
Other	2	6
Total interest expense	$1,844	$1,919

9. Income Taxes

The Company has pre-tax US book income of $11.8 million for the year ended December 31, 2020. The Company has recorded $1.5 million of income tax benefit for the year ended December 31, 2020 and no income tax provision for the year ended December 31, 2019.

The provision (benefit) for income taxes (all current) consists of the following (in thousands):

	Year Ended December 31,
	2020	2019
Federal	$(1,501)	$—
State	—	—
Total	$(1,501)	$—

Reconciliation between the tax provision computed at the federal statutory income tax rate and the Company’s actual effective income tax rate is as follows:

	Year Ended December 31,
	2020	2019
Federal tax at statutory rate	21%	21%
Stock compensation and other permanent differences	(6)%	(31)%
Tax benefit related to CARES Act	(13)%	—%
Valuation allowance	(15)%	10%
Total	(13)%	—%

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was enacted, which includes a five-year net operating loss (“NOL”) carryback provision which enabled the Company to benefit from certain losses at the former federal tax rate of 34%. In 2020, the Company recorded tax benefits of $1.5 million related to the NOL carryback provision.

The Consolidated Appropriations Act was also signed into law on December 27, 2020 to provide further relief measures and renew various expiring tax provisions. The Company does not expect there is material impact to its income tax expenses.

The significant components of net deferred tax assets at December 31, 2020 and 2019 were as follows (in thousands):

	December 31,
	2020	2019
Capitalized research and development expenses	$11,500	$15,735
Net operating loss carryforwards	17,638	18,181
Research and development and other tax credit carryforwards	13,454	12,343
Stock compensation	5,158	4,737
Unearned revenue	3,462	3,635
Other	401	930
Total deferred tax assets	51,613	55,561
Valuation allowance	(51,613)	(55,561)
Net deferred tax assets	$—	$—

The net decrease in the valuation allowance was $3.9 million and $2.0 million, for the years ended December 31, 2020 and 2019, respectively.

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

Based on an analysis under Section 382 of the Internal Revenue Code (which subjects the amount of pre-change NOLs and certain other pre-change tax attributes that can be utilized to annual limitations), the Company experienced an ownership change in February 2017 which substantially limits the future use of its pre-change NOLs and certain other pre-change tax attributes per year. The Company has excluded the related tax attributes that will expire as a result of the annual limitations in the deferred tax assets as of December 31, 2020 and December 31, 2019. To the extent that the Company does not utilize its carry-forwards within the applicable statutory carryforward periods, either because of Section 382 limitations or the lack of sufficient taxable income, the carryforwards will expire unused.

As of December 31, 2020, the Company had federal net operating loss carry-forwards of approximately $78.6 million and state net operating loss carry-forwards of approximately $38.3 million to offset future taxable income. $13.6 million of federal net operating loss carryforwards will begin to expire in 2036 and the remainder may be carried forward indefinitely. The state net operating loss carryforwards will begin to expire in 2033. The Company had federal orphan credit of $2.3 million which if not utilized will expire in 2037. The Company also had $19.8 million of California research and development tax credits which have no expiration date.

Under the 2017 federal income tax law, as modified by the federal tax law changes enacted in March 2020, federal net operating losses incurred in tax years beginning after December 31, 2017 may be carried forward indefinitely, but, for taxable years beginning after December 31, 2020, the deductibility of such federal net operating losses may only be utilized to offset 80% of taxable income annually.

The Company files income tax returns in the U.S. federal jurisdiction and various states. The Company’s federal income tax returns for tax years 2017 and beyond remain subject to examination by the Internal Revenue Service. The Company’s state income tax returns for tax years 2016 and beyond remain subject to examination by state tax authorities. In addition, all of the net operating losses and research and development credit carry-forwards that may be used in future years are still subject to adjustment.

The following table summarizes the Company’s activity related to its unrecognized tax benefits (in thousands):

	Year Ended December 31,
	2020	2019
Balance at January 1	$5,517	$5,517
Increase related to current year tax position	—	—
Increase (decrease) related to prior year tax position	421	—
Balance at December 31	$5,938	$5,517

As of December 31, 2020, the Company had a total of $5.9 million of gross unrecognized tax benefits, none of which would affect the effective tax rate upon realization. The Company currently has a full valuation allowance against its U.S. net deferred tax assets, which would impact the timing of the effective tax rate benefit should any of these uncertain tax positions be favorably settled in the future.

The Company does not expect its unrecognized tax benefits to change significantly over the next twelve months. The Company will recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. Through December 31, 2020, the Company has not accrued interest or penalties related to uncertain tax positions.

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

During the years ended December 31, 2020 and 2019, employees purchased 2,746 and 2,365 shares of common stock, respectively, under the 2015 ESPP.

Deferred Savings Plan

Under section 401(k) of the Internal Revenue Code of 1986, the Board of Directors adopted, effective June 1, 1987, a tax-qualified deferred compensation plan for employees of the Company. Participants may make contributions which defer up to 50%of their eligible compensation per payroll period, up to a maximum for 2020 of $19,500 (or $26,000 for employees over 50 years of age) and for 2019 of $19,000 (or $25,000 for employees over 50 years of age). The Company may, at its sole discretion, make contributions each plan year, in cash or in shares of the Company’s common stock, in amounts which match up to 50% of the salary deferred by the participants. The expense related to these contributions was $0.1 million for the years ended December 31, 2020 and December 31, 2019, respectively, and 100% was paid in common stock for each year. The Company applies shares from plan forfeitures of terminated employees toward the Company’s matching contribution.

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

As of December 31, 2020, the Company had 321,716 shares available for grant under the stock option plan. As of December 31, 2020, options covering 1,827,906 shares of common stock were outstanding under the stock option plan.

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

Stock Option Plans Summary

The following table summarizes the Company’s stock option activity for the year ended December 31, 2020.

	As of December 31, 2020
		Weighted	Weighted	Aggregate
		Average	Average	Intrinsic
		Exercise	Contractual	Value
	Number of	Price	Term	(in
	shares	Per Share	(in years)	thousands)
Outstanding at January 1, 2020	1,839,623	$20.42	6.88	$26,829
Granted	218,311	23.99
Exercised	(211,373)	11.39
Forfeited, expired or cancelled	(18,655)	141.47
Outstanding at December 31, 2020	1,827,906	$20.66	6.31	$51,401
Exercisable at December 31, 2020	1,516,104	$20.70	5.80	$44,020

The aggregate intrinsic value of stock options exercised in 2020 and 2019 was $5.4 million and $0.7 million, respectively.

The weighted-average grant-date fair value per share of the options granted in 2020 and 2019 was $18.41 and $11.72, respectively.

As of December 31, 2020, $3.6 million of total unrecognized compensation expense related to stock options is expected to be recognized over a weighted average period of 1.67 years.

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

Modification of Stock Options

In September 2019, the Company entered into a separation agreement with its former Chief Business Officer which resulted in the extension of the exercise period for all her vested options. As a result of the modification, the Company recorded stock-based compensation expense of $0.5 million during the year to reflect the revised expected term based on the modified exercise period for these stock options in 2019. There were no modifications of stock options during the year ended December 31, 2020.

Stock-based Compensation Expense

The fair value of stock options granted during the years ended December 31, 2020 and 2019, was estimated based on the following weighted average assumptions for:

	Year Ended December 31,
	2020	2019
Dividend yield	0%	0%
Expected volatility	100%	102%
Risk-free interest rate	0.72%	2.42%
Expected term	5.64 years	5.62 years

The following table shows total stock-based compensation expense for stock options, RSUs and ESPP in the consolidated statements of operations and comprehensive loss (in thousands):

	Year Ended December 31,
	2020	2019
Research and development	$—	$204
General and administrative	3,961	4,744
Total stock-based compensation expense	$3,961	$4,948

11. Net Income (Loss) Per Share Attributable to Common Stockholders

Potentially dilutive securities are excluded from the calculation of diluted net income (loss) per share attributable to common stockholders if their inclusion is anti-dilutive.

The following table shows the weighted-average outstanding securities considered anti-dilutive and therefore excluded from the computation of diluted net income (loss) per share attributable to common stockholders (in thousands):

	Year Ended December 31,
	2020	2019
Convertible preferred stock	—	6,256
Common stock options	616	924
Warrants for common stock	6	9
Total	622	7,189

The following is a reconciliation of the numerator (net income or loss) and denominator (number of shares) used in the calculation of basic and diluted net income (loss) per share attributable to common stockholders (in thousands):

	Year Ended December 31,
	2020	2019
Numerator
Net income (loss)	$13,298	$(1,982)
Less: Series A accumulated dividends	(88)	—
Less: Allocation of undistributed earnings to participating securities	(4,417)	—
Net income (loss) available to common stockholders, basic	8,793	(1,982)
Add: Adjustments to undistributed earnings allocated to participating securities	217	—
Net income (loss) available to common stockholders, diluted	$9,010	$(1,982)

Denominator
Weighted average shares used in computing basic net income (loss) per share available to common stockholders	10,674	8,763
Effect of dilutive stock options	824	—
Effect of dilutive warrants	5	—
Weighted average shares used in computing diluted net income (loss) per share available to common stockholders	11,503	8,763
Basic net income (loss) per share of common stock	$0.82	$(0.23)
Diluted net income (loss) per share of common stock	$0.78	$(0.23)

12. Capital Stock

Preferred Stock

Series A Preferred Stock

On December 15, 2020, the Company sold 984,000 shares of its 8.625% Series A cumulative, perpetual preferred stock at the price of $25.00 per share, through a public offering for aggregate gross proceeds of $24.6 million. Total offering costs of $2.0 million were offset against the proceeds from the sale of Series A Preferred Stock, for total net proceeds of $22.6 million.

Mr. Matthew Perry, a member of the Company’s Board of Directors and President of Biotechnology Value Fund, L.P. (“BVF”), purchased 200,000 shares of Series A Preferred Stock in the public offering at the public offering price of $25.00 per share for an aggregate amount of $5.0 million. The spouse of James Neal, the Company’s Chief Executive Officer and a director, purchased 8,000 shares of the Series A Preferred Stock in the public offering at the public offering price of $25.00 per share for an aggregate amount of $0.2 million.

As of December 31, 2020, there were 984,000 shares authorized and issued of Series A Preferred Stock. As of December 31, 2020, the Company held restricted cash of $2.1 million in a segregated account that may only be used to pay dividends on the Series A Preferred Stock. As of December 31, 2020, the current and non-current portion of restricted cash was $1.6 million and $0.5 million, respectively.

The Series A preferred stock have the following characteristics, which are set forth in Certificates of Designation of Preferences, Rights and Limitations filed with the Delaware Secretary of State.

Dividends— Holders of the Series A Preferred Stock shall be entitled to receive, when, as and if authorized by the Board of Directors and declared by the Corporation, cumulative cash dividends at the rate of 8.625% per annum of the $25.00 liquidation preference per share of the Series A Preferred Stock. Such dividends will accumulate and be cumulative from, and including, the date of original issue of the Series A preferred stock. Dividends will be payable in arrears on or about the 15th day of January, April, July and October of each year beginning on or about April 15, 2021. The amount of any dividend payable on the Series A Preferred Stock for any period greater or less than a full Dividend Period shall be prorated and computed on the basis of a 360-day year consisting of twelve 30-day months.

Liquidation Rights— In the event of the Company’s liquidation, dissolution or winding up, holders of Series A Preferred Stock will rank senior to all classes or series of common stock as to dividend rights and rights upon liquidation, dissolution or winding-up and on parity with respect to the distribution of assets with the Company’s Series X Preferred Stock. The Series A Preferred Stock have a par value of $0.05 per share and a liquidation preference of $25.00 per share plus any accrued and unpaid dividends.

Redemption and Special Optional Redemption— The Company, at its option, may redeem the Series A Preferred Stock, in whole or in part, at any time for a cash redemption price, plus any accrued and unpaid dividends, as follows: (i) $26.00 per share between December 15, 2021 and December 15, 2022, (ii) $25.75 per share between December 15, 2022 and December 15, 2023, (iii) $25.50 per share between December 15, 2023 and December 15, 2024 (iv) $25.25 per share between December 15, 2024 and December 15, 2025 and $25.00 per share on or after December 15, 2025. The Company also has a special optional redemption option whereby, upon the occurrence of a delisting event or change of control event, the Company may redeem outstanding Series A Preferred Stock at an amount of $25.00 per share.

Conversion— The shares of Series A Preferred Stock are not convertible into or exchangeable for any other property or securities of the Company except upon the occurrence of a delisting event or change in control event and the Company has not, on or before the date of such an event, provided the required notice of its election to redeem the Series A Preferred Stock pursuant to its redemption right or special optional redemption right. In this case, the holder of Series A preferred shares can convert some or all of their Series A Preferred Stock into a number of shares of common stock per share equal to the lesser of (A) (i) the sum of the $25.00 liquidation preference per share of Series A Preferred Stock to be converted plus (y) the amount of any accrued and unpaid dividends to, but not including, the event date, as applicable by (ii) the common stock price and (B) 1.46071 (the “Share Cap”). The common stock price to be used in the latter noted calculation for a delisting event will be the average of the closing price per share of the Company’s common stock on the 10 consecutive trading days immediately preceding, but not including, the effective date of the delisting event. The common stock price used in the event of a change in control event will, alternatively, be based on market price according to the definition in the Certificate of Designation.

Voting Rights— Holders of the Series A Preferred Stock generally will have no voting rights, but will have limited voting rights if the issuer fails to pay dividends for six or more quarters (whether or not declared or consecutive) and in certain other events.

Classification—The Company evaluated the convertible preferred stock for liability or equity classification under the applicable accounting guidance and determined that treatment as equity was appropriate.

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

The 2019 Rights Offering was fully backstopped by BVF. In total, BVF purchased 845,463 shares of common stock and the Company will pay approximately $18,000 for BVF’s reasonable legal fees and expenses in connection with the 2019 Rights Offering. One of the Company’s Directors, Matthew Perry, is the President of BVF. Each share of common stock has a stated value of $22.00 per share.

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

Series X and Series Y Convertible Preferred Stock

The Company sold directly to BVF 5,003 shares of Series X convertible preferred stock in 2017 and 1,252.772 shares of Series Y preferred stock in 2018. There were 5,003 shares of Series X convertible preferred stock and no shares of Series Y convertible preferred stock outstanding as of December 31, 2020, after BVF converted all Series Y preferred stock into common stock on April 15, 2020. The Series X and Series Y convertible preferred stock have the following characteristics, which are set forth in Certificates of Designation of Preferences, Rights and Limitations filed with the Delaware Secretary of State.

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

BVF Ownership

In February 2020, BVF elected to increase the beneficial ownership limitation of the Series Y preferred stock to 50%, which became effective on April 11, 2020. On April 15, 2020, BVF converted all of its shares of Series Y preferred stock into common stock. As of December 31, 2020, BVF owned approximately 37.2% of the Company’s total outstanding shares of common stock, and if all the Series X convertible preferred shares were converted, BVF would own 56.6% of the Company’s total outstanding shares of common stock. The Company’s Series A Preferred Stock becomes convertible upon the occurrence of specific events and as of December 31, 2020 the contingency was not met. Due to its significant equity ownership, BVF is considered a related party of the Company.

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

Common Stock Warrants

As of December 31, 2020 and 2019, the following common stock warrants were outstanding:

			Exercise Price	December 31,	December 31,
Issuance Date	Expiration Date	Balance Sheet Classification	per Share	2020	2019
February 2015	February 2020	Stockholders’ equity	$66.20	—	9,063
February 2016	February 2021	Stockholders’ equity	$15.40	8,249	8,249
May 2018	May 2028	Stockholders’ equity	$23.69	6,332	6,332
March 2019	March 2029	Stockholders’ equity	$14.71	4,845	4,845
				19,426	28,489

In February 2015, the Company issued Hercules Technology Growth Capital, Inc. (“Hercules”) a five-year warrant that entitles Hercules to purchase up to an aggregate of 9,063 unregistered shares of the Company’s common stock at an exercise price equal to $66.20 per share. The warrant was issued in connection with a term loan that was repaid in full in 2017. The warrant is classified in stockholders’ equity on the consolidated balance sheets. As of December 31, 2020, this warrant expired and no shares have been issued upon exercise of the warrant.

In February 2016, in conjunction with services provided by a third-party consultant, the Company issued a warrant to purchase up to an aggregate of 8,249 unregistered shares of the Company’s common stock at an exercise price equal to $15.40 per share. The warrant is exercisable immediately and has a five-year term expiring in February 2021. The estimated fair value of the warrant of $0.1 million was calculated using the Black-Scholes Model and was classified in stockholders’ equity on the consolidated balance sheet. As of December 31, 2020, no shares have been issued upon exercise of the warrant.

In May 2018, the Company issued SVB a warrant in connection with the SVB Loan Agreement (Note 8) which is exercisable in whole or in part for up to an aggregate of 6,332 shares of common stock with an exercise price of $23.69 per share. The warrant may be exercised on a cashless basis and is exercisable within 10 years from the date of issuance or upon the consummation of certain acquisitions of the Company. The fair value of the warrant issued to SVB was determined using the Black-Scholes Model and was estimated to be $0.1 million. The warrant is classified in stockholders’ equity on the consolidated balance sheets.

In March 2019, the Loan Agreement was amended to extend the Draw Period from March 31, 2019 to March 31, 2020. In connection with the amendment, the Company issued a second warrant to SVB which is exercisable in whole or in part for up to an aggregate of 4,845 shares of common stock with an exercise price of $14.71 per share. The second warrant may be exercised on a cashless basis and is exercisable within 10 years from the date of issuance or upon the consummation of certain acquisitions of the Company. The fair value of the second warrant issued to SVB was determined using the Black-Scholes Model and was estimated to be $0.1 million. As of December 31, 2020, both warrants are outstanding and no shares have been issued upon exercise of the warrants.

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

Contingent Consideration

Pursuant to the Company’s royalty purchase agreements with Bioasis and Aronora, the Company committed to pay the Bioasis Contingent Consideration, the Aronora Contingent Consideration and the Aronora Royalty Milestones. Upon acquisition, the Company recorded $0.1 million and $3.0 million for the Bioasis Contingent Consideration and the Aronora Contingent Consideration, respectively, which represent the estimated fair value of these potential future payments at the inception of the agreements. These contingent consideration payments are remeasured at fair value at each reporting period, with changes in fair value recorded in other income (expense), net. In September 2019, the Company paid the Aronora Contingent Consideration of $3.0 million. The liability for future Aronora Royalty Milestones will be recorded when the amounts by product are estimable and probable. As of December 31, 2020, none of these Aronora Royalty Milestones were assessed to be probable and as such, none was recorded on the consolidated balance sheet. During the years ended December 31, 2020 and 2019, there was no change to the estimated fair value of the Bioasis Contingent Consideration.

14. Concentration of Risk, Segment and Geographic Information

Concentration of Risk

Cash and receivables are financial instruments which potentially subject the Company to concentrations of credit risk, as well as liquidity risk.

The Company has not experienced any significant credit losses and does not generally require collateral on receivables. For the year ended December 31, 2020, one partner represented 85% of total revenues. For the year ended December 31, 2019, two partners represented 76% and 14% of total revenues. As of December 31, 2020 and 2019, one partner represented 100% of the trade receivables balance.

Segment Information

The Company has determined that it operates in one business segment as it only reports operating results on an aggregate basis to the chief operating decision maker of the Company.

Geographic Information

Revenue attributed to the following geographic regions was as follows (in thousands) based on the location of the licensees:

	Year Ended December 31,
	2020	2019
Europe	$25,010	$100
Asia Pacific	3,100	600
United States	1,275	17,670
Total	$29,385	$18,370

The Company’s property and equipment is held in the United States.

15. Quarterly Financial Information (unaudited)

The following is a summary of the quarterly results of operations for the years ended December 31, 2020 and 2019:

	Consolidated Statements of Operations Data
	Quarter Ended
	March 31	June 30	September 30	December 31

	(In thousands, except per share amounts)
2020
Total revenues(1)	$804	$444	$557	$27,580
Operating costs and expenses	(6,420)	(3,595)	(3,246)	(3,708)
(Loss) income from operations	(5,616)	(3,151)	(2,689)	23,872
Other income (expense), net	(668)	(382)	1,612	(1,181)
Net (loss) income before income tax	(6,284)	(3,533)	(1,077)	22,691
Income tax benefit (expense)	1,526	—	—	(25)
Net (loss) income	$(4,758)	$(3,533)	$(1,077)	$22,666
Basic net (loss) income per share attributable to common stockholders	$(0.49)	$(0.33)	$(0.10)	$1.40
Diluted net (loss) income per share attributable to common stockholders (2)	$(0.49)	$(0.33)	$(0.10)	$1.32

2019
Total revenues(3)	$8,131	$962	$8,855	$422
Operating costs and expenses	(6,195)	(5,673)	(5,964)	(4,423)
Income (loss) from operations	1,936	(4,711)	2,891	(4,001)
Other income (expense), net	1,297	639	287	(320)
Net income (loss) before income tax	3,233	(4,072)	3,178	(4,321)
Income tax benefit	—	—	—	—
Net income (loss)	$3,233	$(4,072)	$3,178	$(4,321)
Basic net income (loss) per share attributable to common stockholders	$0.22	$(0.47)	$0.21	$(0.49)
Diluted net income (loss) per share attributable to common stockholders (2)	$0.21	$(0.47)	$0.20	$(0.49)

(1)	Total revenues mainly include $25.0 million of milestone revenue recognized in the fourth quarter in 2020 under the license agreement with Novartis International.

(2)	For the quarters ended December 31, 2020, March 31, 2019 and September 30, 2019, the Company’s diluted net income per share of common stock was computed by giving effect to all potentially dilutive common stock equivalents outstanding during each of these periods.
(3)	Total revenues mainly include $14.0 million of revenue recognized in the first and the third quarter in 2019 under the license agreement and common stock purchase agreement with Rezolute, and $2.5 million in milestone revenue earned in the third quarter of 2019 under our license agreement with Janssen.

16. Subsequent Events

On March 10, 2021, the Company amended the 2018 ATM Agreement with HCW to increase the aggregate amount of shares of our common stock that we could sell through HCW as our sales agent to $50.0 million.