Form 10-Q
period 2021-03-31
XOMA Corp
filed 2021-05-06
CIK 791908

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________to__________

Commission File No. 001-39801

XOMA Corporation

(Exact name of registrant as specified in its charter)

Delaware	52-2154066
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2200 Powell Street, Suite 310
Emeryville, California	94608
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (510) 204-7200

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading symbol(s):	Name of each exchange on which registered:
Common Stock, $0.0075 par value	XOMA	The Nasdaq Global Market
8.625% Series A Cumulative Perpetual Preferred Stock, par value $0.05	XOMAP	The Nasdaq Global Market
Depositary Shares (each representing 1/1000th interest in a share of 8.375% Series B Cumulative Perpetual Preferred Stock, par value $0.05)	XOMAO	The Nasdaq Global Market

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

As of May 3, 2021, the registrant had 11,269,593 shares of common stock, $0.0075 par value per share, outstanding.

XOMA CORPORATION

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

XOMA CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	March 31,	December 31,
	2021	2020
	(unaudited)	(Note 1)
ASSETS
Current assets:
Cash	$67,808	$84,222
Restricted cash	2,142	1,611
Trade and other receivables, net	80	263
Income tax receivable	—	1,526
Prepaid expenses and other current assets	218	443
Total current assets	70,248	88,065
Long-term restricted cash	—	531
Property and equipment, net	19	21
Operating lease right-of-use assets	320	359
Long-term royalty receivables	48,075	34,575
Equity securities	1,021	1,693
Other assets	210	41
Total assets	$119,893	$125,285

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$671	$456
Accrued and other liabilities	1,376	642
Contingent consideration under royalty purchase agreements	75	75
Operating lease liabilities	183	179
Unearned revenue recognized under units-of-revenue method	1,482	1,452
Contingent liabilities	1,410	1,410
Current portion of long-term debt	7,201	8,088
Preferred stock dividend accrual	707	—
Total current liabilities	13,105	12,302
Unearned revenue recognized under units-of-revenue method – long-term	13,130	13,516
Long-term debt	11,654	12,764
Long-term operating lease liabilities	182	229
Other liabilities – long-term	102	50
Total liabilities	38,173	38,861

Commitments and Contingencies (Note 10)

Stockholders’ equity:
Preferred Stock, $0.05 par value, 1,000,000 shares authorized:
8.625% Series A cumulative, perpetual preferred stock, 984,000 shares issued and outstanding at March 31, 2021 and December 31, 2020	49	49
Convertible preferred stock, 5,003 shares issued and outstanding at March 31, 2021 and December 31, 2020	—	—
Common stock, $0.0075 par value, 277,333,332 shares authorized, 11,259,926 and 11,228,792 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	84	84
Additional paid-in capital	1,270,046	1,267,377
Accumulated deficit	(1,188,459)	(1,181,086)
Total stockholders’ equity	81,720	86,424
Total liabilities and stockholders’ equity	$119,893	$125,285

The accompanying notes are an integral part of these condensed consolidated financial statements.

(Note 1) The consolidated balance sheet as of December 31, 2020, has been derived from the audited consolidated financial statements as of that date included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

XOMA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

(in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2021	2020
Revenues:
Revenue from contracts with customers	$19	$500
Revenue recognized under units-of-revenue method	356	304
Total revenues	375	804

Operating expenses:
Research and development	61	62
General and administrative	6,741	6,358
Total operating expenses	6,802	6,420

Loss from operations	(6,427)	(5,616)

Other income (expense), net:
Interest expense	(289)	(542)
Other expense, net	(657)	(126)
Loss before income tax	(7,373)	(6,284)
Income tax benefit	—	1,526
Net loss and comprehensive loss	$(7,373)	$(4,758)
Less: Series A accumulated dividends	(530)	—
Net loss available to common stockholders, basic and diluted	$(7,903)	$(4,758)
Basic and diluted net loss per share available to common stockholders	$(0.70)	$(0.49)
Weighted average shares used in computing basic and diluted net loss per share available to common stockholders	11,240	9,761

The accompanying notes are an integral part of these condensed consolidated financial statements.

XOMA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands)

	Series A		Convertible				Additional		Total
	Preferred Stock		Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2020	984	$49	5	$—	11,229	$84	$1,267,377	$(1,181,086)	$86,424
Exercise of stock options	—	—	—	—	24	—	388	—	388
Exercise of common stock warrants	—	—	—	—	5		—	—	—
Issuance of common stock related to 401(k) contribution	—	—	—	—	2	—	90	—	90
Stock-based compensation expense	—	—	—	—	—	—	2,898	—	2,898
Preferred stock dividends	—	—	—	—	—	—	(707)	—	(707)
Net loss and comprehensive loss	—	—	—	—	—	—	—	(7,373)	(7,373)
Balance, March 31, 2021	984	$49	5	$—	11,260	$84	$1,270,046	$(1,188,459)	$81,720

	Series A		Convertible				Additional		Total
	Preferred Stock		Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2019	—	$—	6	$—	9,759	$73	$1,238,299	$(1,194,384)	$43,988
Issuance of common stock related to 401(k) contribution	—	—	—	—	3	—	88	—	88
Stock-based compensation expense	—	—	—	—	—	—	1,788	—	1,788
Disgorgement of stockholder's short-swing profits	—	—	—	—	—	—	13	—	13
Net loss and comprehensive loss	—	—	—	—	—	—	—	(4,758)	(4,758)
Balance, March 31, 2020	—	$—	6	$—	9,762	$73	$1,240,188	$(1,199,142)	$41,119

The accompanying notes are an integral part of these condensed consolidated financial statements.

XOMA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(7,373)	$(4,758)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	2,898	1,788
Common stock contribution to 401(k)	90	88
Depreciation and amortization	2	6
Amortization of debt issuance costs, debt discount and final payment on debt	127	191
Provision for bad debt	—	1,409
Non-cash lease expense	39	37
Change in fair value of equity securities	672	273
Changes in assets and liabilities:
Trade and other receivables, net	183	212
Income tax receivable	1,526	(1,526)
Prepaid expenses and other assets	225	147
Accounts payable and accrued liabilities	1,046	38
Operating lease liabilities	(44)	(39)
Unearned revenue recognized under units-of-revenue method	(356)	(304)
Other liabilities	51	158
Net cash used in operating activities	(914)	(2,280)

Cash flows from investing activities:
Payments related to purchase of royalty rights	(13,500)	—
Net cash used in investing activities	(13,500)	—

Cash flows from financing activities:
Proceeds from exercise of options	508	—
Payment of preferred and common stock issuance costs for current and prior year	(264)	(166)
Principal payments – debt	(2,125)	(938)
Principal payments – finance lease	—	(5)
Proceeds from disgorgement of stockholder's short-swing profits	—	13
Taxes paid related to net share settlement of equity awards	(119)	—
Net cash used in financing activities	(2,000)	(1,096)

Net decrease in cash and restricted cash	(16,414)	(3,376)
Cash and restricted cash at the beginning of the period	86,364	56,688
Cash and restricted cash at the end of the period	$69,950	$53,312

Supplemental Cash Flow Information:
Cash paid for interest	$120	$199
Non-cash investing and financing activities:
Preferred stock dividend accrual	$707	$—
Accrued financing costs related to issuance of common stock	$87	$—
Accrued financing costs related to issuance of preferred stock	$81	$—

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

Liquidity and Financial Condition

The Company has incurred significant operating losses and negative cash flows from operations since its inception. As of March 31, 2021, the Company had unrestricted and restricted cash of $70.0 million. The restricted cash balance may only be used to pay dividends on the 8.625% Series A cumulative, perpetual preferred stock (“Series A Preferred Stock”) issued in December 2020. On April 9, 2021, the Company closed a public offering of 1,600,000 depositary shares, each representing a 1/1000th fractional interest in a share of the Company’s 8.375% Series B cumulative, perpetual preferred stock (“Series B Preferred Stock”) for total gross proceeds of $40.0 million (Note 14). Based on the Company’s current cash balance and its ability to control discretionary spending, such as royalty acquisitions, the Company has evaluated and concluded its financial condition is sufficient to fund its planned operations and commitments and contractual obligations for a period of at least one year following the date that these condensed consolidated financial statements are issued.

2. Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions among consolidated entities were eliminated upon consolidation. The unaudited condensed consolidated financial statements were prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. As permitted under those rules certain footnotes or other financial information can be condensed or omitted. These financial statements and related disclosures have been prepared with the assumption that users of the interim financial information have read or have access to the audited consolidated financial statements for the preceding fiscal year. Accordingly, these statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the U.S. Securities and Exchange Commission (“SEC”) on March 10, 2021.

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

Actual results may differ significantly from these estimates, such as the Company’s billing under government contracts and amortization of the payments received from HealthCare Royalty Partners II, L.P. (“HCRP”). Under the Company’s contracts with the National Institute of Allergy and Infectious Diseases (“NIAID”), a part of the National Institutes of Health (“NIH”), the Company billed using NIH’s provisional rates and thus is subject to future audits at the discretion of NIAID’s contracting office. In October of 2019, NIH notified the Company that it engaged KPMG to perform an audit of the Company’s incurred cost submissions for 2013, 2014 and 2015. The audit procedures were completed and the Company adjusted its estimated liability owed to NIH to $1.4 million as of December 31, 2020 (Note 4). The estimated liability owed to NIH had not changed as of March 31, 2021. The audit remains subject to further review by NIH as part of the contract close-out process, which includes finalization of rates for years 2010 through 2015, and the Company may incur further liability as a result. In addition, under the contracts with HCRP, the amortization for the reporting period is calculated based on the payments expected to be made by the licensees to HCRP over the term of the arrangement. Any changes to the estimated payments by the licensees to HCRP can result in a material adjustment to revenue previously reported.

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

Cash and Restricted Cash

Cash consists of bank deposits held in business checking and interest-bearing deposit accounts. As of March 31, 2021, the Company did not have any cash equivalent balances, defined as highly liquid financial instruments purchased with original maturities of three months or less.

Restricted cash consists of bank deposits held to pay dividends on the Company’s Series A Preferred Stock.

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

The following table provides a reconciliation of cash and restricted cash reported within the consolidated balance sheets that sum to the total of the same amounts shown in the consolidated statements of cash flows (in thousands):

	Three Months Ended March 31,
	2021	2020

Cash	$67,808	$53,312
Restricted cash	2,142	—
Total cash and restricted cash	$69,950	$53,312

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

To determine revenue recognition for arrangements that the Company determines are within the scope of ASC 606, the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the Company satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, the Company assesses the goods or services promised within each contract and determines those that are performance obligations, and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation based on relative fair values, when (or as) the performance obligation is satisfied.

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

The Company reviews public information on clinical trials, press releases and updates from its partners regularly to identify any impairment indicators or changes in expected recoverability of the long-term royalty receivable asset. If an impairment indicator is identified, and the Company determines expected future cash flows discounted to the current period are less than the carrying value of the asset, the Company will record impairment. The impairment will be recognized by reducing the financial asset to an amount that represents the present value of the most recent estimate of future cash flows. No impairment indicators were identified, and no impairment was recorded as of March 31, 2021 and December 31, 2020.

Leases

The Company leases its headquarters office space in Emeryville, California.

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

Net Loss per Share Attributable to Common Stockholders

The Company calculates basic and diluted loss per share attributable to common stockholders using the two-class method. The Company’s convertible Series X and Series Y preferred stocks participate in any dividends declared by the Company on its common stock and are therefore considered to be participating securities. The Company’s Series A Preferred Stock does not participate in any dividends or distribution by the Company on its common stock and is therefore not considered to be a participating security.

Under the two-class method, net income, as adjusted for any accumulated dividends on Series A Preferred Stock for the period and any deemed dividends related to beneficial conversion features on convertible preferred stock, if applicable, is allocated to each class of common stock and participating security as if all of the net income for the period had been distributed. Undistributed earnings allocated to participating securities are subtracted from net income in determining net income attributable to common stockholders. During periods of loss, the Company allocates no loss to participating securities because they have no contractual obligation to share in the losses of the Company. Basic net loss per share attributable to common stockholders is then calculated by dividing the net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. All participating securities are excluded from the basic weighted average common shares outstanding.

Diluted net loss per share attributable to common stockholders is based on the weighted average number of shares outstanding during the period, adjusted to include the assumed exercise of certain stock options and warrants for common stock. The calculation of diluted net loss per share attributable to common stockholders requires that, to the extent the average market price of the underlying shares for the reporting period exceeds the exercise price of any outstanding options or warrants, the presumed exercise of such securities are dilutive to net loss per share attributable to common stockholders for the period. Adjustments to the denominator are required to reflect the related dilutive shares. The Company’s Series A Preferred Stock becomes convertible upon the occurrence of specific events other than a change in the Company’s share price and therefore, is not included in the diluted shares until the contingency is resolved.

Concentration of Risk

Cash and receivables are financial instruments which potentially subject the Company to concentrations of credit risk, as well as liquidity risk.

The Company monitors the creditworthiness of its customers to which it grants credit terms in the normal course of business but does not generally require collateral on receivables. For the three months ended March 31, 2021, one partner represented 95% of total revenues. For the three months ended March 31, 2020, two partners represented 62% and 38% of total revenues. As of December 31, 2020, one partner represented 100% of the trade receivables, net balance. As of March 31, 2021, the Company had no trade receivables, net balance.

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

Accounting Pronouncements Recently Adopted

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The amendments in ASU 2019-12 are intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. The Company adopted ASU 2019-12 on January 1, 2021. The adoption of ASU 2019-12 did not have a material impact on its condensed consolidated financial statements.

In August 2020, the FASB issued ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivative and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40). This ASU reduces the number of accounting models for convertible debt instruments and convertible preferred stock and amends the guidance for the derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusion. In addition, this ASU improves and amends the related EPS guidance. These amendments are effective for the Company for fiscal years beginning after December 15, 2023, including interim period within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. Adoption is either a modified retrospective method or a fully retrospective method of transition. The Company adopted ASU 2020-06 on January 1, 2021. The adoption of this ASU did not have a material impact on its condensed consolidated financial statements.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. These amendments provide temporary optional guidance to ease the potential burden in accounting for reference rate reform. The ASU provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. It is intended to help stakeholders during the global market-wide reference rate transition period. The guidance is effective for all entities as of March 12, 2020 through December 31, 2022 and can be adopted as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020. The Company adopted ASU 2020-04 as of January 1, 2021. The adoption of this ASU did not have a material impact on the Company’s condensed consolidated financial statements.

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 replaced the incurred loss impairment methodology under current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. ASU 2016-13 requires use of a forward-looking expected credit loss model for accounts receivables, loans, and other financial instruments. Adoption of the standard requires using a modified retrospective approach through a cumulative-effect adjustment to retained earnings as of the effective date to align existing credit loss methodology with the new standard. ASU 2016-13 will be effective for all entities except public companies that are not smaller reporting companies for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, using a modified retrospective approach. Early adoption is permitted. The Company plans to adopt ASU 2016-13 and related updates on January 1, 2023. The Company is currently evaluating the impact of adopting this ASU on its condensed consolidated financial statements.

3. Condensed Consolidated Financial Statements Details

Equity Securities

As of March 31, 2021 and December 31, 2020, equity securities consisted of an investment in Rezolute’s common stock of $1.0 million and $1.7 million, respectively (Note 4). For the three months ended March 31, 2021, the Company recognized losses of $0.7 million due to the change in fair value of its investment in Rezolute’s common stock in the other income (expense), net line item of the condensed consolidated statements of operations and comprehensive loss. The Company recognized a loss of $0.3 million for the three months ended March 31, 2020.

Accrued and Other Liabilities

Accrued and other liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2021	2020
Accrued legal and accounting fees	$949	$351
Accrued incentive compensation	231	71
Accrued payroll and other benefits	111	136
Other	50	40
Interest payable	35	44
Total	$1,376	$642

Net Loss Per Share Attributable to Common Stockholders

The following is a reconciliation of the numerator (net loss) and the denominator (number of shares) used in the calculation of basic and diluted net loss per share attributable to common stockholders (in thousands, except per share amounts):

	Three Months Ended March 31,
	2021	2020
Numerator
Net loss	$(7,373)	$(4,758)
Less: Series A accumulated dividends	(530)	—
Net loss available to common stockholders, basic and diluted	$(7,903)	$(4,758)

Denominator
Weighted average shares used in computing basic and diluted net loss per share available to common stockholders	11,240	9,761
Basic and diluted net loss per share of common stock	$(0.70)	$(0.49)

Potentially dilutive securities are excluded from the calculation of diluted net loss per share available to common stockholders if their inclusion is anti-dilutive.

The following table shows the weighted-average outstanding securities considered anti-dilutive and therefore excluded from the computation of diluted net loss per share attributable to common stockholders (in thousands):

	Three Months Ended March 31,
	2021	2020
Convertible preferred stock	5,003	6,256
Common stock options	277	532
Warrants for common stock	5	15
Total	5,285	6,803

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

The Company is eligible to receive up to a total of $480.0 million in development, regulatory and commercial milestones under the Anti-TGFβ Antibody License Agreement. During the year ended December 31, 2017, Novartis International achieved a clinical development milestone pursuant to the Anti-TGFβ Antibody License Agreement, and as a result, the Company earned a $10.0 million milestone payment which was recognized as license fees in the consolidated statement of operations and comprehensive loss.

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

On October 21, 2020, the first patient was dosed in Novartis International's NIS793 Phase 2 clinical trial and the Company earned a $25.0 million milestone payment. As specified under the terms the Anti-TGFβ Antibody License Agreement, the Company received $17.7 million in cash and the remaining balance of $7.3 million was recognized as a reduction to the Company's debt obligation to Novartis. The Company is eligible to receive up to a total of $445.0 million in the remaining development, regulatory and commercial milestones under the Anti-TGFβ Antibody License Agreement.

As of March 31, 2021 and December 31, 2020, there were no contract assets or contract liabilities related to this agreement. None of the costs to obtain or fulfill the contract were capitalized. No revenue was recognized for the three months ended March 31, 2021 and 2020.

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

As of March 31, 2021 and December 31, 2020, there were no contract assets or contract liabilities related to this arrangement. None of the costs to obtain or fulfill the contract were capitalized. No revenue was recognized for the three months ended March 31, 2021 and 2020.

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

On November 16, 2020, the first patient was dosed in Takeda’s Phase 2 study of mezagitamab, and the Company earned a $2.0 million milestone payment from Takeda.

As of March 31, 2021 and December 31, 2020, there were no contract assets or contract liabilities related to this arrangement. None of the costs to obtain or fulfill the contract were capitalized. No revenue was recognized for the three months ended March 31, 2021 and 2020.

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

As of March 31, 2019, Rezolute completed all financing activities, as defined in the license agreement and common stock purchase agreement, and the Company was eligible to receive $8.5 million in Future Cash Payments through September 2020 (in addition to any clinical, regulatory and annual net sales milestone payments and royalties). The Company concluded that the Future Cash Payments are dependent on Rezolute’s ability to raise additional capital through future financing activities. During 2019, the Company recognized all $8.5 million Future Cash Payments as revenue and received $5.9 million Future Cash Payment from Rezolute.

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

As of March 31, 2021 and December 31, 2020, there were no contract assets or contract liabilities related to this arrangement. None of the costs to obtain or fulfill the contract were capitalized. No revenue was recognized for the three months ended March 31, 2021 and 2020.

The Company reassessed the development and regulatory milestones and concluded that such variable consideration is fully constrained and excluded from the transaction price as of March 31, 2021 and December 31, 2020.

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

The Company concluded that the new agreement should be accounted for separately from any prior arrangements with Janssen and that the license grant is the only performance obligation under the new agreement. The Company recognized the entire one-time payment of $2.5 million as revenue in the consolidated statement of operations and comprehensive loss for the year ended December 31, 2019 as it had completed its performance obligation.

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

As of March 31, 2021 and December 31, 2020, there were no contract assets or contract liabilities related to this arrangement. None of the costs to obtain or fulfill the contract were capitalized. No revenue was recognized for the three months ended March 31, 2021 and 2020.

NIAID

Prior to the sale of the Company’s biodefense business in 2017, the Company performed services under a $64.8 million multiple-year contract funded with federal funds from NIAID (Contract No. HHSN272200800028C), for development of anti-botulinum antibody product candidates. The contract work was being performed on a cost-plus fixed fee basis over a three-year period. The Company recognized revenue under the arrangement as the services were performed on a proportional performance basis. Consistent with the Company’s other contracts with the U.S. government, invoices were provisional until finalized. The Company operated under provisional rates from 2010 through 2014, subject to adjustment based on actual rates upon agreement with the government. In 2014, upon completion of NIAID’s review of hours and external expenses, XOMA agreed to exclude certain hours and external expenses resulting in a $0.4 million receivable and $0.8 million deferred revenue balances. As of December 31, 2017, the Company wrote off the $0.4 million receivable from NIAID as the likelihood of collection was remote. In October of 2019, NIH, which includes NIAID, notified the Company that it engaged KPMG to perform an audit of the Company’s incurred cost submissions for 2013, 2014 and 2015. The KPMG testing procedures were completed in December 2020. As a result, the Company recognized $1.4 million as estimated refund liabilities owed to NIH on the consolidated balance sheet as of December 31, 2020. The additional $0.6 million liability was recognized as a reduction of revenue from contracts with customers in the consolidated statement of operations and comprehensive income (loss) for the year ended December 31, 2020. The audit remains subject to further review by NIH as part of the contract close-out process, which includes finalization of rates for years 2010 through 2015, and the Company may incur a further liability as a result. The Company had $1.4 million as contingent liabilities on the condensed consolidated balance sheets as of March 31, 2021 and December 31, 2020, related to these matters.

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

The Company recognized $0.4 million and $0.3 million as revenue under units-of-revenue method under these arrangements during the three months ended March 31, 2021 and 2020, respectively.

As of March 31, 2021, the Company classified $1.5 million and $13.1 million as current and non-current unearned revenue recognized under units-of-revenue method, respectively. As of December 31, 2020, the current and non-current portion of the remaining unearned revenue recognized under units-of-revenue method was $1.5 million and $13.5 million, respectively.

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

The Company continues to assess that no further payments are probable to be received under this agreement in the near term. Under the cost recovery method, the Company does not expect to recognize any income related to milestones and royalties received until the investment has been fully collected. The Company performed its quarterly impairment assessment and no impairment indicators were identified. Accordingly, no impairment was recorded as of March 31, 2021.

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

At the inception of the agreement, the Company recorded $0.4 million as long-term royalty receivables in its condensed consolidated balance sheet, including the estimated fair value of the Bioasis Contingent Consideration of $0.1 million. Future changes in the estimated fair value of the contingent consideration will be recognized in the other income (expense), net line item of the condensed consolidated statement of operations and comprehensive loss. As of March 31, 2021, there was no change in the fair value of the contingent consideration from its initial value and no amounts were paid during the three months ended March 31, 2021. The Company continues to assess that no payments are probable to be received under this agreement in the near term. Under the cost recovery method, the Company does not expect to recognize any income related to milestones and royalties received until the investment has been fully collected. The Company performed its quarterly impairment assessment and no impairment indicators were identified. Accordingly, no impairment was recorded as of March 31, 2021.

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

At the inception of the Second Bioasis Royalty Purchase Agreement, the Company recorded $1.2 million as long-term royalty receivables in its consolidated balance sheet. The Company continues to assess that no payments are probable to be received under the Second Bioasis Royalty Purchase Agreement in the near term. Under the cost recovery method, the Company does not expect to recognize any income related to milestones and other payments until the investment has been fully collected. The Company performed its quarterly impairment assessment and no impairment indicators were identified. Accordingly, no impairment was recorded as of March 31, 2021.

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

At the inception of the agreement, the Company recorded $9.0 million as long-term royalty receivables in its condensed consolidated balance sheet, including the estimated fair value of the Aronora Contingent Consideration of $3.0 million. In September 2019, the Company paid the $3.0 million contingent consideration to Aronora. As the Company receives royalties from Aronora for a product, the Company will recognize the liability for future Royalty Milestones for such product when probable and estimable. The Company continues to assess that no payments are probable to be received under this agreement in the near term. Under the cost recovery method, the Company does not expect to recognize any income related to milestones and royalties received until the investment has been fully collected. The Company performed its quarterly impairment assessment and no impairment indicators were identified. Accordingly, no impairment was recorded as of March 31, 2021.

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

At the inception of the agreement, the Company recorded $10.0 million as long-term royalty receivables in its condensed consolidated balance sheet. The Company continues to assess that no payments are probable to be received under this agreement in the near term. Under the cost recovery method, the Company does not expect to recognize any income related to royalties received until the investment has been fully collected. The Company performed its quarterly impairment assessment and no impairment indicators were identified. Accordingly, no impairment was recorded as of March 31, 2021.

Royalty Purchase Agreement with Viracta Therapeutics, Inc.

On March 22, 2021, the Company entered into a royalty purchase agreement (the “Viracta Royalty Purchase Agreement”) with Viracta Therapeutics, Inc. (“Viracta”). Under the Viracta Royalty Purchase Agreement, the Company purchased from Viracta the right to receive future royalties, milestones, and other payments related to two clinical stage drug candidates. The first candidate, DAY101 (pan-RAF kinase inhibitor), is being developed by Day One Biopharmaceuticals, and the second candidate, vosaroxin (topoisomerase II inhibitor), is being developed by Denovo Biopharma. Under the terms of the Viracta Royalty Purchase Agreement, the Company paid Viracta $13.5 million upon closing of the transaction. Under the Viracta Royalty Purchase Agreement, the Company has acquired the right to receive (i) royalties on potential sales related to DAY101, if approved, up to $54.0 million in potential milestones, and other payments related to DAY101 excluding up to $20.0 million consideration retained by Viracta; and (ii) royalties on potential sales related to vosaroxin, if approved, and up to $57.0 million in potential regulatory and commercial milestones, subject to certain payment provisions to a third party.

At the inception of the Viracta Royalty Purchase Agreement, the Company recorded $13.5 million as long-term royalty receivables in its condensed consolidated balance sheet. No payments are probable to be received under the Viracta Royalty Purchase Agreement in the near term. Under the cost recovery method, the Company does not expect to recognize any income related to royalties, milestones and other payments until the investment has been fully collected. The Company performed its quarterly impairment assessment and no impairment indicators were identified. Accordingly, no impairment was recorded as of March 31, 2021.

The following table summarizes the long-term royalty receivable activities including acquisitions of royalty rights during the three months ended March 31, 2021 (in thousands):

Balance at December 31, 2020	$34,575
Acquisition of royalty rights:
Viracta	13,500
Balance at March 31, 2021	$48,075

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

The following tables set forth the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as follows (in thousands):

	Fair Value Measurements at March 31, 2021 Using
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Equity securities	$—	$—	$1,021	$1,021
Liabilities:
Contingent consideration	$—	$—	$75	$75

	Fair Value Measurements at December 31, 2020 Using
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Equity securities	$	$	$1,693	$1,693
Liabilities:
Contingent consideration	$—	$—	$75	$75

During the three months ended March 31, 2021 and 2020, there were no transfers between Level 1, Level 2, or Level 3 assets reported at fair value on a recurring basis.

Equity Securities

The following table provides a summary of changes in the estimated fair value of the Company’s Level 3 financial assets for the three months ended March 31, 2021 (in thousands):

Three Months Ended
March 31,
Balance at December 31, 2020	$1,693
Change in fair value	(672)
Balance at March 31, 2021	$1,021

The equity securities consisted of an investment in Rezolute’s common stock and are classified as long-term assets on the condensed consolidated balance sheets as of March 31, 2021 and December 31, 2020. The equity securities are revalued each reporting period with changes in fair value recorded in the other income (expense), net line item of the condensed consolidated statements of operations and comprehensive loss.

As of March 31, 2021, the Company and its valuation specialist valued the equity securities using the closing price for Rezolute’s common stock traded on the Nasdaq Stock Market and adjusted for an illiquidity discount. The inputs used to calculate the illiquidity discount are based on observable and unobservable estimates and judgments and therefore is classified as a Level 3 fair value measurement. As the Company has the right and option to sell up to 100,000 shares of Rezolute’s common stock back to Rezolute after December 31, 2019 (Note 4), the fair value of the equity securities was determined by dividing the total shares of Rezolute’s common stock held by the Company into two tranches based on the estimated time to a potential liquidity event.

The estimated fair value of the equity securities was calculated based on the following assumptions as of March 31, 2021 and December 31, 2020:

	March 31,	December 31,
	2021	2020
Closing common stock price (1)	$7.06	$11.99

Tranche 1:
Discount for lack of marketability	10.5%	12%
Estimated time to liquidity of shares	0.25 year	0.25 year

Tranche 2:
Discount for lack of marketability	11%	14%
Estimated time to liquidity of shares	0.53 year	0.67 years

Changes in any of the assumptions related to the unobservable inputs identified above may change the fair value of the equity securities.

Contingent Consideration

The estimated fair value of the contingent consideration liability at the inception of the Bioasis Royalty Purchase Agreement represents the future consideration that is contingent upon the achievement of specified development milestones for a product candidate. The fair value measurement is based on significant Level 3 inputs such as anticipated timelines and probability of achieving development milestones of each licensed product candidate. Changes in the fair value of the liability for contingent consideration will be recorded in the other income (expense), net line item of the condensed consolidated statements of operations and comprehensive loss until settlement. As of March 31, 2021, there were no changes in the estimated fair value of the contingent consideration from its initial value of $0.1 million.

Debt

The estimated fair value of the Company’s outstanding debt is estimated using the net present value of the payments, discounted at an interest rate that is consistent with market interest rates, which is a Level 2 input (Note 8). The carrying amount and the estimated fair value of the Company’s outstanding long-term debt at March 31, 2021 and December 31, 2020, are as follows (in thousands):

	March 31, 2021		December 31, 2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
SVB Loans	$9,762	$9,752	$11,759	$11,747
Novartis note	9,093	9,092	9,093	9,055
Total	$18,855	$18,844	$20,852	$20,802

7. Lease Agreements

The Company leases one facility in Emeryville, California under an operating lease that expires in February 2023. The lease contains an option to extend the lease for an additional term, however, the Company is not reasonably certain to exercise this option.

The following table summarizes maturity of the Company’s operating lease liabilities as of March 31, 2021 (in thousands):

Operating
Undiscounted lease payments	Leases
2021 (excluding three months ended March 31, 2021)	$148
2022	202
2023	34
Thereafter	—
Total undiscounted lease payments	384
Present value adjustment	(19)
Total net lease liabilities	$365

The following table summarizes the cost components of the Company’s operating leases for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020
Lease costs:
Operating lease cost	$44	$44
Variable lease cost (1)	3	2
Total lease costs	$47	$46
(1)	Under the terms of the lease agreements, the Company is also responsible for certain variable lease payments that are not included in the measurement of the lease liability. Variable lease payments include non-lease components such as common area maintenance fees.

The following information represents supplemental disclosure for the statement of cash flows related to operating leases (in thousands):

	Three Months Ended March 31,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows under operating leases	$49	$46

The present value assumptions used in calculating the present value of the lease payments as of March 31, 2021 and December 31, 2020 were as follows:

	March 31,	December 31,
	2021	2020
Weighted-average remaining lease term
Operating leases	1.92 years	2.17 years
Weighted-average discount rate
Operating leases	5.51%	5.51%

8. Long-Term Debt and Other Financings

Silicon Valley Bank Loan Agreement

On May 7, 2018 (the “Effective Date”), the Company executed a Loan and Security Agreement (the “Loan Agreement”) with SVB. Under the Loan Agreement, upon the Company’s request, SVB made advances (each, a “Term Loan Advance”) available to the Company up to $20.0 million (the “Term Loan”). The Company was allowed to borrow advances under the Term Loan from the Effective Date until the earlier of March 31, 2019 or an event of default (the “Draw Period”). In the event of a default related to the Note Agreement with Novartis, SVB’s obligation to make any credit extensions to the Company under the Loan Agreement would immediately terminate. The interest rate is calculated at a rate equal to the greater of (i) 4.75%, or (ii) 0.25% plus the prime rate as reported from time to time in The Wall Street Journal.

Payments under the Loan Agreement were interest only until the first anniversary of the funding date of each Term Loan Advance. The interest-only period is followed by equal monthly payments of principal and interest over 24 months. Each Term Loan Advance will mature at the earlier of (i) the 23 months following the applicable term loan amortization date for each such Term Loan Advance (ii) March 1, 2023, or (iii) 30 days prior to the earliest maturity of any portion of the Company’s loan with Novartis (the “Loan Maturity Date”). After repayment, no Term Loan Advance (or any portion thereof) may be reborrowed.

The entire principal balance, including a final payment fee equal to 8.5% of the principal, will be due and payable on the Loan Maturity Date. If the Company prepays the Term Loan Advance prior to the Loan Maturity Date, it will pay SVB a prepayment premium, based on a prepayment fee equal to 2.00% of the amount prepaid, if the prepayment occurs after the first anniversary of the Effective Date but prior to the second anniversary of the Effective Date, and 1.00% of the amount prepaid if the prepayment occurs after the second anniversary of the Effective Date. In the event of a default, a default interest rate of an additional 4% may be applied to the outstanding payments due to SVB, and SVB may declare all outstanding obligations immediately due and payable and take such other actions as set forth in the Loan Agreement.

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

On March 4, 2019, the Loan Agreement was amended to extend the Draw Period from March 31, 2019 to March 31, 2020. In connection with the amendment, the Company issued a second warrant to SVB which is exercisable in whole or in part for up to an aggregate of 4,845 shares of common stock with an exercise price of $14.71 per share. The fair value of the second warrant issued to SVB was determined using the Black-Scholes Model and was estimated to be $0.1 million. The Draw Period has not been extended further.

As of March 31, 2021, both warrants are outstanding. In addition, both warrants may be exercised on a cashless basis and are exercisable within 10 years from the date of issuance or upon the consummation of certain acquisitions of the Company.

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

The Company recorded $0.1 million and $0.2 million of non-cash interest expense resulting from the amortization of the discount and accretion of the final payment for the three months ended March 31, 2021 and 2020, respectively.

As of March 31, 2021, the carrying value of the debt under the Loan Agreement was $9.8 million. Of this amount, $7.2 million is classified as current portion of long-term debt and $2.6 million is classified as long-term debt on the condensed consolidated balance sheet. As of December 31, 2020, the carrying value of the debt under the Loan Agreement was $11.8 million. Of this amount, $8.1 million was classified as current portion of long-term debt and $3.7 million was classified as long-term debt on the condensed consolidated balance sheet.

Novartis Note

In May 2005, the Company executed a secured note agreement (the “Note Agreement”) with Novartis, which was due and payable in full in June 2015. Under the Note Agreement, the Company borrowed semi-annually to fund up to 75% of the Company’s research and development and commercialization costs under its collaboration arrangement with Novartis, not to exceed $50.0 million in aggregate principal amount. Interest on the principal amount of the loan accrues at six-month LIBOR plus 2%, which was equal to 2.26% at March 31, 2021, and the interest rate resets in June and December annually. Accrued interest is payable semi-annually in June and December of each year or, at the Company’s election, the semi-annual interest payments may be added to the outstanding principal amount, in lieu of a cash payment, as long as the aggregate principal amount does not exceed $50.0 million. The Company has made this election for all interest payments. Loans under the Note Agreement are secured by the Company’s interest in its collaboration with Novartis, including any payments owed to it thereunder.

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

On October 21, 2020, the first patient was dosed in Novartis International’s NIS793 Phase 2 clinical trial and the Company earned a $25.0 million milestone pursuant to the Anti-TGFβ Antibody License Agreement, of which $17.7 million was received in cash and $7.3 million was recognized as a reduction to the debt obligation to Novartis.

As of March 31, 2021 and December 31, 2020, the outstanding principal balance under the Secured Note Amendment was $9.1 million and was included in long-term debt in the accompanying condensed consolidated balance sheet.

Payments of Long-Term Debt

Aggregate future principal, final payment fees and discounts of the Company’s long-term debt as of March 31, 2021, are as follows (in thousands):

March 31,
2021
2021 (excluding three months ended March 31, 2021)	$6,290
2022	13,523
Thereafter	—
Total payments	19,813
Less: interest, final payment fees, discount and issuance costs	(958)
Total payments, net of interest, final payment fees, discount and issuance costs	18,855
Less: current portion of long-term debt	(7,201)
Long-term debt	$11,654

Interest Expense

Amortization of debt issuance costs and discounts are included in interest expense. Interest expense in the condensed consolidated statements of operations and comprehensive loss relates to the following debt instruments (in thousands):

	Three Months Ended March 31,
	2021	2020
SVB loan	$238	$383
Novartis note	51	158
Other	—	1
Total interest expense	$289	$542

9. Common Stock Warrants

As of March 31, 2021 and December 31, 2020, the following common stock warrants were outstanding:

			Exercise Price	March 31,	December 31,
Issuance Date	Expiration Date	Balance Sheet Classification	per Share	2021	2020
February 2016	February 2021	Stockholders’ equity	$15.40	—	8,249
May 2018	May 2028	Stockholders’ equity	$23.69	6,332	6,332
March 2019	March 2029	Stockholders’ equity	$14.71	4,845	4,845
				11,177	19,426

During the first quarter of 2021, the Company issued 4,917 shares of common stock through a cashless exercise of the February 2016 common stock warrants held by Torreya Partners LLC.

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

Contingent Consideration

Pursuant to the Company’s royalty purchase agreement with Bioasis the Company has committed to pay the Bioasis Contingent Consideration and the Aronora Royalty Milestones. The Company recorded $0.1 million for the Bioasis Contingent Consideration which represents the estimated fair value of these potential future payments at the inception of the agreements. The contingent consideration is remeasured at fair value at each reporting period, with changes in fair value recorded in other income (expense), net. As of March 31, 2021, there were no changes in the estimated fair value of the Bioasis Contingent Consideration from its initial value. The liability for future Aronora Royalty Milestones will be recorded when the amounts by product are estimable and probable. As of March 31, 2021, none of these Aronora Royalty Milestones were assessed to be probable and as such, no liability was recorded on the condensed consolidated balance sheet.

11. Stock-based Compensation

The Company may grant qualified and non-qualified stock options, common stock and other stock-based awards under various plans to directors, officers, employees and other individuals. Stock options are granted at exercise prices of not less than the fair market value of the Company’s common stock on the date of grant. Additionally, the Company has an Employee Stock Purchase Plan (“ESPP”) that allows employees to purchase Company shares at a purchase price equal to 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the last day of the offering period.

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

The fair value of the stock options granted during the three months ended March 31, 2021 and 2020, was estimated based on the following weighted average assumptions:

	Three Months Ended March 31,
	2021	2020
Dividend yield	0%	0%
Expected volatility	98%	100%
Risk-free interest rate	0.71%	0.90%
Expected term	5.61 years	5.57 years

Stock option activity for the three months ended March 31, 2021, was as follows:

		Weighted	Weighted	Aggregate
		Average	Average	Intrinsic
		Exercise	Contractual	Value
	Number of	Price	Term	(in
	shares	Per Share	(in years)	thousands)
Outstanding at January 1, 2021	1,827,906	$20.66	6.31	$51,401
Granted	142,823	39.02
Exercised	(24,193)	16.08
Forfeited, expired or cancelled	(53,449)	70.43
Outstanding at March 31, 2021	1,893,087	$20.70	6.23	$45,176
Exercisable at March 31, 2021	1,527,042	$19.13	5.56	$40,186

The aggregate intrinsic value of stock options exercised during the three months ended March 31, 2021 was $0.6 million. No options were exercised during the three months ended March 31, 2020.

The weighted-average grant-date fair value per share of the options granted during the three months ended March 31, 2021 and 2020 was $29.57 and $16.30, respectively.

As of March 31, 2021, $4.3 million of total unrecognized compensation expense related to stock options is expected to be recognized over a weighted average period of 1.98 years.

Stock-based Compensation Expense

The following table shows total stock-based compensation expense for stock options and ESPP in the condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended March 31,
	2021	2020
Research and development	$—	$—
General and administrative	2,898	1,788
Total stock-based compensation expense	$2,898	$1,788

12. Capital Stock

Series X and Series Y Convertible Preferred Stock

The Company sold directly to Biotechnology Value Fund, L.P. (“BVF”) 5,003 shares of Series X convertible preferred stock in 2017 and 1,252.772 shares of Series Y preferred stock in 2018. There were 5,003 shares of Series X convertible preferred stock and no shares of Series Y convertible preferred stock outstanding as of March 31, 2021, after BVF converted all Series Y preferred stock into common stock on April 15, 2020. The Series X and Series Y convertible preferred stock have the following characteristics, which are set forth in Certificates of Designation of Preferences, Rights and Limitations filed with the Delaware Secretary of State.

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

Mr. Matthew Perry, a member of the Company’s Board of Directors and President of BVF, purchased 200,000 shares of Series A Preferred Stock in the public offering at the public offering price of $25.00 per share for an aggregate amount of $5.0 million. The spouse of James Neal, the Company’s Chief Executive Officer and a director, purchased 8,000 shares of the Series A Preferred Stock in the public offering at the public offering price of $25.00 per share for an aggregate amount of $0.2 million.

On March 17, 2021, the Company’s Board of Directors declared a cash dividend of $0.71875 per share payable to holders of Series A Preferred Stock, which the Company paid on April 15, 2021. As of March 31, 2021, the Company held restricted cash of $2.1 million in a segregated account that may only be used to pay dividends on the Series A Preferred Stock.

The Series A Preferred Stock has the following characteristics, which are set forth in the Certificate of Designation of Preferences, Rights and Limitations filed with the Delaware Secretary of State.

Dividends— Holders of the Series A Preferred Stock shall be entitled to receive, when, and if authorized by the Board of Directors and declared by the Corporation, cumulative cash dividends at the rate of 8.625% per annum of the $25.00 liquidation preference per share of the Series A Preferred Stock. Such dividends will accumulate and be cumulative from, and including, the date of original issue of the Series A Preferred Stock. Dividends will be payable in arrears on or about the 15th day of January, April, July and October of each year beginning on or about April 15, 2021. The amount of any dividend payable on the Series A Preferred Stock for any period greater or less than a full Dividend Period shall be prorated and computed on the basis of a 360-day year consisting of twelve 30-day months.

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

Conversion— The shares of Series A Preferred Stock are not convertible into or exchangeable for any other property or securities of the Company except upon the occurrence of a delisting event or change in control event and the Company has not, on or before the date of such an event, provided the required notice of its election to redeem the Series A Preferred Stock pursuant to its redemption right or special optional redemption right. In this case, the holder of shares of Series A Preferred Stock can convert some or all of their Series A Preferred Stock into a number of shares of common stock per share equal to the lesser of (A) (i) the sum of the $25.00 liquidation preference per share of Series A Preferred Stock to be converted plus (y) the amount of any accrued and unpaid dividends to, but not including, the event date, as applicable by (ii) the common stock price and (B) 1.46071 (the “Share Cap”). The common stock price to be used in the latter noted calculation for a delisting event will be the average of the closing price per share of the Company’s common stock on the 10 consecutive trading days immediately preceding, but not including, the effective date of the delisting event. The common stock price used in the event of a change in control event will, alternatively, be based on market price according to the definition in the Certificate of Designation.

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

BVF Ownership

In February 2020, BVF elected to increase the beneficial ownership limitation of the Series Y preferred stock to 50%, which became effective on April 11, 2020. On April 15, 2020, BVF converted all of its shares of Series Y preferred stock into common stock. As of March 31, 2021, BVF owned approximately 31.4% of the Company’s total outstanding shares of common stock, and if all the Series X convertible preferred shares were converted, BVF would own 52.5% of the Company’s total outstanding shares of common stock. The Company’s Series A Preferred Stock becomes convertible upon the occurrence of specific events and as of March 31, 2021 the contingency was not met. Due to its significant equity ownership, BVF is considered a related party of the Company.

2018 ATM Agreement

On December 18, 2018, the Company entered into an At The Market Issuance Sales Agreement (the “2018 ATM Agreement”) with H.C. Wainwright & Co., LLC (“HCW”), under which the Company may offer and sell from time to time at its sole discretion shares of its common stock through HCW as its sales agent, in an aggregate amount not to exceed $30.0 million. HCW may sell the shares by any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 of the Securities Act, and will use its commercially reasonable efforts consistent with its normal trading and sales practices to sell the shares up to the amount specified. The Company will pay HCW a commission of up to 3% of the gross proceeds of any shares of common stock sold under the 2018 ATM Agreement. On March 10, 2021, the Company amended the 2018 ATM Agreement with HCW to increase the aggregate amount of shares of its common stock that it could sell through HCW as its sales agent to $50.0 million. No shares have been sold under the 2018 ATM Agreement since the agreement was executed.

13. Income Taxes

The Company recorded an income tax benefit of $1.5 million for the three months ended March 31, 2020 and no income tax provision for the three months ended March 31, 2021. The Company continues to maintain a full valuation allowance against its remaining net deferred tax assets. During the three months ended March 31, 2021 the Company received $1.5 million in cash for its income tax receivable.

The Company has a total of $5.9 million of gross unrecognized tax benefits, none of which would affect the effective tax rate upon realization. The Company currently has a full valuation allowance against its U.S. net deferred tax assets, which would impact the timing of the effective tax rate benefit should any of these uncertain tax positions be favorably settled in the future.

The Company does not expect its unrecognized tax benefits to change significantly over the next twelve months. The Company will recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. Through March 31, 2021, the Company has not accrued interest or penalties related to uncertain tax positions.

14. Subsequent Events

Public Offering of Depositary Shares

On April 9, 2021, the Company closed a public offering of 1,600,000 depositary shares, each representing a 1/1000th fractional interest in a share of the Company’s Series B Preferred Stock at the price of $25.00 per depositary share. Total gross proceeds from the offering were $40.0 million. Total offering costs of approximately $2.8 million were offset against the proceeds from the sale of depositary shares, for net proceeds of approximately $37.2 million. The spouse of James Neal, the Chief Executive Officer and a director, purchased 8,000 shares of the depositary shares in the public offering at the public offering price of $25.00 per share for an aggregate amount of $200,000. Thomas Burns, the Senior Vice President of Finance and Chief Financial Officer, purchased 1,000 shares of the depositary shares in the public offering at the public offering price of $25.00 per share for an aggregate amount of $25,000.

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

The following discussion and analysis should be read in conjunction with the unaudited financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with the audited consolidated financial statements and related notes thereto included as part of our Annual Report on Form 10-K for the year ended December 31, 2020.

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

Recent Business Developments

Public Offering of Depositary Shares

In April 2021, we closed a public offering of 1,600,000 depositary shares, each representing a 1/1000th fractional interest in a share of our 8.375% Series B cumulative, perpetual preferred stock (“Series B Preferred Stock”) at the price of $25.00 per depositary share. Total gross proceeds from the offering were $40.0 million. Total offering costs of approximately $2.8 million were offset against the proceeds from the sale of depositary shares, for net proceeds of approximately $37.2 million.

Viracta Royalty Purchase Agreement

On March 22, 2021, we entered into a royalty purchase agreement (the “Viracta Royalty Purchase Agreement”) with Viracta Therapeutics, Inc. (“Viracta”). Under the Viracta Royalty Purchase Agreement, we purchased from Viracta the right to receive future royalties, milestones, and other payments related to two clinical stage drug candidates. The first candidate, DAY101 (pan-RAF kinase inhibitor), is being developed by Day One Biopharmaceuticals, and the second candidate, vosaroxin (topoisomerase II inhibitor), is being developed by Denovo Biopharma. Under the terms of the Viracta Royalty Purchase Agreement, we paid Viracta $13.5 million upon closing of the transaction. Under the Viracta Royalty Purchase Agreement, we acquired the right to receive (i) royalties on potential sales related to DAY101, if approved, up to $54.0 million in potential milestones, and other payments related to DAY101 excluding up to $20.0 million consideration retained by Viracta; and (ii) royalties on potential sales related to vosaroxin, if approved, and up to $57.0 million in potential regulatory and commercial milestones, subject to certain payment provisions to a third party.

Portfolio Updates

On April 15, 2021, we announced our portfolio of potential future milestone and royalty assets had increased with the addition of three Affimed N.V. innate cell engager programs (“ICE”). We are eligible to receive royalty payments on future commercial sales of each of the three ICE molecules and milestones for each program achieving marketing approval.

On May 3, 2021, we announced we earned a $0.5 million milestone from Janssen Biotech, Inc. (Janssen), as a result of the first patient dosed in a Phase 3 clinical trial evaluating one of Janssen’s biologic assets, cetrelimab.

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

Critical Accounting Policies

Critical accounting policies are those that require significant judgment and/or estimates by management at the time that the financial statements are prepared such that materially different results might have been reported if other assumptions had been made. We consider certain accounting policies including those related to legal contingencies, revenue recognition under units-of-revenue method and stock-based compensation to be critical policies. There have been no significant changes in our critical accounting policies during the three months ended March 31, 2021, as compared with those previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 10, 2021.

Our significant accounting policies are included in “Part I - Item 1 – Condensed Consolidated Financial Statements - Note 2 – Basis of Presentation and Significant Accounting Policies.”

Results of Operations

Revenues

Total revenues for the three months ended March 31, 2021 and 2020, were as follows (in thousands):

	Three Months Ended
	March 31,
	2021	2020	Change
Revenue from contracts with customers	$19	$500	$(481)
Revenue recognized under units-of-revenue method	356	304	52
Total revenues	$375	$804	$(429)

Revenue from Contracts with Customers

Revenue from contracts with customers includes upfront fees, milestone payments and royalties related to the out-licensing of our product candidates and technologies. The decrease for the three months ended March 31, 2021, as compared to the same period in 2020, was primarily due to $0.5 million in revenue recognized in the first quarter of 2020 related to a milestone event under our license agreement with Compugen.

The generation of future revenues related to licenses, milestones, and royalties is dependent on the achievement of milestones or product sales by our existing licensees. Due to the impact of COVID-19 on clinical trial activities of our licensees, potential milestone payments may be delayed.

Revenue recognized under units-of-revenue method

Revenues recognized under the units-of-revenue method include the amortization of unearned revenue from the sale of royalty interests to HealthCare Royalty Partners II, L.P (“HCRP”) in 2016. The increase in revenues for the three months ended March 31, 2021, as compared to the same period in 2020, was primarily due to the increase in sales of products underlying the agreements with HCRP.

Research and Development Expenses

Research and development (“R&D”) expenses were $61,000 for the three months ended March 31, 2021, which was consistent with $62,000 for the same period in 2020.

We do not expect to incur substantial R&D expenses in 2021 due to the focus on our royalty aggregator business model.

General and Administrative Expenses

General and administrative (“G&A”) expenses include salaries and related personnel costs, professional fees, and facilities costs. G&A expenses were $6.7 million for the three months ended March 31, 2021, compared with $6.4 million for the same period in 2020. The increase of $0.3 million for the three months ended March 31, 2021, as compared to the same periods of 2020, was primarily due to a $1.4 million increase in salary and related expenses (including an increase of $1.1 million in non-cash stock compensation expense) and $0.3 million increase in consulting and deal costs, partially offset by a $1.4 million decrease in bad debt expense.

To support our royalty aggregator business model, we engage third parties to assist in our evaluation of potential acquisitions of milestone and royalty streams. While we expect our personnel related costs to be comparable in 2021 with

2020, consulting expenses may increase in response to an increase in the volume of acquisition targets evaluated or completed.

Other Income (Expense)

Interest Expense

Amortization of debt issuance costs and discounts are included in interest expense. Interest expense is shown below for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended
	March 31,
	2021	2020	Change
SVB loan	$238	$383	$(145)
Novartis note	51	158	(107)
Other	—	1	(1)
Total interest expense	$289	$542	$(253)

The decrease in interest expense for the three months ended March 31, 2021 as compared with the same period of 2020 is primarily due to lower interest rates and decreased loan balances. If market interest rates increase in the near term, or if we elect to obtain additional financing, our interest expense may increase.

Other Income (Expense), Net

The following table shows the activity in other income (expense), net for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended
	March 31,
	2021	2020	Change
Other expense, net
Change in fair value of equity securities	$(672)	$(273)	$(399)
Investment income	10	147	(137)
Other	5	—	5
Total other expense, net	$(657)	$(126)	$(531)

We own equity securities consisting of shares of Rezolute’s common stock which are remeasured at fair value at each reporting period. During the three months ended March 31, 2021 and 2020 we remeasured the fair value of the equity securities and recognized losses of $0.7 million and losses of $0.3 million, respectively. Investment income decreased during the three months ended March 31, 2021 as compared to the three months ended March 31, 2020 due to decreased interest rates received on our cash balances.

Provision for Income Taxes

We recorded an income tax benefit of $1.5 million for the three months ended March 31, 2020 as a result of the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act which was enacted on March 27, 2020. The CARES Act includes a five-year net operating loss (“NOL”) carryback provision which enabled us to recognize the tax benefits on the carry back of our net operating losses from 2018 to offset income in 2017. During the three months ended March 31, 2021, we received $1.5 million in cash for our income tax receivable. We made no tax provision for the three months ended March 31, 2021 since we incurred net operating losses. We continue to maintain a full valuation allowance against our remaining net deferred tax assets.

Liquidity and Capital Resources

The following table summarizes our cash, working capital and cash flow activities for each of the periods presented (in thousands):

	March 31,	December 31,
	2021	2020	Change
Cash	$67,808	$84,222	$(16,414)
Working capital	$57,143	$75,763	$(18,620)

	Three Months Ended March 31,
	2021	2020	Change
Net cash used in operating activities	$(914)	$(2,280)	$1,366
Net cash used in investing activities	(13,500)	—	(13,500)
Net cash used in financing activities	(2,000)	(1,096)	(904)
Net decrease in cash	$(16,414)	$(3,376)	$(13,038)

Cash Used in Operating Activities

Net cash used in operating activities for the three months ended March 31, 2021 of $0.9 million was primarily due to the $7.4 million net loss incurred, partially offset by stock-based compensation expense of $2.9 million, change in assets and liabilities of $2.6 million which includes $1.5 million in cash refund for income tax receivables and a change in fair value of equity securities of $0.7 million. The net cash used in operating activities in 2020 of $2.3 million was primarily due to the $4.8 million net loss incurred, partially offset by stock-based compensation expense of $1.8 million.

Cash Used in Investing Activities

Net cash used in investing activities for the three months ended March 31, 2021 of $13.5 million was due to the $13.5 million payment pursuant to Viracta Royalty Purchase Agreement executed in March 2021.

Cash Used in Financing Activities

Net cash used in financing activities for the three months ended March 31, 2021 of $2.0 million was primarily related to principal payments of debt.

Net cash used in financing activities for the three months ended March 31, 2020 of $1.1 million was primarily related to the $0.9 million in debt principal payments under the Silicon Valley Bank (“SVB”) loan agreements and $0.2 million payment of issuance costs related to the rights offering completed in 2019.

Public Offering of Series A Preferred Shares

In December 2020, we sold 984,000 shares of 8.625% Series A cumulative, perpetual preferred stock (the “Series A Preferred Stock”) at the price of $25.00 per share, through a public offering for aggregate gross proceeds of $24.6 million. Total offering costs of $2.0 million were offset against the proceeds from the sale of Series A Preferred Stock, for net proceeds of $22.6 million. Holders of our Series A Preferred Stock are entitled to receive, when and as declared by our Board of Directors, out of funds legally available for the payment of dividends, cumulative cash dividends at the rate of 8.625% of the $25.00 liquidation preference per year (equivalent to $2.15625 per share of Series A Preferred Stock per year). Dividends on the Series A Preferred Stock will accumulate and be cumulative from, and including, the date of original issue by us of the Series A Preferred Stock. Dividends will be payable in arrears on or about the 15th day of January, April, July and October beginning on or about April 15, 2021. As of March 31, 2021, we held restricted cash of $2.1 million in a segregated account that may only be used to pay dividends on the Series A Preferred Stock.

On March 17, 2021, our Board of Directors declared the initial quarterly dividend to be paid in cash at a rate of $0.71875 per share to holders of record of the Series A Preferred Stock as of April 2, 2021. The dividend was paid on April 15, 2021.

Public Offering of Depositary Shares

In April 2021, we closed a public offering of 1,600,000 depositary shares, each representing a 1/1000th fractional interest in a share of our Series B Preferred Stock at the price of $25.00 per depositary share. Total gross proceeds from the offering were $40.0 million. Total offering costs of approximately $2.8 million were offset against the proceeds from the sale of depositary shares, for net proceeds of approximately $37.2 million.

Holders of depositary shares representing interests in the Series B Preferred Stock are entitled to receive, when and as declared by our Board of Directors, out of funds legally available for the payment of dividends, cumulative cash dividends at the rate of 8.375% of the $25,000 liquidation preference per share of Series B Preferred Stock ($25.00 per depositary share) per year (equivalent to $2,093.75 per year or $2.09375 per depositary share). Dividends on the Series B Preferred Stock will accumulate and be cumulative from, and including, the date of original issue by us of the Series B Preferred Stock. Dividends will be payable in arrears on or about the 15th day of January, April, July and October beginning on or about July 15, 2021. Of the proceeds, $3.4 million is held as restricted cash in a segregated account that may only be used to pay dividends on the Series B Preferred Stock underlying the depositary shares.

Silicon Valley Bank Loan Agreement

Under our Loan Agreement with SVB, upon our request, SVB made advances available to us up to $20.0 million. In March 2019, we and SVB amended the Loan Agreement to extend the draw period from March 31, 2019 to March 31, 2020. Our draw period lapsed on March 31, 2020 with no further extension. In connection with the amendment in March 2019, we issued a second warrant to SVB which is exercisable in whole or in part for up to an aggregate of 4,845 shares of common stock with an exercise price of $14.71 per share. The warrant may be exercised on a cashless basis and is exercisable within 10 years from the date of issuance or upon the consummation of certain acquisitions of XOMA. As of March 31, 2021, we had an outstanding principal balance of $10.1 million under the Loan Agreement, and a net carrying value of $9.8 million, $7.2 million of which was classified as current portion of long-term debt.

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

***

We have incurred significant operating losses since our inception and have an accumulated deficit of $1.2 billion as of March 31, 2021. As of March 31, 2021, we had $67.8 million and $2.1 million in unrestricted and restricted cash, which we anticipate will enable us to maintain our operations for a period of at least 12 months following the filing date of this report.

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

Changes in Commitments and Contingencies

Our commitments and contingencies were reported in our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC. There have been no material changes from the commitment and contingencies previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

This Quarterly Report on Form 10-Q contains forward-looking information based on our current expectations. Because our actual results may differ materially from any forward-looking statements made by or on behalf of us, this section includes a discussion of important factors that could affect our actual future results, including our revenues, expenses, operating results, cash flows and net loss per share. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. You should carefully consider these risk factors, together with all of the other information included in this Quarterly Report on Form 10-Q as well as our other publicly available filings with the U.S. Securities and Exchange Commission, or SEC.

We have marked with an asterisk (*) those risks described below that reflect substantive changes from, or additions to, the risks described in our Annual Report on Form 10-K for the year ended December 31, 2020.

Risk Factors Summary

Below is a summary of material factors that make an investment in our securities speculative or risky. Importantly, this summary does not address all of the risks and uncertainties that we face. Additional discussion of the risks and uncertainties summarized in this risk factor summary, as well as other risks and uncertainties that we face, can be found under “Risk Factors” below. The below summary is qualified in its entirety by that more complete discussion of such risks and uncertainties. You should consider carefully the risks and uncertainties described under “Risk Factors” below as part of your evaluation of the risks associated with an investment in our securities.

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

●

We have a continuing obligation to pay quarterly dividends to holders of our Series A Preferred Stock and holders of depositary shares representing interests in our Series B Preferred Stock, which will be an on-going expenditure for us and may limit our ability to borrow additional funds.

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

The extent to which the COVID-19 pandemic continues to impact our business and prospects and the overall economies of the United States and other countries will depend on numerous evolving factors, which are highly uncertain and cannot be predicted with confidence, such as the duration and scope of the pandemic, mutations in the COVID-19 virus, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease.

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

We have incurred significant operating losses and negative cash flows from operations since our inception. Although we generated net income of $13.3 million and positive cash flows from operations of $10.1 million for the year ended December 31, 2020, we had net losses of $2.0 million for the year ended December 31, 2019. As of March 31, 2021, we had an accumulated deficit of $1.2 billion. We do not know whether we will ever achieve sustained profitability or whether cash flow from future operations will be sufficient to meet our needs.

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

Our royalty aggregator strategy may require us to raise additional funds to acquire milestone and royalty interests; we cannot be certain that funds will be available or available at an acceptable cost of capital, and if they are not available, we may be unsuccessful in acquiring milestone and royalty interests to sustain the business in the future.*

We may need to commit substantial funds to continue our business, and we may not be able to obtain sufficient funds on acceptable terms, if at all. Any additional debt financing or additional equity that we raise may contain terms that are not favorable to us and/or result in dilution to our stockholders, including pursuant to our 2018 ATM Agreement, as amended. Our Series A Preferred Stock and depositary shares representing interests in Series B Preferred Stock, while not dilutive, includes dividends and required that we establish a segregated cash account adequate to fund the dividends. If we raise additional funds through licensing arrangements with third parties, we may be required to relinquish some rights to our technologies or our product candidates, grant licenses on terms that are not favorable to us or enter into a license arrangement for a product candidate at an earlier stage of development or for a lesser amount than we might otherwise choose.

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

We use leverage in connection with our capital deployment, which magnifies the potential for loss if the potential royalties acquired or generated through out-licensing and royalty purchase agreements do not generate sufficient income to us.*

We use borrowed funds to finance a portion of our deployed capital. The use of leverage creates an opportunity for an increased return but also increases the risk of loss if our assets do not generate sufficient income to us. The interest expense and other costs incurred in connection with such borrowings may not be covered by the future potential income from our assets. In addition, leverage and the requirement to pay cumulative dividends on Series A Preferred Stock and depositary shares representing interests in Series B Preferred Stock, may inhibit our operating flexibility and reduce cash flow available for dividends to our common stockholders.

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

Additional risks related to our leverage include:

●	our potential future milestones and royalties are used as collateral for our borrowings;
●	in the event of a default under any of our secured borrowings, one or more of our creditors or their assignees could obtain control of our future potential milestones and royalties and, in the event of a distressed sale, these creditors could dispose of these royalties for significantly less value than we could realize for them;
●	we may have to comply with various financial covenants in future agreements that govern our debt, including requirements to maintain certain leverage ratios and coverage ratios, which may affect our ability to achieve our business objectives;
●	our ability to pay dividends to our stockholders (except with respect to our Series A Preferred Stock and Series B Preferred Stock) may be restricted;
●	to the extent that interest rates at which we borrow increase, our borrowing costs will increase, and our leveraging strategy will become more costly, which could lead to diminished net profits.

We have a continuing obligation to pay quarterly dividends to holders of our Series A Preferred stock and depositary shares representing interests in Series B Preferred Stock, which will be an on-going expenditure for us and may limit our ability to borrow additional funds.*

Holders of our Series A Preferred Stock are entitled to receive, when and as declared by our Board of Directors, out of funds legally available for the payment of dividends, cumulative cash dividends at the rate of 8.625% of the $25.00 liquidation preference per year (equivalent to $2.15625 per year). Dividends on the Series A Preferred Stock will accumulate and be cumulative from, and including, the date of original issue by us of the Series A Preferred Stock. Dividends will be payable in arrears on or about the 15th day of January, April, July and October beginning on or about April 15, 2021. In the event of any voluntary or involuntary liquidation, dissolution or winding up of our affairs, the holders of shares of Series A Preferred Stock are entitled to be paid out of our assets legally available for distribution to our stockholders a liquidation preference of $25.00 per share, plus an amount equal to any accumulated and unpaid dividends up to the date of payment (whether or not declared), before any distribution or payment may be made to holders of shares of common stock or any other class or series of our equity stock ranking, as to liquidation rights, junior to the Series A Preferred Stock. On and after December 15, 2021, the shares of Series A Preferred Stock will be redeemable at our option, in whole or in part, at redemption prices ranging from $26.00 per share to $25.00 per share, plus any accrued and unpaid dividends, depending on the date of redemption.

Holders of depositary shares representing interests in the Series B Preferred Stock are entitled to receive, when and as declared by our Board of Directors, out of funds legally available for the payment of dividends, cumulative cash dividends at the rate of 8.375% of the $25,000 liquidation preference per share of Series B Preferred Stock ($25.00 per depositary share) per year (equivalent to $2,093.75 per year or $2.09375 per depositary share). Dividends on the Series B Preferred Stock will accumulate and be cumulative from, and including, the date of original issue by us of the Series B Preferred Stock. Dividends will be payable in arrears on or about the 15th day of January, April, July and October beginning on or about July 15, 2021. Of the proceeds, $3.4 million is held as restricted cash in a segregated account that may only be used to pay dividends on the Series B Preferred Stock underlying the depositary shares.

The payment of cash dividends and share repurchases is subject to limitations under applicable laws and the discretion of our Board of Directors and is determined after considering current conditions, including earnings, other operating results and capital requirements. Decreases in asset values or increases in liabilities can reduce net earnings and stockholders’ equity. A deficit in stockholders’ equity could limit our ability to pay dividends and make share repurchases under Delaware law. On the other hand, our continued obligation to pay dividends to the holders of our Series A Preferred Stock and depositary shares representing interests in Series B Preferred Stock could restrict us from additional borrowings or make them more costly.

The holders of our indebtedness and preferred stock have rights that are senior to those of our common stockholders.*

As of March 31, 2021, the outstanding principal balance of our indebtedness under the Loan and Security Agreement with Silicon Valley Bank (the “SVB Loan Agreement”) was $10.1 million. The indebtedness under the SVB Loan Agreement is senior to our shares of preferred stock and common stock in right of payment of dividends and other distributions. In the event of our bankruptcy, dissolution or liquidation, the holders of our indebtedness must be satisfied before any distributions can be made to our preferred or common stockholders.

At March 31, 2021, we had issued and outstanding 984,000 shares of Series A Preferred Stock with a liquidation preference of $25.00 per share, plus an amount equal to any accumulated and unpaid dividends up to the date of payment (whether or not declared). Additionally, as of April 9, 2021, we had issued and outstanding 1,600,000 depositary shares, each representing a 1/1000th fractional interest in a share of our Series B Preferred Stock with a liquidation preference of $25,000 per share of Series B Preferred Stock ($25.00 per depositary share), plus an amount equal to any accumulated and unpaid dividends up to the date of payment (whether or not declared). Our preferred stock is senior to our shares of common stock in right of payment of dividends and other distributions. In the event of our bankruptcy, dissolution or liquidation, the holders of our preferred stock must be satisfied before any distributions can be made to our common stockholders.

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

Under our contracts with NIAID, a part of the National Institute of Health (“NIH”), we invoiced using NIH provisional rates, and these are subject to future audits at the discretion of NIAID’s contracting office. In October of 2019, NIH notified us that it engaged KPMG LLP (“KPMG”) to perform an audit of our Incurred Cost Submissions for 2013, 2014 and 2015. The audit procedures were complete as of December 31, 2020 and we adjusted our estimated liability owed to NIH to $1.4 million. This audit has resulted in an adjustment to revenue previously reported. The audit remains subject to further review by NIH as part of the contract close-out process, which includes finalization of rates for years 2010 through 2015, and we may incur further liability as a result.

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

We had 10 employees as of May 3, 2021. We may require additional experienced executive, accounting, legal, administrative and other personnel from time to time in the future. There is intense competition for the services of these personnel, especially in California. Moreover, we expect that the high cost of living in the San Francisco Bay Area, where our headquarters is located, may impair our ability to attract and retain employees in the future. If we do not succeed in attracting new personnel and retaining and motivating existing personnel, our business may suffer and we may be unable to implement our current initiatives or grow effectively.

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

The California Consumer Privacy Act of 2018 became effective on January 1, 2020 and its applicable regulations are being implemented in waves by the California Attorney General, including additional regulations that were still in the comment phase at the end of 2020 (collectively the Act and its regulations, “CCPA”). The CCPA establishes a privacy framework for covered businesses, including an expansive definition of personal information and data privacy rights for California residents. The CCPA includes a framework with potentially severe statutory damages and private rights of action. The CCPA requires covered companies to provide new disclosures to California consumers (as that word is broadly defined in the CCPA), provide such consumers new ways to opt-out of certain sales of personal information, and allow for a new cause of action for data breaches. As we expand our operations, the CCPA will likely impact our business activities and may increase our compliance costs and potential liability. If we fail to comply with the CCPA, including all of the various and recent waves of its implementing regulations, we may face significant fines and penalties that could adversely affect our business, financial condition and results of operations. Other states are beginning to pass similar laws, and some observers have noted that the CCPA could mark the beginning of a trend toward more stringent privacy legislation in the United States, which could increase our potential liability and adversely affect our business. Accordingly, data security breaches experienced by us, our partners or contractors could lead to significant fines, required corrective action, the loss of trade secrets or other intellectual property, public disclosure of sensitive clinical or commercial data, and the exposure of personally identifiable information (including sensitive personal information) of our employees, partners, and others. A data security breach or privacy violation that leads to disclosure or modification of, or prevents access to, patient information, including personally identifiable information or protected health information, could result in fines, increased costs or loss of revenue as a result of:

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

We and our potential milestone and royalty providers are subject to various state and federal healthcare-related laws and regulations that may impact the commercialization of our product candidates for which we possess milestone or royalty rights or could subject us to significant fines and penalties.

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

General Risk Factors

Our share price may be volatile, and there may not be an active trading market for our common stock, Series A Preferred Stock or depositary shares representing interests in our Series B Preferred Stock.*

There can be no assurance that the market price of our common stock will not decline below its present market price. Additionally, there may not be an active trading market for our common stock, Series A Preferred Stock or depositary shares representing interests in our Series B Preferred Stock. The market prices of biotechnology companies have been and are likely to continue to be highly volatile. Fluctuations in our operating results and general market conditions for biotechnology stocks could have a significant impact on the volatility of our stock price or the existence of an active trading market for our common stock, Series A Preferred Stock or depositary shares representing interests in our Series B Preferred Stock. We have experienced significant volatility in the price of our common stock. From January 1, 2021, through May 3, 2021, the share price of our common stock has ranged from a high of $44.50 to a low of $30.52. Additionally, we have two significant holders of our stock that could affect the liquidity of our stock and have a significant negative impact on our stock price if the holders were to quickly sell their ownership positions.

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

We have issued equity securities, and may issue additional equity securities from time to time, that materially and adversely affect the price of our common stock, including our Series X preferred stock, Series A Preferred Stock and depositary shares representing interests in our Series B Preferred Stock.*

We expect that significant additional capital will be needed in the future to continue our planned operations. To the extent we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. We may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in such a manner as we determine from time to time, including pursuant to our 2018 ATM Agreement, as amended. If we sell common stock, convertible securities or other equity securities in more than one transaction, investors may be materially diluted by subsequent sales. These sales may also result in material dilution to our existing stockholders, and new investors could gain rights superior to our existing stockholders. If we issue additional equity securities, the price of our common stock may be materially and adversely affected.

As of March 31, 2021, there were 5,003 shares of Series X preferred stock issued and outstanding. Each share of Series X preferred stock is convertible into 1,000 shares of registered common stock. The total number of shares of common stock issuable upon conversion of all issued Series X preferred stock would be 5,003,000 shares. Each share is convertible at the option of the holder at any time, provided that the holder will be prohibited from converting into common stock if, as a result of such conversion, the holder, together with its affiliates, would beneficially own a number of shares above a conversion blocker, which was initially set at 19.99% of our total common stock then issued and outstanding immediately following the conversion of such shares. A holder of Series X preferred shares may elect to increase or decrease the conversion blocker above or below 19.99% on 61 days’ notice, provided the conversion blocker does not exceed the limits under Nasdaq Marketplace Rule 5635(b), to the extent then applicable. If holders of our Series X convertible preferred stock elect to convert their preferred shares into common stock such conversion would dilute our currently outstanding common stock both in number and in earnings per share. BVF (and its affiliates), as current holders of all shares of our Series X preferred stock, would, if they converted all such shares to common stock, obtain majority voting control of the Company. In February 2020, Biotechnology Value Fund, L.P. (“BVF”), the holders of Series Y convertible preferred shares, elected to increase the beneficial ownership limitation to 50% and on April 15, 2020, BVF converted all of their shares of Series Y preferred stock into 1,252,772 shares of common stock. As of March 31, 2021, BVF owned approximately 31.4% of our total outstanding shares of common stock, and if all of the Series X convertible preferred shares were converted, BVF would own 52.5% of our total outstanding shares of common stock. Additionally, as of April 9, 2021, we had issued and outstanding 984,000 shares of Series A Preferred Stock and 1,600,000 depositary shares, each representing a 1/1000th fractional interest in a share of our Series B Preferred Stock.

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

We may sell additional equity or debt securities to fund our operations, which may result in dilution to our stockholders and impose restrictions on our business.*

In order to raise additional funds to support our operations, we may sell additional equity or convertible debt securities, which would result in dilution to our stockholders and/or debt securities which may impose restrictive covenants that would adversely impact our business. The sale of additional equity or convertible debt securities could result in additional dilution or result in other rights or obligations that adversely affect our stockholders. For example, holders of shares of our Series A Preferred Stock are entitled to receive, when and as declared by our Board of Directors, out of funds legally available for the payment of dividends, cumulative cash dividends at the rate of 8.625% of the $25.00 liquidation preference per year (equivalent to $2.15625 per year). Additionally, holders of depositary shares representing interests in our Series B Preferred Stock are entitled to receive, when and as declared by our Board of Directors, out of funds legally available for the payment of dividends, cumulative cash dividends at the rate of 8.375% of the $25,000 liquidation preference per share of Series B Preferred Stock ($25.00 per depositary share) per year (equivalent to $2,093.75 per year or $2.09375 per depositary share). The incurrence of indebtedness would result in increased fixed payment obligations and could also result in certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. If we are unable to expand our operations or otherwise capitalize on our business opportunities, our business, financial condition and results of operations could be materially adversely affected and we may not be able to meet our debt service obligations.

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

Based on an analysis under Section 382 of the Internal Revenue Code (which subjects the amount of pre-change NOLs and certain other pre-change tax attributes that can be utilized to an annual limitation), we experienced ownership changes in 2009 and 2012, which substantially limit the future use of our pre-change NOLs and certain other pre-change tax attributes per year. In February 2017, we completed an equity financing for net proceeds of $24.8 million which triggered an additional ownership change under Section 382 that significantly impacted the availability of our tax attributes against future income. Further, due to the existence of a net unrealized built-in loss at the ownership change date, Section 382 further limits our ability to fully utilize the tax deductions associated with certain of our assets, including depreciation and amortization deductions recognized during the 60-month period following the ownership change ending in 2022. Although these deductions will occur in the post-change period, Section 382 treats the deductions as pre-change losses subject to the annual 382 limitation. As of March 31, 2021, we have excluded the NOLs and research and development credits that will expire as a result of the annual limitations. To the extent that we do not utilize our carry-forwards within the applicable statutory carry-forward periods, either because of Section 382 limitations or the lack of sufficient taxable income, the carry-forwards will also expire unused.

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

Stockholder and private lawsuits, and potential similar or related lawsuits, could result in substantial damages, divert management’s time and attention from our business, and have a material adverse effect on our results of operations.

Securities-related class action and stockholder derivative litigation has often been brought against companies, including many biotechnology companies, which experience volatility in the market price of their securities. This risk is especially relevant for us because biotechnology and biopharmaceutical companies often experience significant stock price volatility in connection with their product development programs.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 3, 2021, we issued 4,917 shares of our common stock to a warrant holder upon full exercise of the February 2016 common stock warrants held by Torreya Partners LLC on a cashless basis. In issuing these shares, we relied on an exemption from the registration requirements provided by Section 3(a)(9)of the Securities Act of 1933.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

		Incorporation By Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

3.1	Certificate of Incorporation of XOMA Corporation	8-K	000-14710	3.1	01/03/2012

3.2	Certificate of Amendment of Certificate of Incorporation of XOMA Corporation	8-K	000-14710	3.1	05/31/2012

3.3	Certificate of Amendment of Amended Certificate of Incorporation of XOMA Corporation	8-K	000-14710	3.1	05/28/2014

3.4	Certificate of Amendment to the Amended Certificate of Incorporation of XOMA Corporation	8-K	000-14710	3.1	10/18/2016

3.5	Certificate of Designation of Preferences, Rights and Limitations of Series X Convertible Preferred Stock	8-K	000-14710	3.1	02/16/2017

3.6	Certificate of Designation of Preferences, Rights and Limitations of 8.625% Series A Cumulative Perpetual Preferred Stock	8-K	000-14710	3.1	12/11/2020

3.7	Certificate of Designation of Preferences, Rights and Limitations of 8.375% Series B Cumulative Perpetual Preferred Stock	8-K	000-39801	3.1	04/08/2021

3.8	By-laws of XOMA Corporation	8-K	000-14710	3.2	01/03/2012

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, 3.5, 3.6, 3.7 and 3.8

4.2	Specimen of Common Stock Certificate	8-K	000-14710	4.1	01/03/2012

4.3	Deposit Agreement, dated effective April 9, 2021, by and among XOMA Corporation, American Stock Transfer & Trust Company, LLC, as depositary, and the holders of the depositary receipts issued thereunder	8-K	000-39801	4.1	04/08/2021

4.4	Form of Warrant (February 2016 Warrant)	10-Q	000-14710	4.9	05/04/2016

4.5	Form of Warrant (May 2018 Warrant)	10-Q	000-14710	4.6	08/07/2018

4.6	Form of Warrant (March 2019 Warrant)	10-Q	000-14710	4.7	05/06/2019

10.1+#	Royalty Purchase Agreement dated March 22, 2021 between XOMA (US) LLC and Viracta Therapeutics, Inc.

31.1+	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)

31.2+	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)

32.1+

Certification of Chief Executive Officer and Chief Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)(1)

101.INS+	Inline XBRL Instance Document

101.SCH+	Inline XBRL Schema Document

Incorporation By Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

101.CAL+	Inline XBRL Calculation Linkbase Document

101.DEF+	Inline XBRL Definition Linkbase Document

101.LAB+	Inline XBRL Labels Linkbase Document

101.PRE+	Inline XBRL Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
+	Filed herewith
#

Portions of this exhibit (indicated by asterisks) have been omitted as the Registrant has determined that (i) the omitted information is not material and (ii) the omitted material is of the type that the Registrant treats as private or confidential.

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

XOMA Corporation

Date: May 6, 2021	By:	/s/ JAMES R. NEAL
James R. Neal Chief Executive Officer (principal executive officer) and Director

Date: May 6, 2021	By:	/s/ THOMAS BURNS
Thomas Burns Senior Vice President, Finance and Chief Financial Officer (principal financial and principal accounting officer)