Form 10-Q
period 2021-06-30
XOMA Corp
filed 2021-08-05
CIK 791908

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 2, 2021, the registrant had 11,311,231 shares of common stock, $0.0075 par value per share, outstanding.

XOMA CORPORATION

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

XOMA CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	June 30,	December 31,
	2021	2020
	(unaudited)	(Note 1)
ASSETS
Current assets:
Cash	$78,945	$84,222
Restricted cash	4,840	1,611
Short-term equity securities	2,310	—
Trade and other receivables, net	12	263
Income tax receivable	—	1,526
Prepaid expenses and other current assets	1,144	443
Total current assets	87,251	88,065
Long-term restricted cash	—	531
Property and equipment, net	17	21
Operating lease right-of-use assets	281	359
Long-term royalty receivables	48,075	34,575
Long-term equity securities	—	1,693
Other assets	128	41
Total assets	$135,752	$125,285

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$629	$456
Accrued and other liabilities	1,059	642
Contingent consideration under royalty purchase agreements	75	75
Operating lease liabilities	187	179
Unearned revenue recognized under units-of-revenue method	1,503	1,452
Contingent liabilities	1,410	1,410
Current portion of long-term debt	—	8,088
Preferred stock dividend accrual	1,424	—
Total current liabilities	6,287	12,302
Unearned revenue recognized under units-of-revenue method – long-term	12,734	13,516
Long-term debt	—	12,764
Long-term operating lease liabilities	133	229
Other liabilities – long-term	20	50
Total liabilities	19,174	38,861

Commitments and Contingencies (Note 10)

Stockholders’ equity:
Preferred Stock, $0.05 par value, 1,000,000 shares authorized:
8.625% Series A cumulative, perpetual preferred stock, 984,000 shares issued and outstanding at June 30, 2021 and December 31, 2020	49	49
8.375% Series B cumulative, perpetual preferred stock, 1,600 and zero shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	—	—
Convertible preferred stock, 5,003 shares issued and outstanding at June 30, 2021 and December 31, 2020	—	—
Common stock, $0.0075 par value, 277,333,332 shares authorized, 11,310,001 and 11,228,792 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	85	84
Additional paid-in capital	1,307,140	1,267,377
Accumulated deficit	(1,190,696)	(1,181,086)
Total stockholders’ equity	116,578	86,424
Total liabilities and stockholders’ equity	$135,752	$125,285

The accompanying notes are an integral part of these condensed consolidated financial statements.

(Note 1) The consolidated balance sheet as of December 31, 2020, has been derived from the audited consolidated financial statements as of that date included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

XOMA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenues:
Revenue from contracts with customers	$525	$53	$544	$553
Revenue recognized under units-of-revenue method	376	391	731	695
Total revenues	901	444	1,275	1,248

Operating expenses:
Research and development	38	38	99	100
General and administrative	3,927	3,557	10,667	9,914
Total operating expenses	3,965	3,595	10,766	10,014

Loss from operations	(3,064)	(3,151)	(9,491)	(8,766)

Other income (expense), net:
Interest expense	(172)	(508)	(461)	(1,050)
Loss on extinguishment of debt	(300)	—	(300)	—
Other income (expense), net	1,299	126	642	(1)
Loss before income tax	(2,237)	(3,533)	(9,610)	(9,817)
Income tax benefit	—	—	—	1,526
Net loss and comprehensive loss	$(2,237)	$(3,533)	$(9,610)	$(8,291)
Less: accumulated dividends on Series A and Series B preferred stock	(1,293)	—	(1,824)	—
Net loss available to common stockholders, basic and diluted	$(3,530)	$(3,533)	$(11,434)	$(8,291)
Basic and diluted net loss per share available to common stockholders	$(0.31)	$(0.33)	$(1.02)	$(0.81)
Weighted average shares used in computing basic and diluted net loss per share available to common stockholders	11,285	10,824	11,263	10,292

The accompanying notes are an integral part of these condensed consolidated financial statements.

XOMA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands)

	Series A		Series B		Convertible				Additional		Total
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2020	984	$49	—	—	5	$—	11,229	$84	$1,267,377	$(1,181,086)	$86,424
Exercise of stock options	—	—	—	—	—	—	24	—	388	—	388
Exercise of common stock warrants	—	—	—	—	—	—	5	—	—	—	—
Issuance of common stock related to 401(k) contribution	—	—	—	—	—	—	2	—	90	—	90
Stock-based compensation expense	—	—	—	—	—	—	—	—	2,898	—	2,898
Preferred stock dividends	—	—	—	—	—	—	—	—	(707)	—	(707)
Net loss and comprehensive loss	—	—	—	—	—	—	—	—	—	(7,373)	(7,373)
Balance, March 31, 2021	984	$49	—	$—	5	$—	11,260	$84	$1,270,046	$(1,188,459)	$81,720
Exercise of stock options	—	—	—	—	—	—	49	1	593	—	594
Issuance of common stock related to ESPP	—	—	—	—	—	—	1	—	17	—	17
Stock-based compensation expense	—	—	—	—	—	—	—	—	768	—	768
Issuance of preferred stock	—	—	2	—	—	—	—	—	37,140	—	37,140
Preferred stock dividends	—	—	—	—	—	—	—	—	(1,424)	—	(1,424)
Net loss and comprehensive loss	—	—	—	—	—	—	—	—	—	(2,237)	(2,237)
Balance, June 30, 2021	984	$49	2	$—	5	$—	11,310	$85	$1,307,140	$(1,190,696)	$116,578

	Series A		Series B		Convertible				Additional		Total
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2019	—	$—	—	$—	6	$—	9,759	$73	$1,238,299	$(1,194,384)	$43,988
Issuance of common stock related to 401(k) contribution	—	—	—	—	—	—	3	—	88	—	88
Stock-based compensation expense	—	—	—	—	—	—	—	—	1,788	—	1,788
Disgorgement of stockholder's short-swing profits	—	—	—	—	—	—	—	—	13	—	13
Net loss and comprehensive loss	—	—	—	—	—	—	—	—	—	(4,758)	(4,758)
Balance, March 31, 2020	—	$—	—	$—	6	$—	9,762	$73	$1,240,188	$(1,199,142)	$41,119
Exercise of stock options	—	—	—	—	—	—	2	—	10	—	10
Issuance of common stock related to ESPP	—	—	—	—	—	—	1	—	26	—	26
Issuance of common stock related to Series Y preferred stock conversion	—	—	—	—	(1)	—	1,253	10	(10)	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	773	—	773
Net loss and comprehensive loss	—	—	—	—	—	—	—	—	—	(3,533)	(3,533)
Balance, June 30, 2020	—	$—	—	$—	5	$—	11,018	$83	$1,240,987	$(1,202,675)	$38,395

The accompanying notes are an integral part of these condensed consolidated financial statements.

XOMA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(9,610)	$(8,291)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	3,666	2,561
Common stock contribution to 401(k)	90	88
Depreciation and amortization	4	12
Amortization of debt issuance costs, debt discount and final payment on debt	200	374
Provision for bad debt	—	1,409
Non-cash lease expense	79	74
Loss on extinguishment of debt	300	—
Change in fair value of equity securities	(617)	150
Changes in assets and liabilities:
Trade and other receivables, net	251	1,113
Income tax receivable	1,526	(1,526)
Prepaid expenses and other assets	(701)	(497)
Accounts payable and accrued liabilities	748	(152)
Operating lease liabilities	(88)	(79)
Unearned revenue recognized under units-of-revenue method	(731)	(695)
Other liabilities	(6)	309
Net cash used in operating activities	(4,889)	(5,150)

Cash flows from investing activities:
Payments related to purchase of royalty rights	(13,500)	—
Net cash used in investing activities	(13,500)	—

Cash flows from financing activities:
Proceeds from issuance of preferred stock	40,000	—
Proceeds from issuance of common stock	—	26
Payment of preferred and common stock issuance costs	(3,106)	(211)
Proceeds from exercise of options	1,355	25
Principal payments – debt	(4,250)	(1,875)
Payment for extinguishment of debt	(17,103)	—
Payment for debt modification fee	(24)
Payment for preferred stock dividends	(707)	—
Principal payments – finance lease	—	(9)
Proceeds from disgorgement of stockholder's short-swing profits	—	13
Taxes paid related to net share settlement of equity awards	(355)	(16)
Net cash provided by (used in) financing activities	15,810	(2,047)

Net decrease in cash and restricted cash	(2,579)	(7,197)
Cash and restricted cash at the beginning of the period	86,364	56,688
Cash and restricted cash at the end of the period	$83,785	$49,491

Supplemental Cash Flow Information:
Cash paid for interest	$311	$379
Non-cash investing and financing activities:
Preferred stock dividend accrual	$1,424	$—
Interest added to principal balance on long-term debt	$—	$317
Accrued cost related to issuance of common stock	$—	$19
Accrued cost related to issuance of preferred stock	$105	$—

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

Liquidity and Financial Condition

The Company has incurred significant operating losses and negative cash flows from operations since its inception. As of June 30, 2021, the Company had unrestricted and restricted cash of $83.8 million. The restricted cash balance may only be used to pay dividends on the 8.625% Series A cumulative, perpetual preferred stock (“Series A Preferred Stock”) issued in December 2020 and the depositary shares, each representing 1/1000th in a share of 8.375% Series B cumulative, perpetual preferred stock (“Series B Preferred Stock”) issued in April 2021 (Note 12).

In June 2021, the Company repaid its outstanding debt obligations to Silicon Valley Bank (“SVB”) and Novartis Pharma AG (“Novartis”), for a total of $17.1 million (Note 8). Based on the Company’s current cash balance and its ability to control discretionary spending, such as royalty acquisitions, the Company has evaluated and concluded its financial condition is sufficient to fund its planned operations and commitments and contractual obligations for a period of at least one year following the date that these condensed consolidated financial statements are issued.

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

Actual results may differ significantly from these estimates, such as the Company’s billing under government contracts and amortization of the payments received from HealthCare Royalty Partners II, L.P. (“HCRP”). Under the Company’s contracts with the National Institute of Allergy and Infectious Diseases (“NIAID”), a part of the National Institutes of Health (“NIH”), the Company billed using NIH’s provisional rates and thus is subject to future audits at the discretion of NIAID’s contracting office. In October of 2019, NIH notified the Company that it engaged KPMG to perform an audit of the Company’s incurred cost submissions for 2013, 2014 and 2015. The audit procedures were completed and the Company adjusted its estimated liability owed to NIH to $1.4 million as of December 31, 2020 (Note 4). The estimated liability owed to NIH had not changed as of June 30, 2021. The audit remains subject to further review by NIH as part of the contract close-out process, which includes finalization of rates for years 2010 through 2015, and the Company may incur further liability as a result. In addition, under the contracts with HCRP, the amortization for the reporting period is calculated based on the payments expected to be made by the licensees to HCRP over the term of the arrangement. Any changes to the estimated payments by the licensees to HCRP can result in a material adjustment to revenue previously reported.

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

Cash and Restricted Cash

Cash consists of bank deposits held in business checking and interest-bearing deposit accounts. As of June 30, 2021, the Company did not have any cash equivalent balances, defined as highly liquid financial instruments purchased with original maturities of three months or less.

Restricted cash consists of bank deposits held to pay dividends on the Company’s Series A Preferred Stock and Series B Preferred Stock.

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

The following table provides a reconciliation of cash and restricted cash reported within the consolidated balance sheets that sum to the total of the same amounts shown in the consolidated statements of cash flows (in thousands):

	Six Months Ended June 30,
	2021	2020

Cash	$78,945	$49,491
Restricted cash	4,840	—
Total cash and restricted cash	$83,785	$49,491

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

The Company reviews public information on clinical trials, press releases and updates from its partners regularly to identify any impairment indicators or changes in expected recoverability of the long-term royalty receivable asset. If an impairment indicator is identified, and the Company determines expected future cash flows discounted to the current period are less than the carrying value of the asset, the Company will record impairment. The impairment will be recognized by reducing the financial asset to an amount that represents the present value of the most recent estimate of future cash flows. No impairment indicators were identified, and no impairment was recorded as of June 30, 2021 and December 31, 2020.

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

Net Loss per Share Attributable to Common Stockholders

The Company calculates basic and diluted loss per share attributable to common stockholders using the two-class method. The Company’s convertible Series X and Series Y preferred stocks participate in any dividends declared by the Company on its common stock and are therefore considered to be participating securities. The Company’s Series A and Series B Preferred Stock do not participate in any dividends or distribution by the Company on its common stock and are therefore not considered to be participating securities.

Under the two-class method, net income, as adjusted for any accumulated dividends on Series A and Series B Preferred Stock for the period and any deemed dividends related to beneficial conversion features on convertible preferred stock, if applicable, is allocated to each class of common stock and participating security as if all of the net income for the period had been distributed. Undistributed earnings allocated to participating securities are subtracted from net income in determining net income attributable to common stockholders. During periods of loss, the Company allocates no loss to participating securities because they have no contractual obligation to share in the losses of the Company. Basic net loss per share attributable to common stockholders is then calculated by dividing the net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. All participating securities are excluded from the basic weighted average common shares outstanding.

Diluted net loss per share attributable to common stockholders is based on the weighted average number of shares outstanding during the period, adjusted to include the assumed exercise of certain stock options and warrants for common stock. The calculation of diluted net loss per share attributable to common stockholders requires that, to the extent the average market price of the underlying shares for the reporting period exceeds the exercise price of any outstanding options or warrants, the presumed exercise of such securities are dilutive to net loss per share attributable to common stockholders for the period. Adjustments to the denominator are required to reflect the related dilutive shares. The Company’s Series A and Series B Preferred Stock become convertible upon the occurrence of specific events other than a change in the Company’s share price and therefore, are not included in the diluted shares until the contingency is resolved.

Concentration of Risk

Cash and receivables are financial instruments which potentially subject the Company to concentrations of credit risk, as well as liquidity risk.

The Company monitors the creditworthiness of its customers to which it grants credit terms in the normal course of business but does not generally require collateral on receivables. For the three months ended June 30, 2021, two partners represented 55% and 42% of total revenues. For the six months ended June 30, 2021, two partners represented 57% and 39% of total revenues. For the three months ended June 30, 2020, one partner represented 88% of total revenues. For the six months ended June 30, 2020, two partners represented 56% and 40% of total revenues. As of December 31, 2020, one partner represented 100% of the trade receivables, net balance. As of June 30, 2021, the Company had no trade receivables, net balance.

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

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options. The amendments in ASU No. 2021-04 provide guidance to clarify and reduce diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (for example, warrants) that remain equity classified after modification or exchange. The amendments in this ASU No. 2021-04 are effective for all entities for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years, with early adoption permitted, including interim periods within those fiscal years. The Company plans to adopt ASU 2021-04 and related updates on January 1, 2022. The Company is currently evaluating the impact of adopting this ASU on its condensed consolidated financial statements.

3. Condensed Consolidated Financial Statements Details

Equity Securities

As of June 30, 2021 and December 31, 2020, equity securities consisted of an investment in Rezolute’s common stock of $2.3 million and $1.7 million, respectively (Note 4). For the three and six months ended June 30, 2021, the Company recognized a gain of $1.3 million and $0.6 million, respectively, due to the change in fair value of its investment in Rezolute’s common stock in the other income (expense), net line item of the condensed consolidated statements of operations and comprehensive loss. For the three and six months ended June 30, 2020, the Company recognized a gain of $0.1 million and a loss of $0.2 million, respectively.

Accrued and Other Liabilities

Accrued and other liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2021	2020
Accrued legal and accounting fees	$454	$351
Accrued incentive compensation	466	71
Accrued payroll and other	139	220
Total	$1,059	$642

Net Loss Per Share Attributable to Common Stockholders

The following is a reconciliation of the numerator (net loss) and the denominator (number of shares) used in the calculation of basic and diluted net loss per share attributable to common stockholders (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Numerator
Net loss	$(2,237)	$(3,533)	$(9,610)	$(8,291)
Less: Series A accumulated dividends	(530)	—	(1,061)	—
Less: Series B accumulated dividends	(763)	—	(763)	—
Net loss available to common stockholders, basic and diluted	$(3,530)	$(3,533)	$(11,434)	$(8,291)

Denominator
Weighted average shares used in computing basic and diluted net loss per share available to common stockholders	11,285	10,824	11,263	10,292
Basic and diluted net loss per share of common stock	$(0.31)	$(0.33)	$(1.02)	$(0.81)

Potentially dilutive securities are excluded from the calculation of diluted net loss per share available to common stockholders if their inclusion is anti-dilutive.

The following table shows the weighted-average outstanding securities considered anti-dilutive and therefore excluded from the computation of diluted net loss per share attributable to common stockholders (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Convertible preferred stock	5,003	5,196	5,003	5,726
Common stock options	377	564	318	578
Warrants for common stock	5	19	5	19
Total	5,385	5,779	5,326	6,323

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

On October 21, 2020, the first patient was dosed in Novartis International's NIS793 Phase 2 clinical trial and the Company earned a $25.0 million milestone payment. As specified under the terms of the Anti-TGFβ Antibody License Agreement, the Company received $17.7 million in cash and the remaining balance of $7.3 million was recognized as a reduction to the Company's debt obligation to Novartis. The Company is eligible to receive up to a total of $445.0 million in the remaining development, regulatory and commercial milestones under the Anti-TGFβ Antibody License Agreement.

As of June 30, 2021 and December 31, 2020, there were no contract assets or contract liabilities related to this agreement. None of the costs to obtain or fulfill the contract were capitalized. No revenue was recognized for the three and six months ended June 30, 2021 and 2020.

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

As of June 30, 2021 and December 31, 2020, there were no contract assets or contract liabilities related to this arrangement. None of the costs to obtain or fulfill the contract were capitalized. No revenue was recognized for the three and six months ended June 30, 2021 and 2020.

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

As of June 30, 2021 and December 31, 2020, there were no contract assets or contract liabilities related to this arrangement. None of the costs to obtain or fulfill the contract were capitalized. No revenue was recognized for the three and six months ended June 30, 2021 and 2020.

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

Pursuant to the license agreement, XOMA is eligible to receive a low single-digit royalty on sales of Rezolute’s other non-RZ358 products from its current programs. Rezolute’s obligation to pay royalties with respect to a particular Rezolute product and country will continue for the longer of twelve years from the date of the first commercial sale of the product in that country or for so long as Rezolute or its licensee is selling such product in such country, provided that any such licensee royalty will terminate upon the termination of the licensee’s obligation to make payments to Rezolute based on sales of such product in such country.

The license agreement contains customary termination rights relating to material breach by either party. Rezolute also has a unilateral right to terminate the license agreement in its entirety on ninety days’ notice at any time. The Company has the right to terminate the license agreement if Rezolute challenges the licensed patents.

No consideration was exchanged upon execution of the arrangement. In consideration for receiving the license for RZ358, Rezolute agreed to issue shares of its common stock and pay cash to the Company upon the occurrence of Rezolute’s financing activities.

The license agreement was subsequently amended in 2018, 2019 and 2020. Pursuant to the terms of the license agreement as amended, the Company received a total of $6.0 million upon Rezolute’s achievement of financing activities and $8.5 million in installment payments through October 2020. The Company also received 8,093,010 shares (pre-split shares) of Rezolute’s common stock. During the quarter ended December 31, 2020, Rezolute completed a 1:50 reverse stock split of its common shares and started trading on the Nasdaq Stock Market. As a result, the Company’s number of shares of Rezolute common stock was reduced from 8,093,010 shares (pre-split shares) to 161,860 shares (post-split shares).

As of June 30, 2021 and December 31, 2020, there were no contract assets or contract liabilities related to this arrangement. None of the costs to obtain or fulfill the contract were capitalized. No revenue was recognized for the three and six months ended June 30, 2021 and 2020.

The Company reassessed the development and regulatory milestones and concluded that such variable consideration is fully constrained and excluded from the transaction price as of June 30, 2021 and December 31, 2020.

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

In May 2021, the Company earned a $0.5 million milestone from Janssen, upon dosing of the first patient in a Phase 3 clinical trial evaluating one of Janssen’s biologic assets.

As of June 30, 2021 and December 31, 2020, there were no contract assets or contract liabilities related to this arrangement. None of the costs to obtain or fulfill the contract were capitalized. The Company recognized milestone revenue of $0.5 million for the three and six months ended June 30, 2021. No revenue was recognized for the three and six months ended June 30, 2020.

Affimed

The Company and Affimed N.V. (“Affimed”) were parties to a license agreement which was subsequently terminated. In April 2021, the Company and Affimed entered into a new agreement, under which the Company is eligible to receive payments from Affimed on potential future commercial sales related to three innate cell engager (“ICE”) molecules and any product candidates containing the ICE molecules. Additionally, the Company is eligible to receive a milestone for each program upon each product candidate achieving marketing approval.

The Company concluded that the commercial milestone payments are solely dependent on Affimed’s performance and achievement of specified events. The Company determined that it is not probable that a significant cumulative revenue reversal will not occur in future periods for these future payments. Therefore, the commercial milestones are fully constrained and excluded from the transaction price until the respective milestone is achieved. Any consideration related to commercial milestones (including royalties) will be recognized when the related approvals occur and therefore, have also been excluded from the transaction price. At the end of each reporting period, the Company will update its assessment of whether an estimate of variable consideration is constrained and update the estimated transaction price accordingly.

As of June 30, 2021, there were no contract assets or contract liabilities related to this arrangement. None of the costs to obtain or fulfill the contract were capitalized. No revenue was recognized for the three and six months ended June 30, 2021.

NIAID

Prior to the sale of the Company’s biodefense business in 2016, the Company performed services under a $64.8 million multiple-year contract funded with federal funds from NIAID (Contract No. HHSN272200800028C), for development of anti-botulinum antibody product candidates. The contract work was being performed on a cost-plus fixed fee basis over a three-year period. The Company recognized revenue under the arrangement as the services were performed on a proportional performance basis. Consistent with the Company’s other contracts with the U.S. government, invoices were provisional until finalized. The Company operated under provisional rates from 2010 through 2015, subject to adjustment based on actual rates upon agreement with the government. In 2014, upon completion of NIAID’s review of hours and external expenses, XOMA agreed to exclude certain hours and external expenses resulting in a $0.4 million receivable and $0.8 million deferred revenue balances. As of December 31, 2017, the Company wrote off the $0.4 million receivable from NIAID as the likelihood of collection was remote. In October of 2019, NIH, which includes NIAID, notified the Company that it engaged KPMG to perform an audit of the Company’s incurred cost submissions for 2013,

2014 and 2015. The KPMG testing procedures were completed in December 2020. As a result, the Company recognized $1.4 million as estimated refund liabilities owed to NIH on the consolidated balance sheet as of December 31, 2020. The additional $0.6 million liability was recognized as a reduction of revenue from contracts with customers in the consolidated statement of operations and comprehensive income (loss) for the year ended December 31, 2020. The audit remains subject to further review by NIH as part of the contract close-out process, which includes finalization of rates for years 2010 through 2015, and the Company may incur a further liability as a result. The Company had $1.4 million as contingent liabilities on the condensed consolidated balance sheets as of June 30, 2021 and December 31, 2020, related to these matters.

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

The Company recognized $0.4 million and $0.7 million as revenue under units-of-revenue method under these arrangements during the three and six months ended June 30, 2021, respectively. The Company recognized $0.4 million and $0.7 million as revenue under units-of-revenue method under these arrangements during the three and six months ended June 30, 2020, respectively.

As of June 30, 2021, the Company classified $1.5 million and $12.7 million as current and non-current unearned revenue recognized under units-of-revenue method, respectively. As of December 31, 2020, the current and non-current portion of the remaining unearned revenue recognized under units-of-revenue method was $1.5 million and $13.5 million, respectively.

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

Under the terms of the Agenus Royalty Purchase Agreement, the Company paid Agenus $15.0 million. The Company financed $7.5 million of the purchase price with a term loan under its Loan and Security Agreement with Silicon Valley Bank (Note 8).

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

The Company continues to assess that no further payments are probable to be received under this agreement in the near term. Under the cost recovery method, the Company does not expect to recognize any income related to milestones and royalties received until the investment has been fully collected. The Company performed its quarterly impairment assessment and no impairment indicators were identified. Accordingly, no impairment was recorded as of June 30, 2021.

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

At the inception of the agreement, the Company recorded $0.4 million as long-term royalty receivables in its condensed consolidated balance sheet, including the estimated fair value of the Bioasis Contingent Consideration of $0.1 million. Future changes in the estimated fair value of the contingent consideration will be recognized in the other income (expense), net line item of the condensed consolidated statement of operations and comprehensive loss. As of June 30, 2021, there was no change in the fair value of the contingent consideration from its initial value and no amounts were paid during the three and six months ended June 30, 2021. The Company continues to assess that no payments are probable to be received under this agreement in the near term. Under the cost recovery method, the Company does not expect to recognize any income related to milestones and royalties received until the investment has been fully collected. The Company performed its quarterly impairment assessment and no impairment indicators were identified. Accordingly, no impairment was recorded as of June 30, 2021.

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

At the inception of the Second Bioasis Royalty Purchase Agreement, the Company recorded $1.2 million as long-term royalty receivables in its consolidated balance sheet. The Company continues to assess that no payments are probable to be received under the Second Bioasis Royalty Purchase Agreement in the near term. Under the cost recovery method, the Company does not expect to recognize any income related to milestones and other payments until the investment has been fully collected. The Company performed its quarterly impairment assessment and no impairment indicators were identified. Accordingly, no impairment was recorded as of June 30, 2021.

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

At the inception of the agreement, the Company recorded $9.0 million as long-term royalty receivables in its condensed consolidated balance sheet, including the estimated fair value of the Aronora Contingent Consideration of $3.0 million. In September 2019, the Company paid the $3.0 million contingent consideration to Aronora. As the Company receives royalties from Aronora for a product, the Company will recognize the liability for future Royalty Milestones for such product when probable and estimable. The Company continues to assess that no payments are probable to be received under this agreement in the near term. Under the cost recovery method, the Company does not expect to recognize any income related to milestones and royalties received until the investment has been fully collected. The Company performed its quarterly impairment assessment and no impairment indicators were identified. Accordingly, no impairment was recorded as of June 30, 2021.

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

At the inception of the agreement, the Company recorded $10.0 million as long-term royalty receivables in its condensed consolidated balance sheet. The Company continues to assess that no payments are probable to be received under this agreement in the near term. Under the cost recovery method, the Company does not expect to recognize any income related to royalties received until the investment has been fully collected. The Company performed its quarterly impairment assessment and no impairment indicators were identified. Accordingly, no impairment was recorded as of June 30, 2021.

Royalty Purchase Agreement with Viracta Therapeutics, Inc.

On March 22, 2021, the Company entered into a royalty purchase agreement (the “Viracta Royalty Purchase Agreement”) with Viracta Therapeutics, Inc. (“Viracta”). Pursuant to the Viracta Royalty Purchase Agreement, the Company acquired the right to receive future royalties, milestones, and other payments related to two clinical stage drug candidates. The first candidate, DAY101 (pan-RAF kinase inhibitor), is being developed by Day One Biopharmaceuticals, and the second candidate, vosaroxin (topoisomerase II inhibitor), is being developed by Denovo Biopharma. The Company acquired the right to receive (i) up to $54.0 million in potential milestones, potential royalties on sales, if approved, and other payments related to DAY101, excluding up to $20.0 million consideration retained by Viracta; and (ii) up to $57.0 million in potential regulatory and commercial milestones and high single-digit royalties on sales related to vosaroxin, if approved. Under the terms of the Viracta Royalty Purchase Agreement, the Company paid Viracta $13.5 million upon closing of the transaction.

At the inception of the Viracta Royalty Purchase Agreement, the Company recorded $13.5 million as long-term royalty receivables in its condensed consolidated balance sheet. No payments are probable to be received under the Viracta Royalty Purchase Agreement in the near term. Under the cost recovery method, the Company does not expect to recognize any income related to royalties, milestones and other payments until the investment has been fully collected. The Company performed its quarterly impairment assessment and no impairment indicators were identified. Accordingly, no impairment was recorded as of June 30, 2021.

The following table summarizes the long-term royalty receivable activities including acquisitions of royalty rights during the six months ended June 30, 2021 (in thousands):

Balance at December 31, 2020	$34,575
Acquisition of royalty rights:
Viracta	13,500
Balance at June 30, 2021	$48,075

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

Level 1 – Observable inputs, such as unadjusted quoted prices in active markets for identical assets or liabilities.

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

The following tables set forth the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as follows (in thousands):

	Fair Value Measurements at June 30, 2021 Using
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Equity securities	$2,310	$—	$—	$2,310
Liabilities:
Contingent consideration	$—	$—	$75	$75

	Fair Value Measurements at December 31, 2020 Using
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Equity securities	$—	$—	$1,693	$1,693
Liabilities:
Contingent consideration	$—	$—	$75	$75

Transfers to and from Levels 1, 2, and 3 are recognized at the end of the reporting period. During the three and six months ended June 30, 2021, the Company’s equity investment in Rezolute’s common stock transferred from Level 3 to Level 1. In reporting periods prior to June 30, 2021, the Company applied an illiquidity discount to the fair value of Rezolute’s common stock due to the lack of trading volume, resulting in classification as Level 3.  As of June 30, 2021, there was sufficient and consistent trading volume on the Nasdaq Stock Market to provide an estimate of fair value utilizing quoted prices in an active market for the identical securities as of the reporting date, resulting in classification as Level 1. There were no transfers between levels for the three and six months ended June 30, 2020.

Equity Securities

The following table reconciles the beginning and ending balance for the Level 3 financial assets recurring fair value measurement for the six months ended June 30, 2021 (in thousands):

Six Months Ended
June 30,
Balance at December 31, 2020	$1,693
Change in fair value	617
Transfer out of Level 3	(2,310)
Balance at June 30, 2021	$—

The equity securities consisted of an investment in Rezolute’s common stock and are classified on the condensed consolidated balance sheets as current assets as of June 30, 2021, and long-term assets as of December 31, 2020. The reclassification from noncurrent to current assets was due to the equity securities achieving sufficient and consistent trading volume on the Nasdaq Stock Market as of the June 30, 2021 reporting date. The equity securities are revalued each reporting period with changes in fair value recorded in the other income (expense), net line item of the condensed consolidated statements of operations and comprehensive loss.

As of December 31, 2020, the Company and its valuation specialist, valued the equity securities using the closing price for Rezolute’s common stock traded on the Nasdaq Stock Market and adjusted for an illiquidity discount. The inputs that were used to calculate the illiquidity discount were based on observable and unobservable estimates and judgments and therefore were classified as a Level 3 fair value measurement. As the Company has the right and option to sell up to 100,000 shares of Rezolute’s common stock back to Rezolute after December 31, 2019 (Note 4), the fair value of the equity securities was determined by dividing the total shares of Rezolute’s common stock held by the Company into two tranches based on the estimated time to a potential liquidity event.

As of June 30, 2021, the Company valued the equity securities using the closing price for Rezolute’s common stock traded on the Nasdaq Stock Market. The inputs that were used to calculate the fair value of the equity securities were observable prices in active markets and therefore were classified as a Level 1 fair value measurement.

The closing price of Rezolute’s common stock as per the Nasdaq Stock Market was $14.27 and $11.99 as of June 30, 2021 and December 31, 2020, respectively. The estimated fair value of the equity securities as of December 31, 2020 was calculated based on the following assumptions:

	June 30,	December 31,
	2021	2020
Closing common stock price	$14.27	$11.99

Tranche 1:
Discount for lack of marketability	N/A(1)%	12%
Estimated time to liquidity of shares		0.25 year

Tranche 2:
Discount for lack of marketability	N/A(1)%	14%
Estimated time to liquidity of shares		0.67 years

(1)	Due to sufficient and consistent trading volume, the equity investment will be measured at the closing price per the Nasdaq Stock Market as of June 30, 2021. The assumptions related to the unobservable inputs identified above, and any changes in those assumptions thereto, will no longer be considered in determining the fair value of the equity securities.

Contingent Consideration

The estimated fair value of the contingent consideration liability at the inception of the Bioasis Royalty Purchase Agreement represents the future consideration that is contingent upon the achievement of specified development milestones for a product candidate. The fair value measurement is based on significant Level 3 inputs such as anticipated timelines and probability of achieving development milestones of each licensed product candidate. Changes in the fair value of the liability for contingent consideration will be recorded in the other income (expense), net line item of the condensed consolidated statements of operations and comprehensive loss until settlement. As of June 30, 2021, there were no changes in the estimated fair value of the contingent consideration from its initial value of $0.1 million.

7. Lease Agreements

The Company leases one facility in Emeryville, California under an operating lease that expires in February 2023. The lease contains an option to extend the lease for an additional term, however, the Company is not reasonably certain to exercise this option.

The following table summarizes maturity of the Company’s operating lease liabilities as of June 30, 2021 (in thousands):

Operating
Undiscounted lease payments	Leases
2021 (excluding six months ended June 30, 2021)	$98
2022	202
2023	34
Thereafter	—
Total undiscounted lease payments	334
Present value adjustment	(14)
Total net lease liabilities	$320

The following table summarizes the cost components of the Company’s operating leases for the three and six months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Lease costs:
Operating lease cost	$44	$44	$88	$88
Variable lease cost (1)	2	1	5	2
Total lease costs	$46	$45	$93	$90
(1)	Under the terms of the lease agreements, the Company is also responsible for certain variable lease payments that are not included in the measurement of the lease liability. Variable lease payments include non-lease components such as common area maintenance fees.

The following information represents supplemental disclosure for the statement of cash flows related to operating leases (in thousands):

	Six Months Ended June 30,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows under operating leases	$98	$94

The present value assumptions used in calculating the present value of the lease payments as of June 30, 2021 and December 31, 2020 were as follows:

	June 30,	December 31,
	2021	2020
Weighted-average remaining lease term
Operating leases	1.67 years	2.17 years
Weighted-average discount rate
Operating leases	5.51%	5.51%

8. Long-Term Debt and Other Financings

Silicon Valley Bank Loan Agreement

On May 7, 2018 (the “Effective Date”), the Company executed a Loan and Security Agreement (the “Loan Agreement”) with SVB. Under the Loan Agreement, upon the Company’s request, SVB made advances (each, a “Term Loan Advance”) available to the Company up to $20.0 million (the “Term Loan”). The Company was allowed to borrow advances under the Term Loan from the Effective Date until the earlier of March 31, 2019 or an event of default (the “Draw Period”). The interest rate was calculated at a rate equal to the greater of (i) 4.75%, or (ii) 0.25% plus the prime rate as reported from time to time in The Wall Street Journal.

Payments under the Loan Agreement were interest only until the first anniversary of the funding date of each Term Loan Advance. The interest-only period was followed by equal monthly payments of principal and interest over 24 months. Each Term Loan Advance was scheduled to mature at the earlier of (i) the 23 months following the applicable term loan amortization date for each such Term Loan Advance (ii) March 1, 2023, or (iii) 30 days prior to the earliest maturity of any portion of the Company’s loan with Novartis (the “Loan Maturity Date”). After repayment, no Term Loan Advance (or any portion thereof) may be reborrowed. The entire principal balance, including a final payment fee equal to 8.5% of the original principal, was due and payable on the Loan Maturity Date.

In June 2021, the Company repaid its principal balance of $6.5 million and paid the 8.5% final payment fee of $1.4 million to SVB. The Company also paid SVB a prepayment fee of 1% of the outstanding principal balance.

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

As of June 30, 2021, both warrants are outstanding. In addition, both warrants may be exercised on a cashless basis and are exercisable within 10 years from the date of issuance or upon the consummation of certain acquisitions of the Company.

In September 2018, the Company borrowed advances of $7.5 million under the Loan Agreement in connection with the Agenus Royalty Purchase Agreement (Note 5). The Company recorded a discount of $0.3 million against the debt, which was being amortized to interest expense over the term of the Term Loan Advance using the effective interest method.

During the year ended December 31, 2019, the Company borrowed advances totaling $9.5 million under the Loan Agreement in connection with the Aronora Royalty Purchase Agreement, Palo Royalty Purchase Agreement and payment of the Aronora Contingent Consideration (Note 5). The Company recorded a discount of $45,000 against the debt, which was being amortized to interest expense over the term of the Term Loan Advance using the effective interest method.

The Company recorded $0.1 million and $0.2 million of non-cash interest expense resulting from the amortization of the discount and accretion of the final payment for the three and six months ended June 30, 2021, respectively. The Company recorded $0.2 million and $0.4 million of non-cash interest expense resulting from the amortization of the discount and accretion of the final payment for the three and six months ended June 30, 2020, respectively.

As of December 31, 2020, the carrying value of the debt under the Loan Agreement was $11.8 million. Of this amount, $8.1 million was classified as current portion of long-term debt and $3.7 million was classified as long-term debt on the condensed consolidated balance sheet. In June 2021, the Company paid off its entire outstanding principal balance to SVB. Upon repayment of the principal balance, the Company recognized a loss on extinguishment of $0.3 million in the other income (expense), net line item of the condensed consolidated statement of operations for the three and six months ended June 30, 2021. As of June 30, 2021, there was no carrying value of the debt under the Loan Agreement.

Novartis Note

In May 2005, the Company executed a secured note agreement (the “Note Agreement”) with Novartis, which was due and payable in full in June 2015. Under the Note Agreement, the Company borrowed semi-annually to fund up to 75% of the Company’s research and development and commercialization costs under its collaboration arrangement with Novartis, not to exceed $50.0 million in aggregate principal amount. Interest on the principal amount of the loan accrued at six-month LIBOR plus 2% and the interest rate reset in June and December annually. Accrued interest was payable semi-annually in June and December of each year or, at the Company’s election, the semi-annual interest payments could be added to the outstanding principal amount, in lieu of a cash payment, as long as the aggregate principal amount did not exceed $50.0 million. The Company made this election for all interest payments. Loans under the Note Agreement were secured by the Company’s interest in its collaboration with Novartis, including any payments owed to it thereunder. In June 2021, the Company repaid its outstanding principal balance to Novartis of $9.1 million and extinguished its debt obligation.

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

As of December 31, 2020, the outstanding principal balance under the Secured Note Amendment was $9.1 million and was included in long-term debt in the accompanying condensed consolidated balance sheet. In June 2021, the Company repaid its entire outstanding debt balance to Novartis. The repayment of principal did not result in any gain or loss on extinguishment. As of June 30, 2021, there was no carrying value of the debt under the Secured Note Agreement.

Interest Expense

Amortization of debt issuance costs and discounts are included in interest expense. Interest expense in the condensed consolidated statements of operations and comprehensive loss relates to the following debt instruments (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
SVB loan	$135	$356	$373	$739
Novartis note	37	151	88	309
Other	—	1	—	2
Total interest expense	$172	$508	$461	$1,050

9. Common Stock Warrants

As of June 30, 2021 and December 31, 2020, the following common stock warrants were outstanding:

			Exercise Price	June 30,	December 31,
Issuance Date	Expiration Date	Balance Sheet Classification	per Share	2021	2020
February 2016	February 2021	Stockholders’ equity	$15.40	—	8,249
May 2018	May 2028	Stockholders’ equity	$23.69	6,332	6,332
March 2019	March 2029	Stockholders’ equity	$14.71	4,845	4,845
				11,177	19,426

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

Contingent Consideration

Pursuant to the Company’s royalty purchase agreement with Bioasis the Company has committed to pay the Bioasis Contingent Consideration and the Aronora Royalty Milestones. The Company recorded $0.1 million for the Bioasis Contingent Consideration which represents the estimated fair value of these potential future payments at the inception of the agreements. The contingent consideration is remeasured at fair value at each reporting period, with changes in fair value recorded in other income (expense), net. As of June 30, 2021, there were no changes in the estimated fair value of the Bioasis Contingent Consideration from its initial value. The liability for future Aronora Royalty Milestones will be recorded when the amounts by product are estimable and probable. As of June 30, 2021, none of these Aronora Royalty Milestones were assessed to be probable and as such, no liability was recorded on the condensed consolidated balance sheet.

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

The fair value of the stock options granted during the three and six months ended June 30, 2021 and 2020, was estimated based on the following weighted average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Dividend yield	0%	0%	0%	0%
Expected volatility	76%	100%	94%	100%
Risk-free interest rate	1.06%	0.40%	0.77%	0.77%
Expected term	6.00 years	5.93 years	5.68 years	5.66 years

Stock option activity for the six months ended June 30, 2021, was as follows:

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Contractual	Intrinsic
	Number of	Price	Term	Value
	shares	Per Share	(in years)	(in thousands)
Outstanding at January 1, 2021	1,827,906	$20.66	6.31	$51,401
Granted	176,429	37.62
Exercised	(73,575)	13.35
Forfeited, expired or cancelled	(57,115)	71.26
Outstanding at June 30, 2021	1,873,645	$21.00	6.19	$33,125
Exercisable at June 30, 2021	1,535,686	$19.37	5.58	$30,459

The aggregate intrinsic value of stock options exercised during the six months ended June 30, 2021 and 2020 was $1.5 million and $40,000, respectively.

The weighted-average grant-date fair value per share of the options granted during the six months ended June 30, 2021 and 2020 was $27.89 and $16.22, respectively.

As of June 30, 2021, $4.3 million of total unrecognized compensation expense related to stock options is expected to be recognized over a weighted average period of 1.73 years.

Stock-based Compensation Expense

The following table shows total stock-based compensation expense for stock options and ESPP in the condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Research and development	$—	$—	$—	$—
General and administrative	768	773	3,666	2,561
Total stock-based compensation expense	$768	$773	$3,666	$2,561

12. Capital Stock

Series X and Series Y Convertible Preferred Stock

The Company sold directly to Biotechnology Value Fund, L.P. (“BVF”) 5,003 shares of Series X convertible preferred stock in 2017 and 1,252.772 shares of Series Y preferred stock in 2018. There were 5,003 shares of Series X convertible preferred stock and no shares of Series Y convertible preferred stock outstanding as of June 30, 2021, after BVF converted all Series Y preferred stock into common stock on April 15, 2020. The Series X and Series Y convertible preferred stock have the following characteristics, which are set forth in Certificates of Designation of Preferences, Rights and Limitations filed with the Delaware Secretary of State.

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

Depositary Shares Representing Interest in Series B Preferred Stock

On April 9, 2021, the Company sold 1,600,000 depositary shares, each representing a 1/1000th fractional interest in a share of the Company’s Series B Preferred Stock, at the price of $25.00 per depositary share, through a public offering for aggregate gross proceeds of $40.0 million. Total offering costs of $2.9 million were offset against the proceeds from the sale of depositary shares, for net proceeds of $37.1 million.

The spouse of James Neal, the Chief Executive Officer and a director, purchased 8,000 shares of the depositary shares in the public offering at the public offering price of $25.00 per share for an aggregate amount of $0.2 million.

The Series B Preferred Stock has the following characteristics, which are set forth in the Certificate of Designation of 8.375% Series B Cumulative Perpetual Preferred Stock, as corrected, filed with the Delaware Secretary of State.

Dividends— Holders of Series B Preferred Stock shall be entitled to receive cash dividends, when and if declared by the Board of Directors at the rate of 8.375% per annum of the $25,000.00 liquidation preference per share, which equals $2,093.75 per share each year. Such dividends shall be payable quarterly in arrears on or about the 15th calendar day of each January, April, July and October commencing on or about July 15, 2021. The dividends will accumulate and be cumulative from, and including, the date of original issue of the Series B Preferred Stock, on the basis of a 360-day year consisting of twelve 30-day months. Dividends will be payable to holders of record as they appear in the stockholder records of the Company (or the depositary in the case of depositary shares representing underlying Series B Preferred Stock) at the close of business on the applicable dividend record date.

Liquidation Preference - Upon any voluntary or involuntary liquidation, dissolution or winding up of the Company, before any distribution or payment shall be made to holders of shares of Common Stock or any other class or series of capital stock of the Company ranking junior to the Series B Preferred Stock, the holders of shares of Series B Preferred Stock shall be paid out of the assets of the Company, after payment of or provision for the debts and other liabilities and any class or series of capital stock, as to rights upon any voluntary or involuntary liquidation, dissolution or winding up, senior to the Series B Preferred Stock. The Series B Preferred Stock have a par value of $0.05 per share and a liquidation preference of $25,000.00 per share plus any accrued and unpaid dividends.

Redemption and Special Redemption - On and after April 15, 2022, the Company, at its option, may redeem the Series B Preferred Stock, for cash, in whole or in part, at any time or from time to time, as follows: (i) between April 15, 2022 to April 15, 2023, at a redemption price of $26,000.00 per share ($26.00 per depositary share), (ii) between April 15, 2023 to April 15, 2024, at a redemption price of $25,750.00 per share ($25.75 per depositary share), (iii) between April 15, 2024 to April 15, 2025, at a redemption price of $25,500.00 per share ($25.50 per depositary share), (iv) between April 15, 2025 to April 15, 2026, at a redemption price of $25,250.00 per share ($25.25 per depositary share), and (v) after April 15, 2026, at a redemption price of $25,000.00 per share ($25.00 per depositary share), and in each case, plus any accrued and unpaid dividends thereon up to but not including the date fixed for redemption, without interest. If fewer than all of the outstanding shares of Series B Preferred Stock are to be redeemed, the shares to be redeemed will be determined pro rata or by lot. Upon the occurrence of a delisting event or change of control the Company will have the option to redeem the Series B Preferred Stock, in whole or in part, for cash at $25,000.00 per share plus accrued and unpaid dividends.

Conversion - The shares of Series B Preferred Stock are not convertible into or exchangeable for any other property or securities of the Company, except upon the occurrence of a delisting event or a change of control, each holder Series B Preferred Stock will have the right (unless the Company has elected to redeem the Series B Preferred Stock) to convert some or all of the shares of Series B Preferred Stock held by such holder on the delisting event conversion date or change of control conversion date into a number of shares of the common stock (or equivalent value of alternative consideration) per share of Series B Preferred Stock, equal to the lesser of (A) the quotient obtained by dividing (1) the sum of the $25,000.00 per share liquidation preference plus the amount of any accumulated and unpaid dividends up to, but not including, the delisting event conversion date or change of control conversion date, as applicable (unless the delisting event conversion date or change of control conversion date, is after a record date for a Series B Preferred Stock dividend payment and prior to the corresponding Series B Preferred Stock dividend payment date, in which case no additional amount for such accumulated and then remaining unpaid dividend will be included in this sum) by (2) the common stock price (such quotient, the “Conversion Rate”); and (B) 1,253.13 (1.25313 per depositary share) (i.e., the “Share Cap”), subject to certain adjustments described in the Series B Preferred Stock Certificate of Designation.

Voting Rights— Holders of the Series B Preferred Stock generally will have no voting rights, but will have limited voting rights if the issuer fails to pay dividends for six or more quarters (whether or not declared or consecutive) and in certain other events.

Classification—The Company evaluated the convertible preferred stock for liability or equity classification under the applicable accounting guidance and determined that treatment as equity was appropriate.

Dividends

On March 17, 2021, the Company’s Board of Directors declared a cash dividend of $0.71875 per share payable to holders of Series A Preferred Stock, which the Company paid on April 15, 2021. On May 21, 2021, the Company’s Board of Directors declared a cash dividend of $0.53906 per share payable to holders of Series A Preferred Stock and $0.55833 per depositary share of Series B Preferred Stock, payable to holders of depositary shares, on or about July 15, 2021. As of June 30, 2021, the Company held restricted cash of $4.8 million in a segregated account that may only be used to pay dividends on the Series A and Series B Preferred Stock.

BVF Ownership

In February 2020, BVF elected to increase the beneficial ownership limitation of the Series Y preferred stock to 50%, which became effective on April 11, 2020. On April 15, 2020, BVF converted all of its shares of Series Y preferred stock into common stock. As of June 30, 2021, BVF owned approximately 31.2% of the Company’s total outstanding shares of common stock, and if all the Series X convertible preferred shares were converted, BVF would own 52.3% of the Company’s total outstanding shares of common stock. The Company’s Series A Preferred Stock becomes convertible upon the occurrence of specific events and as of June 30, 2021, the contingency was not met, therefore the Series A Preferred Stock is not included in the as-converted ownership calculation. Due to its significant equity ownership, BVF is considered a related party of the Company.

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

13. Income Taxes

The Company recorded an income tax benefit of $1.5 million for the six months ended June 30, 2020, as a result of the Coronavirus Aid, Relief, and Economic Security Act and no income tax provision for the six months ended June 30, 2021. The Company continues to maintain a full valuation allowance against its remaining net deferred tax assets. During the three and six months ended June 30, 2021 the Company received $1.5 million in cash for its income tax receivable.

The Company has a total of $5.9 million of gross unrecognized tax benefits, none of which would affect the effective tax rate upon realization as it currently has a full valuation allowance against its U.S. net deferred tax assets. The reversal of related deferred tax assets will be offset by a valuation allowance, should any of these uncertain tax positions be favorably settled in the future.

The Company does not expect its unrecognized tax benefits to change significantly over the next twelve months. The Company will recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. Through June 30, 2021, the Company has not accrued interest or penalties related to uncertain tax positions.

14. Subsequent Events

Royalty Purchase Agreement with Kuros

On July 14, 2021, the Company entered into a royalty purchase agreement (the “Kuros Royalty Purchase Agreement”) with Kuros Biosciences AG, Kuros US LLC and Kuros Royalty Fund (US) LLC (collectively “Kuros”). Pursuant to the Kuros Royalty Purchase Agreement, XOMA acquired the rights to 100% of the potential future royalties from commercial sales, which are tiered from high-single to low double digits, and up to $25.0 million in pre-commercial milestone payments associated with an existing license agreement related to Checkmate Pharmaceuticals’ vidutolimod (CMP-001), a Toll-like receptor 9 agonist, packaged in a virus-like particle, for an upfront payment of $7.0 million plus potential future sales milestone payments based on net sales of vidutolimod.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and the Private Securities Litigation Reform Act of 1995, which are subject to the “safe harbor” created by those sections. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to them. In some cases you can identify forward-looking statements by words such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential,” “intend” and similar expressions intended to identify forward-looking statements. Examples of these statements include, but are not limited to, statements regarding: our future operating expenses, our future losses, the success of our strategy as a royalty aggregator, the extent to which issued and pending patents may protect the products and processes in which we have an ownership or royalty interest and prevent the use of the covered subject matter by third parties, the potential of our existing product candidates to lead to the development of commercial products, our ability to receive potential milestone or royalty payments under license and collaboration agreements and the timing of receipt of those payments, and the impact of the recent and evolving COVID-19 pandemic. These statements are based on assumptions that may not prove accurate. Actual results could differ materially from those anticipated due to certain risks inherent in the biotechnology industry and for our licensees engaged in the development of new products in a regulated market. Among other things: our product candidates subject to our out-license agreements are still being developed, and our licensees’ may require substantial funds to continue development which may not be available; we may not be successful in entering into out-license agreements for our product candidates; if our therapeutic product candidates do not receive regulatory approval, our third-party licensees will not be able to manufacture and market them; products or technologies of other companies may render some or all of our product candidates noncompetitive or obsolete; we do not know whether there will be, or will continue to be, a viable market for the products in which we have an ownership or royalty interest; even once approved, a product may be subject to additional testing or significant marketing restrictions, its approval may be withdrawn or it may be voluntarily taken off the market; we and our licensees are subject to various state and federal healthcare related laws and regulations that may impact the commercialization of our product candidates and could subject us to significant fines and penalties; and certain of our technologies are in-licensed from third parties, so our capabilities using them are restricted and subject to additional risks. These and other risks, including those related to current economic and financial market conditions, are contained principally in Part II, Item 1A of this Quarterly Report on Form 10-Q and our other filings with the SEC. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q. You should read this Quarterly Report on Form 10-Q completely and with the understanding that our actual future results may be materially different from those we expect. Except as required by law, we assume no obligation to update these forward-looking statements, whether as a result of new information, future events or otherwise.

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

Recent Business Developments

Royalty Purchase Agreements

Kuros Royalty Purchase Agreement

On July 14, 2021, we entered into a royalty purchase agreement (the “Kuros Royalty Purchase Agreement”) with Kuros Biosciences AG, Kuros US LLC and Kuros Royalty Fund (US) LLC (collectively “Kuros”). Pursuant to the Royalty Purchase Agreement, we acquired the rights to 100% of the potential future royalties from commercial sales, which are tiered from high-single to low double digits, and up to $25.0 million in pre-commercial milestone payments associated with an existing license agreement related to Checkmate Pharmaceuticals’ vidutolimod (CMP-001), a Toll-like receptor 9 agonist, packaged in a virus-like particle, for an upfront payment of $7.0 million plus potential future sales milestone payments based on net sales of vidutolimod.

Viracta Royalty Purchase Agreement

On March 22, 2021, we entered into a royalty purchase agreement (the “Viracta Royalty Purchase Agreement”) with Viracta Therapeutics, Inc. (“Viracta”). Pursuant to the Viracta Royalty Purchase Agreement, we acquired the right to receive future royalties, milestones, and other payments related to two clinical stage drug candidates. The first candidate, DAY101 (pan-RAF kinase inhibitor), is being developed by Day One Biopharmaceuticals, and the second candidate, vosaroxin (topoisomerase II inhibitor), is being developed by Denovo Biopharma. We acquired the right to receive (i) up to $54.0 million in potential milestones, potential royalties on sales, if approved, and other payments related to DAY101, excluding up to $20.0 million consideration retained by Viracta; and (ii) up to $57.0 million in potential regulatory and commercial milestones and high single-digit royalties on sales related to vosaroxin, if approved. Under the terms of the Viracta Royalty Purchase Agreement, we paid Viracta $13.5 million upon closing of the transaction.

Public Offering of Depositary Shares Representing Interest in Series B Preferred Stock

In April 2021, we closed a public offering of 1,600,000 depositary shares, each representing a 1/1000th fractional interest in a share of our 8.375% Series B cumulative, perpetual preferred stock (“Series B Preferred Stock”) at the price of $25.00 per depositary share. Total gross proceeds from the offering were $40.0 million. Total offering costs of $2.9 million were offset against the proceeds from the sale of depositary shares, for net proceeds of $37.1 million. On May 21, 2021, we declared a cash dividend of $0.55833 per depositary share payable to holders of depositary shares on or about July 15, 2021. As of June 30, 2021, we held restricted cash of $4.8 million in a segregated account that may only be used to pay dividends on the Series A cumulative, perpetual preferred stock (“Series A Preferred Stock”) and Series B Preferred Stock.

Silicon Valley Bank Loan Extinguishment

In June 2021, we repaid our principal balance of $6.5 million and paid the 8.5% final payment fee of $1.4 million to Silicon Valley Bank (“SVB”). We recognized a non-cash loss on extinguishment of $0.3 million in the other income (expense), net line item of the condensed consolidated statement of operations. No outstanding principal balance remained under the loan agreement with SVB as of June 30, 2021.

Novartis Note Extinguishment

In June 2021, we repaid our outstanding principal balance to Novartis Pharma AG (“Novartis”) of $9.1 million. No amount was recorded as an extinguishment gain or loss in the other income (expense), net line item of the condensed consolidated statement of operations. No outstanding principal balance remained under the note agreement with Novartis as of June 30, 2021.

Portfolio Updates

On May 3, 2021, we announced we earned a $0.5 million milestone from Janssen Biotech, Inc. (“Janssen”), upon dosing of the first patient in a Phase 3 clinical trial evaluating one of Janssen’s biologic assets.

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

Critical Accounting Policies

Critical accounting policies are those that require significant judgment and/or estimates by management at the time that the financial statements are prepared such that materially different results might have been reported if other assumptions had been made. We consider certain accounting policies including those related to legal contingencies, revenue recognition under units-of-revenue method and stock-based compensation to be critical policies. There have been no significant changes in our critical accounting policies during the three and six months ended June 30, 2021, as compared with those previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 10, 2021.

Our significant accounting policies are included in “Part I - Item 1 – Condensed Consolidated Financial Statements - Note 2 – Basis of Presentation and Significant Accounting Policies.”

Results of Operations

Revenues

Total revenues for the three and six months ended June 30, 2021 and 2020, were as follows (in thousands):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2021	2020	Change	2021	2020	Change
Revenue from contracts with customers	$525	$53	$472	$544	$553	$(9)
Revenue recognized under units-of-revenue method	376	391	(15)	731	695	36
Total revenues	$901	$444	$457	$1,275	$1,248	$27

Revenue from Contracts with Customers

Revenue from contracts with customers includes upfront fees, milestone payments and royalties related to the out-licensing of our product candidates and technologies.

The increase for the three months ended June 30, 2021, as compared to the same period in 2020, was primarily due to $0.5 million of milestone revenue recognized in the second quarter of 2021 related to a milestone event under our license agreement with Janssen. The decrease for the six months ended June 30, 2021, as compared to the same period in 2020, was negligible.

The generation of future revenues related to licenses, milestones, and royalties is dependent on the achievement of milestones or product sales by our existing licensees. Due to the impact of COVID-19 on clinical trial activities of our licensees, potential milestone payments may be delayed.

Revenue recognized under units-of-revenue method

Revenues recognized under the units-of-revenue method include the amortization of unearned revenue from the sale of royalty interests to HealthCare Royalty Partners II, L.P (“HCRP”) in 2016. The fluctuation in revenues for the three and six months ended June 30, 2021, as compared to the same periods in 2020, was due to the change in sales of products underlying the agreements with HCRP.

Research and Development Expenses

Research and development (“R&D”) expenses were $38,000 and $0.1 million for the three and six months ended June 30, 2021, respectively, which was consistent with $38,000 and $0.1 million for the same periods in 2020.

We do not expect to incur substantial R&D expenses in 2021 due to the focus on our royalty aggregator business model.

General and Administrative Expenses

General and administrative (“G&A”) expenses include salaries and related personnel costs, professional fees, and facilities costs. G&A expenses were $3.9 million and $10.7 million for the three and six months ended June 30, 2021, respectively, compared to $3.6 million and $9.9 million for the same periods in 2020.

The increase of $0.3 million for the three months ended June 30, 2021, as compared to the same periods of 2020, was primarily due to a $0.3 million increase in salaries and related expenses.

The increase of $0.8 million for the six months ended June 30, 2021, as compared to the same period of 2020, was primarily due to a $1.6 million increase in salaries and related expenses (including an increase of $1.1 million in non-cash stock compensation expense), $0.3 million increase in legal and audit fees and a $0.3 million increase in consulting and deal costs, partially offset by a $1.4 million decrease in bad debt expense.

To support our royalty aggregator business model, we engage third parties to assist in our evaluation of potential acquisitions of milestone and royalty streams. While we expect our personnel related costs to be comparable in 2021 with 2020, consulting expenses may increase in response to an increase in the volume of acquisition targets evaluated or completed.

Other Income (Expense)

Interest Expense

Amortization of debt issuance costs and discounts are included in interest expense. Interest expense is shown below for the three and six months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2021	2020	Change	2021	2020	Change
SVB loan	$135	$356	$(221)	$373	$739	$(366)
Novartis note	37	151	(114)	88	309	(221)
Other	—	1	(1)	—	2	(2)
Total interest expense	$172	$508	$(336)	$461	$1,050	$(589)

The decrease in interest expense for the three and six months ended June 30, 2021, as compared with the same period in 2020, is primarily due to the repayment of our SVB and Novartis loans in June 2021 in addition to lower interest rates in 2021.

Other Income (Expense), Net

The following table shows the activity in other income (expense), net for the three and six months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2021	2020	Change	2021	2020	Change
Other income (expense), net
Change in fair value of equity securities	$1,289	$123	$1,166	$617	$(150)	$767
Investment income	10	2	8	20	148	(128)
Other	—	1	(1)	5	1	4
Total other income (expense), net	$1,299	$126	$1,173	$642	$(1)	$643

The increase in other income (expense), net for the three and six months ended June 30, 2021, as compared with the same period of 2020 is primarily due the change in fair value of equity securities.

We own equity securities consisting of shares of Rezolute’s common stock which are remeasured at fair value at each reporting period. For the three and six months ended June 30, 2021, we remeasured the fair value of the equity securities and recognized a gain of $1.3 million and $0.6 million, respectively. For the three and six months ended June 30, 2020, we recognized a remeasurement gain of $0.1 million and a loss of $0.2 million, respectively.

Provision for Income Taxes

We recorded an income tax benefit of $1.5 million for the six months ended June 30, 2020 as a result of the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act which was enacted on March 27, 2020. The CARES Act includes a five-year net operating loss (“NOL”) carryback provision which enabled us to recognize the tax benefits on the carry back of our net operating losses from 2018 to offset income in 2017. During the six months ended June 30, 2021, we received $1.5 million in cash for our income tax receivable. We made no tax provision for the three and six months ended June 30, 2021, since we incurred net operating losses. We continue to maintain a full valuation allowance against our remaining net deferred tax assets.

Liquidity and Capital Resources

The following table summarizes our cash, working capital and cash flow activities for each of the periods presented (in thousands):

	June 30,	December 31,
	2021	2020	Change
Cash	$78,945	$84,222	$(5,277)
Working capital	$80,964	$75,763	$5,201

	Six Months Ended June 30,
	2021	2020	Change
Net cash used in operating activities	$(4,889)	$(5,150)	$261
Net cash used in investing activities	(13,500)	—	(13,500)
Net cash provided by (used in) financing activities	15,810	(2,047)	17,857
Net decrease in cash	$(2,579)	$(7,197)	$4,618

Cash Used in Operating Activities

Net cash used in operating activities for the six months ended June 30, 2021 of $4.9 million was primarily due to the $9.6 million net loss incurred, partially offset by stock-based compensation expense of $3.7 million and change in assets and liabilities of $1.0 million which includes $1.5 million in cash refund for income tax receivables. Net cash used in operating activities for the six months ended June 30, 2020 of $5.2 million was primarily due to the $8.3 million net loss incurred, partially offset by stock-based compensation expense of $2.6 million.

Cash Used in Investing Activities

Net cash used in investing activities for the six months ended June 30, 2021 of $13.5 million was due to the $13.5 million payment pursuant to the Viracta Royalty Purchase Agreement executed in March 2021. No cash was provided by or used in investing activities for the six months ended June 30, 2020.

Cash Provided by (Used in) Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2021 of $15.8 million was primarily due to the receipt of net cash proceeds of $37.1 million from our public offering of Series B Preferred Stock, $1.0 million net cash provided from the exercise of stock options after related tax payments, partially offset by $4.3 million related to principal payments on debt, $17.1 million cash used to extinguish outstanding loans and $0.7 million payment of dividends on our Series A Preferred Stock. Net cash used in financing activities for the six months ended June 30, 2020, of $2.0 million was primarily related to principal payments of debt.

Public Offering of Series A Preferred Stock

In December 2020, we sold 984,000 shares of 8.625% Series A Preferred Stock at the price of $25.00 per share, through a public offering for aggregate gross proceeds of $24.6 million. Total offering costs of $2.0 million were offset against the proceeds from the sale of Series A Preferred Stock, for net proceeds of $22.6 million. Holders of our Series A Preferred Stock are entitled to receive, when and as declared by our Board of Directors, out of funds legally available for the payment of dividends, cumulative cash dividends at the rate of 8.625% of the $25.00 liquidation preference per year (equivalent to $2.15625 per share of Series A Preferred Stock per year). Dividends on the Series A Preferred Stock will accumulate and be cumulative from, and including, the date of original issue by us of the Series A Preferred Stock. Dividends will be payable in arrears on or about the 15th day of January, April, July and October beginning on or about April 15, 2021.

Public Offering of Depositary Shares Representing Interest in Series B Preferred Stock

In April 2021, we closed a public offering of 1,600,000 depositary shares, each representing a 1/1000th fractional interest in a share of our Series B Preferred Stock at the price of $25.00 per depositary share. Total gross proceeds from the offering were $40.0 million. Total offering costs of $2.9 million were offset against the proceeds from the sale of depositary shares, for net proceeds of $37.1 million.

Holders of depositary shares representing interests in the Series B Preferred Stock are entitled to receive, when and as declared by our Board of Directors, out of funds legally available for the payment of dividends, cumulative cash dividends at the rate of 8.375% of the $25,000 liquidation preference per share of Series B Preferred Stock ($25.00 per depositary share) per year, which is equivalent to $2,093.75 per share of Series B Preferred Stock ($2.09375 per depositary share) per year. Dividends on the Series B Preferred Stock will accumulate and be cumulative from, and including, the date of original issue by us of the Series B Preferred Stock. Dividends will be payable in arrears on or about the 15th day of January, April, July and October beginning on or about July 15, 2021.

Dividends

On March 17, 2021, our Board of Directors declared a cash dividend of $0.71875 per share payable to holders of Series A Preferred Stock, which we paid on April 15, 2021. On May 21, 2021, our Board of Directors declared a cash dividend of $0.53906 per share payable to holders of our Series A Preferred Stock and a cash dividend of $0.55833 per depositary share of Series B Preferred Stock, payable to holders of our depositary shares, on or about July 15, 2021. As of June 30, 2021, we held restricted cash of $4.8 million in a segregated account that may only be used to pay dividends on our Series A Preferred Stock and Series B Preferred Stock underlying the depositary shares.

Silicon Valley Bank Loan Extinguishment

In June 2021, we repaid our principal balance of $6.5 million and paid the final payment of $1.4 million to SVB. We recognized a non-cash loss on extinguishment of $0.3 million in the other income (expense), net line item of the condensed consolidated statement of operations. No outstanding principal balance remained under the loan agreement with SVB as of June 30, 2021.

Novartis Note Extinguishment

In June 2021, we repaid our outstanding principal balance to Novartis of $9.1 million. No amount was recorded as an extinguishment gain or loss in the other income (expense), net line item of the condensed consolidated statement of operations. No outstanding principal balance remained under the note agreement with Novartis as of June 30, 2021.

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

***

We have incurred significant operating losses since our inception and have an accumulated deficit of $1.2 billion as of June 30, 2021. As of June 30, 2021, we had $78.9 million and $4.8 million in unrestricted and restricted cash, respectively, which we anticipate will enable us to maintain our operations for a period of at least 12 months following the filing date of this report.

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

●

Our acquisitions of potential future royalty and/or milestone payments may not produce anticipated revenues and/or may be negatively affected by a default or bankruptcy of the licensor(s) or licensee(s), and if such transactions are secured by collateral, we may be, or may become, under-secured by the collateral or such collateral may lose value and we will not be able to recuperate our capital expenditures associated with the acquisition.

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

●

We depend on our licensees and royalty-agreement counterparties for the determination of royalty and milestone payments. While we typically have primary or back-up rights to audit our licensees and royalty-agreement counterparties, the independent auditors may have difficulty determining the correct royalty calculation, errors may be undetectable and payment calculations may call for retroactive adjustments. We may have to exercise legal remedies to resolve any disputes resulting from any such audit.

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

●

We rely heavily on license and collaboration relationships, and any disputes or litigation with our licensees, collaborators and their partners or termination or breach of any of the related agreements could reduce the financial resources available to us. In the event of any disagreement that cannot be resolved satisfactorily to us, we may end up being paid less than anticipated on such product or involved in costly and time-consuming litigation, which could materially adversely affect our financial condition, results of operation and future prospects.

●

Our potential milestone and royalty providers may rely on third parties to provide services in connection with their product candidate development and manufacturing programs. The inadequate performance by or loss of any of these service providers could adversely affect our potential milestone and royalty providers’ product candidate development.

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

●

We have a continuing obligation to pay quarterly dividends to holders of our Series A Preferred Stock and Series B Preferred Stock, which will be an on-going expenditure for us and may limit our ability to borrow additional funds.

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

Biopharmaceutical product sales may be lower than expected due to a number of reasons, including pricing pressures, insufficient demand, product competition, failure of clinical trials, lack of market acceptance, obsolescence, loss of patent protection, government regulations, the impact of the COVID-19 global pandemic or other factors and development-stage product candidates may fail to reach the market. Unexpected side effects, safety or efficacy concerns can arise with respect to a product, leading to product recalls, withdrawals, declining sales or litigation. As a result, payments of our future potential milestones and/or royalties may be reduced or cease. In addition, these potential payments may be delayed, causing our near-term financial performance to be weaker than expected.

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

The royalty, milestone and other payments we may receive are dependent on our licensees and royalty agreement counterparties and their licensees’ achievement of regulatory and developmental milestones and product sales. Each licensee’s calculation of the royalty payments is subject to and dependent upon the adequacy and accuracy of its sales and accounting functions, and errors may occur from time to time in the calculations made by a licensee and/or a licensee may fail to report the achievement of royalties or milestones in whole or in part. Our license and royalty agreements typically provide us the primary or back-up right to audit the calculations and sales data for the associated royalty payments; however, such audits may occur many months following our recognition of the royalty revenue, may require us to adjust our royalty revenues in later periods and may require expense on our part. Further, our licensees and royalty-agreement counterparties may be uncooperative or have insufficient records, which may complicate and delay the audit process.

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

The rules and interpretations of the SEC and the courts, relating to the definition of "investment company" are very complex. While we currently intend to conduct our operations so that we will not be an investment company under applicable SEC interpretations, we can provide no assurance that the SEC would not take the position that the Company would be required to register under the Investment Company Act of 1940 (the “‘40 Act”) and comply with the ‘40 Act’s registration and reporting requirements, capital structure requirements, affiliate transaction restrictions, conflict of interest rules, requirements for disinterested directors, and other substantive provisions. We monitor our assets and income for compliance under the ‘40 Act and seek to conduct our business activities to ensure that we do not fall within its definitions of “investment company,” or that we qualify under one of the exemptions or exclusions provided by the ‘40 Act and corresponding SEC regulations. If we were to become an “investment company” and be subject to the restrictions of the ‘40 Act, those restrictions would likely require significant changes in the way we do business and add significant administrative costs and burdens to our operations. To ensure that we do not fall within the ‘40 Act, we may need to take various actions which we might otherwise not pursue. These actions may include restructuring the Company and/or modifying our mixture of assets and income or a liquidation of certain of our assets.

Our licensees or royalty-agreement counterparties or their licensees could be subject to natural disasters, public health crises, political crises and other catastrophic events that could hinder or disrupt development efforts.

We depend on our licensees and royalty-agreement counterparties and their licensees to successfully develop and commercialize product candidates for which we may receive milestone, royalty and other payments in the future. Our licensees and royalty-agreement counterparties and their licensees operate research and development efforts in various locations in the United States and internationally. If any of their facilities is affected by natural disasters, such as earthquakes, tsunamis, power shortages or outages, floods or monsoons, public health crises, such as pandemics and epidemics, political crises, such as terrorism, war, political instability, labor disputes or strikes, other conflict, or other events outside of their control, their research and development efforts could be disrupted, which could result in the delay or discontinuation of development of one or more of the product candidates in which we have rights to future milestone and/or royalty payments which could have a material adverse effect on our business, results of operations and prospects.

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

We have incurred significant operating losses and negative cash flows from operations since our inception. Although we generated net income of $13.3 million and positive cash flows from operations of $10.1 million for the year ended December 31, 2020, we had net losses of $2.0 million for the year ended December 31, 2019. As of June 30, 2021, we had an accumulated deficit of $1.2 billion. We do not know whether we will ever achieve sustained profitability or whether cash flow from future operations will be sufficient to meet our needs.

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

Our royalty aggregator strategy may require us to raise additional funds to acquire milestone and royalty interests; we cannot be certain that funds will be available or available at an acceptable cost of capital, and if they are not available, we may be unsuccessful in acquiring milestone and royalty interests to sustain the business in the future.*

We may need to commit substantial funds to continue our business, and we may not be able to obtain sufficient funds on acceptable terms, if at all. Any additional debt financing or additional equity that we raise may contain terms that are not favorable to us and/or result in dilution to our stockholders, including pursuant to our 2018 ATM Agreement, as amended. Our Series A Preferred Stock and Series B Preferred Stock, while not dilutive, includes dividends and required that we establish a segregated cash account adequate to fund the dividends. If we raise additional funds through licensing arrangements with third parties, we may be required to relinquish some rights to our technologies or our product candidates, grant licenses on terms that are not favorable to us or enter into a license arrangement for a product candidate at an earlier stage of development or for a lesser amount than we might otherwise choose.

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

We have a continuing obligation to pay quarterly dividends to holders of our Series A Preferred stock and Series B Preferred Stock, which will be an on-going expenditure for us and may limit our ability to borrow additional funds.*

Holders of our Series A Preferred Stock are entitled to receive, when and as declared by our Board of Directors, out of funds legally available for the payment of dividends, cumulative cash dividends at the rate of 8.625% of the $25.00 liquidation preference per year (equivalent to $2.15625 per year). Dividends on the Series A Preferred Stock will accumulate and be cumulative from, and including, the date of original issue by us of the Series A Preferred Stock. Dividends will be payable in arrears on or about the 15th day of January, April, July and October beginning on or about April 15, 2021. In the event of any voluntary or involuntary liquidation, dissolution or winding up of our affairs, the holders of shares of Series A Preferred Stock are entitled to be paid out of our assets legally available for distribution to our stockholders a liquidation preference of $25.00 per share, plus an amount equal to any accumulated and unpaid dividends up to the date of payment (whether or not declared), before any distribution or payment may be made to holders of shares of common stock or any other class or series of our equity stock ranking, as to liquidation rights, junior to the Series A Preferred Stock. On and after December 15, 2021, the shares of Series A Preferred Stock will be redeemable at our option, in whole or in part, at redemption prices ranging from $26.00 per share to $25.00 per share, plus any accrued and unpaid dividends, depending on the date of redemption.

Holders of depositary shares representing interests in our Series B Preferred Stock are entitled to receive, when and as declared by our Board of Directors, out of funds legally available for the payment of dividends, cumulative cash dividends at the rate of 8.375% of the $25,000 liquidation preference per share of Series B Preferred Stock ($25.00 per depositary share) per year (equivalent to $2,093.75 per year or $2.09375 per depositary share). Dividends on the Series B Preferred Stock will accumulate and be cumulative from, and including, the date of original issue by us of the Series B Preferred Stock. Dividends will be payable in arrears on or about the 15th day of January, April, July and October beginning on or about July 15, 2021. As of June 30, 2021, we held restricted cash of $4.8 million in a segregated account that may only be used to pay dividends on our Series A and Series B Preferred Stock.

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

The holders of our preferred stock have rights that are senior to those of our common stockholders.*

At June 30, 2021, we had issued and outstanding 984,000 shares of Series A Preferred Stock with a liquidation preference of $25.00 per share, plus an amount equal to any accumulated and unpaid dividends up to the date of payment (whether or not declared). Additionally, as of April 9, 2021, we had issued and outstanding 1,600,000 depositary shares, each representing a 1/1000th fractional interest in a share of our Series B Preferred Stock with a liquidation preference of $25,000 per share of Series B Preferred Stock ($25.00 per depositary share), plus an amount equal to any accumulated and unpaid dividends up to the date of payment (whether or not declared). Our preferred stock is senior to our shares of common stock in right of payment of dividends and other distributions. In the event of our bankruptcy, dissolution or liquidation, the holders of our preferred stock must be satisfied before any distributions can be made to our common stockholders.

Information available to us about the biopharmaceutical products underlying the potential royalties we buy may be limited and therefore our ability to analyze each product and its potential future cash flow may be similarly limited.

We may have limited information concerning the products generating the future potential milestones and royalties we are evaluating for acquisition. Often, the information we have regarding products following our acquisition of a potential milestone or royalty may be limited to the information that is available in the public domain. Therefore, there may be material information that relates to such products that we would like to know but do not have and may not be able to obtain. For example, we do not always know the results of studies conducted by marketers of the products of others or the nature or number of any complaints from doctors or users of such products. In addition, the market data that we obtain independently may also prove to be incomplete or incorrect. Due to these and other factors, the actual potential cash flow from a potential royalty may be significantly lower than our estimates.

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

Reductions or declines in income from potential milestones and royalties, or significant reductions in potential milestone or royalty payments compared to expectations, or impairments in the value of potential milestones and royalties acquired could have a material adverse effect on our financial condition and results of operations.

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

Agreements with other third parties, many of which are material to our business, expose us to numerous risks and have caused us to incur additional liabilities.

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

Even if we are able to successfully identify and acquire or in-license new products, product candidates, programs or companies, we may not be able to successfully manage the risks associated with integrating any products, product candidates, programs or companies into our business or the risks arising from anticipated and unanticipated problems in connection with an acquisition or in-licensing. Further, while we seek to mitigate risks and liabilities of potential acquisitions through, among other things, due diligence, indemnification and risk allocation, there may be risks and liabilities that such due diligence efforts fail to discover, that are not disclosed to us, or that we inadequately assess. Any failure in identifying and managing these risks and uncertainties effectively would have a material adverse effect on our business. In any event, we may not be able to realize the anticipated benefits of any acquisition or in-licensing for a variety of reasons, including the possibility that a product candidate fails to advance to clinical development, proves not to be safe or effective in clinical trials, or that a product fails to reach its forecasted commercial potential or that the integration of a product, product candidate, program or company gives rise to unforeseen difficulties and expenditures. Any failure in identifying and managing these risks and uncertainties would have a material adverse effect on our business.

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

If our potential royalty providers succeed in bringing our product candidates to the market, they may not be considered cost effective, and reimbursement to the patient may not be available or may not be sufficient to allow our potential royalty providers to sell the products on a competitive basis. In both the United States and elsewhere, sales of medical products and treatments are dependent, in part, on the availability of coverage and adequate reimbursement from third-party payors, such as government and private insurance plans. Significant uncertainty exists as to the coverage and reimbursement status of any products for which our potential royalty providers may obtain regulatory approval. Even if coverage is available, the associated reimbursement rate may not be adequate for our potential royalty providers to cover related marketing costs. Additionally, coverage and reimbursement policies for drug products can differ significantly from payor to payor as there is no uniform policy of coverage and reimbursement for drug products among third-party payors in the United States. Therefore, the process of obtaining coverage and reimbursement is often time-consuming and costly. Thus, even if our partners’ product candidates are approved by the FDA, our royalty partners may not be able to price the products effectively or obtain coverage and adequate reimbursement for their products, which could adversely affect the royalties we receive.

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

Even approved and marketed products are subject to risks relating to changes in the market for such products. Introduction or increased availability of generic or biosimilar versions of products can alter the market acceptance of branded products. In addition, unforeseen safety issues may arise at any time, regardless of the length of time a product has been on the market which may lead to litigation, increased costs and delays or removal of the product from the market.

We are exposed to an increased risk of product liability claims.

The testing, marketing and sales of medical products entails an inherent risk of allegations of product liability. In the past, we were party to product liability claims filed against Genentech Inc. and, even though Genentech agreed to indemnify us in connection with these matters and these matters have been settled, there can be no assurance other product liability lawsuits will not result in defense costs and/or liability to us or that our insurance or contractual arrangements will provide us with adequate protection against such liabilities. In the event of one or more large, unforeseen awards of damages against us, our product liability insurance may not provide adequate coverage. A significant product liability claim for which we were not adequately covered by insurance or indemnified by a third party would have to be paid from cash or other assets, which could have an adverse effect on our business, financial condition and the value of our common stock. To the extent we have sufficient insurance coverage, such a claim would presumably result in higher subsequent insurance rates. In addition, product liability claims can have various other ramifications, regardless of merit or eventual outcome, including loss of future sales opportunities, discontinuation of clinical trials, increased costs associated with replacing products, a negative impact on our goodwill and reputation, costs to defend litigation, and divert our management’s attention from our business, each of which could also adversely affect our business and operating results.

If we and our potential royalty providers are unable to protect our intellectual property, in particular patent protection for principal products, product candidates and processes in which we have an ownership or royalty interest, and prevent the use of the covered subject matter by third parties, our potential royalty providers’ ability to compete in the market will be harmed, and we may not realize our profit potential.*

We and our potential royalty providers rely on patent protection, as well as a combination of copyright, trade secret, and trademark laws to protect our proprietary technology and prevent others from duplicating our products or product candidates. However, these means may afford only limited protection and may not:

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

If certain patents issued to others are upheld or if certain patent applications filed by others are issued and upheld, our potential royalty providers may require licenses from others to develop and commercialize certain potential products in which we have an ownership or royalty interest. These licenses, if required, may not be available on acceptable terms, or may trigger contractual royalty offset clauses in our license agreements, or those of our royalty-agreement counterparties. We may become involved in litigation to determine the proprietary rights of others, and any such litigation will presumably be costly, time consuming, may not be adequately covered by insurance and may have other adverse effects on our business, such as inhibiting our potential royalty providers’ ability to compete in the marketplace and absorbing significant management time.

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

In addition, periodic maintenance fees, renewal fees, annuity fees and various other governmental fees on patents and or applications will be due to the U.S. and various foreign patent offices at various points over the lifetime of our and our licensees’ patents and/or applications. We have systems in place to remind us to pay these fees, and we rely on our outside patent annuity service to pay these fees when due. Additionally, the U.S. and various foreign patent offices require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. We employ reputable law firms and other professionals to help us comply, and in many cases, an inadvertent lapse can be cured by payment of a late fee or by other means in accordance with rules applicable to the particular jurisdiction. However, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. If such an event were to occur, it could have a material adverse effect on our business.

Litigation regarding intellectual property and/or the enforcement of our contractual rights against licensees and third parties can be costly and expose us to risks of counterclaims against us.

We may be required to engage in litigation or other proceedings to protect our intellectual property and/or enforce our contractual rights against former or current licensees or third parties, including third-party collaborators of such licensees. The cost to us of this litigation, even if resolved in our favor, could be substantial and parties to such litigation may be able to sustain the cost of such litigation and proceedings more effectively than we can if they have substantially greater resources than us. Such litigation and any negotiations leading up to it also may be time-consuming and could divert management’s attention and resources. If this litigation is resolved against us, we may lose the value associated with contract rights contained in our arrangements with licensees and third parties, our patents may be declared invalid, and we could be held liable for significant damages. While it is our current plan to pursue, on a selective basis, potential material contractual breaches against licensees and third parties (including third-party collaborators of licensees) and/or infringement of our intellectual property rights or technology, there can be no assurance that any such enforcement actions will be successful, or if successful, the timing of such success or that we will have sufficient capital to prosecute any such actions to a successful conclusion.

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

We had 11 employees as of August 2, 2021. We may require additional experienced executive, accounting, legal, administrative and other personnel from time to time in the future. There is intense competition for the services of these personnel, especially in California. Moreover, we expect that the high cost of living in the San Francisco Bay Area, where our headquarters is located, may impair our ability to attract and retain employees in the future. If we do not succeed in attracting new personnel and retaining and motivating existing personnel, our business may suffer and we may be unable to implement our current initiatives or grow effectively.

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

Healthcare reform measures and other statutory or regulatory changes could adversely affect our business.*

The United States and some foreign jurisdictions have enacted or are considering a number of legislative and regulatory proposals to change the healthcare system in ways that could affect our potential royalty providers’ ability to sell products in which we have ownership or and royalty interests, if approved, profitably. Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and expanding access. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives. Since January 2017, President Trump signed several executive orders and other directives designed to delay, circumvent, or loosen certain requirements mandated by ACA. Concurrently, Congress considered legislation that would repeal or repeal and replace all or part of ACA. While Congress has not passed comprehensive repeal legislation, several bills affecting the implementation of certain taxes under the ACA have been signed into law. The Tax Cuts and Jobs Act of 2017, or Tax Act, includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. In addition, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the ACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January l, 2021, also eliminated the health insurer tax. The Bipartisan Budget Act of 2018, or the BBA, among other things, amends the ACA, effective January 1, 2019, to increase from 50 percent to 70 percent the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole”. On, June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the ACA will remain in effect in its current form. Further, prior to the U.S. Supreme Court ruling, President Biden issued an executive order that initiated a special enrollment period from February 15, 2021 through August 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is possible that the ACA will be subject to judicial or Congressional challenges in the future.  It is unclear how other such challenges, and the healthcare reform measures will impact the ACA and our business.

Other legislative changes have also been proposed and adopted since the ACA was enacted. For example, the Budget Control Act of 2011 resulted in aggregate reductions in Medicare payments to providers of up to two percent per fiscal year, starting in 2013 and, due to subsequent legislative amendments to the statute, including the BBA, will remain in effect through 2030 unless additional Congressional action is taken. However, COVID-19 relief support legislation suspended the 2% Medicare sequester from May 1, 2020 through December 31, 2021. In addition, the American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several types of providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Such laws, and others that may affect our business that have been recently enacted or may in the future be enacted, may result in additional reductions in Medicare and other healthcare funding.

Also, there has been heightened governmental scrutiny recently in the U.S. over pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. At the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020 and September 13, 2020, the Trump administration announced several executive orders related to prescription drug pricing that attempt to implement several of the administration’s proposals. The FDA also released a final rule, effective November 30, 2020, implementing a portion of the importation executive order providing guidance for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1,

2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed pending review by the Biden administration until January 1, 2023. On November 20, 2020, CMS issued an interim final rule implementing President Trump’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. On December 28, 2020, the United States District Court in Northern California issued a nationwide preliminary injunction against implementation of the interim final rule. On January 13, 2021, in a separate lawsuit brought by industry groups in the U.S. District of Maryland, the government defendants entered a joint motion to stay litigation on the condition that the government would not appeal the preliminary injunction granted in the U.S. District Court for the Northern District of California and that performance for any final regulation stemming from the MFN Model interim final rule shall not commence earlier than sixty (60) days after publication of that regulation in the Federal Register. However, it is unclear whether the Biden administration will work to reverse these measures or pursue similar policy initiatives. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, and restrictions on certain product access. In some cases, such legislation and regulations have been designed to encourage importation from other countries and bulk purchasing.

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

We and our potential milestone and royalty providers are subject to various state and federal healthcare-related laws and regulations that if violated may impact the commercialization of our product candidates for which we possess milestone or royalty rights or could subject us to significant fines and penalties.

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

The federal false claims laws, including the False Claims Act, and civil monetary penalties laws prohibit, among other things, persons and entities from knowingly filing, or causing to be filed, a false claim to, or the knowing use of false statements to obtain payment from the federal government. Certain suits filed under the False Claims Act, known as “qui tam” actions, can be brought by any individual on behalf of the government and such individual, commonly known as a

“whistleblower” or “relator,” may share in any amounts paid by the entity to the government in fines or settlement. The filing of qui tam actions has caused a number of pharmaceutical, medical device and other healthcare companies to have to defend and/or settle a False Claims Act action.

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

We are subject to the U.S. Foreign Corrupt Practices Act and other anti-corruption laws, as well as export control laws, import and customs laws, trade and economic sanctions laws and other laws governing our operations.*

We are subject to the U.S. Foreign Corrupt Practices Act and other anti-corruption laws, as well as export control laws, import and customs laws, trade and economic sanctions laws and other laws governing our operations. Our operations are subject to anti-corruption laws including the U.S. Foreign Corrupt Practices Act of 1977, as amended the (“FCPA”), the U.S. domestic bribery statute contained in 18 U.S.C. §201, the U.S. Travel Act, and other anti-corruption laws that apply in countries where we do business. The FCPA and these other laws generally prohibit us and our employees and intermediaries from authorizing, promising, offering, or providing, directly or indirectly, improper or prohibited payments, or anything else of value, to government officials or other persons to obtain or retain business or gain some other business advantage. We and the royalty agreement counterparties and licensees who generate our royalties operate in a number of jurisdictions that pose a high risk of potential FCPA violations, and we participate in collaborations and relationships with third parties whose corrupt or illegal activities could potentially subject us to liability under the FCPA or local anti-corruption laws, even if we do not explicitly authorize or have actual knowledge of such activities. In addition, we cannot predict the nature, scope or effect of future regulatory requirements to which our international operations might be subject or the manner in which existing laws might be administered or interpreted. We are also subject to other laws and regulations governing our international operations, including regulations administered by the governments of the United States and authorities in the European Union, including applicable export control regulations, economic sanctions and embargoes on certain countries and persons, anti-money laundering laws, import and customs requirements and currency exchange regulations, collectively referred to as the Trade Control laws. There is no assurance that we will be completely effective in ensuring our compliance with all applicable anti-corruption laws, including the FCPA or other legal requirements, including Trade Control laws. If we are not in compliance with the FCPA and other anticorruption laws or Trade Control laws, we may be subject to criminal and civil penalties, disgorgement and other sanctions and remedial measures, and legal expenses, which could have an adverse impact on our business, financial condition, results of operations and liquidity. Likewise, any investigation of any potential violations of the FCPA, other anti-corruption laws or Trade Control laws by the United States or other authorities could also have an adverse impact on our reputation, our business, financial condition and results of operations. Efforts to ensure that our business arrangements with third parties will comply with applicable healthcare laws and regulations will involve substantial costs. Because of the breadth of these laws and the narrowness of the statutory exceptions and safe harbors available, it is possible that some of our business activities or our business arrangements with third parties could be subject to challenge under one or more of such laws. It is possible that governmental authorities will conclude that our business practices or the business practices of the royalty agreement counterparties and licensees who generate our royalties may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations or the operations of the royalty agreement counterparties and licensees who generate our royalties are found to be in violation of any of these laws or any other governmental regulations, we or the royalty agreement counterparties and licensees who generate our may be subject to significant criminal, civil and administrative sanctions, including monetary penalties, damages, fines, disgorgement, individual imprisonment and exclusion from participation in government-funded healthcare programs, such as Medicare and Medicaid, additional reporting requirements and oversight if we or the royalty agreement counterparties and licensees who generate our royalties become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, reputational harm, and we or marketers of products that generate our royalties may be required to curtail or restructure operations, any of which could adversely affect our ability to operate our business and our results of operations. The risk of our being found in violation of these laws is increased by the fact that many of them have not been fully interpreted by the regulatory authorities or the courts, and their provisions are open to a variety of interpretations. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. The shifting compliance environment and the need to build and maintain robust and expandable systems to comply with multiple jurisdictions with different compliance and/or reporting requirements increases the possibility that a healthcare company may run afoul of one or more of the requirements.

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

General Risk Factors

Our share price may be volatile, and there may not be an active trading market for our common stock, Series A Preferred Stock or our Series B Preferred Stock.*

There can be no assurance that the market price of our common stock will not decline below its present market price. Additionally, there may not be an active trading market for our common stock, Series A Preferred Stock or depositary shares representing interests in our Series B Preferred Stock. The market prices of biotechnology companies have been and are likely to continue to be highly volatile. Fluctuations in our operating results and general market conditions for biotechnology stocks could have a significant impact on the volatility of our stock price or the existence of an active trading market for our common stock, Series A Preferred Stock or depositary shares representing interests in our Series B Preferred Stock. We have experienced significant volatility in the price of our common stock. From January 1, 2021, through August 2, 2021, the share price of our common stock has ranged from a high of $44.50 to a low of $28.11. From January 1, 2021, through August 2, 2021, the share price of our Series A Preferred Stock has ranged from a high of $27.57 to a low of $24.88.  From April 12, 2021, through August 2, 2021, the share price of our Series B Preferred Stock has ranged from a high of $25.32 to a low of $24.05. Additionally, we have two significant holders of our common stock that could affect the liquidity of our stock and have a significant negative impact on our stock price if the holders were to quickly sell their ownership positions.

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

As of June 30, 2021, there were 5,003 shares of Series X preferred stock issued and outstanding. Each share of Series X preferred stock is convertible into 1,000 shares of registered common stock. The total number of shares of common stock issuable upon conversion of all issued Series X preferred stock would be 5,003,000 shares. Each share is convertible at the option of the holder at any time, provided that the holder will be prohibited from converting into common stock if, as a result of such conversion, the holder, together with its affiliates, would beneficially own a number of shares above a conversion blocker, which was initially set at 19.99% of our total common stock then issued and outstanding immediately following the conversion of such shares. A holder of Series X preferred shares may elect to increase or decrease the conversion blocker above or below 19.99% on 61 days’ notice, provided the conversion blocker does not exceed the limits under Nasdaq Marketplace Rule 5635(b), to the extent then applicable. If holders of our Series X convertible preferred stock elect to convert their preferred shares into common stock such conversion would dilute our currently outstanding common stock both in number and in earnings per share. BVF (and its affiliates), as current holders of all shares of our Series X preferred stock, would, if they converted all such shares to common stock, obtain majority voting control of the Company. In February 2020, Biotechnology Value Fund, L.P. (“BVF”), the holders of Series Y convertible preferred shares, elected to increase the beneficial ownership limitation to 50% and on April 15, 2020, BVF converted all of their shares of Series Y preferred stock into 1,252,772 shares of common stock. As of June 30, 2021, BVF owned approximately 31.2% of our total outstanding shares of common stock, and if all of the Series X convertible preferred shares were converted, BVF would own 52.3% of our total outstanding shares of common stock. Additionally, as of April 9, 2021, we had issued and outstanding 984,000 shares of Series A Preferred Stock and 1,600,000 depositary shares, each representing a 1/1000th fractional interest in a share of our Series B Preferred Stock.

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

We may sell additional equity or debt securities to fund our operations, which may result in dilution to our stockholders and impose restrictions on our business.*

In order to raise additional funds to support our operations, we may sell additional equity or convertible debt securities, which would result in dilution to our stockholders and/or debt securities which may impose restrictive covenants that would adversely impact our business. The sale of additional equity or convertible debt securities could result in additional dilution or result in other rights or obligations that adversely affect our stockholders. For example, holders of shares of our Series A Preferred Stock are entitled to receive, when and as declared by our Board of Directors, out of funds legally available for the payment of dividends, cumulative cash dividends at the rate of 8.625% of the $25.00 liquidation preference per year (equivalent to $2.15625 per year). Additionally, holders of depositary shares representing interests in our Series B Preferred Stock are entitled to receive, when and as declared by our Board of Directors, out of funds legally available for the payment of dividends, cumulative cash dividends at the rate of 8.375% of the $25,000 liquidation preference per share of Series B Preferred Stock ($25.00 per depositary share) per year (equivalent to $2,093.75 per year or $2.09375 per depositary share). The incurrence of indebtedness would result in increased fixed payment obligations and could also result in certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. If we are unable to expand our operations or otherwise capitalize on our business opportunities, our business, financial condition and results of operations could be materially adversely affected.

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

Based on an analysis under Section 382 of the Internal Revenue Code (which subjects the amount of pre-change NOLs and certain other pre-change tax attributes that can be utilized to an annual limitation), we experienced ownership changes in 2009 and 2012, which substantially limit the future use of our pre-change NOLs and certain other pre-change tax attributes per year. In February 2017, we completed an equity financing for net proceeds of $24.8 million which triggered an additional ownership change under Section 382 that significantly impacted the availability of our tax attributes against future income. Further, due to the existence of a net unrealized built-in loss at the ownership change date, Section 382 further limits our ability to fully utilize the tax deductions associated with certain of our assets, including depreciation and amortization deductions recognized during the 60-month period following the ownership change ending in 2022. Although these deductions will occur in the post-change period, Section 382 treats the deductions as pre-change losses subject to the annual 382 limitation. As of June 30, 2021, we have excluded the NOLs and research and development credits that will expire as a result of the annual limitations. To the extent that we do not utilize our carry-forwards within the applicable statutory carry-forward periods, either because of Section 382 limitations or the lack of sufficient taxable income, the carry-forwards will also expire unused.

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

Stockholder and private lawsuits, and potential similar or related lawsuits, could result in substantial damages, divert management’s time and attention from our business, and have a material adverse effect on our business, financial condition and results of operations.

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

It is possible that suits will be filed, or allegations received from stockholders, naming us and/or our officers and directors as defendants. These potential lawsuits are subject to inherent uncertainties, and the actual defense and disposition costs will depend upon many unknown factors. The outcome of these lawsuits is uncertain. We could be forced to expend significant time and resources in the defense of these suits, and we may not prevail. In addition, we may incur substantial legal fees and costs in connection with these lawsuits. Although we carry insurance to protect us from such claims, our insurance may not provide adequate coverage. It is possible that we could, in the future, incur judgments or enter into settlements of claims for monetary damages. A decision adverse to our interests on these actions could result in the payment of substantial damages, or possibly fines, and could have a material adverse effect on our cash flow, results of operations and financial position.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

		Incorporation By Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

3.1	Certificate of Incorporation of XOMA Corporation	8-K	000-14710	3.1	01/03/2012

3.2	Certificate of Amendment of Certificate of Incorporation of XOMA Corporation	8-K	000-14710	3.1	05/31/2012

3.3	Certificate of Amendment of Amended Certificate of Incorporation of XOMA Corporation	8-K	000-14710	3.1	05/28/2014

3.4	Certificate of Amendment to the Amended Certificate of Incorporation of XOMA Corporation	8-K	000-14710	3.1	10/18/2016

3.5	Certificate of Designation of Preferences, Rights and Limitations of Series X Convertible Preferred Stock	8-K	000-14710	3.1	02/16/2017

3.6	Certificate of Designation of Preferences, Rights and Limitations of 8.625% Series A Cumulative Perpetual Preferred Stock	8-K	000-14710	3.1	12/11/2020

3.7	Certificate of Designation of Preferences, Rights and Limitations of 8.375% Series B Cumulative Perpetual Preferred Stock	8-K	000-39801	3.1	04/08/2021

3.8+	Certificate of Correction of the Certificate of Designation of 8.375% Series B Cumulative Perpetual Preferred Stock dated June 9, 2021

3.9	By-laws of XOMA Corporation	8-K	000-14710	3.2	01/03/2012

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, 3.5, 3.6, 3.7, 3.8 and 3.9

4.2	Specimen of Common Stock Certificate	8-K	000-14710	4.1	01/03/2012

4.3	Deposit Agreement, dated effective April 9, 2021, by and among XOMA Corporation, American Stock Transfer & Trust Company, LLC, as depositary, and the holders of the depositary receipts issued thereunder	8-K	000-39801	4.1	04/08/2021

4.4	Form of Warrant (May 2018 Warrant)	10-Q	000-14710	4.6	08/07/2018

4.5	Form of Warrant (March 2019 Warrant)	10-Q	000-14710	4.7	05/06/2019

10.1 +#	Settlement and Release Agreement, dated April 15, 2021, by and among XOMA (US) LLC and Affimed N.V., Affimed GmbH Affimed

31.1+	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)

31.2+	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)

32.1+

Certification of Chief Executive Officer and Chief Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)(1)

Incorporation By Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

101.INS+	Inline XBRL Instance Document

101.SCH+	Inline XBRL Schema Document

101.CAL+	Inline XBRL Calculation Linkbase Document

101.DEF+	Inline XBRL Definition Linkbase Document

101.LAB+	Inline XBRL Labels Linkbase Document

101.PRE+	Inline XBRL Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
+	Filed herewith
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

XOMA Corporation

Date: August 5, 2021	By:	/s/ JAMES R. NEAL
James R. Neal Chief Executive Officer (principal executive officer) and Director

Date: August 5, 2021	By:	/s/ THOMAS BURNS
Thomas Burns Senior Vice President, Finance and Chief Financial Officer (principal financial and principal accounting officer)