Form 10-Q
period 2021-09-30
XOMA Corp
filed 2021-11-04
CIK 791908

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 1, 2021, the registrant had 11,311,231 shares of common stock, $0.0075 par value per share, outstanding.

XOMA CORPORATION

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

XOMA CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	September 30,	December 31,
	2021	2020
	(unaudited)	(Note 1)
ASSETS
Current assets:
Cash	$68,757	$84,222
Restricted cash	3,417	1,611
Short-term equity securities	1,211	—
Trade and other receivables, net	518	263
Income tax receivable	—	1,526
Prepaid expenses and other current assets	969	443
Total current assets	74,872	88,065
Long-term restricted cash	—	531
Property and equipment, net	15	21
Operating lease right-of-use assets	240	359
Long-term royalty receivables	55,075	34,575
Long-term equity securities	—	1,693
Other assets	301	41
Total assets	$130,503	$125,285

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$598	$456
Accrued and other liabilities	1,325	642
Contingent consideration under royalty purchase agreements	75	75
Operating lease liabilities	191	179
Unearned revenue recognized under units-of-revenue method	1,541	1,452
Contingent liabilities	1,410	1,410
Current portion of long-term debt	—	8,088
Preferred stock dividend accrual	1,368	—
Total current liabilities	6,508	12,302
Unearned revenue recognized under units-of-revenue method – long-term	12,306	13,516
Long-term debt	—	12,764
Long-term operating lease liabilities	85	229
Other liabilities – long-term	20	50
Total liabilities	18,919	38,861

Commitments and Contingencies (Note 10)

Stockholders’ equity:
Preferred Stock, $0.05 par value, 1,000,000 shares authorized:
8.625% Series A cumulative, perpetual preferred stock, 984,000 shares issued and outstanding at September 30, 2021 and December 31, 2020	49	49
8.375% Series B cumulative, perpetual preferred stock, 1,600 and zero shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	—	—
Convertible preferred stock, 5,003 shares issued and outstanding at September 30, 2021 and December 31, 2020	—	—
Common stock, $0.0075 par value, 277,333,332 shares authorized, 11,311,231 and 11,228,792 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	85	84
Additional paid-in capital	1,306,582	1,267,377
Accumulated deficit	(1,195,132)	(1,181,086)
Total stockholders’ equity	111,584	86,424
Total liabilities and stockholders’ equity	$130,503	$125,285

The accompanying notes are an integral part of these condensed consolidated financial statements.

(Note 1) The consolidated balance sheet as of December 31, 2020, has been derived from the audited consolidated financial statements as of that date included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

XOMA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenues:
Revenue from contracts with customers	$550	$200	$1,094	$753
Revenue recognized under units-of-revenue method	390	357	1,121	1,051
Total revenues	940	557	2,215	1,804

Operating expenses:
Research and development	30	34	129	134
General and administrative	4,255	3,212	14,922	13,126
Total operating expenses	4,285	3,246	15,051	13,260

Loss from operations	(3,345)	(2,689)	(12,836)	(11,456)

Other (expense) income, net:
Interest expense	—	(434)	(461)	(1,484)
Loss on extinguishment of debt	—	—	(300)	—
Other (expense) income, net	(1,091)	2,046	(449)	2,046
Loss before income tax	(4,436)	(1,077)	(14,046)	(10,894)
Income tax benefit	—	—	—	1,526
Net loss and comprehensive loss	$(4,436)	$(1,077)	$(14,046)	$(9,368)
Less: accumulated dividends on Series A and Series B preferred stock	(1,368)	—	(3,192)	—
Net loss available to common stockholders, basic and diluted	$(5,804)	$(1,077)	$(17,238)	$(9,368)
Basic and diluted net loss per share available to common stockholders	$(0.51)	$(0.10)	$(1.53)	$(0.89)
Weighted average shares used in computing basic and diluted net loss per share available to common stockholders	11,311	11,019	11,279	10,537

The accompanying notes are an integral part of these condensed consolidated financial statements.

XOMA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands)

	Series A		Series B		Convertible				Additional		Total
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2020	984	$49	—	—	5	$—	11,229	$84	$1,267,377	$(1,181,086)	$86,424
Exercise of stock options	—	—	—	—	—	—	24	—	388	—	388
Exercise of common stock warrants	—	—	—	—	—	—	5	—	—	—	—
Issuance of common stock related to 401(k) contribution	—	—	—	—	—	—	2	—	90	—	90
Stock-based compensation expense	—	—	—	—	—	—	—	—	2,898	—	2,898
Preferred stock dividends	—	—	—	—	—	—	—	—	(707)	—	(707)
Net loss and comprehensive loss	—	—	—	—	—	—	—	—	—	(7,373)	(7,373)
Balance, March 31, 2021	984	$49	—	$—	5	$—	11,260	$84	$1,270,046	$(1,188,459)	$81,720
Exercise of stock options	—	—	—	—	—	—	49	1	593	—	594
Issuance of common stock related to ESPP	—	—	—	—	—	—	1	—	17	—	17
Stock-based compensation expense	—	—	—	—	—	—	—	—	768	—	768
Issuance of preferred stock	—	—	2	—	—	—	—	—	37,140	—	37,140
Preferred stock dividends	—	—	—	—	—	—	—	—	(1,424)	—	(1,424)
Net loss and comprehensive loss	—	—	—	—	—	—	—	—	—	(2,237)	(2,237)
Balance, June 30, 2021	984	$49	2	$—	5	$—	11,310	$85	$1,307,140	$(1,190,696)	$116,578
Exercise of stock options	—	—	—	—	—	—	1	—	31	—	31
Stock-based compensation expense	—	—	—	—	—	—	—	—	779	—	779
Preferred stock dividends	—	—	—	—	—	—	—	—	(1,368)	—	(1,368)
Net loss and comprehensive loss	—	—	—	—	—	—	—	—	—	(4,436)	(4,436)
Balance, September 30, 2021	984	$49	2	$—	5	$—	11,311	$85	$1,306,582	$(1,195,132)	$111,584

XOMA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands)

	Series A			Series B		Convertible				Additional		Total
	Preferred Stock			Preferred Stock		Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount		Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2019	—		$—	—	$—	6	$—	9,759	$73	$1,238,299	$(1,194,384)	$43,988
Issuance of common stock related to 401(k) contribution	—		—	—	—	—	—	3	—	88	—	88
Stock-based compensation expense	—		—	—	—	—	—	—	—	1,788	—	1,788
Disgorgement of stockholder's short-swing profits	—		—	—	—	—	—	—	—	13	—	13
Net loss and comprehensive loss	—		—	—	—	—	—	—	—	—	(4,758)	(4,758)
Balance, March 31, 2020	—		$—	—	$—	6	$—	9,762	$73	$1,240,188	$(1,199,142)	$41,119
Exercise of stock options	—		—	—	—	—	—	2	—	10	—	10
Issuance of common stock related to ESPP	—		—	—	—	—	—	1	—	26	—	26
Issuance of common stock related to Series Y preferred stock conversion	—		—	—	—	(1)	—	1,253	10	(10)	—	—
Stock-based compensation expense	—		—	—	—	—	—	—	—	773	—	773
Net loss and comprehensive loss	—		—	—	—	—	—	—	—	—	(3,533)	(3,533)
Balance, June 30, 2020	—		$—	—	$—	5	$—	11,018	$83	$1,240,987	$(1,202,675)	$38,395
Exercise of stock options	—		—	—	—	—	—	4	—	16	—	16
Stock-based compensation expense	—		—	—	—	—	—	—	—	708	—	708
Net loss and comprehensive loss	—		—	—	—	—	—	—	—	—	(1,077)	(1,077)
Balance, September 30, 2020		$				$5	$—	11,022	$83	$1,241,711	$(1,203,752)	$38,042

The accompanying notes are an integral part of these condensed consolidated financial statements.

XOMA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(14,046)	$(9,368)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	4,445	3,269
Common stock contribution to 401(k)	90	88
Depreciation and amortization	6	19
Amortization of debt issuance costs, debt discount and final payment on debt	200	546
Provision for bad debt	—	1,409
Non-cash lease expense	119	112
Loss on extinguishment of debt	300	—
Change in fair value of equity securities	482	(1,891)
Changes in assets and liabilities:
Trade and other receivables, net	(255)	1,302
Income tax receivable	1,526	(1,526)
Prepaid expenses and other assets	(526)	(319)
Accounts payable and accrued liabilities	955	(464)
Operating lease liabilities	(133)	(120)
Unearned revenue recognized under units-of-revenue method	(1,121)	(1,052)
Other liabilities	(6)	409
Net cash used in operating activities	(7,964)	(7,586)

Cash flows from investing activities:
Payments related to purchase of royalty rights	(20,500)	—
Purchase of property and equipment	—	(9)
Net cash used in investing activities	(20,500)	(9)

Cash flows from financing activities:
Proceeds from issuance of preferred stock	40,000	—
Proceeds from issuance of common stock	17	26
Payment of preferred and common stock issuance costs	(3,248)	(231)
Proceeds from exercise of options	1,492	42
Principal payments – debt	(4,250)	(3,188)
Payment for extinguishment of debt	(17,103)	—
Payment for debt modification fee	(24)	—
Payment for preferred stock dividends	(2,131)	—
Principal payments – finance lease	—	(14)
Proceeds from disgorgement of stockholder's short-swing profits	—	13
Taxes paid related to net share settlement of equity awards	(479)	(16)
Net cash provided by (used in) financing activities	14,274	(3,368)

Net decrease in cash and restricted cash	(14,190)	(10,963)
Cash and restricted cash at the beginning of the period	86,364	56,688
Cash and restricted cash at the end of the period	$72,174	$45,725

Supplemental Cash Flow Information:
Cash paid for interest	$311	$546
Non-cash investing and financing activities:
Preferred stock dividend accrual	$1,368	$—
Interest added to principal balance on long-term debt	$—	$317
Accrued cost related to issuance of capital stock	$137	$—

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

Liquidity and Financial Condition

The Company has incurred significant operating losses and negative cash flows from operations since its inception. As of September 30, 2021, the Company had unrestricted and restricted cash of $72.2 million. The restricted cash balance may only be used to pay dividends on the 8.625% Series A cumulative, perpetual preferred stock (“Series A Preferred Stock”) issued in December 2020 and the depositary shares, each representing 1/1000th in a share of 8.375% Series B cumulative, perpetual preferred stock (“Series B Preferred Stock”) issued in April 2021 (Note 12).

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

Actual results may differ significantly from these estimates, such as the Company’s billing under government contracts and amortization of the payments received from HealthCare Royalty Partners II, L.P. (“HCRP”). Under the Company’s contracts with the National Institute of Allergy and Infectious Diseases (“NIAID”), a part of the National Institutes of Health (“NIH”), the Company billed using NIH’s provisional rates and thus is subject to future audits at the discretion of NIAID’s contracting office. In October of 2019, NIH notified the Company that it engaged KPMG to perform an audit of the Company’s incurred cost submissions for 2013, 2014 and 2015. The audit procedures were completed and the Company adjusted its estimated liability owed to NIH to $1.4 million as of December 31, 2020 (Note 4). The estimated liability owed to NIH had not changed as of September 30, 2021. The audit remains subject to further review by NIH as part of the contract close-out process, which includes finalization of rates for years 2010 through 2015, and the Company may incur further liability as a result. In addition, under the contracts with HCRP, the amortization for the reporting period is calculated based on the payments expected to be made by the licensees to HCRP over the term of the arrangement. Any changes to the estimated payments by the licensees to HCRP can result in a material adjustment to revenue previously reported.

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

Cash and Restricted Cash

Cash consists of bank deposits held in business checking and interest-bearing deposit accounts. As of September 30, 2021, the Company did not have any cash equivalent balances, defined as highly liquid financial instruments purchased with original maturities of three months or less.

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

The following table provides a reconciliation of cash and restricted cash reported within the consolidated balance sheets that sum to the total of the same amounts shown in the consolidated statements of cash flows (in thousands):

	Nine Months Ended September 30,
	2021	2020

Cash	$68,757	$45,725
Restricted cash	3,417	—
Total cash and restricted cash	$72,174	$45,725

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

The Company reviews public information on clinical trials, press releases and updates from its partners regularly to identify any impairment indicators or changes in expected recoverability of the long-term royalty receivable asset. If an impairment indicator is identified, and the Company determines expected future cash flows discounted to the current period are less than the carrying value of the asset, the Company will record impairment. The impairment will be recognized by reducing the financial asset to an amount that represents the present value of the most recent estimate of future cash flows. No impairment indicators were identified, and no impairment was recorded as of September 30, 2021 and December 31, 2020.

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

The Company monitors the creditworthiness of its customers to which it grants credit terms in the normal course of business but does not generally require collateral on receivables. For the three months ended September 30, 2021, two partners represented 53% and 41% of total revenues. For the nine months ended September 30, 2021, three partners represented 51%, 23% and 23% of total revenues. For the three months ended September 30, 2020, two partners represented 64% and 36% of total revenues. For the nine months ended September 30, 2020, three partners represented 58%, 28% and 11% of total revenues. As of September 30, 2021 and December 31, 2020, one partner represented 100% of the trade receivables, net balance.

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

3. Condensed Consolidated Financial Statements Details

Equity Securities

As of September 30, 2021 and December 31, 2020, equity securities consisted of an investment in Rezolute’s common stock of $1.2 million and $1.7 million, respectively (Note 4). For the three and nine months ended September 30, 2021, the Company recognized a loss of $1.1 million and $0.5 million, respectively, due to the change in fair value of its investment in Rezolute’s common stock in the other (expense) income, net line item of the condensed consolidated statements of operations and comprehensive loss. For the three and nine months ended September 30, 2020, the Company recognized gains of $2.0 million and $1.9 million, respectively.

Accrued and Other Liabilities

Accrued and other liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2021	2020
Accrued incentive compensation	$721	$71
Accrued legal and accounting fees	429	351
Accrued payroll and other	175	220
Total	$1,325	$642

Net Loss Per Share Attributable to Common Stockholders

The following is a reconciliation of the numerator (net loss) and the denominator (number of shares) used in the calculation of basic and diluted net loss per share attributable to common stockholders (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator
Net loss	$(4,436)	$(1,077)	$(14,046)	$(9,368)
Less: Series A accumulated dividends	(530)	—	(1,591)	—
Less: Series B accumulated dividends	(838)	—	(1,601)	—
Net loss available to common stockholders, basic and diluted	$(5,804)	$(1,077)	$(17,238)	$(9,368)

Denominator
Weighted average shares used in computing basic and diluted net loss per share available to common stockholders	11,311	11,019	11,279	10,537
Basic and diluted net loss per share available to common stockholders	$(0.51)	$(0.10)	$(1.53)	$(0.89)

Potentially dilutive securities are excluded from the calculation of diluted net loss per share available to common stockholders if their inclusion is anti-dilutive.

The following table shows the weighted-average shares from outstanding securities considered anti-dilutive and therefore excluded from the computation of diluted net loss per share attributable to common stockholders (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Convertible preferred stock	5,003	5,003	5,003	5,483
Common stock options	505	931	362	611
Warrants for common stock	4	19	5	21
Total	5,512	5,953	5,370	6,115

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

As of September 30, 2021 and December 31, 2020, there were no contract assets or contract liabilities related to this agreement. None of the costs to obtain or fulfill the contract were capitalized. No revenue was recognized for the three and nine months ended September 30, 2021 and 2020.

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

As of September 30, 2021 and December 31, 2020, there were no contract assets or contract liabilities related to this arrangement. None of the costs to obtain or fulfill the contract were capitalized. No revenue was recognized for the three and nine months ended September 30, 2021 and 2020.

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

As of September 30, 2021 and December 31, 2020, there were no contract assets or contract liabilities related to this arrangement. None of the costs to obtain or fulfill the contract were capitalized. No revenue was recognized for the three and nine months ended September 30, 2021 and 2020.

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

As of September 30, 2021 and December 31, 2020, there were no contract assets or contract liabilities related to this arrangement. None of the costs to obtain or fulfill the contract were capitalized. No revenue was recognized for the three and nine months ended September 30, 2021 and 2020.

The Company reassessed the development and regulatory milestones and concluded that such variable consideration is fully constrained and excluded from the transaction price as of September 30, 2021 and December 31, 2020.

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

As of September 30, 2021 and December 31, 2020, there were no contract assets or contract liabilities related to this arrangement. None of the costs to obtain or fulfill the contract were capitalized. The Company recognized no milestone revenue and $0.5 million of milestone revenue for the three and nine months ended September 30, 2021, respectively. Revenue of $0.2 million was recognized for the three and nine months ended September 30, 2020.

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

As of September 30, 2021, there were no contract assets or contract liabilities related to this arrangement. None of the costs to obtain or fulfill the contract were capitalized. No revenue was recognized for the three and nine months ended September 30, 2021.

NIAID

Prior to the sale of the Company’s biodefense business in 2016, the Company performed services under contracts funded with federal funds from NIAID including under a $64.8 million multiple-year contract (Contract

No. HHSN272200800028C), for development of anti-botulinum antibody product candidates and a $28.0 million multiple-year contract (Contract No. HHSN272201100031C) for development of broad-spectrum antitoxins for the treatment of human botulism poisoning. The contract work was being performed on a cost-plus fixed fee basis over a three-year period. The Company recognized revenue under the arrangement as the services were performed on a proportional performance basis. Consistent with the Company’s other contracts with the U.S. government, invoices were provisional until finalized. The Company operated under provisional rates from 2010 through 2015, subject to adjustment based on actual rates upon agreement with the government. In 2014, upon completion of NIAID’s review of hours and external expenses, XOMA agreed to exclude certain hours and external expenses resulting in a $0.4 million receivable and $0.8 million deferred revenue balances. As of December 31, 2017, the Company wrote off the $0.4 million receivable from NIAID as the likelihood of collection was remote. In October of 2019, NIH, which includes NIAID, notified the Company that it engaged KPMG to perform an audit of the Company’s incurred cost submissions for 2013, 2014 and 2015. The KPMG testing procedures were completed in December 2020. As a result, the Company recognized $1.4 million as estimated refund liabilities owed to NIH on the consolidated balance sheet as of December 31, 2020. The additional $0.6 million liability was recognized as a reduction of revenue from contracts with customers in the consolidated statement of operations and comprehensive income (loss) for the year ended December 31, 2020. The audit remains subject to further review by NIH as part of the contract close-out process, which includes finalization of rates for years 2010 through 2015, and the Company may incur a further liability as a result. The Company had $1.4 million as contingent liabilities on the condensed consolidated balance sheets as of September 30, 2021 and December 31, 2020, related to these matters.

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

The Company recognized $0.4 million and $1.1 million as revenue under units-of-revenue method under these arrangements during the three and nine months ended September 30, 2021, respectively. The Company recognized $0.4 million and $1.1 million as revenue under units-of-revenue method under these arrangements during the three and nine months ended September 30, 2020, respectively.

As of September 30, 2021, the Company classified $1.5 million and $12.3 million as current and non-current unearned revenue recognized under units-of-revenue method, respectively. As of December 31, 2020, the current and non-

current portion of the remaining unearned revenue recognized under units-of-revenue method was $1.5 million and $13.5 million, respectively.

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

The Company continues to assess that no further payments are probable to be received under this agreement in the near term. Under the cost recovery method, the Company does not expect to recognize any income related to milestones and royalties received until the investment has been fully collected. The Company performed its quarterly impairment assessment and no impairment indicators were identified. Accordingly, no impairment was recorded as of September 30, 2021.

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

At the inception of the agreement, the Company recorded $0.4 million as long-term royalty receivables in its condensed consolidated balance sheet, including the estimated fair value of the Bioasis Contingent Consideration of $0.1 million. Future changes in the estimated fair value of the contingent consideration will be recognized in the other (expense) income, net line item of the condensed consolidated statement of operations and comprehensive loss. As of September 30, 2021, there was no change in the fair value of the contingent consideration from its initial value and no amounts were paid during the three and nine months ended September 30, 2021. The Company continues to assess that no payments are probable to be received under this agreement in the near term. Under the cost recovery method, the Company does not expect to recognize any income related to milestones and royalties received until the investment has been fully collected. The Company performed its quarterly impairment assessment and no impairment indicators were identified. Accordingly, no impairment was recorded as of September 30, 2021.

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

At the inception of the Second Bioasis Royalty Purchase Agreement, the Company recorded $1.2 million as long-term royalty receivables in its consolidated balance sheet. The Company continues to assess that no payments are probable to be received under the Second Bioasis Royalty Purchase Agreement in the near term. Under the cost recovery method, the Company does not expect to recognize any income related to milestones and other payments until the investment has been fully collected. The Company performed its quarterly impairment assessment and no impairment indicators were identified. Accordingly, no impairment was recorded as of September 30, 2021.

Royalty Purchase Agreement with Aronora, Inc.

On April 7, 2019, the Company entered into a royalty purchase agreement (the “Aronora Royalty Purchase Agreement”) with Aronora, Inc. (“Aronora”), which closed on June 26, 2019. Under the Aronora Royalty Purchase Agreement, the Company purchased from Aronora the right to receive future royalties and a portion of upfront, milestone, and option payments (the “Non-Royalties”) related to five anti-thrombotic hematology drug candidates. Three candidates were subject to Aronora’s collaboration with Bayer Pharma AG (“Bayer”) (the “Bayer Products”), including one which was subject to an exclusive license option by Bayer. The Company will receive 100% of future royalties and 10% of future Non-Royalties economics from these Bayer Products. The other two candidates are unpartnered (the “non-Bayer Products”) for which the Company will receive low single-digit percentage of net sales and 10% of Non-Royalties. The future payment percentage for Non-Royalties will be reduced from 10% to 5% upon the Company’s receipt of two times the total cumulative amount of consideration paid by the Company to Aronora. In July 2020, Bayer elected to not exercise its option on the third Bayer Product and that product is now subject to the same economics as the non-Bayer Products.

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

At the inception of the agreement, the Company recorded $9.0 million as long-term royalty receivables in its condensed consolidated balance sheet, including the estimated fair value of the Aronora Contingent Consideration of $3.0 million. In September 2019, the Company paid the $3.0 million contingent consideration to Aronora. As the Company receives royalties from Aronora for a product, the Company will recognize the liability for future Royalty Milestones for such product when probable and estimable. The Company continues to assess that no payments are probable to be received under this agreement in the near term. Under the cost recovery method, the Company does not expect to recognize any income related to milestones and royalties received until the investment has been fully collected. The Company performed its quarterly impairment assessment and no impairment indicators were identified. Accordingly, no impairment was recorded as of September 30, 2021.

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

At the inception of the agreement, the Company recorded $10.0 million as long-term royalty receivables in its condensed consolidated balance sheet. The Company continues to assess that no payments are probable to be received under this agreement in the near term. Under the cost recovery method, the Company does not expect to recognize any income related to royalties received until the investment has been fully collected. The Company performed its quarterly impairment assessment and no impairment indicators were identified. Accordingly, no impairment was recorded as of September 30, 2021.

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

At the inception of the Viracta Royalty Purchase Agreement, the Company recorded $13.5 million as long-term royalty receivables in its condensed consolidated balance sheet. No payments are probable to be received under the Viracta Royalty Purchase Agreement in the near term. Under the cost recovery method, the Company does not expect to recognize any income related to royalties, milestones and other payments until the investment has been fully collected. The Company performed its quarterly impairment assessment and no impairment indicators were identified. Accordingly, no impairment was recorded as of September 30, 2021.

Royalty Purchase Agreement with Kuros

On July 14, 2021, the Company entered into a royalty purchase agreement (the “Kuros Royalty Purchase Agreement”) with Kuros Biosciences AG, Kuros US LLC and Kuros Royalty Fund (US) LLC (collectively “Kuros”). Pursuant to the Kuros Royalty Purchase Agreement, XOMA acquired the rights to 100% of the potential future royalties from commercial sales, which are tiered from high single-digit to low double-digits, and up to $25.5 million in pre-commercial milestone payments associated with an existing license agreement related to Checkmate Pharmaceuticals’ vidutolimod (CMP-001), a Toll-like receptor 9 agonist, packaged in a virus-like particle, for an upfront payment of $7.0 million plus potential future sales milestone payments in an aggregate amount of up to $142.5 million based on tiered net sales thresholds (the “Kuros Sales Milestones”).

At the inception of the Kuros Royalty Purchase Agreement, the Company recorded $7.0 million as long-term royalty receivables in its condensed consolidated balance sheet. No payments are probable to be received under the Kuros Royalty Purchase Agreement in the near term. Under the cost recovery method, the Company does not expect to recognize any income related to royalties, milestones and other payments until the investment has been fully collected. The Company performed its quarterly impairment assessment and no impairment indicators were identified. Accordingly, no impairment was recorded as of September 30, 2021.

The following table summarizes the long-term royalty receivable activities including acquisitions of royalty rights during the nine months ended September 30, 2021 (in thousands):

Balance at December 31, 2020	$34,575
Acquisition of royalty rights:
Viracta	13,500
Kuros	7,000
Balance at September 30, 2021	$55,075

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

The following tables set forth the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as follows (in thousands):

	Fair Value Measurements at September 30, 2021 Using
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Equity securities	$1,211	$—	$—	$1,211
Liabilities:
Contingent consideration	$—	$—	$75	$75

	Fair Value Measurements at December 31, 2020 Using
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Equity securities	$—	$—	$1,693	$1,693
Liabilities:
Contingent consideration	$—	$—	$75	$75

Transfers to and from Levels 1, 2, and 3 are recognized at the end of the reporting period. On June 30, 2021, the Company’s equity investment in Rezolute’s common stock transferred from Level 3 to Level 1. In reporting periods prior to June 30, 2021, the Company applied an illiquidity discount to the fair value of Rezolute’s common stock due to the lack of trading volume, resulting in classification as Level 3.  Since June 30, 2021, there has been sufficient and consistent trading volume on the Nasdaq Stock Market to provide an estimate of fair value utilizing quoted prices in an active market for the identical securities as of the reporting date, resulting in classification as Level 1. There were no transfers between levels for the three and nine months ended September 30, 2020.

Equity Securities

The following table reconciles the beginning and ending balance for the Level 3 financial assets recurring fair value measurement for the nine months ended September 30, 2021 (in thousands):

Nine Months Ended
September 30,
Balance at December 31, 2020	$1,693
Change in fair value	617
Transfer out of Level 3 as of June 30, 2021	(2,310)
Balance at September 30, 2021	$—

The equity securities consisted of an investment in Rezolute’s common stock and are classified on the condensed consolidated balance sheets as current assets as of September 30, 2021, and long-term assets as of December 31, 2020. The reclassification from noncurrent to current assets was due to the equity securities achieving sufficient and consistent trading volume on the Nasdaq Stock Market during the second quarter of 2021. The equity securities are revalued each reporting period with changes in fair value recorded in the other (expense) income, net line item of the condensed consolidated statements of operations and comprehensive loss.

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

As of September 30, 2021, the Company valued the equity securities using the closing price for Rezolute’s common stock traded on the Nasdaq Stock Market. The inputs that were used to calculate the fair value of the equity securities were observable prices in active markets and therefore were classified as a Level 1 fair value measurement.

The closing price of Rezolute’s common stock as per the Nasdaq Stock Market was $7.48 and $11.99 as of September 30, 2021 and December 31, 2020, respectively. The estimated fair value of the equity securities as of December 31, 2020 was calculated based on the following assumptions:

	September 30,	December 31,
	2021	2020
Closing common stock price	$7.48	$11.99

Tranche 1:
Discount for lack of marketability	N/A(1)%	12%
Estimated time to liquidity of shares		0.25 year

Tranche 2:
Discount for lack of marketability	N/A(1)%	14%
Estimated time to liquidity of shares		0.67 years

(1)	Due to sufficient and consistent trading volume, the equity investment will be measured at the closing price per the Nasdaq Stock Market. The assumptions related to the unobservable inputs identified above, and any changes in those assumptions thereto, will no longer be considered in determining the fair value of the equity securities.

Contingent Consideration

The estimated fair value of the contingent consideration liability at the inception of the Bioasis Royalty Purchase Agreement represents the future consideration that is contingent upon the achievement of specified development milestones for a product candidate. The fair value measurement is based on significant Level 3 inputs such as anticipated timelines and probability of achieving development milestones of each licensed product candidate. Changes in the fair value of the liability for contingent consideration will be recorded in the other (expense) income, net line item of the condensed consolidated statements of operations and comprehensive loss until settlement. As of September 30, 2021, there were no changes in the estimated fair value of the contingent consideration from its initial value of $0.1 million.

7. Lease Agreements

The Company leases one facility in Emeryville, California under an operating lease that expires in February 2023. The lease contains an option to extend the lease for an additional term, however, the Company is not reasonably certain to exercise this option.

The following table summarizes maturity of the Company’s operating lease liabilities as of September 30, 2021 (in thousands):

Operating
Undiscounted lease payments	Leases
2021 (excluding nine months ended September 30, 2021)	$50
2022	202
2023	34
Thereafter	—
Total undiscounted lease payments	286
Present value adjustment	(10)
Total net lease liabilities	$276

The following table summarizes the cost components of the Company’s operating leases for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Lease costs:
Operating lease cost	$45	$44	$133	$133
Variable lease cost (1)	3	2	8	5
Total lease costs	$48	$46	$141	$138
(1)	Under the terms of the lease agreements, the Company is also responsible for certain variable lease payments that are not included in the measurement of the lease liability. Variable lease payments include non-lease components such as common area maintenance fees.

The following information represents supplemental disclosure for the statement of cash flows related to operating leases (in thousands):

	Nine Months Ended September 30,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows under operating leases	$147	$141

The present value assumptions used in calculating the present value of the lease payments as of September 30, 2021 and December 31, 2020 were as follows:

	September 30,	December 31,
	2021	2020
Weighted-average remaining lease term
Operating leases	1.42 years	2.17 years
Weighted-average discount rate
Operating leases	5.51%	5.51%

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

As of September 30, 2021, both warrants are outstanding. In addition, both warrants may be exercised on a cashless basis and are exercisable within 10 years from the date of issuance or upon the consummation of certain acquisitions of the Company.

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

The Company recorded $0.2 million of non-cash interest expense resulting from the amortization of the discount and accretion of the final payment before the loan was extinguished in June 2021. The Company recorded $0.2 million and $0.5 million of non-cash interest expense resulting from the amortization of the discount and accretion of the final payment for the three and nine months ended September 30, 2020, respectively.

As of December 31, 2020, the carrying value of the debt under the Loan Agreement was $11.8 million. Of this amount, $8.1 million was classified as current portion of long-term debt and $3.7 million was classified as long-term debt on the condensed consolidated balance sheet. In June 2021, the Company paid off its entire outstanding principal balance to SVB. Upon repayment of the principal balance, the Company recognized a loss on extinguishment of $0.3 million in other (expense) income, net of the condensed consolidated statement of operations for the nine months ended September 30, 2021. As of September 30, 2021, there was no carrying value of the debt under the Loan Agreement.

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

As of December 31, 2020, the outstanding principal balance under the Secured Note Amendment was $9.1 million and was included in long-term debt in the accompanying condensed consolidated balance sheet. In June 2021, the Company repaid its entire outstanding debt balance to Novartis. The repayment of principal did not result in any gain or loss on extinguishment. As of September 30, 2021, there was no carrying value of the debt under the Secured Note Agreement.

Interest Expense

Amortization of debt issuance costs and discounts are included in interest expense. Interest expense in the condensed consolidated statements of operations and comprehensive loss relates to the following debt instruments (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
SVB loan	$—	$334	$373	$1,073
Novartis note	—	100	88	409
Other	—	—	—	2
Total interest expense	$—	$434	$461	$1,484

9. Common Stock Warrants

As of September 30, 2021 and December 31, 2020, the following common stock warrants were outstanding:

			Exercise Price	September 30,	December 31,
Issuance Date	Expiration Date	Balance Sheet Classification	per Share	2021	2020
February 2016	February 2021	Stockholders’ equity	$15.40	—	8,249
May 2018	May 2028	Stockholders’ equity	$23.69	6,332	6,332
March 2019	March 2029	Stockholders’ equity	$14.71	4,845	4,845
				11,177	19,426

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

Contingent Consideration

Pursuant to the Company’s royalty purchase agreements with Bioasis, Aronora and Kuros, the Company has committed to pay the Bioasis Contingent Consideration, the Aronora Royalty Milestones and the Kuros Sales Milestones. The Company recorded $0.1 million for the Bioasis Contingent Consideration which represents the estimated fair value of these potential future payments at the inception of the agreement. The contingent consideration is remeasured at fair value at each reporting period, with changes in fair value recorded in other (expense) income, net. As of September 30, 2021, there were no changes in the estimated fair value of the Bioasis Contingent Consideration from its initial value. The liability for future Aronora Royalty Milestones and the Kuros Sales Milestones will be recorded when the amounts by product are estimable and probable. As of September 30, 2021, none of these Aronora Royalty Milestones or the Kuros Sales Milestones were assessed to be probable and as such, no liability was recorded on the condensed consolidated balance sheet.

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

The fair value of the stock options granted during the three and nine months ended September 30, 2021 and 2020, was estimated based on the following weighted average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020 (1)	2021	2020
Dividend yield	0%	n/a	0%	0%
Expected volatility	71%	n/a	90%	100%
Risk-free interest rate	0.85%	n/a	0.79%	0.77%
Expected term	5.61 years	n/a	5.67 years	5.66 years

(1)	There were no stock options granted during the three months ended September 30, 2020.

Stock option activity for the nine months ended September 30, 2021, was as follows:

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Contractual	Intrinsic
	Number of	Price	Term	Value
	shares	Per Share	(in years)	(in thousands)
Outstanding at January 1, 2021	1,827,906	$20.66	6.31	$51,401
Granted	213,711	36.32
Exercised	(74,805)	13.54
Forfeited, expired or cancelled	(57,115)	71.26
Outstanding at September 30, 2021	1,909,697	$21.18	6.02	$20,077
Exercisable at September 30, 2021	1,595,665	$19.53	5.45	$19,276

The aggregate intrinsic value of stock options exercised during the nine months ended September 30, 2021 and 2020 was $1.6 million and $0.1 million, respectively.

The weighted-average grant-date fair value per share of the options granted during the nine months ended September 30, 2021 and 2020 was $26.21 and $16.22, respectively.

As of September 30, 2021, $4.2 million of total unrecognized compensation expense related to stock options is expected to be recognized over a weighted average period of 1.89 years.

Stock-based Compensation Expense

The following table shows total stock-based compensation expense for stock options and ESPP in the condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Research and development	$—	$—	$—	$—
General and administrative	779	708	4,445	3,269
Total stock-based compensation expense	$779	$708	$4,445	$3,269

12. Capital Stock

Series X and Series Y Convertible Preferred Stock

The Company sold directly to Biotechnology Value Fund, L.P. (“BVF”) 5,003 shares of Series X convertible preferred stock in 2017 and 1,252.772 shares of Series Y preferred stock in 2018. There were 5,003 shares of Series X convertible preferred stock and no shares of Series Y convertible preferred stock outstanding as of September 30, 2021, after BVF converted all Series Y preferred stock into common stock on April 15, 2020. The Series X and Series Y convertible preferred stock have the following characteristics, which are set forth in Certificates of Designation of Preferences, Rights and Limitations filed with the Delaware Secretary of State.

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

Dividends

On March 17, 2021, the Company’s Board of Directors declared a cash dividend of $0.71875 per share payable to holders of Series A Preferred Stock, which the Company paid on April 15, 2021. On May 21, 2021, the Company’s Board of Directors declared a cash dividend of $0.53906 per share payable to holders of Series A Preferred Stock and $0.55833 per depositary share of Series B Preferred Stock which the Company paid on July 15, 2021. On July 28, 2021, the Company’s Board of Directors declared a cash dividend of $0.53906 per share payable to holders of Series A Preferred Stock and $0.52344 per depositary share of Series B Preferred Stock, payable to holders of depositary shares, on or about October 15, 2021. As of September 30, 2021, the Company held restricted cash of $3.4 million in a segregated account that may only be used to pay dividends on the Series A and Series B Preferred Stock.

BVF Ownership

In February 2020, BVF elected to increase the beneficial ownership limitation of the Series Y preferred stock to 50%, which became effective on April 11, 2020. On April 15, 2020, BVF converted all of its shares of Series Y preferred stock into common stock. As of September 30, 2021, BVF owned approximately 31.2% of the Company’s total outstanding shares of common stock, and if all the Series X convertible preferred shares were converted, BVF would own 52.3% of the Company’s total outstanding shares of common stock. The Company’s Series A Preferred Stock becomes convertible upon the occurrence of specific events and as of September 30, 2021, the contingency was not met, therefore the Series A Preferred Stock is not included in the as-converted ownership calculation. Due to its significant equity ownership, BVF is considered a related party of the Company.

2018 Common Stock ATM Agreement

On December 18, 2018, the Company entered into an At The Market Issuance Sales Agreement (the “2018 Common Stock ATM Agreement”) with H.C. Wainwright & Co., LLC (“HCW”), under which the Company may offer and sell from time to time at its sole discretion shares of its common stock through HCW as its sales agent, in an aggregate amount not to exceed $30.0 million. HCW may sell the shares by any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 of the Securities Act, and will use its commercially reasonable efforts consistent with its normal trading and sales practices to sell the shares up to the amount specified. The Company will pay HCW a commission of up to 3% of the gross proceeds of any shares of common stock sold under the 2018 Common Stock ATM Agreement. On March 10, 2021, the Company amended the 2018 Common Stock ATM Agreement with HCW to increase the aggregate amount of shares of its common stock that it could sell through HCW as its sales agent to $50.0 million. No shares have been sold under the 2018 Common Stock ATM Agreement since the agreement was executed.

2021 Series B Preferred Stock ATM Agreement

On August 5, 2021, the Company entered into an At The Market Issuance Sales Agreement (the “2021 Series B Preferred Stock ATM Agreement”) with B. Riley Securities, Inc. (“B. Riley”), under which the Company may offer and sell from time to time, at its sole discretion, through or to B. Riley, as agent or principal an aggregate amount not to exceed $50.0 million of its depositary shares, each representing a 1/1000th fractional interest in a share of its Series B Preferred Stock. B. Riley may sell the shares by any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 of the Securities Act, and will use its commercially reasonable efforts consistent with its normal trading and sales practices to sell the shares up to the amount specified. The Company will pay B. Riley a commission of up to 3% of the gross proceeds of any depositary shares sold under the 2021 Series B Preferred Stock ATM Agreement. No shares have been sold under the 2021 Series B Preferred Stock ATM Agreement since the agreement was executed.

13. Income Taxes

The Company recorded an income tax benefit of $1.5 million for the nine months ended September 30, 2020, as a result of the Coronavirus Aid, Relief, and Economic Security Act and no income tax provision for the nine months ended September 30, 2021. The Company continues to maintain a full valuation allowance against its remaining net deferred tax assets. During the nine months ended September 30, 2021 the Company received $1.5 million in cash for its income tax receivable.

The Company has a total of $5.9 million of gross unrecognized tax benefits, none of which would affect the effective tax rate upon realization as it currently has a full valuation allowance against its U.S. net deferred tax assets. The reversal of related deferred tax assets will be offset by a valuation allowance, should any of these uncertain tax positions be favorably settled in the future.

The Company does not expect its unrecognized tax benefits to change significantly over the next twelve months. The Company will recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. Through September 30, 2021, the Company has not accrued interest or penalties related to uncertain tax positions.

14. Subsequent Events

Affitech Agreement

On October 6, 2021, the Company entered into a commercial payment purchase agreement (the “Affitech Agreement”) with Affitech Research AS (“Affitech”), a Norwegian biotech company. Pursuant to the Affitech Agreement, the Company purchased a future stream of commercial payment rights to F. Hoffmann-La Roche Ltd. and Hoffmann-La Roche Inc.’s faricimab from Affitech for $6.0 million. The Company is eligible to receive 0.50% of future net sales of faricimab for a ten-year period following the first commercial sales in each applicable jurisdiction. The Company may pay up to an additional $20.0 million to Affitech based upon the achievement of certain regulatory and sales milestones.

Novartis International NIS793 Milestone

On November 3, 2021, the Company was notified it had earned a $35.0 million milestone payment pursuant to the Anti-TGFβ Antibody License Agreement. The milestone was triggered upon dosing of the first patient in Novartis’ NIS793 Phase 3 clinical trial in October 2021.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and the Private Securities Litigation Reform Act of 1995, which are subject to the “safe harbor” created by those sections. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to them. In some cases you can identify forward-looking statements by words such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential,” “intend” and similar expressions intended to identify forward-looking statements. Examples of these statements include, but are not limited to, statements regarding: our future operating expenses, our future losses, the success of our strategy as a royalty aggregator, the assumptions underlying our business model; the extent to which issued and pending patents may protect the products and processes in which we have an ownership or royalty interest and prevent the use of the covered subject matter by third parties, the potential of our existing product candidates to lead to the development of commercial products, our ability to receive potential milestone or royalty payments under license and collaboration agreements and the timing of receipt of those payments, and the impact of the recent and evolving COVID-19 pandemic. These statements are based on assumptions that may not prove accurate. Actual results could differ materially from those anticipated due to certain risks inherent in the biotechnology industry and for our licensees engaged in the development of new products in a regulated market. Among other things: there can be no assurance that our revenues or expenses will meet any expectations or follow any trend(s); that we will be able to retain our key employees; future arbitration, litigation or disputes with third parties may have a material adverse effect on us; our product candidates subject to our out-license agreements are still being developed, and our licensees’ may require substantial funds to continue development which may not be available; we may not be successful in entering into out-license agreements for our product candidates; if our therapeutic product candidates do not receive regulatory approval, our third-party licensees will not be able to manufacture and market them; products or technologies of other companies may render some or all of our product candidates noncompetitive or obsolete; we do not know whether there will be, or will continue to be, a viable market for the products in which we have an ownership or royalty interest; even once approved, a product may be subject to additional testing or significant marketing restrictions, its approval may be withdrawn or it may be voluntarily taken off the market; we and our licensees are subject to various state and federal healthcare related laws and regulations that may impact the commercialization of our product candidates and could subject us to significant fines and penalties; and certain of our technologies are in-licensed from third parties, so our capabilities using them are restricted and subject to additional risks. These and other risks, including those related to current economic and financial market conditions, are contained principally in Part II, Item 1A of this Quarterly Report on Form 10-Q and our other filings with the SEC. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q. You should read this Quarterly Report on Form 10-Q completely and with the understanding that our actual future results may be materially different from those we expect. Except as required by law, we assume no obligation to update these forward-looking statements, whether as a result of new information, future events or otherwise.

We use our trademarks, trade names and services marks in this report as well as trademarks, trade names and service marks that are the property of other organizations. Solely for convenience, trademarks and trade names referred to in this report appear without the ® and ™ symbols, but those references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or that the applicable owner will not assert its rights, to these trademarks and trade names.

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

Recent Business Developments

Royalty Purchase Agreements

Affitech Agreement

On October 6, 2021, we entered into a commercial payment purchase agreement (the “Affitech Agreement”) with Affitech Research AS (“Affitech”), a Norwegian biotech company. Pursuant to the Affitech Agreement, we purchased a future stream of commercial payment rights to F. Hoffmann-La Roche Ltd. and Hoffmann-La Roche Inc.’s faricimab from Affitech for $6.0 million. We are eligible to receive 0.50% of future net sales of faricimab for a ten-year period following the first commercial sales in each applicable jurisdiction. We may pay up to an additional $20.0 million to Affitech based upon the achievement of certain regulatory and sales milestones.

Kuros Royalty Purchase Agreement

On July 14, 2021, we entered into a royalty purchase agreement (the “Kuros Royalty Purchase Agreement”) with Kuros Biosciences AG, Kuros US LLC and Kuros Royalty Fund (US) LLC (collectively “Kuros”). Pursuant to the Royalty Purchase Agreement, we acquired the rights to 100% of the potential future royalties from commercial sales, which are tiered from high single-digit to low double-digits, and up to $25.5 million in pre-commercial milestone payments associated with an existing license agreement related to Checkmate Pharmaceuticals’ vidutolimod (CMP-001), a Toll-like receptor 9 agonist, packaged in a virus-like particle, for an upfront payment of $7.0 million plus potential future sales milestone payments in an aggregate amount of up to $142.5 million based on tiered net sales thresholds.

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

Portfolio Updates

On November 3, 2021, we were notified that we earned a $35.0 million milestone payment pursuant to a license agreement we entered into with Novartis International Pharmaceutical Ltd. in September 2015 (the “Anti-TGFβ Antibody License Agreement”).  The milestone was triggered upon dosing of the first patient in Novartis’ NIS793 Phase 3 clinical trial which occurred in October 2021. We are eligible to receive up to a total of $410.0 million of the remaining milestones under the Anti-TGFβ Antibody License Agreement. Upon receipt of regulatory approval to commercialize NIS793, we will receive tiered royalties on any net product sales that range from the mid single-digit to the low double-digits percentage rate. In July 2021, Novartis announced that the U.S. Food and Drug Administration had granted Orphan Drug Designation to NIS793 in combination with standard of care chemotherapy for the treatment of pancreatic cancer.

In September 2021, we earned a $0.5 million milestone payment under our license agreement with Compugen Ltd. (“Compugen”) triggered by the dosing of the first patient in a Phase 1/2 study of AZD2936, a TIGIT/PD-1 bispecific antibody, in patients with advanced or metastatic non-small cell lung cancer. AZD2936 is derived from COM902 and is being developed by AstraZeneca.

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

In September 2021, Novartis announced its decision to discontinue its study of CFZ533 (iscalimab) in the prevention of organ rejection in patients receiving a kidney transplant after an interim analysis of data.

2021 Series B Preferred Stock ATM Agreement

On August 5, 2021, we entered into an At The Market Issuance Sales Agreement (the “2021 Series B Preferred Stock ATM Agreement”) with B. Riley Securities, Inc. (“B. Riley”), under which we may offer and sell from time to time, at our sole discretion, through or to B. Riley, as agent or principal an aggregate amount not to exceed $50.0 million of our depositary shares, each representing a 1/1000th fractional interest in a share of our Series B Preferred Stock. B. Riley may sell the shares by any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 of the Securities Act, and will use its commercially reasonable efforts consistent with its normal trading and sales practices to sell the shares up to the amount specified. We will pay B. Riley a commission of up to 3% of the gross proceeds of any depositary shares sold under the 2021 Series B Preferred Stock ATM Agreement. No shares have been sold under the 2021 Series B Preferred Stock ATM Agreement since the agreement was executed.

Public Offering of Depositary Shares Representing Interest in Series B Preferred Stock

In April 2021, we closed a public offering of 1,600,000 depositary shares, each representing a 1/1000th fractional interest in a share of our 8.375% Series B cumulative, perpetual preferred stock (“Series B Preferred Stock”) at the price of $25.00 per depositary share. Total gross proceeds from the offering were $40.0 million. Total offering costs of $2.9 million were offset against the proceeds from the sale of depositary shares, for net proceeds of $37.1 million. On May 21, 2021, we declared a cash dividend of $0.55833 per depositary share, which were paid on July 15, 2021. On July 28, 2021, we declared a cash dividend of $0.52344 per depositary share of Series B Preferred Stock, payable to holders of depositary shares, on or about October 15, 2021. As of September 30, 2021, we held restricted cash of $3.4 million in a segregated account that may only be used to pay dividends on the Series A cumulative, perpetual preferred stock (“Series A Preferred Stock”) and Series B Preferred Stock.

Silicon Valley Bank Loan Extinguishment

In June 2021, we repaid our principal balance of $6.5 million and paid the 8.5% final payment fee of $1.4 million to Silicon Valley Bank (“SVB”). We recognized a non-cash loss on extinguishment of $0.3 million in other (expense) income, net of the condensed consolidated statement of operations. No outstanding principal balance remained under the loan agreement with SVB as of September 30, 2021.

Novartis Note Extinguishment

In June 2021, we repaid our outstanding principal balance to Novartis Pharma AG (“Novartis”) of $9.1 million. No amount was recorded as an extinguishment gain or loss in other (expense) income, net of the condensed consolidated statement of operations. No outstanding principal balance remained under the note agreement with Novartis as of September 30, 2021.

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

Critical Accounting Policies

Critical accounting policies are those that require significant judgment and/or estimates by management at the time that the financial statements are prepared such that materially different results might have been reported if other assumptions had been made. We consider certain accounting policies including those related to legal contingencies, revenue recognition under units-of-revenue method and stock-based compensation to be critical policies. There have been no significant changes in our critical accounting policies during the three and nine months ended September 30, 2021, as compared with those previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 10, 2021.

Our significant accounting policies are included in “Part I - Item 1 – Condensed Consolidated Financial Statements - Note 2 – Basis of Presentation and Significant Accounting Policies.”

Results of Operations

Revenues

Total revenues for the three and nine months ended September 30, 2021 and 2020, were as follows (in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2021	2020	Change	2021	2020	Change
Revenue from contracts with customers	$550	$200	$350	$1,094	$753	$341
Revenue recognized under units-of-revenue method	390	357	33	1,121	1,051	70
Total revenues	$940	$557	$383	$2,215	$1,804	$411

Revenue from Contracts with Customers

Revenue from contracts with customers includes upfront fees, milestone payments and royalties related to the out-licensing of our product candidates and technologies.

The increase for the three and nine months ended September 30, 2021, as compared to the same periods in 2020, was primarily due to $0.5 million of milestone revenue recognized in the third quarter of 2021 under our license agreement with Compugen.

The generation of future revenues related to licenses, milestones, and royalties is dependent on the achievement of milestones or product sales by our existing licensees. Due to the impact of COVID-19 on clinical trial activities of our licensees, potential milestone payments may be delayed.

Revenue recognized under units-of-revenue method

Revenues recognized under the units-of-revenue method include the amortization of unearned revenue from the sale of royalty interests to HealthCare Royalty Partners II, L.P (“HCRP”) in 2016. The increase in revenues for the three and nine months ended September 30, 2021, as compared to the same periods in 2020, was due to the increase in sales of products underlying the agreements with HCRP.

Research and Development Expenses

Research and development (“R&D”) expenses were $30,000 and $0.1 million for the three and nine months ended September 30, 2021, respectively, which was consistent with $34,000 and $0.1 million for the same periods in 2020.

We do not expect to incur substantial R&D expenses in 2021 due to the focus on our royalty aggregator business model.

General and Administrative Expenses

General and administrative (“G&A”) expenses include salaries and related personnel costs, professional fees and facilities costs. G&A expenses were $4.3 million and $3.2 million for the three months ended September 30, 2021 and 2020, respectively and $14.9 million and $13.1 million for the nine months ended September 30, 2021 and 2020, respectively.

The increase of $1.1 million for the three months ended September 30, 2021, as compared to the same period of 2020, was primarily due to a $0.5 million increase in salaries and related expenses, a $0.3 million increase in consulting costs and $0.1 million increase in legal and insurance costs.

The increase of $1.8 million for the nine months ended September 30, 2021, as compared to the same period of 2020, was primarily due to a $2.1 million increase in salaries and related expenses (including an increase of $1.2 million in non-cash stock compensation expense), a $0.6 million increase in consulting costs and a $0.4 million increase in legal and insurance fees, partially offset by a $1.4 million decrease in bad debt expense.

To support our royalty aggregator business model, we engage third parties to assist in our evaluation of potential acquisitions of milestone and royalty streams. These consulting expenses may increase in response to an increase in the volume of acquisition targets evaluated or completed.

Other Income (Expense)

Interest Expense

Amortization of debt issuance costs and discounts are included in interest expense. Interest expense is shown below for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2021	2020	Change	2021	2020	Change
SVB loan	$—	$334	$(334)	$373	$1,073	$(700)
Novartis note	—	100	(100)	88	409	(321)
Other	—	—	—	—	2	(2)
Total interest expense	$—	$434	$(434)	$461	$1,484	$(1,023)

The decrease in interest expense for the three and nine months ended September 30, 2021, as compared with the same period in 2020, is due to the repayment of our SVB and Novartis loans in June 2021 in addition to lower interest rates in 2021.

Other (Expense) Income, Net

The following table shows the activity in other (expense) income, net for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2021	2020	Change	2021	2020	Change
Other (expense) income, net
Change in fair value of equity securities	$(1,099)	$2,041	$(3,140)	$(482)	$1,891	$(2,373)
Investment income	8	5	3	28	153	(125)
Other	—	—	—	5	2	3
Total other (expense) income, net	$(1,091)	$2,046	$(3,137)	$(449)	$2,046	$(2,495)

The fluctuation in other (expense) income, net for the three and nine months ended September 30, 2021, as compared with the same periods of 2020, is primarily due the change in fair value of equity securities.

We own equity securities consisting of shares of Rezolute’s common stock which are remeasured at fair value at each reporting period. For the three and nine months ended September 30, 2021, we remeasured the fair value of the equity securities and recognized losses of $1.1 million and $0.5 million, respectively. For the three and nine months ended September 30, 2020, we recognized remeasurement gains of $2.0 million and $1.9 million, respectively.

Provision for Income Taxes

We recorded an income tax benefit of $1.5 million for the nine months ended September 30, 2020 as a result of the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act which was enacted on March 27, 2020. The CARES Act includes a five-year net operating loss (“NOL”) carryback provision which enabled us to recognize the tax benefits on the carry back of our net operating losses from 2018 to offset income in 2017. During the nine months ended September 30, 2021, we received $1.5 million in cash for our income tax receivable. We made no tax provision for the three and nine months ended September 30, 2021, since we incurred net operating losses. We continue to maintain a full valuation allowance against our remaining net deferred tax assets.

Liquidity and Capital Resources

The following table summarizes our cash, working capital and cash flow activities for each of the periods presented (in thousands):

	September 30,	December 31,
	2021	2020	Change
Cash	$68,757	$84,222	$(15,465)
Working capital	$68,364	$75,763	$(7,399)

	Nine Months Ended September 30,
	2021	2020	Change
Net cash used in operating activities	$(7,964)	$(7,586)	$(378)
Net cash used in investing activities	(20,500)	(9)	(20,491)
Net cash provided by (used in) financing activities	14,274	(3,368)	17,642
Net decrease in cash	$(14,190)	$(10,963)	$(3,227)

Cash Used in Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2021 of $8.0 million was primarily due to the $14.0 million net loss incurred, partially offset by stock-based compensation expense of $4.4 million, loss on remeasurement of equity securities to fair value of $0.5 million, loss on extinguishment of debt of $0.3 million and change in assets and liabilities of $0.4 million which includes $1.5 million in cash refund for income tax receivables. Net cash used in operating activities for the nine months ended September 30, 2020 of $7.6 million was primarily due to the $9.4 million net loss incurred, partially offset by stock-based compensation expense of $3.3 million.

Cash Used in Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2021 of $20.5 million was due to the $13.5 million payment pursuant to the Viracta Royalty Purchase Agreement executed in March 2021 and $7.0 million payment pursuant to the Kuros Royalty Purchase Agreement executed in July 2021. Net cash used in investing activities for the nine months ended September 30, 2020 of $9,000 was due to the purchase of property and equipment.

Cash Provided by (Used in) Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2021 of $14.3 million was primarily due to the receipt of net cash proceeds of $37.1 million from our public offering of Series B Preferred Stock, $1.0 million net cash provided from the exercise of stock options after related tax payments, partially offset by $4.3 million related to principal payments on debt, $17.1 million cash used to extinguish outstanding loans and $2.1 million payment of dividends on our Series A Preferred Stock and Series B Preferred Stock. Net cash used in financing activities for the nine months ended September 30, 2020 of $3.4 million was primarily related to principal payments of debt.

Public Offering of Series A Preferred Stock

In December 2020, we sold 984,000 shares of 8.625% Series A Preferred Stock at the price of $25.00 per share, through a public offering for aggregate gross proceeds of $24.6 million. Total offering costs of $2.0 million were offset against the proceeds from the sale of Series A Preferred Stock, for net proceeds of $22.6 million. Holders of our Series A Preferred Stock are entitled to receive, when and as declared by our Board of Directors, out of funds legally available for the payment of dividends, cumulative cash dividends at the rate of 8.625% of the $25.00 liquidation preference per year (equivalent to $2.15625 per share of Series A Preferred Stock per year). Dividends on the Series A Preferred Stock will accumulate and be cumulative from, and including, the date of original issue by us of the Series A Preferred Stock. Dividends are payable in arrears on or about the 15th day of January, April, July and October beginning April 15, 2021.

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

Holders of depositary shares representing interests in the Series B Preferred Stock are entitled to receive, when and as declared by our Board of Directors, out of funds legally available for the payment of dividends, cumulative cash dividends at the rate of 8.375% of the $25,000 liquidation preference per share of Series B Preferred Stock ($25.00 per depositary share) per year, which is equivalent to $2,093.75 per year per share of Series B Preferred Stock ($2.09375 per year per depositary share). Dividends on the Series B Preferred Stock will accumulate and be cumulative from, and including, the date of original issue by us of the Series B Preferred Stock. Dividends are payable in arrears on or about the 15th day of January, April, July and October beginning July 15, 2021.

Dividends

On March 17, 2021, our Board of Directors declared a cash dividend of $0.71875 per share payable to holders of Series A Preferred Stock, which we paid on April 15, 2021. On May 21, 2021, our Board of Directors declared a cash dividend of $0.53906 per share payable to holders of our Series A Preferred Stock and a cash dividend of $0.55833 per depositary share of Series B Preferred Stock, which we paid on July 15, 2021. On July 28, 2021, we declared a cash dividend of $0.53906 per share payable to holders of our Series A Preferred Stock and $0.52344 per depositary share of Series B Preferred Stock, payable to holders of our depositary shares, on or about October 15, 2021. As of September 30, 2021, we held restricted cash of $3.4 million in a segregated account that may only be used to pay dividends on our Series A Preferred Stock and Series B Preferred Stock underlying the depositary shares.

Silicon Valley Bank Loan Extinguishment

In June 2021, we repaid our principal balance of $6.5 million and paid the final payment of $1.4 million to SVB. We recognized a non-cash loss on extinguishment of $0.3 million in other (expense) income, net of the condensed consolidated statement of operations. No outstanding principal balance remained under the loan agreement with SVB as of September 30, 2021.

Novartis Note Extinguishment

In June 2021, we repaid our outstanding principal balance to Novartis of $9.1 million. No amount was recorded as an extinguishment gain or loss in other (expense) income, net of the condensed consolidated statement of operations. No outstanding principal balance remained under the note agreement with Novartis as of September 30, 2021.

2018 Common Stock ATM Agreement

On December 18, 2018, we entered into an At The Market Issuance Sales Agreement (the “2018 Common Stock ATM Agreement”) with H.C. Wainwright & Co., LLC (“HCW”), under which we may offer and sell from time to time at our sole discretion shares of our common stock through HCW as our sales agent, in an aggregate amount not to exceed $30.0 million. HCW may sell the shares by any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 of the Securities Act, and will use its commercially reasonable efforts consistent with its normal trading and sales practices to sell the shares up to the amount specified. We are required to pay HCW a commission of up to 3% of the gross proceeds of any shares of common stock sold under the 2018 Common Stock ATM Agreement. On March 10, 2021, we amended the 2018 Common Stock ATM Agreement with HCW to increase the aggregate amount of shares of our common stock that we could sell through HCW as our sales agent to $50.0 million. We have not sold any shares of common stock under the 2018 Common Stock ATM Agreement.

2021 Series B Preferred Stock ATM Agreement

On August 5, 2021, we entered into an At The Market Issuance Sales Agreement (the “2021 Series B Preferred Stock ATM Agreement”) with B. Riley Securities, Inc. (“B. Riley”), under which we may offer and sell from time to time, at our sole discretion, through or to B. Riley, as agent or principal an aggregate amount not to exceed $50.0 million of our depositary shares, each representing a 1/1000th fractional interest in a share of our Series B Preferred Stock. B. Riley may sell the shares by any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 of the Securities Act, and will use its commercially reasonable efforts consistent with its normal trading and sales practices to sell the shares up to the amount specified. We will pay B. Riley a commission of up to 3% of the gross proceeds of any depositary shares sold under the 2021 Series B Preferred Stock ATM Agreement. No shares have been sold under the 2021 Series B Preferred Stock ATM Agreement since the agreement was executed.

***

We have incurred significant operating losses since our inception and have an accumulated deficit of $1.2 billion as of September 30, 2021. As of September 30, 2021, we had $68.8 million and $3.4 million in unrestricted and restricted cash, respectively, which we anticipate will enable us to maintain our operations for a period of at least 12 months following the filing date of this report.

We have taken and continue to take steps to manage our resources by reducing and/or deferring certain discretionary expenditures to mitigate the adverse impact of the COVID-19 pandemic. Future impacts of COVID-19, related variants, and vaccine distribution may require further actions to improve our cash position, which may include reducing or delaying acquisitions of additional royalty and milestone rights or obtaining additional funds through debt arrangements, the 2018 Common Stock ATM Agreement, the 2021 Series B Preferred Stock ATM Agreement or other equity issuances. Our ability to raise additional capital in the equity and debt markets, should we choose to do so, is dependent on a number of factors, including, but not limited to, the market demand for our common stock, which itself is subject to a number of development and business risks and uncertainties, our creditworthiness and the uncertainty that we would be able to raise such additional capital at a price or on terms that are favorable to us. In addition, our ability to raise additional funds may be adversely impacted by deteriorating global economic conditions and the recent disruptions to and volatility in the credit and financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic.

Changes in Commitments and Contingencies

Our commitments and contingencies were reported in our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC. Except as noted below, there have been no material changes from the commitment and contingencies previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.

Contingent Consideration

Pursuant to the Kuros Royalty Purchase Agreement, we may be required to pay Kuros potential future sales milestone payments in an aggregate amount of up to $142.5 million based on tiered net sales thresholds.

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

We have incurred significant operating losses and negative cash flows from operations since our inception. Although we generated net income of $13.3 million and positive cash flows from operations of $10.1 million for the year ended December 31, 2020, we had net losses of $2.0 million for the year ended December 31, 2019. As of September 30, 2021, we had an accumulated deficit of $1.2 billion. We do not know whether we will ever achieve sustained profitability or whether cash flow from future operations will be sufficient to meet our needs.

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

Our royalty aggregator strategy may require us to raise additional funds to acquire milestone and royalty interests; we cannot be certain that funds will be available or available at an acceptable cost of capital, and if they are not available, we may be unsuccessful in acquiring milestone and royalty interests to sustain the business in the future.*

We may need to commit substantial funds to continue our business, and we may not be able to obtain sufficient funds on acceptable terms, if at all. Any additional debt financing or additional equity that we raise may contain terms that are not favorable to us and/or result in dilution to our stockholders, including pursuant to our 2018 Common Stock At The Market Issuance Sales Agreement, as amended (the “2018 Common Stock ATM Agreement”) and to our 2021 Series B Preferred Stock At The Market Issuance Sales Agreement (the “2021 Series B Preferred Stock ATM Agreement”). Our Series A Preferred Stock and Series B Preferred Stock, while not dilutive, includes dividends and required that we establish a segregated cash account adequate to fund the dividends. If we raise additional funds through licensing arrangements with third parties, we may be required to relinquish some rights to our technologies or our product candidates, grant licenses on terms that are not favorable to us or enter into a license arrangement for a product candidate at an earlier stage of development or for a lesser amount than we might otherwise choose.

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

We have a continuing obligation to pay quarterly dividends to holders of our Series A Preferred stock and Series B Preferred Stock, which will be an on-going expenditure for us and may limit our ability to borrow additional funds.*

Holders of our Series A Preferred Stock are entitled to receive, when and as declared by our Board of Directors, out of funds legally available for the payment of dividends, cumulative cash dividends at the rate of 8.625% of the $25.00 liquidation preference per year (equivalent to $2.15625 per year). Dividends on the Series A Preferred Stock will accumulate and be cumulative from, and including, the date of original issue by us of the Series A Preferred Stock. Dividends will be payable in arrears on or about the 15th day of January, April, July and October beginning April 15,

2021. In the event of any voluntary or involuntary liquidation, dissolution or winding up of our affairs, the holders of shares of Series A Preferred Stock are entitled to be paid out of our assets legally available for distribution to our stockholders a liquidation preference of $25.00 per share, plus an amount equal to any accumulated and unpaid dividends up to the date of payment (whether or not declared), before any distribution or payment may be made to holders of shares of common stock or any other class or series of our equity stock ranking, as to liquidation rights, junior to the Series A Preferred Stock. On and after December 15, 2021, the shares of Series A Preferred Stock will be redeemable at our option, in whole or in part, at redemption prices ranging from $26.00 per share to $25.00 per share, plus any accrued and unpaid dividends, depending on the date of redemption.

Holders of depositary shares representing interests in our Series B Preferred Stock are entitled to receive, when and as declared by our Board of Directors, out of funds legally available for the payment of dividends, cumulative cash dividends at the rate of 8.375% of the $25,000 liquidation preference per share of Series B Preferred Stock ($25.00 per depositary share) per year (equivalent to $2,093.75 per year per share or $2.09375 per year per depositary share). Dividends on the Series B Preferred Stock will accumulate and be cumulative from, and including, the date of original issue by us of the Series B Preferred Stock. Dividends will be payable in arrears on or about the 15th day of January, April, July and October beginning July 15, 2021. As of September 30, 2021, we held restricted cash of $3.4 million in a segregated account that may only be used to pay dividends on our Series A and Series B Preferred Stock.

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

The holders of our preferred stock have rights that are senior to those of our common stockholders.*

At September 30, 2021, we had issued and outstanding 984,000 shares of Series A Preferred Stock with a liquidation preference of $25.00 per share, plus an amount equal to any accumulated and unpaid dividends up to the date of payment (whether or not declared). Additionally, as of April 9, 2021, we had issued and outstanding 1,600,000 depositary shares, each representing a 1/1000th fractional interest in a share of our Series B Preferred Stock with a liquidation preference of $25,000 per share of Series B Preferred Stock ($25.00 per depositary share), plus an amount equal to any accumulated and unpaid dividends up to the date of payment (whether or not declared). Our preferred stock is senior to our shares of common stock in right of payment of dividends and other distributions. In the event of our bankruptcy, dissolution or liquidation, the holders of our preferred stock must be satisfied before any distributions can be made to our common stockholders.

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

Our asset portfolio may not be fully diversified by product, therapeutic area, geographic region or other criteria. Any significant deterioration in the amount or likelihood of receipt of potential cash flows from the top products in our asset portfolio could have a material adverse effect on our business, financial condition and results of operations. For example, in September 2021, Novartis announced its decision to discontinue its study of CFZ533 (iscalimab) in the prevention of organ rejection in patients receiving a kidney transplant after an interim analysis of data. In addition, should the payor of any future potential milestones or royalties decline to pay such potential milestones and royalties for any reason, such failure may result in a material adverse effect on our financial condition and results of operation.

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

We had 12 employees as of November 1, 2021. We may require additional experienced executive, accounting, legal, administrative and other personnel from time to time in the future. There is intense competition for the services of these personnel, especially in California. Moreover, we expect that the high cost of living in the San Francisco Bay Area, where our headquarters is located, may impair our ability to attract and retain employees in the future. If we do not succeed in attracting new personnel and retaining and motivating existing personnel, our business may suffer and we may be unable to implement our current initiatives or grow effectively.

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

The California Consumer Privacy Act of 2018 became effective on January 1, 2020 (collectively the Act and its regulations, “CCPA”). The CCPA establishes a privacy framework for covered businesses, including an expansive definition of personal information and data privacy rights for California residents. Additionally, although not effective until January 1, 2023, the California Privacy Rights Act (“CPRA”), which expands upon the CCPA, was passed in the election on November 3, 2020. The CCPA gives (and the CPRA will give) California residents expanded privacy rights, including the right to request correction, access and deletion of their personal information, the right to opt out of certain personal information sharing, and the right to receive detailed information about how their information is processed. The CCPA and CPRA include a framework with potentially severe statutory damages and private rights of action. The CCPA requires covered companies to provide new disclosures to California consumers (as that word is broadly defined in the CCPA), provide such consumers new ways to opt-out of certain sales of personal information, and allow for a new cause of action for data breaches. As we expand our operations, the CCPA and CPRA will likely impact our business activities and may increase our compliance costs and potential liability. If we fail to comply with the CCPA and CPRA, we may face significant fines and penalties that could adversely affect our business, financial condition and results of operations. Other states are beginning to pass similar laws, and some observers have noted that the CCPA could mark the beginning of a trend toward more stringent privacy legislation in the United States, which could increase our potential liability and adversely affect our business. Accordingly, data security breaches experienced by us, our partners or contractors could lead to significant fines, required corrective action, the loss of trade secrets or other intellectual property, public disclosure of sensitive clinical or commercial data, and the exposure of personally identifiable information (including sensitive personal information) of our employees, partners, and others. A data security breach or privacy violation that leads to disclosure or modification of, or prevents access to, patient information, including personally identifiable information or protected health information, could result in fines, increased costs or loss of revenue as a result of:

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

Also, there has been heightened governmental scrutiny recently in the U.S. over pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. At the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020 and September 13, 2020, the Trump administration announced several executive orders related to prescription drug pricing that attempt to implement several of the administration’s proposals. The FDA also released a final rule, effective November 30, 2020, implementing a portion of the importation executive order providing guidance for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, the U.S. Department of Health and Human Services, or HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed pending review by the Biden administration until January 1, 2023. On November 20, 2020, the Centers for Medicare & Medicaid Services, or CMS issued an interim final rule implementing President Trump’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. As a result of litigation challenging the Most Favored Nation model, on August 10, 2021, CMS published a proposed rule that seeks to rescind the Most Favored Nation Model interim final rule. In July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue to advance these principles. In addition, Congress is considering drug pricing as part of the budget reconciliation process. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, and restrictions on certain product access. In some cases, such legislation and regulations have been designed to encourage importation from other countries and bulk purchasing.

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

HIPAA, as amended by the Health Information Technology and Clinical Health Act, and its implementing regulations, also imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information by entities subject to the law, such as certain healthcare providers, health plans, and healthcare clearinghouses as well as their respective business associates and their subcontractors that perform certain functions or activities that involve the use or disclosure of protected health information on their behalf.

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

General Risk Factors

Our share price may be volatile, and there may not be an active trading market for our common stock, Series A Preferred Stock or our Series B Preferred Stock.*

There can be no assurance that the market price of our common stock will not decline below its present market price. Additionally, there may not be an active trading market for our common stock, Series A Preferred Stock or depositary shares representing interests in our Series B Preferred Stock. The market prices of biotechnology companies have been and are likely to continue to be highly volatile. Fluctuations in our operating results and general market conditions for biotechnology stocks could have a significant impact on the volatility of our stock price or the existence of an active trading market for our common stock, Series A Preferred Stock or depositary shares representing interests in our Series B Preferred Stock. We have experienced significant volatility in the price of our common stock. From January 1, 2021, through November 1, 2021, the share price of our common stock has ranged from a high of $44.50 to a low of $20.63. From January 1, 2021, through November 1, 2021, the share price of our Series A Preferred Stock has ranged from a high of $27.57 to a low of $24.88. From April 12, 2021, through November 1, 2021, the share price of our Series B Preferred Stock has ranged from a high of $27.95 to a low of $24.05. Additionally, we have two significant holders of our common stock that could affect the liquidity of our stock and have a significant negative impact on our stock price if the holders were to quickly sell their ownership positions.

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

We have issued equity securities, and may issue additional equity securities from time to time, that materially and adversely affect the price of our common stock, including our Series X preferred stock, Series A Preferred Stock and depositary shares representing interests in our Series B Preferred Stock.*

We expect that significant additional capital will be needed in the future to continue our planned operations. To the extent we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. We may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in such a manner as we determine from time to time, including pursuant to our 2018 Common Stock ATM Agreement, as amended, and 2021 Series B Preferred Stock ATM Agreement. If we sell common stock, convertible securities or other equity securities in more than one transaction, investors may be materially diluted by subsequent sales. These sales may also result in material dilution to our existing stockholders, and new investors could gain rights superior to our existing stockholders. If we issue additional equity securities, the price of our common stock may be materially and adversely affected.

As of September 30, 2021, there were 5,003 shares of Series X preferred stock issued and outstanding. Each share of Series X preferred stock is convertible into 1,000 shares of registered common stock. The total number of shares of common stock issuable upon conversion of all issued Series X preferred stock would be 5,003,000 shares. Each share is convertible at the option of the holder at any time, provided that the holder will be prohibited from converting into common stock if, as a result of such conversion, the holder, together with its affiliates, would beneficially own a number of shares above a conversion blocker, which was initially set at 19.99% of our total common stock then issued and outstanding immediately following the conversion of such shares. A holder of Series X preferred shares may elect to increase or decrease the conversion blocker above or below 19.99% on 61 days’ notice, provided the conversion blocker does not exceed the limits under Nasdaq Marketplace Rule 5635(b), to the extent then applicable. If holders of our Series X convertible preferred stock elect to convert their preferred shares into common stock such conversion would dilute our currently outstanding common stock both in number and in earnings per share. BVF (and its affiliates), as current holders of all shares of our Series X preferred stock, would, if they converted all such shares to common stock, obtain majority voting control of the Company. In February 2020, Biotechnology Value Fund, L.P. (“BVF”), the holders of Series Y convertible preferred shares, elected to increase the beneficial ownership limitation to 50% and on April 15, 2020, BVF converted all of their shares of Series Y preferred stock into 1,252,772 shares of common stock. As of September 30, 2021, BVF owned approximately 31.2% of our total outstanding shares of common stock, and if all of the Series X convertible preferred shares were converted, BVF would own 52.3% of our total outstanding shares of common stock. Additionally, as of April 9, 2021, we had issued and outstanding 984,000 shares of Series A Preferred Stock and 1,600,000 depositary shares, each representing a 1/1000th fractional interest in a share of our Series B Preferred Stock.

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

We may sell additional equity or debt securities to fund our operations, which may result in dilution to our stockholders and impose restrictions on our business.*

In order to raise additional funds to support our operations, we may sell additional equity or convertible debt securities, which would result in dilution to our stockholders and/or debt securities which may impose restrictive covenants that would adversely impact our business. The sale of additional equity or convertible debt securities could result in additional dilution or result in other rights or obligations that adversely affect our stockholders. For example, holders of shares of our Series A Preferred Stock are entitled to receive, when and as declared by our Board of Directors, out of funds legally available for the payment of dividends, cumulative cash dividends at the rate of 8.625% of the $25.00 liquidation preference per year (equivalent to $2.15625 per year). Additionally, holders of depositary shares representing interests in our Series B Preferred Stock are entitled to receive, when and as declared by our Board of Directors, out of funds legally available for the payment of dividends, cumulative cash dividends at the rate of 8.375% of the $25,000 liquidation preference per share of Series B Preferred Stock ($25.00 per depositary share) per year (equivalent to $2,093.75 per year per share or $2.09375 per year per depositary share). The incurrence of indebtedness would result in increased fixed payment obligations and could also result in certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. If we are unable to expand our operations or otherwise capitalize on our business opportunities, our business, financial condition and results of operations could be materially adversely affected.

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

Based on an analysis under Section 382 of the Internal Revenue Code (which subjects the amount of pre-change NOLs and certain other pre-change tax attributes that can be utilized to an annual limitation), we experienced ownership changes in 2009 and 2012, which substantially limit the future use of our pre-change NOLs and certain other pre-change tax attributes per year. In February 2017, we completed an equity financing for net proceeds of $24.8 million which triggered an additional ownership change under Section 382 that significantly impacted the availability of our tax attributes against future income. Further, due to the existence of a net unrealized built-in loss at the ownership change date, Section 382 further limits our ability to fully utilize the tax deductions associated with certain of our assets, including depreciation and amortization deductions recognized during the 60-month period following the ownership change ending in 2022. Although these deductions will occur in the post-change period, Section 382 treats the deductions as pre-change losses subject to the annual 382 limitation. As of September 30, 2021, we have excluded the NOLs and research and development credits that will expire as a result of the annual limitations. To the extent that we do not utilize our carry-forwards within the applicable statutory carry-forward periods, either because of Section 382 limitations or the lack of sufficient taxable income, the carry-forwards will also expire unused.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

		Incorporation By Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

3.1	Certificate of Incorporation of XOMA Corporation	8-K	000-14710	3.1	01/03/2012

3.2	Certificate of Amendment of Certificate of Incorporation of XOMA Corporation	8-K	000-14710	3.1	05/31/2012

3.3	Certificate of Amendment of Amended Certificate of Incorporation of XOMA Corporation	8-K	000-14710	3.1	05/28/2014

3.4	Certificate of Amendment to the Amended Certificate of Incorporation of XOMA Corporation	8-K	000-14710	3.1	10/18/2016

3.5	Certificate of Designation of Preferences, Rights and Limitations of Series X Convertible Preferred Stock	8-K	000-14710	3.1	02/16/2017

3.6	Certificate of Designation of Preferences, Rights and Limitations of 8.625% Series A Cumulative Perpetual Preferred Stock	8-K	000-14710	3.1	12/11/2020

3.7	Certificate of Designation of Preferences, Rights and Limitations of 8.375% Series B Cumulative Perpetual Preferred Stock	8-K	000-39801	3.1	04/08/2021

3.8	Certificate of Correction of the Certificate of Designation of 8.375% Series B Cumulative Perpetual Preferred Stock dated June 9, 2021	10-Q	001-39801	3.8	08/05/2021

3.9	Certificate of Amendment to the Certificate of Designation of 8.375% Series B Cumulative Perpetual Preferred Stock of XOMA Corporation.	8-K	001-39801	3.1	08/05/2021

3.10	By-laws of XOMA Corporation	8-K	000-14710	3.2	01/03/2012

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, 3.5, 3.6, 3.7, 3.8, 3.9 and 3.10

4.2	Specimen of Common Stock Certificate	8-K	000-14710	4.1	01/03/2012

4.3	Deposit Agreement, dated effective April 9, 2021, by and among XOMA Corporation, American Stock Transfer & Trust Company, LLC, as depositary, and the holders of the depositary receipts issued thereunder	8-K	000-39801	4.1	04/08/2021

4.4	Form of Warrant (May 2018 Warrant)	10-Q	000-14710	4.6	08/07/2018

4.5	Form of Warrant (March 2019 Warrant)	10-Q	000-14710	4.7	05/06/2019

10.1	At Market Issuance Sales Agreement, dated August 5, 2021, by and between XOMA Corporation and B. Riley Securities, Inc.	8-K	001-39801	10.1	08/05/2021

10.2 +#	Royalty Purchase Agreement, dated July 14, 2021, by and among XOMA (US) LLC and Kuros Royalty Fund (US) LLC

Incorporation By Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

31.1+	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)

31.2+	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)

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

XOMA Corporation

Date: November 4, 2021	By:	/s/ JAMES R. NEAL
James R. Neal Chief Executive Officer (principal executive officer) and Director

Date: November 4, 2021	By:	/s/ THOMAS BURNS
Thomas Burns Senior Vice President, Finance and Chief Financial Officer (principal financial and principal accounting officer)