Form 10-K
period 2021-12-31
XOMA Corp
filed 2022-03-08
CIK 791908

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒       ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                      TO

Commission File Number 001-39801

XOMA CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	52-2154066
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2200 Powell Street, Suite 310, Emeryville, California	94608
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (510) 204-7200

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0075 par value	XOMA	The Nasdaq Global Market
8.625% Series A Cumulative, Perpetual Preferred Stock, par value $0.05	XOMAP	The Nasdaq Global Market
Depositary Shares (each representing 1/1000th interest in a share of 8.375% Series B Cumulative Perpetual Preferred Stock, par value $0.05)	XOMAO	The Nasdaq Global Market

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on the Nasdaq Global Market on June 30, 2021, was $240,018,070.

Number of shares of Registrant’s Common Stock outstanding as of March 3, 2022 was 11,319,124.

Portions of the Registrant’s Definitive Proxy Statement relating to the Company’s 2022 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

XOMA Corporation

2021 FORM 10-K ANNUAL REPORT

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

i

GLOSSARY OF TERMS AND ABBREVIATIONS

Abbreviations	Definition

2010 Plan	the Company's 2010 Long Term Incentive and Stock Award Plan, as amended
2018 Common Stock ATM Agreement	At The Market Issuance Sales Agreement with HCW dated December 18, 2018
2021 Series B Preferred Stock ATM Agreement	At The Market Issuance Sales Agreement with B. Riley dated August 5, 2021
‘40 Act	Investment Company Act of 1940
ACA	The Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010
Affimed	Affimed N.V.
Affitech	Affitech Research AS
Affitech CPPA	the Company's Commercial Payment Purchase Agreement with Affitech dated October 6, 2021
Agenus	Agenus, Inc. and certain affiliates
Agenus RPA	the Company's Royalty Purchase Agreement with Agenus dated September 20, 2018
Anti-TGFβ Antibody License Agreement	the Company's License Agreement with Novartis dated September 30, 2015
Aronora	Aronora, Inc.
Aronora RPA	the Company's Royalty Purchase Agreement with Aronora dated April 7, 2019
AstraZeneca	AstraZeneca plc
ASC	Accounting Standards Codification
ASC 310	ASC Topic 310, Receivables
ASC 606	ASC Topic 606, Revenue from Contracts with Customers
Bayer	Bayer Pharma AG
Bioasis	Bioasis Technologies, Inc. and certain affiliates
Bioasis RPA	the Company's Royalty Purchase Agreement with Bioasis dated February 25, 2019
BLA	Biologic License Application
B. Riley	B. Riley Securities, Inc.
BVF	Biotechnology Value Fund, L.P.
CCPA	California Consumer Privacy Act of 2018, collectively the Act and its regulations
CARES	Coronavirus Aid, Relief, and Economic Security
cGMP	current Good Manufacturing Processes
Chiesi	Chiesi Farmaceutici S.p.A.
Chiron	Chiron Corporation
Chiron Collaboration Agreement	the Company's Collaboration Agreement with Chiron dated February 27, 2004, as amended in May 2005, July 2008 and September 2015
Compugen	Compugen Ltd.
CPPA	Commercial Payment Purchase Agreement
CPRA	California Privacy Rights Act
EMA	European Medicines Agency
ESPP	2015 Employee Stock Purchase Plan, as amended
EU	European Union
FCPA	U.S. Foreign Corrupt Practices Act of 1977, as amended
FDA	U.S. Food and Drug Administration
G&A	General and administrative
GDPR	General Data Protection Regulation
Gevokizumab License Agreement	the Company's License Agreement with Novartis dated August 24, 2017
HCRP	Healthcare Royalty Partners II, L.P.

HCW	H.C. Wainwright & Co., LLC
HIPAA	Federal Health Insurance Portability and Accountability Act of 1996
ICE®	Innate cell engager
Janssen	Janssen Biotech, Inc.
Kuros	Kuros Biosciences AG, Kuros US LLC and Kuros Royalty Fund (US) LLC, collectively
Kuros RPA	the Company's Royalty Purchase Agreement with Kuros dated July 14, 2021
Merck	Merck Sharp & Dohme Corp
NDA	New Drug Application
NIAID	National Institute of Allergy and Infectious Diseases
NIH	National Institutes of Health
NOL	net operating loss
Novartis	Novartis Pharma AG, Novartis International Pharmaceutical Ltd., Novartis Institutes for Biomedical Research, Inc. and/or Novartis Vaccines and Diagnotics, Inc.
Novartis Note Agreement	the secured note agreement with Novartis (previously Chiron) dated May 26, 2005, as amended
Novartis Note	the note with Novartis pursuant to the Novartis Note Agreement
Ology Bioservices	Ology Bioservices Inc. (formerly Nanotherapeutics Inc., now a wholly owned subsidiary of National Resilience, Inc.)
Palo	Palobiofarma, S.L.
Palo RPA	the Company's Royalty Purchase Agreement with Palo dated September 26, 2019
Pfizer	Pfizer, Inc.
R&D	Research and development
Rezolute	Rezolute, Inc., formerly Antria Bio
Rezolute License Agreement	the Company's License Agreement with Rezolute dated December 6, 2017, as amended in March 2018, January 2019 and March 2020
RPA	Royalty Purchase Agreement
Roche	F. Hoffmann-La Roche AG
SEC	Securities and Exchange Commission
Second Bioasis RPA	the Company's Royalty Purchase Agreement with Bioasis dated November 2, 2020
Series A Preferred Stock	the 8.625% Series A cumulative, perpetual preferred stock issued in December 2020
Series B Preferred Stock	the 8.375% Series B cumulative, perpetual preferred stock issued in April 2021
Series B Depositary Shares	the depositary shares, each representing 1/1000th interest in a share of Series B Preferred Stock
SOX	Sarbanes-Oxley Act of 2002
SVB	Silicon Valley Bank
SVB Loan Agreement	the loan and security agreement with SVB dated May 7, 2018, as amended
SVB Loan	the loan with SVB pursuant to the SVB Loan Agreement
Takeda	Takeda Pharmaceutical Company Limited
Takeda Collaboration Agreement	the Company's Collaboration Agreement with Takeda dated November 1, 2006, as amended in February 2007 and February 2009
Viracta	Viracta Therapeutics, Inc.
Viracta RPA	the Company's Royalty Purchase Agreement with Viracta dated March 22, 2021
XOMA	XOMA Corporation, including subsidiaries

PART I

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and the Private Securities Litigation Reform Act of 1995, which are subject to the “safe harbor” created by those sections. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to them. In some cases, you can identify forward-looking statements by words such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential,” “intend” and similar expressions intended to identify forward-looking statements. Examples of these statements include, but are not limited to, statements regarding: our future operating expenses, our future losses, the potential success of our strategy as a royalty aggregator, the extent to which our issued and pending patents may protect our products and technology, the potential of our existing product candidates to lead to the development of commercial products, our ability to receive potential milestone or royalty payments under license and collaboration agreements and the probability, amount and timing of receipt of those payments, and our continuing obligation to pay quarterly cash dividends on our Series A Preferred Stock and Series B Preferred Stock. These statements are based on assumptions that may not prove accurate. Actual results could differ materially from those anticipated due to certain risks inherent in the biotechnology industry and for our licensees engaged in the development of new products in a regulated market. Among other things: our product candidates subject to our out-license agreements are still being developed, and our licensees’ may require substantial funds to continue development which may not be available; if our therapeutic product candidates do not receive regulatory approval, our third-party licensees will not be able to market them; products or technologies of other companies may render some or all of our product candidates noncompetitive or obsolete; we do not know whether there will be, or will continue to be, a viable market for the products in which we have an ownership or royalty interest; even once approved, a product may be subject to additional testing or significant marketing restrictions, its approval may be withdrawn or it may be voluntarily taken off the market; and we and our licensees are subject to various state and federal healthcare related laws and regulations that may impact the commercialization of our product candidates and could subject us to significant fines and penalties; and certain of our technologies are in-licensed from third parties, so our capabilities using them may be restricted and subject to additional risks. These and other risks, including those related to current economic and financial market conditions, are contained principally in Item 1, Business; Item 1A, Risk Factors; Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations; and other sections of this Annual Report on Form 10-K. Factors that could cause or contribute to these differences include those discussed in Item 1A, Risk Factors, as well as those discussed elsewhere in this Annual Report on Form 10-K.

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

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based on information available to us as of the date of this Annual Report on Form 10-K. While we believe that information provides a reasonable basis for these statements, that information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely on these statements.

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

●	The COVID-19 pandemic has adversely impacted and could materially and adversely impact in the future our licensees or royalty-agreement counterparties or their licensees, which could cause delays or elimination of our receipts of potential milestones and royalties under our licensing or royalty and milestone acquisition arrangements.
●	Our acquisitions of potential future royalty and/or milestone payments may not produce anticipated revenues and/or may be negatively affected by a default or bankruptcy of the licensor(s) or licensee(s), and if such transactions are secured by collateral, we may be, or may become, under-secured by the collateral or such collateral may lose value and we will not be able to recuperate our capital expenditures associated with the acquisition.
●	Many of our potential royalty acquisitions may be associated with drug products that are in clinical development and have not yet been commercialized. To the extent that such products are not successfully developed and commercialized, our financial condition and results of operations may be negatively impacted. Acquisitions of potential royalties associated with development stage biopharmaceutical product candidates are subject to a number of uncertainties.
●	We depend on our licensees and royalty-agreement counterparties for the determination of royalty and milestone payments. While we typically have primary or back-up rights to audit our licensees and royalty-agreement counterparties, the independent auditors may have difficulty determining the correct royalty calculation, errors, may be undetectable and payment calculations may call for retroactive adjustments. We may have to exercise legal remedies to resolve any disputes resulting from any such audit.
●	The lack of liquidity of our acquisitions of future potential milestones and royalties may adversely affect our business and, if we need to sell any of our acquired assets, we may not be able to do so at a favorable price, if at all. As a result, we may suffer losses. We have sustained losses in the past, and we expect to sustain losses in the foreseeable future.
●	Our royalty aggregator strategy may require that we register with the SEC as an “investment company” in accordance with the Investment Company Act of 1940. If we were to become an “investment company” and be subject to the restrictions of the 1940 Act, those restrictions would likely require significant changes in the way we do business and add significant administrative burdens to our operations.
●	Our royalty aggregator strategy may require us to raise additional funds to acquire milestone and royalty interests; we cannot be certain that funds will be available or available at an acceptable cost of capital, and if they are not available, we may be unsuccessful in acquiring milestone and royalty interests to sustain the business in the future.
●	Information available to us about the biopharmaceutical products underlying the potential royalties we buy may be limited and therefore our ability to analyze each product and its potential future cash flow may be similarly limited.
●	Our future income is dependent upon numerous potential milestone and royalty-specific assumptions and, if these assumptions prove not to be accurate, we may not achieve our anticipated rates of returns. Reductions in potential milestone or royalty payments compared to expectations, or impairments in the value of potential milestones and royalties acquired could have a material adverse effect our financial condition and results of operations.

●	A large percentage of the calculated net present value of our portfolio is represented by a limited number of products. The failure of any one of these products to move forward in clinical development or commercialization may have a material adverse effect on our financial condition and results of operation.
●	We rely heavily on license and collaboration relationships, and any disputes or litigation with our licensees, collaborators and their partners or termination or breach of any of the related agreements could reduce the financial resources available to us. In the event of any disagreement that cannot be resolved satisfactorily to us, we may end up being paid less than anticipated on such product or involved in costly and time-consuming arbitration or litigation, which could materially adversely affect our financial condition, results of operation and future prospects.
●	Our potential milestone and royalty providers may rely on third parties to provide services in connection with their product candidate development and manufacturing programs. The inadequate performance by or loss of any of these service providers could adversely affect our potential milestone and royalty providers’ product candidate development.
●	We may not be able to successfully identify and acquire potential milestone and royalty streams on other products, product candidates, or programs, or other companies to grow and diversify our business, and, even if we are able to do so, we may not be able to successfully manage the risks associated with integrating any such products, product candidates, programs or companies into our business or we may otherwise fail to realize the anticipated benefits of these acquisitions.
●	Our potential milestone and royalty providers face uncertain results of clinical trials of product candidates. If our potential royalty providers’ therapeutic product candidates do not receive regulatory approval, our potential royalty providers will be unable to market them.
●	We do not know whether there will be, or will continue to be, a viable market for the product candidates in which we have an ownership, milestone or royalty interest.
●	If we and our potential royalty providers are unable to protect our intellectual property, in particular patent protection for principal products, product candidates and processes in which we have an ownership or royalty interest, and prevent the use of the covered subject matter by third parties, our potential royalty providers’ ability to compete in the market will be harmed, and we may not realize our profit potential.
●	We have a continuing obligation to pay quarterly dividends to holders of our Series A Preferred Stock and Series B Preferred Stock, which will be an on-going expenditure for us and may limit our ability to borrow additional funds.

Item 1.   Business

Overview and Strategy

XOMA, a Delaware corporation, is a biotech royalty aggregator. We have a sizable portfolio of economic rights to future potential milestone and royalty payments associated with partnered pre-commercial therapeutic candidates. Our portfolio was built through licensing our proprietary products and platforms from our legacy discovery and development business, combined with acquisitions of rights to future milestones and royalties that we have made since our royalty aggregator business model was implemented in 2017. We expect that most of our future revenue will be based on payments we may receive for milestones and royalties related to these programs.

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

COMPANY	ASSET NAME	TARGET	ROYALTY RATE
Affimed	AFM13	CD30/CD16A	Confidential
Affimed	AFM24	EGRF/CD16A	Confidential
Aronora	AB002 (proCase/E-WE thrombin)	Protein kinase C	Low single-digit
Aronora	AB023 (xisomab, 3G3)	Factor XI	Low single-digit
Aronora	AB054	Factor XII	Low single-digit
AstraZeneca	AZD2936	TIGIT/PD-1	Low single-digit
AVEO Oncology	AV-299 (ficlatuzumab)	HGF	Low single-digit
Bayer (Aronora RPA)	BAY1213790 (osocimab)	Factor XIa	Low single-digit
Checkmate Pharmaceuticals	CMP-001 (vidutolimod)	TLR9	High single-digit to double-digit
Chiesi (Bioasis RPA)	Lysosomal Storage Disorders Enzymes	Enzyme replacement therapy	Low single-digit
Compugen	COM902	TIGIT	Low single-digit
Day One	DAY101	Pan-RAF	Mid single-digit
Denovo Biopharma	vosaroxin	Topoisomerase II	High single-digit
Incyte (Agenus RPA)	INCAGN1876	GITR	Mid single-digit
Incyte (Agenus RPA)	INCAGN1949	OX-40	Mid single-digit
Incyte (Agenus RPA)	INCAGN02390	TIM-3	Low to mid single-digit
Incyte (Agenus RPA)	INCAGN2385	LAG-3	Low to mid single-digit
Janssen Biotech	JNJ-63723283 (cetrelimab)	PD-1	0.75%
Janssen Biotech	JNJ-63709178	CD123xCD3	0.75%
Janssen Biotech	JNJ-63898081	PSMAxCD3	0.75%
Merck (Agenus RPA)	MK-4830	ILT-4	Low single-digit

Molecular Templates	MT-0169	CD-38	4%
Novartis	CFZ533 (iscalimab)	CD-40	Mid single-digit to low-teens
Novartis	VPM087 (gevokizumab)	IL-1ß	High single-digit to mid-teens
Novartis	NIS793	TGFß	Mid single-digit to low teens
Novartis (Palobiofarma RPA)	NIR178	Adenosine A2a receptor	Low single-digit
Ology Bioservices	G03-52-01	Botulinum neurotoxins	15%
Palo	PBF-680	Adenosine A1 receptor	Low single-digit
Palo	PBF-677	Adenosine A3 receptor	Low single-digit
Palo	PBF-999	Adenosine A2a / Phosphodiesterase 10 (PDE-10)	Low single-digit
Palo	PBF-1129	Adenosine A2b receptor	Low single-digit
Palo	PBF-1650	Adenosine A3 receptor	Low single-digit
Rezolute	RZ358	INSR	High single-digit to mid-teens
Rezolute	RZ402	Plasma kallikrein	Low single-digit
Roche	faricimab (faricimab-svoa)	Angiopoietin-2 and VEGF-A	0.5%
Sesen Bio	oportuzumab monatox-qqrs	EpCAM	0.875%
Takeda	TAK-079 (mezagitamab)	CD-38	4%
Zydus Cadila	IL-2/anti-IL-2 combination	IL-2	Single to double-digit

Acquisitions

Commercial Payment Purchase Agreement with Affitech

In October 2021, we entered into the Affitech CPPA, pursuant to which we purchased a future stream of commercial payment rights to Roche’s faricimab from Affitech for an upfront payment of $6.0 million. We are eligible to receive commercial payments from Roche consisting of 0.50% of future net sales of faricimab for a ten-year period following the first commercial sales in each applicable jurisdiction.

In January 2022, Genentech, a member of the Roche group, received approval from the FDA to commercialize faricimab (faricimab-svoa) for the treatment of wet, or neovascular, age-related macular degeneration and diabetic macular edema. Pursuant to the Affitech CPPA, we paid Affitech a $5.0 million regulatory approval milestone tied to these U.S. marketing approvals. We may pay up to an additional $15.0 million to Affitech based upon the achievement of certain regulatory approval milestones and sales milestones representing a portion of the commercial payment receipts.

Kuros Royalty Purchase Agreement

In July 2021, we entered into the Kuros RPA, pursuant to which we acquired the rights to 100% of the potential future royalties from commercial sales, which are tiered from high single-digit to low double-digits, and up to $25.5 million in pre-commercial milestone payments associated with an existing license agreement related to Checkmate Pharmaceuticals’ vidutolimod (CMP-001), a Toll-like receptor 9 agonist, packaged in a virus-like particle, for an upfront payment of $7.0 million. We may pay additional sales-based milestones to Kuros of up to $142.5 million representing a portion of the future royalties on commercial sales.

Viracta Royalty Purchase Agreement

In March 2021, we entered into the Viracta RPA, pursuant to which we acquired the right to receive future royalties, milestones, and other payments related to two clinical-stage drug candidates for $13.5 million. The first candidate, DAY101 (pan-RAF kinase inhibitor), is being developed by Day One Biopharmaceuticals, and the second candidate, vosaroxin (topoisomerase II inhibitor), is being developed by Denovo Biopharma. We acquired the right to receive (i) up to $54.0 million in potential milestones, potential royalties on sales, if approved, and other payments related to DAY101, excluding up to $20.0 million consideration retained by Viracta, and (ii) up to $57.0 million in potential regulatory and commercial milestones and high single-digit royalties on sales related to vosaroxin, if approved.

Royalty Purchase Agreement with Agenus

In September 2018, we entered into the Agenus RPA, pursuant to which we acquired the right to receive 33% of the future royalties due to Agenus from Incyte (net of certain royalties payable by Agenus to a third party) and 10% of all future developmental, regulatory and sales milestones on sales of six Incyte immuno-oncology assets. In addition, we acquired the right to receive 33% of the future royalties due to Agenus from Merck and 10% of all future developmental, regulatory and sales milestones on sales of MK-4830, an immuno-oncology product currently in clinical development. Pursuant to the Agenus Royalty Purchase Agreement, our share in future potential development, regulatory and commercial milestones is up to $59.5 million and the royalties have no limit. Under the terms of the Agenus Royalty Purchase Agreement, we paid Agenus $15.0 million.

In November 2020, MK-4830 advanced to Phase 2 development stage. As a result of the advancement, Agenus earned a $10.0 million clinical development milestone pursuant to its license agreement with Merck, of which we received $1.0 million.

Royalty Purchase Agreement with Bioasis

In February 2019, we entered into the Bioasis RPA, pursuant to which we acquired future milestone, royalty and option fee payment rights from Bioasis for product candidates that are being developed pursuant to a License Agreement between Bioasis and Prothena Biosciences Limited. Under the terms of the Bioasis RPA, we paid Bioasis an upfront cash payment of $0.3 million and will be required to make contingent future cash payments of up to $0.2 million to Bioasis if and when the licensed product candidates reach certain development milestones. As of December 31, 2021, none of the development milestones had been achieved. In addition, we were granted an option to purchase a 1% royalty right on the next two license agreements entered into between Bioasis and third-party licensees subject to certain payments and conditions as well as a right of first negotiation on the purchase of royalty rights on subsequent Bioasis license agreements with third parties.

In November 2020, we entered into the Second Bioasis RPA, pursuant to which we acquired potential future milestone and other payments, and royalty rights from Bioasis for product candidates that are being developed pursuant to a research collaboration and license agreement between Bioasis and Chiesi. We paid Bioasis $1.2 million upon closing of the Second Bioasis RPA for the purchased rights.

Royalty Purchase Agreement with Aronora

In April 2019, we entered into the Aronora RPA, pursuant to which we acquired the rights to potential royalties and a portion of upfront, milestone, and option payments associated with five anti-thrombotic hematology drug products in development: three candidates subject to Aronora’s collaboration Bayer (the “Bayer Products”) and two additional early stage candidates (the “non-Bayer Products”).

Under the terms of the Aronora RPA, we made a $6.0 million upfront payment to Aronora when the transaction closed on June 26, 2019, and in September 2019 we made an additional $3.0 million payment for the three Bayer Products that were active as of September 1, 2019. Pursuant to the Aronora RPA, if we receive $250.0 million in cumulative royalties on net sales per product, we will be required to pay associated tiered milestones payments to Aronora in an aggregate amount of up to $85.0 million per product. The tiered milestones will be paid based on various royalty tiers prior to reaching $250.0 million in cumulative royalties on net sales per product. We will retain royalties per product in excess of $250.0 million. We will receive, on average, low single-digit royalties on future sales of the Bayer Products and 10% of all future developmental, regulatory and sales milestones related to the Bayer Products. In addition, we purchased from Aronora the right to receive low single-digit percentage of net sales of the non-Bayer Products and 10% of all future payments, including upfront payments, option payments and developmental, regulatory and sales milestone payments on potential future sales of the non-Bayer Products. In July 2020, Bayer elected to not exercise its option on the third Bayer Product and that product is now subject to the same economics as the non-Bayer Products.

Royalty Purchase Agreement with Palobiofarma

In September 2019, we entered into the Palo RPA, pursuant to which we acquired the rights to potential royalty payments in low single-digit percentages of aggregate net sales associated with six drug candidates in various clinical development stages, targeting the adenosine pathway with potential applications in solid tumors, non-Hodgkin’s lymphoma, asthma/chronic obstructive pulmonary disease, ulcerative colitis, idiopathic pulmonary fibrosis, lung cancer, psoriasis, nonalcoholic steatohepatitis and other indications (the “Palo Licensed Products”) that are being developed by Palo. Novartis is a development partner on NIR178, one of the Palo Licensed Products, and NIR178 is being developed pursuant to a license agreement between Palo and Novartis. Under the terms of the Palo RPA, we paid Palo $10.0 million for the rights to potential royalty payments on future sales of the Palo Licensed Products.

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

Novartis – Anti-TGFβ Antibody (NIS793)

In September 2015, we and Novartis entered into the Anti-TGFβ Antibody License Agreement under which we granted Novartis an exclusive, worldwide, royalty-bearing license to our anti-TGFβ antibody program (“NIS793”). Novartis is solely responsible for the development and commercialization of the antibodies and products containing the antibodies arising from this program.

Under the Anti-TGFβ Antibody License Agreement, we received a $37.0 million upfront fee, and were eligible to receive up to a total of $480.0 million in development, regulatory and commercial milestones. We also are eligible to receive royalties on sales of licensed products, which are tiered based on sales levels and have percentage rates ranging from mid single-digits to low double-digits. Novartis’ obligation to pay royalties with respect to a particular product and country will continue for the longer of the date of expiration of the last valid patent claim covering the product in that country, or ten years from the date of the first commercial sale of the product in that country. This program is currently in clinical testing.

In October 2020, we earned a $25.0 million milestone upon the dosing of the first patient in Novartis’ first NIS793 Phase 2 clinical trial. As specified under the terms the Anti-TGFβ Antibody License Agreement, we received $17.7 million in cash and the remaining balance of $7.3 million was recognized as a reduction to our debt obligation to Novartis.

In July 2021, Novartis announced the FDA had granted Orphan Drug Designation to NIS793 in combination with standard of care chemotherapy for the treatment of pancreatic cancer.

In October 2021, we earned a $35.0 million milestone payment upon dosing of the first patient in Novartis’ first NIS793 Phase 3 clinical trial. We are eligible to receive remaining milestones up to a total of $410.0 million under the Anti-TGFβ Antibody License Agreement. Upon receipt of regulatory approval to commercialize NIS793, we will receive tiered royalties on net product sales that range from the mid single-digit to the low double-digits percentage rate.

Novartis – Anti-IL-1β Antibody (VPM087) and IL-1 Beta

In August 2017, we and Novartis entered into the Gevokizumab License Agreement, under which we granted Novartis an exclusive, worldwide, royalty-bearing license to gevokizumab (“VPM087”) (a clinical-stage anti-IL-1b product candidate) and related know-how and patents. Under the terms of the Gevokizumab License Agreement, Novartis is solely responsible for the development and commercialization of VPM087 and products containing such antibody.

Under the Gevokizumab License Agreement, we received total consideration of $30.0 million in 2017 for the license and rights granted to Novartis. Of the total consideration, $15.7 million was paid in cash and $14.3 million (equal to €12.0 million) was paid by Novartis, on our behalf, to settle our loan with Les Laboratories Servier. In addition, Novartis extended the maturity date on our debt to Novartis to September 30, 2022. In June 2021, we repaid its entire outstanding debt balance to Novartis. We also received $5.0 million related to the sale of 539,131 shares of our common stock, at a price per share of $9.2742. Based on the achievement of pre-specified criteria, we are eligible to receive up to $438.0 million in development, regulatory and commercial milestones. We also are eligible to receive royalties on sales of licensed products, which are tiered based on sales levels and have percentage rates ranging from mid-single digit to mid-teens. This program is in Phase 2 clinical testing.

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

Novartis – Anti-CD40 Antibody

In February 2004, we entered into an exclusive, worldwide, multi-product collaboration agreement with Chiron to research, develop and commercialize multiple antibody products for the treatment of cancer, and such agreement was replaced with the Chiron Collaboration Agreement entered in May of 2005. The Chiron Collaboration Agreement was a risk-sharing arrangement whereby Chiron and XOMA shared expenses and revenues on a 70-30 basis, with XOMA’s share being 30%. Financial terms included a loan facility from Chiron to XOMA, secured by XOMA’s 30% ownership interest in the collaboration, of up to $50.0 million to fund up to 75% of our share of expenses beginning in 2005.

In October 2005, Chiron announced it had entered into a definitive merger agreement with Novartis under which Novartis acquired all of the shares of Chiron that it did not already own. This transaction closed in 2006 at which time Novartis acquired Chiron’s interest in the Chiron Collaboration Agreement. In July of 2008, Novartis and XOMA restructured the Chiron Collaboration Agreement, which involved six development programs including iscalimab, a fully human anti-CD40 antagonist antibody intended as a treatment for B-cell mediated diseases, including malignancies and autoimmune diseases. As part of the restructuring, Novartis, the successor to Chiron, was granted, among other things, control over the ongoing product development collaborations remaining thereunder, including iscalimab. In September 2015, the parties agreed to reduce the royalty-style payments that XOMA is eligible to receive on sales of Novartis’s clinical-stage anti-CD40 antibodies (such as iscalimab). These royalty-style payments are tiered based on sales levels and now have percentage rates ranging from mid single-digit to low teens.

In September 2021, Novartis announced its decision to discontinue its study of CFZ533 (iscalimab) in the prevention of organ rejection in patients receiving a kidney transplant after an interim analysis of data. Novartis is continuing its iscalimab studies in indications other than kidney transplant, for example, liver transplant, Sjögren’s Syndrome and Lupus Nephritis.

Our right to royalty-style payments expires on the later of the expiration of any licensed patent covering each product or 10 years from the first commercial sale of each product in each country.

Takeda

In November 2006, we entered into the Takeda Collaboration Agreement with Takeda under which we agreed to discover and optimize therapeutic antibodies against multiple targets selected by Takeda.

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

In November 2020, the first patient was dosed in Takeda’s Phase 2 study of mezagitamab and we earned a $2.0 million milestone payment from Takeda. We are eligible to receive remaining milestones up to a total of $16.0 million under the Takeda Collaboration Agreement.

In August 2021, Molecular Templates, Inc., assumed full rights to TAK-169 from Takeda, including full control of TAK-169 clinical development, per the terms of its terminated collaboration agreement with Takeda.

Rezolute

In December 2017, we entered into a license agreement with Rezolute pursuant to which we granted an exclusive global license to Rezolute to develop and commercialize X358 (now “RZ358”) products for all indications. We and Rezolute also entered into a common stock purchase agreement pursuant to which Rezolute agreed to issue to us, as consideration for receiving the license for RZ358, a certain number of its common stock related to its future financing activities.

Under the terms of the license agreement, Rezolute is responsible for all development, regulatory, manufacturing and commercialization activities associated with RZ358 and is required to make certain development, regulatory and commercial milestone payments to us of up to $232.0 million in the aggregate based on the achievement of pre-specified criteria. Under the license agreement, we are also eligible to receive royalties ranging from the high single-digits to the mid-teens based upon annual net sales of any commercial product incorporating RZ358. Rezolute is obligated to take customary steps to advance RZ358, including using diligent efforts to commence the next clinical study for RZ358 by a certain deadline and to meet certain spending requirements on an annual basis for the program until a marketing approval application for RZ358 is accepted by the FDA. Rezolute’s obligation to pay royalties with respect to a particular RZ358 product and country will continue for the longer of the date of expiration of the last valid patent claim covering the product in that country, or twelve years from the date of the first commercial sale of the product in that country. Rezolute’s future royalty obligations in the United States will be reduced by 20% if the manufacture, use or sale of a licensed product is not covered by a valid XOMA patent claim, until such a claim is issued.

Pursuant to the license agreement, we are eligible to receive a low single-digit royalty on sales of Rezolute’s other non-RZ358 products from its current programs, including RZ402 which is in Phase 1 clinical testing. Rezolute’s obligation to pay royalties with respect to a particular Rezolute product and country will continue for the longer of twelve years from the date of the first commercial sale of the product in that country or for so long as Rezolute or its licensee is selling such product in such country, provided that any such licensee royalty will terminate upon the termination of the licensee’s obligation to make payments to Rezolute based on sales of such product in such country.

The license agreement contains customary termination rights relating to material breach by either party. Rezolute also has a unilateral right to terminate the license agreement in its entirety on ninety days’ notice at any time. To the extent permitted by applicable laws, we have the right to terminate the license agreement if Rezolute challenges the licensed patents.

No consideration was exchanged upon execution of the arrangement. In consideration for receiving the license for RZ358, Rezolute agreed to issue shares of its common stock and pay cash to us upon the occurrence of Rezolute’s financing activities.

The license agreement was subsequently amended in 2018, 2019 and 2020. Pursuant to the terms of the license agreement as amended, we received a total of $6.0 million upon Rezolute’s achievement of financing activities and $8.5 million in installment payments through October 2020. We also received 161,861 shares of common stock of Rezolute (on as adjusted post reverse-split basis).

In January 2022, Rezolute dosed the last patient in its Phase 2b clinical trial for RZ358, which triggered a $2.0 million milestone payment due to XOMA pursuant to our Rezolute License Agreement.

Janssen

We and Janssen were parties to a license agreement which was terminated in 2017. In August 2019, we and Janssen entered into a new agreement pursuant to which we granted a non-exclusive license to Janssen to develop and commercialize certain drug candidates under our patents and know-how. Under the new agreement, Janssen made a one-time payment of $2.5 million to us. Additionally, for each drug candidate, we are entitled to receive milestone payments of up to $3.0 million upon Janssen’s achievement of certain clinical development and regulatory approval events. Additional milestones may be due for drug candidates, which are the subject of multiple clinical trials. Upon commercialization, we are eligible to receive 0.75% royalty on net sales of each product. Janssen’s obligation to pay royalties with respect to a particular product and country will continue until the eighth-year-and-sixth-month anniversary of the first commercial sale of the product in such country. The new agreement will remain in effect unless terminated by mutual written agreement of the parties.

In May 2021, we announced we earned a $0.5 million milestone from Janssen, upon dosing of the first patient in a Phase 3 clinical trial evaluating one of Janssen’s biologic assets. In December 2021, we earned a $0.2 million milestone pursuant to our agreement with Janssen.

Affimed

In April 2021, we entered into a new agreement with Affimed, under which we are eligible to receive payments from Affimed on potential future commercial sales related to three ICE molecules and pre-loaded natural killer cells containing the ICE molecules. Additionally, we are eligible to receive a milestone upon the first product candidate in each program achieving marketing approval.

Compugen

In September 2021, we earned a $0.5 million milestone payment under our license agreement with Compugen triggered by the dosing of the first patient in a Phase 1/2 study of AZD2936, a TIGIT/PD-1 bispecific antibody, in patients with advanced or metastatic non-small cell lung cancer. AZD2936 is derived from COM902 and is being developed by AstraZeneca.

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

We believe there are no compliance issues with laws and regulations that have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, that have adversely affected, or are reasonably expected to adversely affect, our business, financial condition and results of operations, and we currently do not anticipate material capital expenditures arising from environmental regulation. We believe climate change could present risks to our business. Some of the potential impacts of climate change to our business include increased operating costs due to additional regulatory requirements and the risk of disruptions to our business. We do not believe these risks are material to our business at this time.

For a discussion of the risks associated with government regulations, see below under “Item 1A. Risk Factors.”

Intellectual Property

Intellectual property is important to our business and our future income streams will depend in part on our, and our partners and licensees’, ability to obtain issued patents and to operate without infringing on the proprietary rights of others. We hold and have filed applications for a number of patents in the United States and internationally to protect our products and technology. We also have obtained or have the right to obtain licenses to, or income streams based on, certain patents and applications filed by others. However, the patent position of biotechnology companies generally is highly uncertain and consistent policy regarding the breadth of allowed claims has not emerged from the actions of the U.S. Patent and Trademark Office with respect to biotechnology patents. Accordingly, no assurance can be given that our, or our partners or licensees’ patents will afford protection against competitors with similar products or others will not obtain patents claiming aspects similar to those covered by our, or our partners’ or licensees’ patent applications. Some of our agreements, or those of or our partners or licensees, contain “step-down” provisions where the royalty rate is reduced following patent expiry or revocation. Below is a list of representative patents and patent applications related to our licensed programs:

Licensee	Program	Representative Patents/Applications	Subject matter	Expected last expiry in family
Novartis	Anti-IL-1b	US 7,531,166 US 7,582,742 EP 1 899 378	Gevokizumab (VPM087) and other antibodies and antibody fragments with similar binding properties for IL-1β	2027

		US 7,695,718 US 8,101,166 US 8,586,036 US 9,163,082	Methods of treating Type 2 diabetes or Type 2 diabetes-induced diseases or conditions with high affinity antibodies and antibody fragments that bind to IL-1β	2027

		US 8,637,029	Methods of treating gout with certain doses of IL-1β binding antibodies or binding fragments	2028

		JP 5763625 US 10,611,832	Pharmaceutical compositions comprising anti-IL-1β binding antibodies or fragments for reducing acute coronary syndrome in a subject with a history of myocardial infarction.	2030

Novartis	Anti-TGFb	US 8,569,462 US 9,145,458 US 9,714,285 US 10,358,486 EP 2714735 EP 21186327 JP 6363948	TGFβ antibodies and methods of use thereof	2032

		US 10,167,334 EP 3 277 716 JP 6901400	Combination therapy using an inhibitor of TGFb and an inhibitor of PD-1 for treating or preventing recurrence of cancer	2036
Rezolute	Anti-INSR	US 9,944,698 EP 2 480 254 JP 5849050	Insulin receptor-modulating antibodies having the functional properties of RZ358	2030

		US 10,711,067 EP 3 265 491A1	Methods of treating or preventing post-prandial hypoglycemia after gastric bypass surgery using a negative modulator antibody to the insulin receptor	2036

Ology Bioservices	Anti-BoNT	US 8,821,879 EP 2 473 191	Coformulations of anti- botulinum neurotoxin antibodies	2030

Licensee	Program	Representative Patents/Applications	Subject matter	Expected last expiry in family
Various	Phage display libraries	US 8,546,307 EP 2 344 686 US 7,094,579 EP 2 060 628	XOMA phage display library components	2032 2022
Zydus Cadila in India, Brazil, Mexico and other emerging markets	Anti-IL2	US 10,858,428* EP 3 518 969A2*	Interleukin-2 Antibodies and Uses Thereof	2037

Seeking out license	Anti-PTH1R	US 10,519,250 EP 3 490 600A1	Parathyroid Hormone Receptor 1 Antibodies and Uses Thereof	2037

Seeking out license	Anti-PRLR	US 7,867,493 ** EP 2 059 535 **	Prolactin receptor antibodies	2027

* Jointly owned with Medical University of South Carolina Foundation for Research Development

** Jointly owned with Novartis Vaccines and Diagnostics, Inc.

If certain patents issued to others are upheld or if certain patent applications filed by others are issued and upheld, our partners and licensees may require certain licenses from others to develop and commercialize certain potential products incorporating our technology. There can be no assurance that such licenses, if required, will be available on acceptable terms. If such licenses are obtained, our partners and licensees may be able to deduct some or all of the costs from the royalties they owe to us.

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

Concentration of Risk

Our business model is dependent on third parties achieving specified development milestones and product sales. Our pipeline currently includes over 70 fully funded programs from which we could potentially receive royalties or other payments if the programs achieve marketability. Novartis is developing several of the programs in our pipeline. While we do not expect the discontinuation of any one program would have a material impact on our business, the discontinuation of all programs by Novartis could have a material effect on our business and financial condition.

Organization

We were incorporated in Delaware in 1981 and became a Bermuda-exempted company in December 1998. Effective December 31, 2011, we changed our jurisdiction of incorporation from Bermuda to Delaware and changed our name from XOMA Ltd. to XOMA Corporation. When referring to a time or period before December 31, 1998, or after December 31, 2011, the terms “Company” and “XOMA” refer to XOMA Corporation, a Delaware corporation; when referring to a time or period between December 31, 1998, and December 31, 2011, such terms refer to XOMA Ltd., a Bermuda company.

Our principal executive offices are located at 2200 Powell Street, Suite 310, Emeryville, California 94608. Our telephone number at our principal executive offices is (510) 204-7200. Our website address is www.xoma.com. The information found on our website is not part of this or any other report filed with or furnished to the SEC.

Human Capital Resources

We rely on a small number of skilled, experienced, and innovative employees to conduct the operations of our company. As of March 3, 2022, we employed 12 full-time employees primarily engaged in executive, business development, legal, finance and administrative positions. We also utilize independent contractors and consultants to supplement our workforce.

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

In response to the COVID-19 pandemic, we have temporarily restricted access to our office in California, as well as suspended any non-essential business travel. Our employees are conducting their work remotely, and they otherwise have minimal presence in our offices for essential activities. The safety, health and well-being of our employees is paramount. As such, we will consider ongoing government regulations and local health conditions before allowing non-essential travel or allowing any gatherings at our offices.

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

The COVID-19 pandemic has severely affected global economic activity and resulted in the implementation of significant governmental measures, including lockdowns, closures, quarantines and travel bans, intended to control the spread of the virus.

The COVID-19 pandemic has adversely impacted and could materially and adversely impact in the future our licensees or royalty-agreement counterparties or their licensees, which has and could further cause delays, suspensions or cancellations of their drug development efforts including, without limitation, their clinical trials, which would correspondingly delay, suspend or negate the timing of our potential receipts of milestones and royalties under our out-licensing or royalty acquisition agreements. The disruptions to our licensees or RPA counterparties or their licensees could include, without limitation:

●	delays or difficulties in recruiting and enrolling new patients in their clinical trials;
●	delays or difficulties in clinical site initiation, including difficulties in recruiting clinical site investigators and clinical site staff;
●	diversion of healthcare resources away from the conduct of clinical trials, including the diversion of hospitals serving as their clinical trial sites and hospital staff supporting the conduct of their clinical trials;

●	interruption of key clinical trial activities, such as clinical trial site monitoring, due to limitations on travel imposed or recommended by federal, state or local governments, employers and others;
●	limitations in employee resources that would otherwise be focused on the conduct of their clinical trials, including because of sickness of employees or their families or the desire of employees to avoid contact with large groups of people;
●	interruption in global shipping that may affect the transport of clinical trial supplies and materials, such as the investigational drug product used in their clinical trials;
●	delays in receiving approval from the FDA, the EMA and other U.S. and foreign federal, state and local regulatory authorities to initiate their planned clinical trials or to market their products;
●	changes in FDA, state and local regulation (and those of their foreign counterparts if applicable) as part of a response to the COVID-19 pandemic which may change the ways in which clinical trials are conducted or discontinue clinical trials altogether;
●	delays in necessary interactions with regulators, ethics committees and other important agencies and contractors due to limitations in employee resources or forced furlough of government employees;
●	delay in the timing of other interactions with the FDA due to absenteeism by federal employees or by the diversion of their efforts and attention to approval of other therapeutics or other activities related to COVID-19; and
●	refusal of the FDA to accept data from clinical trials in affected geographies outside the United States or of foreign regulatory authorities to accept data from clinical trials in affected areas outside their applicable countries.

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

In addition, quarantines, stay-at-home, executive and similar government orders, shutdowns or other restrictions on the conduct of business operations continue to impact personnel at third-party clinical testing sites, manufacturing facilities, and the availability or cost of materials, which could disrupt our licensees’ and RPA counterparties and their licensees’ supply chains.

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

Some of these acquisitions may expose us to credit risk in the event of a default by or bankruptcy of the licensor(s) or licensee(s) that are parties to the applicable license agreement(s) covering the potential milestone and royalty streams being acquired. In addition, recent volatility in on the capital markets may limit our licensees or royalty-agreement counterparties’ ability to access additional funding. While we generally try to structure our receipt of potential milestone and royalty payments to minimize the risk associated with such a default or bankruptcy, there can be no assurance that any such default or bankruptcy will not adversely affect our ability to receive future potential royalty and/or milestone payments. To mitigate this risk, on occasion, we may obtain a security interest as collateral in such royalty, milestone and other payments. Our credit risk in respect of such counterparty may be exacerbated when the collateral held by us cannot be realized upon or is liquidated at prices not sufficient to recover the full amount we are due pursuant to the terms of the agreements covering the particular assets. This could occur in circumstances where the original collateral was not sufficient to cover a complete loss (e.g., our interests were only partially secured) or may result from the deterioration in value of the collateral, so that, in either such case, we are unable to recuperate our full capital outlay. Any such losses resulting therefrom could materially and adversely affect our financial condition and results of operations.

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

Biopharmaceutical product sales may be lower than expected due to a number of reasons, including pricing pressures, insufficient demand, product competition, failure of clinical trials, lack of market acceptance, obsolescence, loss of patent protection, government regulations, the impact of  COVID-19 or other factors, and development-stage product candidates may fail to reach the market. Unexpected side effects, safety or efficacy concerns can arise with respect to a product, leading to product recalls, withdrawals, declining sales or litigation. As a result, payments of our future potential milestones and/or royalties may be reduced or cease. In addition, these potential payments may be delayed, causing our near-term financial performance to be weaker than expected.

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

The rules and interpretations of the SEC and the courts, relating to the definition of "investment company" are very complex. While we currently intend to conduct our operations so that we will not be an investment company under applicable SEC interpretations, we can provide no assurance that the SEC would not take the position that the Company would be required to register under the ‘40 Act and comply with the ‘40 Act’s registration and reporting requirements, capital structure requirements, affiliate transaction restrictions, conflict of interest rules, requirements for disinterested directors, and other substantive provisions. We monitor our assets and income for compliance under the ‘40 Act and seek to conduct our business activities to ensure that we do not fall within its definitions of “investment company” or that we qualify under one of the exemptions or exclusions provided by the ‘40 Act and corresponding SEC regulations. If we were to become an “investment company” and be subject to the restrictions of the ‘40 Act, those restrictions likely would require significant changes in the way we do business and add significant administrative costs and burdens to our operations. To ensure we do not fall within the ‘40 Act, we may need to take various actions which we might otherwise not pursue. These actions may include restructuring the Company and/or modifying our mixture of assets and income or a liquidation of certain of our assets.

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

We have incurred significant operating losses and negative cash flows from operations since our inception. Although we generated net income of $15.8 million and $13.3 million and positive cash flows from operations of $22.7 million and $10.1 million for the years ended December 31, 2021 and 2020, respectively, we had an accumulated deficit of $1.2 billion as of December 31, 2021. We do not know whether we will ever achieve sustained profitability or whether cash flow from future operations will be sufficient to meet our needs.

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

Holders of our Series A Preferred Stock are entitled to receive, when and as declared by our Board of Directors, out of funds legally available for the payment of dividends, cumulative cash dividends at the rate of 8.625% of the $25.00 liquidation preference per year (equivalent to $2.15625 per year). Dividends on the Series A Preferred Stock will accumulate and be cumulative from, and including, the date of original issue by us of the Series A Preferred Stock. Dividends will be payable in arrears on or about the 15th day of January, April, July and October beginning April 15, 2021. In the event of any voluntary or involuntary liquidation, dissolution or winding up of our affairs, the holders of shares of Series A Preferred Stock are entitled to be paid out of our assets legally available for distribution to our stockholders a liquidation preference of $25.00 per share, plus an amount equal to any accumulated and unpaid dividends up to the date of payment (whether or not declared), before any distribution or payment may be made to holders of shares of common stock or any other class or series of our equity stock ranking, as to liquidation rights, junior to the Series A Preferred Stock. The shares of Series A Preferred Stock are redeemable at our option, in whole or in part, at redemption prices ranging from $26.00 per share to $25.00 per share, plus any accrued and unpaid dividends, depending on the date of redemption.

Holders of depositary shares representing interests in our Series B Preferred Stock are entitled to receive, when and as declared by our Board of Directors, out of funds legally available for the payment of dividends, cumulative cash dividends at the rate of 8.375% of the $25,000 liquidation preference per share of Series B Preferred Stock ($25.00 per depositary share) per year (equivalent to $2,093.75 per year per share or $2.09375 per year per depositary share). Dividends on the Series B Preferred Stock will accumulate and be cumulative from, and including, the date of original issue by us of the Series B Preferred Stock. Dividends are payable in arrears on or about the 15th day of January, April, July and October beginning July 15, 2021. As of December 31, 2021, we held restricted cash of $2.0 million in a segregated account that may only be used to pay dividends on our Series A and Series B Preferred Stock.

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

The holders of preferred stock have rights that are senior to those of our common stockholders.

At December 31, 2021, we had issued and outstanding 984,000 shares of Series A Preferred Stock with a liquidation preference of $25.00 per share, plus an amount equal to any accumulated and unpaid dividends up to the date of payment (whether or not declared). Additionally, as of December 31, 2021, we had issued and outstanding 1,600,000 depositary shares, each representing a 1/1000th fractional interest in a share of our Series B Preferred Stock with a liquidation preference of $25,000 per share of Series B Preferred Stock ($25.00 per depositary share), plus an amount equal to any accumulated and unpaid dividends up to the date of payment (whether or not declared). Our preferred stock is senior to our shares of common stock in right of payment of dividends and other distributions. In the event of our bankruptcy, dissolution or liquidation, the holders of our preferred stock must be satisfied before any distributions can be made to our common stockholders.

Information available to us about the biopharmaceutical products underlying the potential royalties we buy may be limited and therefore our ability to analyze each product and its potential future cash flow may be similarly limited.

We may have limited information concerning the products generating the future potential milestones and royalties we are evaluating for acquisition. Often following our acquisition, the information we have regarding products underlying a potential milestone or royalty may be limited to the information that is available in the public domain. Therefore, there may be material information that relates to such products that we would like to know but do not have and may not be able to obtain. For example, we do not always know the results of studies conducted by sponsors of the products of others or the nature or number of any complaints from doctors or users of such products. In addition, the market data that we obtain independently may also prove to be incomplete or incorrect. Due to these and other factors, the actual potential cash flow from a potential royalty may be significantly lower than our estimates.

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

Our potential milestone and royalty providers may rely on third party manufacturers and such contract manufacturers are required to produce clinical product candidates under cGMP to meet acceptable standards for use in clinical trials and for commercial sale, as applicable. If such standards change, the ability of contract manufacturers to produce our potential milestone and royalty providers’ drug product candidates on the schedule required for clinical trials or to meet commercial requirements may be affected. In addition, contract manufacturers may not perform their obligations under their agreements with our potential milestone and royalty providers or may discontinue their business before the time required by us to successfully produce clinical and commercial supplies of our potential milestone and royalty providers’ product candidates.

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

Risks Related to Our Milestone Royalty Streams

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

The results of the preclinical studies and clinical testing, together with chemistry, manufacturing and controls information, are submitted to the FDA and other health authorities in the form of a NDA for a drug, and in the form of a BLA for a biological product, requesting approval to commence commercial sales. In responding to an NDA or BLA, the FDA or foreign health authorities may grant marketing approvals, request additional information or further research, or deny the application if they determine the application does not satisfy regulatory approval criteria. Regulatory approval of an NDA, BLA, or supplement is never guaranteed. The approval process can take several years, is extremely expensive and can vary substantially based upon the type, complexity, and novelty of the products involved, as well as the target indications. Our potential royalty providers ultimately may not be able to obtain approval in a timely fashion or at all.

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

Risks Related to Employees, Location, Data Integrity, and Litigation

The loss of, COVID-19 related absence of, or changes in any of our key personnel, could delay or prevent achieving our objectives.

Our business efforts could be adversely affected by the loss or COVID-19 related absence of one or more key members of our staff. We currently do not have key person insurance on any of our employees. In addition, given our minimal employee base, a COVID-19 outbreak in our employee population could significantly hinder our ability to meet our operating objectives. Furthermore, in December 2021, we announced James R. Neal notified us of his decision to retire as our Chief Executive Officer, effective at the earlier of (i) December 31, 2022, or (ii) the date we hire a new Chief Executive Officer.  Changes in management may cause disruption in our business, strategic and employee relationships, which may delay or prevent the achievement of our business objectives. During the transition periods, there may be uncertainty among investors, employees and others concerning our future direction and performance.

Because we are a small biopharmaceutical focused company with limited resources, we may not be able to attract and retain qualified personnel.

We had 12 employees as of March 3, 2022. We may require additional experienced executive, accounting, legal, administrative and other personnel from time to time in the future. We are highly dependent on principal members of our executive team, the loss of whose services may adversely impact the achievement of our objectives. There is intense competition for the services of these personnel, especially in California.

Moreover, we expect the high cost of living in the San Francisco Bay Area, where our headquarters is located, may impair our ability to attract and retain employees in the future. If we do not succeed in attracting new personnel and retaining and motivating existing personnel, our business may suffer and we may be unable to implement our current initiatives or grow effectively.

While Mr. Neal has agreed to continue as the Chairman and Chief Executive Officer as per the terms of the separation agreement, there can be no assurance that a replacement will be found on a timely basis, or at all. Our inability to find a suitable replacement may have a detrimental impact on the organization and impede the progress of our research, development and commercialization objectives.

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

If our information technology systems or data are or were compromised by data breaches, cyberattacks, or other security incidents our intellectual property or other sensitive information could be exposed or stolen and we could experience adverse consequences, including regulatory investigations or actions; litigation; fines and penalties; a disruption of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse business consequences.

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

In the ordinary course of our business, we maintain sensitive data on our networks, including our intellectual property and proprietary or confidential business information relating to our business and that of our customers and business partners. The secure maintenance and protection of this information is critical to our business and reputation. We believe companies have been increasingly subject to a wide variety of security incidents, cyberattacks and other attempts to gain unauthorized access. These threats can come from a variety of sources, all ranging in sophistication from a person with authorized access to our network, to an individual hacker, to a state-sponsored attack. Cyber threats may be intentional or accidental, generic or commodity in nature, or they may be custom-crafted against our information systems. Cyberattacks have become more prevalent and much harder to detect and defend against. Our network and storage applications may be subject to unauthorized access by hackers or breached due to operator error, malfeasance or other system disruptions. It is often difficult to anticipate or immediately detect such incidents and the damage caused by such incidents. These data breaches and any unauthorized access or disclosure of our information or intellectual property could compromise our intellectual property and expose sensitive business information. A data security breach could also lead to public exposure of personal information of our clinical trial patients, customers and others which could expose us to liability under foreign, federal, or state privacy laws. Cyberattacks can result in the theft of proprietary information which could be used to compete against us and could cause us to incur significant remediation costs, result in product development delays, disrupt key business operations and divert attention of management and key information technology resources. These incidents could also subject us to liability, expose us to significant expense and cause significant harm to our reputation and business.

Authorities worldwide have been warning businesses of increased cybersecurity threats from actors seeking to exploit the COVID-19 pandemic. Moreover, failure to maintain effective internal accounting controls related to data security breaches and cybersecurity in general could impact our ability to produce timely and accurate financial statements and could subject us to regulatory scrutiny. In addition, these breaches and other inappropriate access can be difficult to detect, and any delay in identifying them may lead to increased harm of the type described above. Moreover, the prevalent use of mobile devices that access confidential information increases the risk of data security breaches, which could lead to the loss of confidential information, trade secrets or other intellectual property. While we have implemented security measures that are intended to protect our data security and information technology systems, such measures may not prevent such events.

We are subject to stringent and changing obligations related to data privacy and security. Significant disruptions of information technology systems, including cloud-based systems, or breaches of data security could adversely affect our business. Our actual or perceived failure to comply with any privacy or data security obligations could lead to regulatory investigations or actions; litigation; fines and penalties; a disruption of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse business consequences.

We process sensitive and confidential information (including personal data), which subjects us to various obligations related to data privacy and security (e.g., U.S. and foreign law, regulations, guidance, industry standards, policies, contracts, and other obligations).  For example, the EU implemented in 2018 the GDPR a broad data protection framework that expands the scope of current EU data protection law to non-European Union entities that process, or control the processing of, the personal information of EU subjects, including clinical trial data. The GDPR allows for the imposition of fines and/or corrective action on entities that improperly use or disclose the personal information of EU subjects, including through a data security breach.

In the U.S., the CCPA became effective on January 1, 2020. The CCPA establishes a privacy framework for covered businesses, including an expansive definition of personal information and data privacy rights for California residents. Additionally, although not effective until January 1, 2023, the CPRA, which expands upon the CCPA, was passed in the election on November 3, 2020. The CCPA gives (and the CPRA will give) California residents expanded privacy rights, including the right to request correction, access and deletion of their personal information, the right to opt out of certain personal information sharing, and the right to receive detailed information about how their information is processed. The CCPA and CPRA include a framework with potentially severe statutory damages and private rights of action and will likely impact our business activities, along with increasing our compliance costs and potential liability. If we fail to comply with the CCPA and CPRA, we may face significant fines and penalties that could adversely affect our business, financial condition and results of operations. Other states are beginning to pass similar laws. For example, on March 2, 2021, Virginia enacted the Virginia Consumer Data Protection Act, or CDPA, which becomes effective on January 1, 2023, and on June 8, 2021, Colorado enacted the Colorado Privacy Act, or CPA, which takes effect on July 1, 2023.

Complying with the GDPR, CCPA, CPRA, CDPA, CPA, or other laws, regulations, amendments to or re-interpretations of existing laws and regulations, and contractual or other obligations relating to privacy, data protection, data transfers, data localization, or information security may require us to make changes to our business to enable us to meet new legal requirements, incur substantial operational costs, modify our data practices and policies, and restrict our business operations.  Further, data incidents experienced by us, our partners or contractors could lead to significant fines, required corrective action, the loss of trade secrets or other intellectual property, public disclosure of sensitive clinical or commercial data, and the exposure of personally identifiable information (including sensitive personal information) of our employees, partners, and others. A data security breach or privacy violation that leads to disclosure or modification of, or prevents access to, patient information, including personally identifiable information or protected health information, could result in fines, increased costs or loss of revenue as a result of:

●	harm to our reputation;
●	fines imposed on us by regulatory authorities;
●	additional compliance obligations under federal, state or foreign laws;
●	requirements for mandatory corrective action to be taken by us; and
●	requirements to verify the correctness of database contents and otherwise subject us to liability under laws and regulations that protect personal data.

In addition, cyber incidents can be difficult to detect, and any delay in identifying them may lead to increased harm of the type described above. Moreover, the prevalent use of mobile devices that access confidential information increases the risk of data security breaches. While we have implemented security measures to protect our data security and information technology systems, such measures may not prevent such events. Lastly, we cannot guarantee that we are in compliance with all applicable data protection laws and regulations as they are enforced now or as they evolve.

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

The United States and some foreign jurisdictions have enacted or are considering a number of legislative and regulatory proposals to change the healthcare system in ways that could affect our potential royalty providers’ ability to sell products in which we have ownership or and royalty interests, if approved, profitably. Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and expanding access. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives. There have been judicial, Congressional and executive branch challenges to certain aspects of the ACA, as well as efforts by the Trump administration to repeal or replace certain aspects of the ACA.  Since January 2017, former President Trump signed several executive orders and other directives designed to delay, circumvent, or loosen certain requirements mandated by ACA. Concurrently, Congress considered legislation that would repeal or repeal and replace all or part of ACA. While Congress has not passed comprehensive repeal legislation, several bills affecting the implementation of certain taxes under the ACA have been signed into law. The Tax Cuts and Jobs Act of 2017, or Tax Act, includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. In addition, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the ACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January l, 2021, also eliminated the health insurer tax. The Bipartisan Budget Act of 2018, or the BBA, among other things, amends the ACA, effective January 1, 2019, to increase from 50 percent to 70 percent the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole”. On, June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the ACA will remain in effect in its current form. Further, prior to the U.S. Supreme Court ruling, President Biden issued an executive order that initiated a special enrollment period from February 15, 2021 through August 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is unclear how other such challenges, and the healthcare reform measures will impact the ACA and our business.

Other legislative changes have also been proposed and adopted since the ACA was enacted. For example, the Budget Control Act of 2011 resulted in aggregate reductions in Medicare payments to providers of up to two percent per fiscal year, starting in 2013 and, due to subsequent legislative amendments to the statute, including the BBA and the Infrastructure Investment and Jobs Act, will remain in effect through 2031 unless additional Congressional action is taken. However, COVID-19 relief support legislation suspended the 2% Medicare sequester from May 1, 2020 through March 31, 2022. Under current legislation the actual reduction in Medicare payments will vary from 1% in 2022 to up to 3% in the final fiscal year of this sequester. In addition, the American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several types of providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Such laws, and others that may affect our business that have been recently enacted or may in the future be enacted, may result in additional reductions in Medicare and other healthcare funding.

Also, there has been heightened governmental scrutiny recently in the U.S. over pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. At the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020 and September 13, 2020, the Trump administration announced several executive orders related to prescription drug pricing that attempt to implement several of the administration’s proposals. The FDA concurrently released a final rule and guidance in September 2020, implementing a portion of the importation executive order providing pathways for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, the U.S. Department of Health and Human Services, or HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed pending review by the Biden administration until January 1, 2023. On November 20, 2020, the Centers for Medicare & Medicaid Services, or CMS issued an interim final rule implementing former President Trump’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. As a result of litigation challenging the Most Favored Nation model, on December 27, 2021, CMS published a final rule that rescinded the Most Favored Nation Model interim final rule. In July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue to advance these principles. In addition, Congress is considering drug pricing as part of other reform initiatives. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, and restrictions on certain product access. In some cases, such legislation and regulations have been designed to encourage importation from other countries and bulk purchasing.

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

The federal false claims laws, including the False Claims Act, and civil monetary penalties laws prohibit, among other things, persons and entities from knowingly filing, or causing to be filed, a false claim to, or the knowing use of false statements to obtain payment from the federal government. Certain suits filed under the False Claims Act, known as “qui tam” actions, can be brought by any individual on behalf of the government and such individual, commonly known as a “whistleblower”, or “relator” may share in any amounts paid by the entity to the government in fines or settlement. The filing of qui tam actions has caused a number of pharmaceutical, medical device and other healthcare companies to have to defend and/or settle a False Claims Act action.

HIPAA created new federal criminal statutes that prohibit, among other things, executing a scheme to defraud any healthcare benefit program, including a private payor, or falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of, or payment for, health care benefits, items or services.

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

We are subject to the U.S. Foreign Corrupt Practices Act and other anti-corruption laws, as well as export control laws, import and customs laws, trade and economic sanctions laws and other laws governing our operations. Our operations are subject to anti-corruption laws including the FCPA, the U.S. domestic bribery statute contained in 18 U.S.C. §201, the U.S. Travel Act, and other anti-corruption laws that apply in countries where we do business. The FCPA and these other laws generally prohibit us and our employees and intermediaries from authorizing, promising, offering, or providing, directly or indirectly, improper or prohibited payments, or anything else of value, to government officials or other persons to obtain or retain business or gain some other business advantage. We and the royalty agreement counterparties and licensees who generate our royalties operate in a number of jurisdictions that pose a high risk of potential FCPA violations, and we participate in collaborations and relationships with third parties whose corrupt or illegal activities could potentially subject us to liability under the FCPA or local anti-corruption laws, even if we do not explicitly authorize or have actual knowledge of such activities. In addition, we cannot predict the nature, scope or effect of future regulatory requirements to which our international operations might be subject or the manner in which existing laws might be administered or interpreted. We are also subject to other laws and regulations governing our international operations, including regulations administered by the governments of the United States and authorities in the European Union, including applicable export control regulations, economic sanctions and embargoes on certain countries and persons, anti-money laundering laws, import and customs requirements and currency exchange regulations, collectively referred to as the Trade Control laws. There is no assurance that we will be completely effective in ensuring our compliance with all applicable anti-corruption laws, including the FCPA or other legal requirements, including Trade Control laws. If we are not in compliance with the FCPA and other anticorruption laws or Trade Control laws, we may be subject to criminal and civil penalties, disgorgement and other sanctions and remedial measures, and legal expenses, which could have an adverse impact on our business, financial condition, results of operations and liquidity. Likewise, any investigation of any potential violations of the FCPA, other anti-corruption laws or Trade Control laws by the United States or other authorities could also have an adverse impact on our reputation, our business, financial condition and results of operations. Efforts to ensure that our business arrangements with third parties will comply with applicable healthcare laws and regulations will involve substantial costs. Because of the breadth of these laws and the narrowness of the statutory exceptions and safe harbors available, it is possible that some of our business activities or our business arrangements with third parties could be subject to challenge under one or more of such laws. It is possible that governmental authorities will conclude that our business practices or the business practices of the royalty agreement counterparties and licensees who generate our royalties may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations or the operations of the royalty agreement counterparties and licensees who generate our royalties are found to be in violation of any of these laws or any other governmental regulations, we or the royalty agreement counterparties and licensees who generate our may be subject to significant criminal, civil and administrative sanctions, including monetary penalties, damages, fines, disgorgement, individual imprisonment and exclusion from participation in government-funded healthcare programs, such as Medicare and Medicaid, additional reporting requirements and oversight if we or the royalty agreement counterparties and licensees who generate our royalties become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, reputational harm, and we or marketers of products that generate our royalties may be required to curtail or restructure operations, any of which could adversely affect our ability to operate our business and our results of operations. The risk of our being found in violation of these laws is increased by the fact that many of them have not been fully interpreted by the regulatory authorities or the courts, and their provisions are open to a variety of interpretations. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. The shifting compliance environment and the need to build and maintain robust and expandable systems to comply with multiple jurisdictions with different compliance and/or reporting requirements increases the possibility that a healthcare company may run afoul of one or more of the requirements.

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

General Risk Factors

Our share price may be volatile, and there may not be an active trading market for our common stock, Series A Preferred Stock or our Series B Preferred Stock.

There can be no assurance that the market price of our common stock will not decline below its present market price. Additionally, there may not be an active trading market for our common stock, Series A Preferred Stock or depositary shares representing interests in our Series B Preferred Stock. The market prices of biotechnology companies have been and are likely to continue to be highly volatile. Fluctuations in our operating results and general market conditions for biotechnology stocks could have a significant impact on the volatility of our stock price or the existence of an active trading market for our common stock, Series A Preferred Stock or depositary shares representing interests in our Series B Preferred Stock. We have experienced significant volatility in the price of our common stock. From January 1, 2021, through March 3, 2022, the share price of our common stock has ranged from a high of $44.50 to a low of $19.08. From January 1, 2021, through March 3, 2022, the share price of our Series A Preferred Stock has ranged from a high of $27.57 to a low of $24.88. From April 12, 2021, through March 3, 2022, the share price of our Series B Preferred Stock has ranged from a high of $27.95 to a low of $24.05. Additionally, we have two significant holders of our common stock that could affect the liquidity of our stock and have a significant negative impact on our stock price if the holders were to quickly sell their ownership positions.

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

We have issued equity securities and may issue additional equity securities from time to time, that materially and adversely affect the price of our common stock, including our Series X preferred stock, Series A Preferred Stock and depositary shares representing interests in our Series B Preferred Stock.

We expect significant additional capital will be needed in the future to continue our planned operations. To the extent we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. We may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in such a manner as we determine from time to time, including pursuant to our 2018 Common Stock ATM Agreement, as amended, and 2021 Series B Preferred Stock ATM Agreement. If we sell common stock, convertible securities or other equity securities in more than one transaction, investors may be materially diluted by subsequent sales. These sales may also result in material dilution to our existing stockholders, and new investors could gain rights superior to our existing stockholders. If we issue additional equity securities, the price of our existing securities may be materially and adversely affected.

As of December 31, 2021, there were 5,003 shares of Series X preferred stock issued and outstanding. Each share of Series X preferred stock is convertible into 1,000 shares of registered common stock. The total number of shares of common stock issuable upon conversion of all issued Series X preferred stock would be 5,003,000 shares. Each share is convertible at the option of the holder at any time, provided that the holder will be prohibited from converting into common stock if, as a result of such conversion, the holder, together with its affiliates, would beneficially own a number of shares above a conversion blocker, which was initially set at 19.99% of our total common stock then issued and outstanding immediately following the conversion of such shares. A holder of Series X preferred shares may elect to increase or decrease the conversion blocker above or below 19.99% on 61 days’ notice, provided the conversion blocker does not exceed the limits under Nasdaq Marketplace Rule 5635(b), to the extent then applicable. If holders of our Series X convertible preferred stock elect to convert their preferred shares into common stock such conversion would dilute our currently outstanding common stock both in number and in earnings per share. BVF (and its affiliates), as current holders of all shares of our Series X preferred stock, would, if they converted all such shares to common stock, obtain majority voting control of the Company. As of December 31, 2021, BVF owned approximately 31.2% of our total outstanding shares of common stock, and if all of the Series X convertible preferred shares were converted, BVF would own 52.3% of our total outstanding shares of common stock. Additionally, as of April 9, 2021, we had issued and outstanding 984,000 shares of Series A Preferred Stock and 1,600,000 depositary shares, each representing a 1/1000th fractional interest in a share of our Series B Preferred Stock.

In addition, funding from collaboration partners and others has in the past and may in the future involve issuance by us of our common stock. We cannot be certain how the purchase price of such shares, the relevant market price or premium, if any, will be determined or when such determinations will be made.

Any issuance by us of equity securities, whether through an underwritten public offering, an at the market offering, a private placement, in connection with a collaboration or otherwise could result in dilution in the value of our issued and outstanding shares, and a decrease in the trading price of our securities.

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

As a public company in the United States, we are subject to the Sarbanes-Oxley Act. We have determined our disclosure controls and procedures and our internal control over financial reporting are effective. We can provide no assurance that we will, at all times, in the future be able to report that our disclosure controls and internal controls over financial reporting are effective.

Companies that file reports with the SEC, including us, are subject to the requirements of Section 404 of the SOX. Section 404 requires management to establish and maintain a system of internal control over financial reporting, and annual reports on Form 10-K filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), must contain a report from management assessing the effectiveness of our internal control over financial reporting. Ensuring we have adequate internal financial and accounting controls and procedures in place to produce accurate financial statements on a timely basis is a time-consuming effort that needs to be re-evaluated frequently. Failure on our part to have effective internal financial and accounting controls would cause our financial reporting to be unreliable, could have a material adverse effect on our business, operating results, and financial condition, and could cause the trading price of our common stock to fall.

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

Based on an analysis under Section 382 of the Internal Revenue Code (which subjects the amount of pre-change NOLs and certain other pre-change tax attributes that can be utilized to an annual limitation), we experienced an ownership change in February 2017, when we completed an equity financing for net proceeds of $24.8 million that significantly impacted the availability of our tax attributes against future income. Further, due to the existence of a net unrealized built-in loss at the ownership change date, Section 382 further limits our ability to fully utilize the tax deductions associated with certain of our assets, including depreciation and amortization deductions recognized during the 60-month period following the ownership change ending in 2022. Although these deductions will occur in the post-change period, Section 382 treats the deductions as pre-change losses subject to the annual 382 limitation. As of December 31, 2021, we have excluded the NOLs and research and development credits that will expire as a result of the annual limitations. To the extent that we do not utilize our carry-forwards within the applicable statutory carry-forward periods, either because of Section 382 limitations or the lack of sufficient taxable income, the carry-forwards will also expire unused.

The 2017 tax reform law, as modified by 2020 tax legislation, and possible future changes in tax laws or regulations could adversely affect our business and financial condition.

On December 22, 2017, former President Trump signed into law comprehensive tax legislation (the “Tax Cuts and Jobs Act”) that significantly revised the Internal Revenue Code of 1986, as amended (the “Code”). Future guidance from the U.S. Internal Revenue Service and other tax authorities with respect to the Tax Cuts and Jobs Act may affect us, and certain aspects of the Tax Cuts and Jobs Act could be repealed or modified in future legislation. For example, on March 27, 2020, the CARES Act was enacted, which includes changes to the tax provisions that benefit business entities and makes certain technical corrections to the Tax Cuts and Jobs Act. On June 29, 2020, California Assembly Bill 85 (AB 85) was signed into law, which suspends the use of California net operating losses and limits the use of California research tax credits for tax years beginning in 2020 and before 2023. Changes in corporate tax rates, the realization of net deferred tax assets relating to our U.S. operations, the taxation of foreign earnings, and the deductibility of expenses under the Tax Cuts and Jobs Act, the CARES Act, or future tax reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges in future taxable years, and could increase our future U.S. tax expense. The foregoing items, as well as any other future changes in tax laws, could have a material adverse effect on our business, cash flow, financial condition, or results of operations. In addition, it is uncertain if and to what extent various states will conform to the Tax Cuts and Jobs Act, the CARES Act, or any newly enacted federal tax legislation.

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

Item 1B. Unresolved Staff Comments

None.

Item 2.   Properties

We currently lease space in one building that houses our corporate headquarters in Emeryville, California. The building lease expires in February 2023, and total net lease liability from January 2022 until expiration of the lease is $0.2 million. We believe our facilities are adequate to meet our requirements for the near term.

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

PART II

Item 5.   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Registrant’s Common Equity

Our common stock trades on The Nasdaq Global Market tier of the Nasdaq Stock Market LLC (“Nasdaq”) under the symbol “XOMA.” On March 3, 2022, there were 196 stockholders of record of our common stock, one of which was Cede & Co., a nominee for Depository Trust Company (“DTC”). All of the shares of our common stock held by brokerage firms, banks and other financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC and are therefore considered to be held of record by Cede & Co. as one stockholder.

Dividend Policy

We have not paid dividends on our common stock. Holders of shares of our Series A Preferred Stock are entitled to receive, when and as declared by our Board of Directors, out of funds legally available for the payment of dividends, cumulative cash dividends at the rate of 8.625% of the $25.00 liquidation preference per year (equivalent to $2.15625 per year per share) per year. Holders of our Series B Preferred Stock are entitled to receive, when and as declared by our Board of Directors, out of funds legally available for the payment of dividends, cumulative cash dividends at the rate of 8.375% of the $25,000 liquidation preference per year of Series B Preferred Stock ($25.00 per depositary share) per year (equivalent to $2,093.75 per year per share or $2.09375 per year per depositary share). We do not anticipate paying cash dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

None.

Item 6.   Reserved

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

XOMA, a Delaware corporation, is a biotech royalty aggregator. We have a sizable portfolio of economic rights to future potential milestone and royalty payments associated with partnered pre-commercial therapeutic candidates. Our portfolio was built through licensing our proprietary products and platforms from our legacy discovery and development business, combined with the acquisition of rights to future milestones and royalties that we have made since our royalty aggregator business model was implemented in 2017. Our drug royalty aggregator business is focused on early to mid-stage clinical assets, primarily in Phase 1 and 2, with significant commercial sales potential that are licensed to large-cap partners. We expect that most of our future revenue will be based on payments we may receive for milestones and royalties related to these programs.

The generation of future revenues related to licenses, milestones, and royalties is dependent on the achievement of milestones or product sales by our existing licensees. Although we generated net income of $15.8 million and $13.3 million and positive cash flows from operations of $22.7 million and $10.1 million for the years ended December 31, 2021 and 2020, respectively, we do not expect these results to be indicative of future performance. The payments we received from Novartis pursuant to our Anti-TGFβ Antibody License Agreement in 2021 and 2020 of $35.0 million and $25.0 million, respectively, were one-time milestone payments that do not represent recurring revenue.

Significant Developments

Royalty and Commercial Payment Purchase Agreements

Commercial Payment Purchase Agreement with Affitech

In October 2021, we entered into the Affitech CPPA, pursuant to which we purchased a future stream of commercial payment rights to Roche’s faricimab from Affitech for an upfront payment of $6.0 million. We are eligible to receive commercial payments from Roche consisting of 0.50% of future net sales of faricimab for a ten-year period following the first commercial sales in each applicable jurisdiction.

In January 2022, Genentech, a member of the Roche group, received approval from the FDA to commercialize faricimab (faricimab-svoa) for the treatment of wet, or neovascular, age-related macular degeneration and diabetic macular edema.  Pursuant to the Affitech CPPA, we paid Affitech a $5.0 million regulatory approval milestone tied to these U.S. marketing approvals. We may pay up to an additional $15.0 million to Affitech based upon the achievement of certain regulatory approval milestones and sales milestones representing a portion of the commercial payment receipts.

Kuros Royalty Purchase Agreement

In July 2021, we entered into the Kuros RPA, pursuant to which we acquired the rights to 100% of the potential future royalties from commercial sales, which are tiered from high single-digit to low double-digits, and up to $25.5 million in pre-commercial milestone payments associated with an existing license agreement related to Checkmate Pharmaceuticals’ vidutolimod (CMP-001), a Toll-like receptor 9 agonist, packaged in a virus-like particle, for an upfront payment of $7.0 million. We may pay additional sales-based milestones to Kuros of up to $142.5 million representing a portion of the future royalties on commercial sales.

Viracta Royalty Purchase Agreement

In March 2021, we entered into the Viracta RPA, pursuant to which we acquired the right to receive future royalties, milestones, and other payments related to two clinical-stage drug candidates for $13.5 million. The first candidate, DAY101 (pan-RAF kinase inhibitor), is being developed by Day One Biopharmaceuticals, and the second candidate, vosaroxin (topoisomerase II inhibitor), is being developed by Denovo Biopharma. We acquired the right to receive (i) up to $54.0 million in potential milestones, potential royalties on sales, if approved, and other payments related to DAY101, excluding up to $20.0 million consideration retained by Viracta, and (ii) up to $57.0 million in potential regulatory and commercial milestones and high single-digit royalties on sales related to vosaroxin, if approved.

License and Collaboration Agreements

Rezolute – RZ358 Antibody

In January 2022, Rezolute dosed the last patient in its Phase 2b clinical trial for RZ358, which triggered a $2.0 million milestone payment due to XOMA pursuant to our Rezolute License Agreement.

Novartis – Anti-TGFβ Antibody

In October 2021, we earned a $35.0 million milestone payment upon dosing of the first patient in Novartis’ first NIS793 Phase 3 clinical trial. We are eligible to receive remaining milestones up to a total of $410.0 million under the Anti-TGFβ Antibody License Agreement. Upon receipt of regulatory approval to commercialize NIS793, we will receive tiered royalties on any net product sales that range from the mid single-digit to the low double-digit percentage rates. In July 2021, Novartis announced the FDA had granted Orphan Drug Designation to NIS793 in combination with standard of care chemotherapy for the treatment of pancreatic cancer.

Novartis – Anti-CD40 Antibody

In September 2021, Novartis announced its decision to discontinue its study of CFZ533 (iscalimab) in the prevention of organ rejection in patients receiving a kidney transplant after an interim analysis of data. Novartis is continuing other iscalimab studies in indications other than kidney transplant, for example, liver transplant, Sjögren’s Syndrome and Lupus Nephritis.

Compugen

In September 2021, we earned a $0.5 million milestone payment under our license agreement with Compugen triggered by the dosing of the first patient in a Phase 1/2 study of AZD2936, a TIGIT/PD-1 bispecific antibody, in patients with advanced or metastatic non-small cell lung cancer. AZD2936 is derived from COM902 and is being developed by AstraZeneca.

Janssen

In May 2021, we announced we earned a $0.5 million milestone from Janssen, upon dosing of the first patient in a Phase 3 clinical trial evaluating one of Janssen’s biologic assets.  In December 2021, we earned a $0.2 million milestone pursuant to our agreement with Janssen.

Affimed

In April 2021, we entered into a new agreement with Affimed under which we are eligible to receive payments from Affimed on potential future commercial sales related to three ICE molecules and pre-loaded natural killer cells containing the ICE molecules. Additionally, we are eligible to receive a milestone upon the first product candidate in each program achieving marketing approval.

Public Offering of Series B Depositary Shares Representing Interest in Series B Preferred Stock

In April 2021, we closed a public offering of 1,600,000 Series B Depositary Shares at the price of $25.00 per Series B Depositary Share. Total gross proceeds from the offering were $40.0 million. Total offering costs of $2.9 million were offset against the proceeds from the sale of Series B Depositary Shares, for net proceeds of $37.1 million.

NIAID Contract Closeout

Prior to the sale of our biodefense business in 2016, we performed contract work for the U.S. government under multi-year contracts funded with federal funds from NIAID. The contract work was performed on a cost plus fixed fee basis and invoices were provisional until finalized. As such, we operated under provisional rates from 2010 through 2015, subject to adjustment based on final approved rates upon agreement with the government. In 2019, NIH engaged KPMG to perform an audit of our incurred cost submissions for 2013, 2014 and 2015, and, based on the results of KPMG’s procedures, which were completed in December 2020, we recognized an estimated refund liability representing amounts owed to NIH of $1.4 million on our consolidated balance sheet as of December 31, 2020. In December 2021, NIH completed its review of the audit as part of the related contract close-out process, which included the finalization of rates for years 2010 through 2015, and approved a finalized refund liability of $1.3 million. The $0.1 million reduction in the liability, from its previously recorded $1.4 million estimated amount, was recognized as an increase of revenue from contracts with customers in the consolidated statement of operations and comprehensive income for the year ended December 31, 2021. In December 2021, we paid the final amount owed to NIH of $1.3 million and no balance of the contingent liability remained on the consolidated balance sheets as of December 31, 2021.

Debt Extinguishment

Novartis Note

In June 2021, we repaid our outstanding principal balance to Novartis of $9.1 million. No amount was recorded as an extinguishment gain or loss in other (expense) income, net of the consolidated statement of operations. No outstanding principal balance of the Novartis Note remained as of December 31, 2021.

SVB Loan

In June 2021, we repaid our principal balance of $6.5 million and paid the 8.5% final payment fee of $1.4 million to SVB. We recognized a non-cash loss on extinguishment of $0.3 million in other (expense) income, net of the consolidated statement of operations. No outstanding principal balance of the SVB Loan remained as of December 31, 2021.

COVID-19

The COVID-19 pandemic continues to pose risks to our business as clinical trials industry-wide have slowed. Our business is dependent on the continued development and commercialization efforts of our licensees and our royalty agreement counterparties and their licensees. We have been monitoring and continue to monitor our portfolio programs for potential delays in underlying research programs and elections of our partners to continue or cease development. Delays in clinical trials and underlying research programs have and may further lead to delayed revenue from milestones from our licensees and royalty agreement counterparties or, if certain research programs are discontinued, we may recognize impairment charges for our royalty receivables. COVID-19, the related variants, and the timing of vaccine distribution may impact our underlying programs in a variety of ways which are unknown in length and scope at this time.

Critical Accounting Estimates

A summary of the significant accounting policies is provided in Note 2 to our Consolidated Financial Statements. The preparation of financial statements in accordance with generally accepted accounting principles, or GAAP, requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. We evaluate our estimates on an ongoing basis. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying values of assets and liabilities and the reported amounts of revenues and expenses that are not readily apparent from other sources. Actual results may differ from those estimates under different assumptions and conditions.

Management considers an accounting estimate to be critical if:

●	it requires a significant level of estimation uncertainty; and
●	changes in the estimate are reasonably likely to have a material effect on our financial condition or results of operations.

We believe the following critical accounting policies and estimates describe the more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

We recognize revenue from all contracts with customers according to ASC 606, except for contracts that are within the scope of other standards, such as leases, insurance, collaboration arrangements and financial instruments. We recognize revenue when our customer obtains control of promised goods or services, in an amount that reflects the consideration which we expect to receive in exchange for those goods or services.

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

Sale of Future Revenue Streams

In 2016, prior to the implementation of our royalty aggregator business model, we sold our rights to receive certain milestones and royalties on product sales pursuant to our agreement with HCRP. We defer recognition of the proceeds we received from HCRP and recognize such unearned revenue as revenue under the units-of-revenue method over the life of the underlying license agreement. Under the units-of-revenue method, amortization for a reporting period is calculated by computing a ratio of the proceeds received from the purchaser to the total payments expected to be made to the purchaser over the term of the agreement, and then applying that ratio to the period’s cash payment.

Estimating the total payments expected to be received by HCRP over the term of the arrangement requires management to use subjective estimates and assumptions. Changes to our estimate of the payments expected to be made to HCRP over the term of the arrangement could have a material effect on the amount of revenues recognized in any particular period.

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

Purchase of Rights to Future Milestones, Royalties and Commercial Payments

We have purchased rights to receive a portion of certain future developmental, regulatory and commercial sales milestones, and royalties on sales of products currently in clinical development. We acquired such rights from various entities and recorded the amount paid for these rights as long-term royalty receivables. We have accounted for the purchased rights as a financial asset in accordance with ASC 310.

We account for milestone and royalty rights related to developmental pipeline products on a non-accrual basis using the cost recovery method. Except for faricimab, these developmental pipeline products are non-commercialized, non-approved products that require FDA or other regulatory approval, and thus have uncertain cash flows. The related receivable balances are classified as noncurrent since no payments are probable to be received in the near term. Faricimab (faricimab-svoa) received FDA approval in January 2022, and we do not yet have a foundation upon which to estimate receipts expected to be collected in the near term; therefore, they remain classified as noncurrent until such time an estimate can be made.  Under the cost recovery method, any milestone, royalty, or other payment received is recorded as a direct reduction of the recorded receivable balance. When the recorded receivable balance has been fully collected, any additional amounts collected will be recognized as revenue.

We may be obligated to make contingent payments related to certain product development and regulatory approval milestones and sales-based milestones. If the contingent payments fall within the scope of ASC 815, the contingent payments are measured at fair value at the inception of the arrangement, subject to remeasurement to fair value at the end of each reporting period. Any changes in the estimated fair value are recorded in the consolidated statement of operations and comprehensive income.

We review these balances for impairment on a quarterly basis using updates from our partners, press releases and public information on clinical trials.  If we determine an impairment is necessary, the impairment recorded will be based on an estimate of discounted future cash flows, which will rely on assumptions including probability of technical success and discount rate.  Changes to these assumptions could have a material impact on our financial statements.  No impairment has been recorded as of December 31, 2021.

Results of Operations

Revenues

Total revenues for the years ended December 31, 2021 and 2020, were as follows (in thousands):

	Year Ended
	December 31,
	2021	2020	Change
Revenue from contracts with customers	$36,518	$27,941	$8,577
Revenue recognized under units-of-revenue method	1,642	1,444	198
Total revenues	$38,160	$29,385	$8,775

Revenue from Contracts with Customers

Revenue from contracts with customers includes upfront fees, annual licenses fees and milestone payments related to the out-licensing of our product candidates and technologies. The primary components of revenue from contracts with customers in 2021 was $35.0 million in milestone revenue earned under our Anti-TGFβ Antibody License Agreement with Novartis, $0.5 million of milestone revenue recognized in the third quarter of 2021 under our license agreement with Compugen and $0.5 million and $0.2 million of milestone revenue recognized in the second and fourth quarter of 2021, respectively, related to milestone events under our license agreement with Janssen. The primary components of revenue from contracts with customers in 2020 was $25.0 million in milestone revenue earned under our Anti-TGFβ Antibody License Agreement with Novartis and $2.0 million earned under our collaboration agreement with Takeda. The milestones received from Novartis in 2021 and 2020 are one-time payments and do not represent recurring revenue.

Revenue recognized under units-of-revenue method

Revenues recognized under the units-of-revenue method include the amortization of unearned revenue from the sale of royalty interests to HCRP in 2016. The increase in 2021 compared with 2020 was due to increased sales of products underlying the agreements with HCRP.

R&D Expenses

R&D expenses were consistent at $0.2 million in 2021 and 2020. We do not expect to incur substantial internal R&D expenses in 2022 due to the focus on our royalty aggregator business model.

G&A Expenses

G&A expenses include salaries and related personnel costs, professional fees, and facilities costs. In 2021, G&A expenses were $20.5 million compared with $16.8 million in 2020.

The increase of $3.7 million in 2021 as compared with 2020 was primarily due to a $2.2 million increase in stock-based compensation expense for stock options, $0.8 million increase in salary and related expenses, $0.4 million increase in legal and consulting costs and $0.2 million increase in insurance costs.

Other (Expense) Income

Interest Expense

Amortization of debt issuance costs and discounts are included in interest expense. Interest expense is shown below for the years ended December 31, 2021 and 2020 (in thousands):

	Year Ended
	December 31,
	2021	2020	Change
SVB Loan	$373	$1,365	$(992)
Novartis Note	88	477	(389)
Other	—	2	(2)
Total interest expense	$461	$1,844	$(1,383)

The decrease in interest expense compared with 2020 is due to the repayment of our SVB and Novartis loans in June 2021. We expect our interest expense to further decrease in 2022 as we have no outstanding loan balances, however if we elect to obtain new debt financing, our interest expense may increase.

Other (Expense) Income, Net

The following table shows the activity in other (expense) income, net for the years ended December 31, 2021 and 2020 (in thousands):

	Year Ended
	December 31,
	2021	2020	Change
Other (expense) income, net
Change in fair value of equity securities	$(919)	$1,012	$(1,931)
Investment income	35	159	(124)
Other	5	54	(49)
Total other (expense) income, net	$(879)	$1,225	$(2,104)

The fluctuation in other (expense) income, net for 2021 as compared to 2020, is primarily due to the change in fair value of equity securities which consist of shares of Rezolute’s common stock.

We own equity securities consisting of shares of Rezolute’s common stock which are remeasured at fair value at each reporting period. During the years ended December 31, 2021 and 2020, we remeasured the fair value of the equity securities and recognized a loss of $0.9 million and a gain of $1.0 million, respectively.

The decrease in investment income for 2021 as compared to the same period of 2020 is due to lower rates of return on our cash deposits.

Provision for Income Taxes

We recorded a $1.5 million income tax benefit for the year ended December 31, 2020, as a result of the CARES Act, which was enacted on March 27, 2020. The CARES Act permits us to carry back losses from 2018 to offset income in 2017 resulting in an income tax receivable. During the second quarter of 2021, we received $1.5 million in cash for our income tax receivable. We recorded a $0.1 million income tax expense for the year ended December 31, 2021.

We continue to maintain a full valuation allowance against our deferred tax assets. We had a total of $5.9 million of gross unrecognized tax benefits, none of which would impact our effective tax rate to the extent that we continue to maintain a full valuation allowance against our deferred tax assets. We do not expect our unrecognized tax benefits to change significantly over the next twelve months.

Liquidity and Capital Resources

The following table summarizes our unrestricted cash, our working capital and our cash flow activities as of and for each of the periods presented (in thousands):

	December 31,	December 31,
	2021	2020	Change
Cash	$93,328	$84,222	$9,106
Working capital	$84,006	$75,763	$8,243

	Year Ended December 31,
	2021	2020	Change
Net cash provided by operating activities	$22,678	$10,092	$12,586
Net cash used in investing activities	(26,500)	(209)	(26,291)
Net cash provided by financing activities	12,835	19,793	(6,958)
Net increase in cash	$9,013	$29,676	$(20,663)

Our primary source of cash provided by operating activities in 2021 was the $35.0 million milestone payment received from Novartis, partially offset by our operating expenses of $20.6 million excluding non-cash expenses including stock-based compensation of $6.2 million. Our primary source of cash provided by operating activities in 2020 was the $17.7 million cash portion of the $25.0 million milestone received from Novartis, partially offset by our operating expenses of $17.0 million, less non-cash expenses including stock-based compensation of $4.0 million.

Net cash used in investing activities for the year ended December 31, 2021, of $26.5 million was due to our acquisitions under RPAs and a CPPA, including a $13.5 million payment pursuant to the Viracta RPA, a $7.0 million payment pursuant to the Kuros RPA and a $6.0 million payment pursuant to the Affitech CPPA. Net cash used in investing activities for the year ended December 31, 2020 of $0.2 million was due to the purchase of milestone and royalty rights of $1.2 million in connection with the Second Bioasis RPA in November 2020, partially offset by $1.0 million milestone payment received in connection with the Agenus RPA.

Net cash provided by financing activities for the year ended December 31, 2021 of $12.8 million was primarily due to the receipt of net cash proceeds of $37.1 million from our public offering of Series B Preferred Stock, $1.1 million net cash provided from the exercise of stock options after related tax payments, partially offset by $4.3 million cash used in the principal payments of debt, $17.1 million cash used to extinguish outstanding loans and $3.5 million payment of dividends on our Series A Preferred Stock and Series B Preferred Stock. Net cash provided by financing activities for the year ended December 31, 2020, of $19.8 million was primarily due to the receipt of net cash proceeds of $22.6 million from the public offering of Series A Preferred Stock and $2.4 million net cash provided from the exercise of stock options after related tax payments, partially offset by $5.3 million cash used in the principal payments of debt.

Capital Resources

As of December 31, 2021, we had $93.3 million and $2.0 million in unrestricted and restricted cash, respectively. Based on our current cash balance and our ability to control discretionary spending, such as royalty acquisitions, we have evaluated and concluded our financial condition is sufficient to fund our planned operations, commitments, and contractual obligations for a period of at least one year following the filing date of this report.

Our planned spending includes increased personnel related costs to hire a new CEO and fund our employee retention efforts.  To support our royalty aggregator business model, we engage third parties to assist in our evaluation of potential acquisitions of milestone and royalty streams. Additional operating expenses, including consulting and legal costs, may increase in 2022 in response to an anticipated increase in the volume of acquisition targets evaluated or completed.

We have primarily financed our operations and acquisitions through the issuance of our common stock, Series A and Series B Preferred Stock, and amounts received as milestone payments under our license agreements.  The generation of future revenues related to licenses, milestones, and royalties is dependent on the achievement of milestones or product sales by our existing licensees. Milestone payments earned in 2021 and 2020 are not indicative of anticipated milestones in future periods. We may seek additional capital through use of our 2018 Common Stock ATM Agreement or 2021 Series B Preferred Stock ATM Agreement (see Note 12 of the Consolidated Financial Statements), or through other public or private debt or equity transactions. Our ability to raise additional capital in the equity and debt markets, should we choose to do so, is dependent on a number of factors, including, but not limited to, the market demand for our common and preferred stock, which are subject to a number of development and business risks and uncertainties, our creditworthiness and the uncertainty that we would be able to raise such additional capital at a price or on terms that are favorable to us.  If we are unable to raise additional funds when we need them, our business and operations may be adversely affected.

Our recent financing activities are summarized below and described in more detail in Note 12 of our Consolidated Financial Statements:

●	Public Offering of Series A Preferred Stock: In December 2020, we sold 984,000 shares of 8.625% Series A Preferred Stock at the price of $25.00 per share, through a public offering for aggregate gross proceeds of $24.6 million. Total offering costs of $2.0 million were offset against the proceeds from the sale of Series A Preferred Stock, for net proceeds of $22.6 million.
●	Public Offering of Depositary Shares Representing Interest in Series B Preferred Stock: In April 2021, we closed a public offering of 1,600,000 Series B Depositary Shares at the price of $25.00 per depositary share. Total gross proceeds from the offering were $40.0 million. Total offering costs of $2.9 million were offset against the proceeds from the sale of Series B Depositary Shares, for net proceeds of $37.1 million.
●	Novartis Note Extinguishment: In June 2021, we repaid our outstanding principal balance to Novartis of $9.1 million. No amount was recorded as an extinguishment gain or loss in other (expense) income, net of the consolidated statement of operations. No outstanding principal balance of the Novartis Note remained as of December 31, 2021.
●	SVB Loan Extinguishment: In June 2021, we repaid our principal balance of $6.5 million and paid the 8.5% final payment fee of $1.4 million to SVB. We recognized a non-cash loss on extinguishment of $0.3 million in other (expense) income, net of the consolidated statement of operations. No outstanding principal balance of the SVB Loan remained as of December 31, 2021.

Material Cash Requirements

Our material cash requirements in the short and long term consist of the following expenditures:

Operating expenditures: Our primary uses of cash and operating expenses relate to employee and related costs, consultants to support our administrative and business development efforts, legal and accounting services, insurance, investor relations and IT services. Our headquarters lease expires in February 2023, and we are currently evaluating our office space needs, however, due to our small staff and minimal operating space requirements, we do not expect to incur material incremental costs associated with our current or future building leases.

RPAs and CPPAs: A significant component of our business model is to acquire rights to potential future milestone and royalty streams.  We expect to continue deploying capital toward these acquisitions in the near and long term.

We also have potential contingent consideration of $8.1 million recorded on our consolidated balance sheets as of December 31, 2021, for development and regulatory approval milestones due under our agreements with Affitech and Bioasis.  We paid $5.0 million in regulatory approval milestones to Affitech in January 2022 and expect the remaining $3.1 million contingent payments may become due in the near term.  We have evaluated and concluded our existing capital resources are adequate to meet those needs.

We also have potential sales-based milestones that may become due under our agreements with Aronora, Kuros and Affitech. All of these sales-based milestones represent a portion of the funds we may receive in the future pursuant to these agreements, and therefore will be fully funded by the related royalty or commercial payment receipts.

Collaborative Agreements, Royalties and Milestone Payments: We have committed to make potential future milestone payments and legal fees to third parties as part of licensing and development programs. Payments under these agreements become due and payable only upon the achievement of certain developmental, regulatory and commercial milestones by our licensees. Because it is uncertain if and when these milestones will be achieved, such contingencies, aggregating up to $6.3 million have not been recorded on our consolidated balance sheet as of December 31, 2021. We are unable to determine precisely when and if our payment obligations under the agreements will become due as these obligations are based on milestone events, the achievement of which is subject to a significant number of risks and uncertainties.  All payments due will be funded by a portion of the related milestone or royalty revenue we receive or will be reimbursed by our licensees.

Dividends: Holders of our Series A Preferred Stock are entitled to receive, when and as declared by our Board of Directors, cumulative cash dividends at the rate of 8.625% of the $25.00 liquidation preference per year (equivalent to $2.15625 per share of Series A Preferred Stock per year). Holders of Series B Depositary Shares are entitled to receive, when and as declared by our Board of Directors, cumulative cash dividends at the rate of 8.375% of the $25,000 liquidation preference per share of Series B Preferred Stock ($25.00 per depositary share) per year, which is equivalent to $2,093.75 per year per share of Series B Preferred Stock ($2.09375 per year per depositary share).  Dividends on the Series A and Series B Preferred Stock are payable in arrears on or about the 15th day of January, April, July and October of each year.  Since original issuance, all dividends have been paid as scheduled.  We expect to continue making these dividend payments as scheduled using our existing capital resources.

Recent Accounting Pronouncements

See Note 2 to the Consolidated Financial Statements for information regarding new accounting pronouncements.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013 Framework). Based on our assessment we believe that, as of December 31, 2021, our internal control over financial reporting is effective based on those criteria.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting as defined in Rule 13a-15(f) under the Exchange Act during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. While COVID-19 resulted in our staff operating remotely, our established internal control structure is not impacted. As we continue to monitor and adapt to the changing environment due to COVID-19, we will continue to evaluate our internal controls over financial reporting.

Item 9B.       Other Information

None.

Item 9C.       Disclosure Regarding Foreign Jurisdiction that Prevents Inspections

None.

PART III

Item 10. Directors, Executive Officers, Corporate Governance

Information required by this Item will be included in the Company’s proxy statement for the 2022 Annual Meeting of Stockholders (“2022 Proxy Statement”), under the sections labeled “Proposal 1—Election of Directors,” “Information about our Executive Officers” and “Delinquent Section 16(a) Reports” and is incorporated by reference. The 2022 Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year to which this report relates.

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

Item 11. Executive Compensation

Information required by this Item will be included in the sections labeled “Compensation of Executive Officers,” “Summary Compensation Table,” “Outstanding Equity Awards as of December 31, 2021,” “Pension Benefits,” “Non-Qualified Deferred Compensation” and “Compensation of Directors” appearing in our 2022 Proxy Statement and is incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this Item will be included in the sections labeled “Common Stock of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” appearing in our 2022 Proxy Statement and is incorporated by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information required by this Item will be included in the section labeled “Transactions with Related Persons” appearing in our 2022 Proxy Statement and is incorporated by reference.

Item 14. Principal Accountant Fees and Services

Information required by this Item will be included in the section labeled “Proposal 3 – Ratification of Appointment of Independent Registered Public Accounting Firm” appearing in our 2022 Proxy Statement and is incorporated by reference.

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

(3)	Exhibits:

		Incorporation By Reference
Exhibit
Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

3.1	Certificate of Incorporation of XOMA Corporation	8-K12G3	000-14710	3.1	01/03/2012

3.2	Certificate of Amendment of Certificate of Incorporation of XOMA Corporation	8-K	000-14710	3.1	05/31/2012

3.3	Certificate of Amendment to the Amended Certificate of Incorporation of XOMA Corporation	8-K	000-14710	3.1	05/28/2014

3.4	Certificate of Amendment to the Amended Certificate of Incorporation of XOMA Corporation	8-K	000-14710	3.1	10/18/2016

3.5	Certificate of Designation of Preferences, Rights and Limitations of Series X Convertible Preferred Stock	8-K	000-14710	3.1	02/16/2017

3.6	Certificate of Designation of 8.625% Series A Cumulative Perpetual Preferred Stock	8-K	000-14710	3.1	12/11/2020

3.7	Certificate of Designation of 8.375% Series B Cumulative Perpetual Preferred Stock	8-K	001-39801	3.1	04/08/2021

3.8	Certificate of Correction of the Certificate of Designation of 8.375% Series B Cumulative Perpetual Preferred Stock	10-Q	001-39801	3.8	08/05/2021

3.9	Certificate of Amendment to the Certificate of Designation of 8.375% Series B Cumulative Perpetual Preferred Stock of XOMA Corporation.	8-K	001-39801	3.1	08/05/2021

3.10	By-laws of XOMA Corporation	8-K12G3	000-14710	3.2	01/03/2012

		Incorporation By Reference
Exhibit
Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, 3.5, 3.6, 3.7, 3.8, 3.9 and 3.10

4.2	Specimen of Common Stock Certificate	8-K	000-14710	4.1	01/03/2012

4.3	Deposit Agreement, effective as of April 9, 2021, by and among XOMA Corporation, American Stock Transfer & Trust Company, LLC, as depositary, and the holders of the depositary receipts issued thereunder	8-K	001-39801	4.1	04/08/2021

4.4	Form of Warrants (May 2018 Warrants)	10-Q	000-14710	4.6	08/07/2018

4.5	Form of Warrants (March 2019 Warrants)	10-Q	000-14710	4.7	05/06/2019

4.6+	Description of Registrant’s Securities

10.1*	Amended and Restated 2010 Long Term Incentive and Stock Award Plan	DEF 14A	000-14710	Appendix A	04/05/2019

10.2*	Form of Stock Option Agreement for Amended and Restated 2010 Long Term Incentive and Stock Award Plan	10-K	000-14710	10.6A	03/14/2012

10.3*	2016 Incentive Compensation Plan	10-Q	000-14710	10.1	05/04/2016

10.4*	Amended 2015 Employee Share Purchase Plan	8-K	000-14710	10.2	05/24/2017

10.5*	Form of Subscription Agreement and Authorization of Deduction under the 2015 Employee Stock Purchase Plan	S-8	333-204367	99.2	05/21/2015

10.6†	License Agreement by and between XOMA Ireland Limited and MorphoSys AG, dated as of February 1, 2002	10-Q/A	000-14710	10.43	12/04/2002

10.7†

Amended and Restated Research, Development and Commercialization Agreement, executed November 7, 2008, by and between Novartis Vaccines and Diagnostics, Inc. (formerly Chiron Corporation) and XOMA (US) LLC

		10-K	000-14710	10.24C	03/11/2009

10.8†

Amendment No. 1 to Amended and Restated Research, Development and Commercialization Agreement, effective as of April 30, 2010, by and between Novartis Vaccines and Diagnostics, Inc. (formerly Chiron Corporation) and XOMA (US) LLC

		10-K	000-14710	10.25B	03/14/2012

		Incorporation By Reference
Exhibit
Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

10.9†	Amendment to Amended and Restated Research, Development and Commercialization Agreement, dated September 30, 2015, by and between XOMA (US) LLC and Novartis Vaccines and Diagnostics, Inc. (formerly Chiron Corporation)	10-Q	000-14710	10.4	11/06/2015

10.10†	Collaboration Agreement, dated as of November 1, 2006, between Takeda Pharmaceutical Company Limited and XOMA (US) LLC	10-K	000-14710	10.46	03/08/2007

10.11	First Amendment to Collaboration Agreement, effective as of February 28, 2007, between Takeda Pharmaceutical Company Limited and XOMA (US) LLC	10-Q	000-14710	10.48	05/10/2007

10.12	Second Amendment to Collaboration Agreement, effective as of February 9, 2009, among Takeda Pharmaceutical Company Limited and XOMA (US) LLC	10-K	000-14710	10.31B	03/11/2009

10.13†	Discovery Collaboration Agreement dated September 9, 2009, by and between XOMA Development Corporation and Arana Therapeutics Limited	10-Q/A	000-14710	10.35	03/05/2010

10.14	Letter Agreement, dated June 19, 2015, by and between XOMA (US) LLC and Novartis Vaccines and Diagnostics, Inc.	10-Q	000-14710	10.1	08/10/2015

10.15†	License Agreement, dated September 30, 2015, by and between XOMA (US) LLC and Novartis Institutes for Biomedical Research, Inc.	10-Q	000-14710	10.2	11/06/2015

10.16	Protective Rights Agreement dated December 21, 2016 by and between XOMA (US) LLC and HealthCare Royalty Partners II, L.P. relating to the Royalty Interest Acquisition Agreement dated December 20, 2016, by and between XOMA Corporation and HealthCare Royalty Partners II, L.P. and the Amended and Restated License Agreement, dated effective as of October 27, 2006, between XOMA (US) LLC and DYAX, Corp.	10-K	000-14710	10.60	03/16/2017

10.17	Protective Rights Agreements dated December 21, 2016 by and between XOMA (US) LLC and HealthCare Royalty Partners II, L.P. relating to the Royalty Interest Acquisition Agreement dated	10-K	000-14710	10.61	03/16/2017

		Incorporation By Reference
Exhibit
Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

December 20, 2016, by and between XOMA Corporation and HealthCare Royalty Partners II, L.P. and the License Agreement, dated effective as of August 18, 2005, between XOMA (US) LLC and Wyeth Pharmaceuticals

10.18	Royalty Interest Acquisition Agreement dated December 20, 2016, by and between XOMA Corporation and HealthCare Royalty Partners II, L.P., relating to the Amended and Restated License Agreement, dated effective as of October 27, 2006, between XOMA (US) LLC and DYAX, Corp.	10-K	000-14710	10.62	03/16/2017

10.19	Royalty Interest Acquisition Agreement dated December 20, 2016, by and between XOMA Corporation and HealthCare Royalty Partners II, L.P., relating to the License Agreement, dated effective as of August 18, 2005, between XOMA (US) LLC and Wyeth Pharmaceuticals	10-K	000-14710	10.63	03/16/2017

10.20	Amendment of Section 6.10(a) and (b), dated March 8, 2017, to Royalty Interest Acquisition Agreements dated December 20, 2016, by and between XOMA Corporation and HealthCare Royalty Partners II, L.P.	10-K	000-14710	10.64	03/16/2017

10.21†	IL-1b Target License Agreement, dated August 24, 2017, by and between XOMA Corporation and Novartis Pharma AG	10-Q	000-14710	10.2	11/06/2017

10.22†	License Agreement, dated August 24, 2017, by and between XOMA Corporation and Novartis Pharma AG	10-Q	000-14710	10.3	11/06/2017

10.23	Asset Purchase Agreement, dated November 4, 2015, between XOMA Corporation and Ology Bioservices Inc. (formerly Nanotherapeutics Inc., now a wholly owned subsidiary of National Resilience, Inc.)	10-Q	000-14710	10.4	11/06/2017

10.24†	License Agreement, dated March 23, 2016, between XOMA Corporation and Ology Bioservices Inc. (formerly Nanotherapeutics Inc., now a wholly owned subsidiary of National Resilience, Inc.))	10-Q	000-14710	10.5	11/06/2017

		Incorporation By Reference
Exhibit
Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

10.25†	Amendment and Restatement, dated February 2, 2017, to the Asset Purchase Agreement, dated November 4, 2015, and License Agreement, dated March 23, 2016, between XOMA Corporation and Ology Bioservices Inc. (formerly Nanotherapeutics Inc., now a wholly owned subsidiary of National Resilience, Inc.))	10-Q	000-14710	10.6	11/06/2017

10.26+*	Amended and Restated Employment Agreement, dated December 15, 2021, between XOMA Corporation and James R. Neal

10.27*	Officer Employment Agreement, dated August 7, 2017, between XOMA Corporation and Thomas Burns	10-Q	000-14710	10.8	11/06/2017

10.28*	Amended and Restated Change of Control Severance Agreement, dated August 7, 2017, to the Change of Control Severance Agreement, dated January 3, 2011, between XOMA Corporation and James R. Neal	10-Q	000-14710	10.9	11/06/2017

10.29*	Amended and Restated Change of Control Severance Agreement, dated August 7, 2017, to the Change of Control Severance Agreement, dated October 28, 2015, between XOMA Corporation and Thomas Burns	10-Q	000-14710	10.10	11/06/2017

10.30†	Royalty Purchase Agreement dated September 20, 2018, between XOMA Corporation and Agenus Inc.	10-Q	000-14710	10.9	11/07/2018

10.31†	License Agreement, dated December 6, 2017, between XOMA (US) LLC and Rezolute, Inc. (formerly AntriaBio)	10-K	000-14710	10.66	03/07/2018

10.32†	Amendment No. 1, dated March 30, 2018, to the License Agreement, dated December 6, 2017, between XOMA (US) LLC and Rezolute, Inc. (formerly AntriaBio, Inc.)	10-Q	000-14710	10.1	05/09/2018

10.33†	Amendment No. 2, dated January 7, 2019, to the License Agreement, dated December 6, 2017, between XOMA (US) LLC and Rezolute, Inc. (formerly AntriaBio)	10-K	000-14710	10.71	03/07/2019

		Incorporation By Reference
Exhibit
Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

10.34	Common Stock Sales Agreement, dated December 18, 2018, by and between XOMA Corporation and H.C. Wainwright & Co., LLC	8-K	000-14710	10.1	12/18/2018

10.35#	Royalty Purchase Agreement dated April 7, 2019, between XOMA (US) LLC and Aronora, Inc.	10-Q	000-14710	10.1	08/06/2019

10.36#	Royalty Purchase Agreement dated September 26, 2019, between XOMA (US) LLC and Palobiofarma, S.L	10-Q	000-14710	10.1	11/05/2019

10.37#	License Agreement between the Company and Novartis International Pharmaceutical Ltd., dated September 30, 2015 (this exhibit was previously filed under confidential treatment request as Exhibit 10.2 to Form 10-Q filed November 6, 2015)	10-Q	000-14710	10.1	11/05/2020

10.38#	Amendment to Amended and Restated Research, Development and Commercialization Agreement, between the Company and Novartis Vaccine and Diagnostics, Inc., dated September 30, 2015 (this exhibit was previously filed under confidential treatment request as Exhibit 10.4 to Form 10-Q filed November 6, 2015)	10-Q	000-14710	10.2	11/05/2020

10.39#	Collaboration and License Agreement, dated as of March 5, 2020, by and between XOMA (US) LLC and Cadila Healthcare Limited	10-Q	000-14710	10.1	05/05/2020

10.40	Form of Amended and Restated Indemnification Agreement for Directors and Officers	10-K	001-39801	10.56	03/10/2021

10.41	Non-Exclusive License Agreement, dated November 30, 2001, between XOMA Ireland Limited ("XOMA") Sesen Bio, Inc. and (formerly Viventia Biotech Inc.)	10-K	001-39801	10.57	03/10/2021

10.42	Amendment No. 1, dated July 24, 2020, to the Non-Exclusive License Agreement, dated November 30, 2001, between XOMA Ireland Limited ("XOMA") and Sesen Bio, Inc.	10-K	001-39801	10.58	03/10/2021

10.43	Amendment No. 1, dated March 10, 2021, to the Common Stock Sales Agreement, dated December 18, 2018, by and between XOMA Corporation and H.C. Wainwright & Co., LLC	10-K	001-39801	10.59	03/10/2021

Incorporation By Reference
Exhibit
Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

10.44#	Royalty Purchase Agreement dated March 22, 2021 between XOMA (US) LLC and Viracta Therapeutics, Inc.	10-Q	001-39801	10.1	05/06/2021

10.45#	Settlement and Release Agreement, dated April 15, 2021, by and among XOMA (US) LLC and Affimed N.V., Affimed GmbH Affimed	10-Q	001-39801	10.1	08/05/2021

10.46#	Royalty Purchase Agreement, dated July 14, 2021, by and among XOMA (US) LLC and Kuros Royalty Fund (US) LLC	10-Q	001-39801	10.2	11/04/2021

10.47#	At Market Issuance Sales Agreement, dated August 5, 2021, by and between XOMA Corporation and B. Riley Securities, Inc.	8-K	001-39801	10.1	08/05/2021

10.48 + #	Commercial Payment Purchase Agreement, dated October 6, 2021, by and among XOMA (US) LLC and Affitech Research AS

21.1+	Subsidiaries of the Company

23.1+	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm

24.1+	Power of Attorney (included on the signature pages hereto)

31.1+	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)

31.2+	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)

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

+      Filed herewith.

#     Portions of this exhibit have been omitted as the Registrant has determined that (i) the omitted information is not material and (ii) the omitted material is of the type that the Registrant treats as private or confidential.

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

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 8th day of March 2022.

XOMA Corporation

By:	/s/ JAMES R. NEAL
James R. Neal
Chief Executive Officer and Chairman

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

Signature	Title	Date

/s/ James R. Neal	Chief Executive Officer (Principal Executive Officer) and Chairman of the Board of Directors	March 8, 2022
(James R. Neal)

/s/ Thomas Burns	Senior Vice President, Finance and Chief Financial Officer	March 8, 2022
(Thomas Burns)	(Principal Financial and Principal Accounting Officer)

/s/ W. Denman Van Ness	Director	March 8, 2022
(W. Denman Van Ness)

/s/ Joseph M. Limber	Director	March 8, 2022
(Joseph M. Limber)

/s/ Jack L. Wyszomierski	Director	March 8, 2022
(Jack L. Wyszomierski)

/s/ Matthew Perry	Director	March 8, 2022
(Matthew Perry)

/s/ Barbara Kosacz	Director	March 8, 2022
(Barbara Kosacz)

/s/ Natasha Hernday	Director	March 8, 2022
(Natasha Hernday)

/s/ Heather L. Franklin	Director	March 8, 2022
(Heather L. Franklin)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of XOMA Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of XOMA Corporation and subsidiaries (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive income, stockholders' equity, and cash flows, for the each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Long-Term Royalty and Commercial Payment Receivables — Refer to Notes 2 and 5 to the financial statements

Critical Audit Matter Description

The Company has purchased rights to receive a portion of certain future developmental, regulatory and commercial sales milestones, royalties, and option fees on sales of products currently in clinical development.  As of December 31, 2021, the carrying value of the long-term royalty and commercial payment receivables (“milestone and royalty rights”) is $69.1 million. The Company accounts for milestone and royalty rights on a non-accrual basis using the cost recovery method. The milestone and royalty rights relate to developmental pipeline products which are non-commercialized, non-approved products that require FDA or other regulatory approval, and thus have uncertain cash flows. Management assesses any impairment indicators and changes in expected recoverability of the long-term receivable asset regularly.

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

March 8, 2022

We have served as the Company's auditor since 2018.

XOMA Corporation

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,	December 31,
	2021	2020

ASSETS
Current assets:
Cash	$93,328	$84,222
Restricted cash	2,049	1,611
Short-term equity securities	774	—
Trade and other receivables, net	209	263
Income tax receivable	—	1,526
Prepaid expenses and other current assets	613	443
Total current assets	96,973	88,065
Long-term restricted cash	—	531
Property and equipment, net	13	21
Operating lease right-of-use assets	200	359
Long-term royalty and commercial payment receivables	69,075	34,575
Long-term equity securities	—	1,693
Other assets - long term	301	41
Total assets	$166,562	$125,285

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,072	$456
Accrued and other liabilities	525	642
Income taxes payable	91	—
Contingent consideration under RPAs and CPPAs	8,075	75
Operating lease liabilities	195	179
Unearned revenue recognized under units-of-revenue method	1,641	1,452
Contingent liabilities	—	1,410
Current portion of long-term debt	—	8,088
Preferred stock dividend accrual	1,368	—
Total current liabilities	12,967	12,302
Unearned revenue recognized under units-of-revenue method – long-term	11,685	13,516
Long-term debt	—	12,764
Long-term operating lease liabilities	34	229
Other liabilities - long term	—	50
Total liabilities	24,686	38,861

Commitments and Contingencies (Note 13)

Stockholders’ equity:
Preferred Stock, $0.05 par value, 1,000,000 shares authorized:
8.625% Series A cumulative, perpetual preferred stock, 984,000 shares issued and outstanding at December 31, 2021 and December 31, 2020	49	49
8.375% Series B cumulative, perpetual preferred stock, 1,600 and zero shares issued and outstanding at December 31, 2021 and December 31, 2020, respectively	—	—
Convertible preferred stock, 5,003 shares issued and outstanding at December 31, 2021 and December 31, 2020	—	—
Common stock, $0.0075 par value, 277,333,332 shares authorized, 11,315,263 and 11,228,792 shares issued and outstanding at December 31, 2021 and December 31, 2020, respectively	85	84
Additional paid-in capital	1,307,030	1,267,377
Accumulated deficit	(1,165,288)	(1,181,086)
Total stockholders’ equity	141,876	86,424
Total liabilities and stockholders’ equity	$166,562	$125,285

The accompanying notes are an integral part of these consolidated financial statements.

XOMA Corporation

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(in thousands, except per share amounts)

	Year Ended
	December 31,
	2021	2020
Revenues:
Revenue from contracts with customers	$36,518	$27,941
Revenue recognized under units-of-revenue method	1,642	1,444
Total revenues	38,160	29,385

Operating expenses:
Research and development	171	170
General and administrative	20,460	16,799
Total operating expenses	20,631	16,969

Income from operations	17,529	12,416

Other (expense) income, net:
Interest expense	(461)	(1,844)
Loss on extinguishment of debt	(300)	—
Other (expense) income, net	(879)	1,225
Income before income tax	15,889	11,797
Income tax (expense) benefit	(91)	1,501
Net income and comprehensive income	$15,798	$13,298
Net income and comprehensive income available to common stockholders (Note 11), basic	$7,787	$8,793
Net income and comprehensive income available to common stockholders (Note 11), diluted	$7,968	$9,010
Basic net income per share available to common stockholders	$0.69	$0.82
Diluted net income per share available to common stockholders	$0.65	$0.78
Weighted average shares used in computing basic net income per share available to common stockholders	11,288	10,674
Weighted average shares used in computing diluted net income per share available to common stockholders	12,192	11,503

The accompanying notes are an integral part of these consolidated financial statements.

XOMA Corporation

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Series A		Series B		Convertible				Additional		Total
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2020	984	$49	—	$—	5	$—	11,229	$84	$1,267,377	$(1,181,086)	$86,424
Issuance of preferred stock	—	—	2	—	—	—	—	—	37,140	—	37,140
Preferred stock dividends	—	—	—	—	—	—	—	—	(4,867)	—	(4,867)
Stock-based compensation expense	—	—	—	—	—	—	—	—	6,195	—	6,195
Exercise of stock options	—	—	—	—	—	—	77	1	1,052	—	1,053
Exercise of common stock warrants	—	—	—	—	—	—	5	—	—	—	—
Issuance of common stock related to 401(k) contribution and ESPP	—	—	—	—	—	—	4	—	133	—	133
Net income and comprehensive income	—	—	—	—	—	—	—	—	—	15,798	15,798
Balance, December 31, 2021	984	$49	2	$—	5	$—	11,315	$85	$1,307,030	$(1,165,288)	$141,876

	Series A		Series B		Convertible				Additional		Total
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2019	—	$—	—	$—	6	$—	9,759	$73	$1,238,299	$(1,194,384)	$43,988
Issuance of preferred stock	984	49	—	—	—	—	—	—	22,572	—	22,621
Issuance of common stock related to Series Y preferred stock conversion	—	—	—	—	(1)	—	1,253	10	(10)	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	3,961	—	3,961
Exercise of stock options	—	—	—	—	—	—	211	1	2,406	—	2,407
Issuance of common stock related to 401(k) contribution and ESPP	—	—	—	—	—	—	6	—	136	—	136
Disgorgement of stockholder's short-swing profits	—	—	—	—	—	—	—	—	13	—	13
Net income and comprehensive income	—	—	—	—	—	—	—	—	—	13,298	13,298
Balance, December 31, 2020	984	$49	—	$—	5	$—	11,229	$84	$1,267,377	$(1,181,086)	$86,424

The accompanying notes are an integral part of these consolidated financial statements.

XOMA Corporation

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2021	2020
Cash flows from operating activities:
Net income	$15,798	$13,298
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	6,195	3,961
Common stock contribution to 401(k)	90	88
Depreciation	7	22
Amortization of debt issuance costs, debt discount and final payment on debt	200	698
Non-cash portion of Novartis Milestone Payment	—	(7,300)
Reduction of contingent NIH refund liability	(105)	—
Non-cash lease expense	160	150
Loss on extinguishment of debt	300	—
Change in fair value of equity securities	919	(1,012)
Changes in assets and liabilities:
Trade and other receivables, net	54	2,670
Income tax receivable	1,526	(1,526)
Prepaid expenses and other assets	(169)	83
Accounts payable and accrued liabilities	765	(542)
Income taxes payable	91	—
Operating lease liabilities	(179)	(163)
Unearned revenue recognized under units-of-revenue method	(1,642)	(1,444)
Contingent NIH refund liability	(1,305)	612
Other liabilities	(27)	497
Net cash provided by operating activities	22,678	10,092

Cash flows from investing activities:
Payments related to purchase of royalty rights and other commercial payment rights	(26,500)	(1,200)
Receipts related to purchased royalty rights	—	1,000
Purchase of property and equipment	—	(9)
Net cash used in investing activities	(26,500)	(209)

Cash flows from financing activities:
Proceeds from issuance of preferred stock	40,000	24,600
Payment of preferred and common stock issuance costs	(3,385)	(1,945)
Proceeds from exercise of options and other share-based compensation	1,584	4,850
Principal payments – debt	(4,250)	(5,313)
Payment for extinguishment of debt	(17,103)	—
Payment for preferred stock dividends	(3,499)	—
Taxes paid related to net share settlement of equity awards	(488)	(2,395)
Other	(24)	(4)
Net cash provided by financing activities	12,835	19,793

Net increase in cash and restricted cash	9,013	29,676
Cash and restricted cash at the beginning of the period	86,364	56,688
Cash and restricted cash at the end of the period	$95,377	$86,364

Supplemental Cash Flow Information:
Cash paid for interest	$311	$692
Non-cash investing and financing activities:
Estimated fair value of contingent consideration under the Affitech CPPA	$8,000	$—
Preferred stock dividend accrual	$1,368	$—
Interest added to principal balance on long-term debt	$—	$490
Accrued cost related to issuance of capital stock	$—	$264

The accompanying notes are an integral part of these consolidated financial statements.

XOMA Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business

XOMA (referred to as “XOMA” or the “Company”), a Delaware corporation, is a biotech royalty aggregator with a sizable portfolio of economic rights to future potential milestone and royalty payments associated with partnered pre-commercial therapeutic candidates. The Company’s portfolio was built through licensing its proprietary products and platforms from its legacy discovery and development business, combined with the acquisition of rights to future milestones and royalties that the Company has made since the royalty aggregator business model was implemented in 2017. The Company’s drug royalty aggregator business is focused on early to mid-stage clinical assets primarily in Phase 1 and 2 with significant commercial sales potential that are licensed to large-cap partners. The Company expects that most of its future revenue will be based on payments the Company may receive for milestones and royalties related to these programs.

Liquidity and Financial Condition

The Company has incurred significant operating losses and negative cash flows from operations since its inception. As of December 31, 2021, the Company had unrestricted and restricted cash of $93.3 million and $2.0 million, respectively. The restricted cash balance may only be used to pay dividends on the outstanding Series A Preferred Stock and the outstanding Series B Preferred Stock (Note 12).

In June 2021, the Company repaid its outstanding debt obligations to SVB and Novartis, for a total of $17.1 million (Note 8). Based on the Company’s current cash balance and its ability to control discretionary spending, such as royalty acquisitions, the Company has evaluated and concluded its financial condition is sufficient to fund its planned operations and commitments and contractual obligations for a period of at least one year following the date that these consolidated financial statements are issued.

2. Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions among consolidated entities were eliminated upon consolidation. The accompanying consolidated financial statements were prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States for financial information and with the instructions to Form 10-K and Article 10 of Regulation S-X.

Use of Estimates

The preparation of financial statements in conformity with GAAP in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures. On an ongoing basis, management evaluates its estimates including, but not limited to, those related to revenue recognition, revenue recognized under units-of-revenue method, royalty receivables, equity securities, legal contingencies, contingent consideration and stock-based compensation. The Company bases its estimates on historical experience and on various other market-specific and other relevant assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

Actual results may differ significantly from these estimates, such as the Company’s billing under government contracts and amortization of the payments received from HCRP. Under the Company’s contracts with the NIAID, a part of the NIH, the Company billed using NIH’s provisional rates and thus is subject to future audits at the discretion of NIAID’s contracting office. In October of 2019, NIH notified the Company that it engaged KPMG to perform an audit of the Company’s incurred cost submissions for 2013, 2014 and 2015. As of December 31, 2020, the audit procedures were completed, and the Company adjusted its estimated liability owed to NIH to $1.4 million. In December 2021, the NIH completed its review of the audit as part of the related contract close-out process, which included the finalization of rates for years 2010 through 2015, and the Company adjusted its liability owed to NIH to $1.3 million. In December 2021, the Company paid the final approved refund liability of $1.3 million. As such, no contingent liability remained on the Company’s consolidated balance sheets as of December 31, 2021.

In addition, under the contracts with HCRP, the amortization for the reporting period is calculated based on the payments expected to be made by the licensees to HCRP over the term of the arrangement. Any changes to the estimated payments by the licensees to HCRP can result in a material adjustment to revenue previously reported.

The COVID-19 pandemic has resulted in a global slowdown of economic activity which has led to delays and could result in further delays or terminations of some clinical trials underlying the Company’s RPAs. Estimates and assumptions about future events and their effects cannot be determined with certainty and therefore require the exercise of judgment. These estimates may change, as new events occur and additional information is obtained, and are recognized in the consolidated financial statements as soon as they become known. Actual results could differ from those estimates and any such differences may be material to the Company’s financial statements.

Cash and Restricted Cash

Cash consists of bank deposits held in business checking and interest-bearing deposit accounts. As of December 31, 2021 and 2020, the Company did not have any cash equivalent balances, defined as highly liquid financial instruments purchased with original maturities of three months or less.

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

The following table provides a reconciliation of cash and restricted cash reported within the consolidated balance sheets that sum to the total of the same amounts shown in the consolidated statements of cash flows (in thousands):

	Year Ended December 31,
	2021	2020

Cash	$93,328	$84,222
Restricted cash	2,049	2,142
Total cash and restricted cash	$95,377	$86,364

Revenue Recognition

The Company recognizes revenue from all contracts with customers according to ASC 606, except for contracts that are within the scope of other standards, such as leases, insurance, collaboration arrangements and financial instruments. The Company recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the Company expects to receive in exchange for those goods or services.

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

Equity Securities

The Company entered into a license agreement with Rezolute in December 2017, in which it received shares of common stock from Rezolute (Note 4). Equity investments in Rezolute are classified in the consolidated balance sheets as equity securities. The equity securities are measured at fair value, with changes in fair value recorded in the other (expense) income, net line item of the consolidated statement of operations and comprehensive income at each reporting period. The Company remeasures its equity investments at each reporting period until such time that the investment is sold or disposed of. If the Company sells an investment, any realized gains and losses on the sale of the securities will be recognized in the consolidated statement of operations and comprehensive income in the period of sale.

In October 2020, Rezolute completed a 1:50 reverse stock split of its common shares (the “Rezolute Reverse Stock Split”) and started trading on the Nasdaq Stock Market. As a result, the Company’s number of shares of Rezolute common stock was reduced from 8,093,010 shares (pre reverse-split shares) to 161,861 shares (post reverse-split shares). All subsequent disclosures of Rezolute share numbers will be presented post reverse-split.

Purchase of Rights to Future Milestones, Royalties and Commercial Payments

The Company has purchased rights to receive a portion of certain future developmental, regulatory and commercial sales milestones, royalties and option fees on sales of products currently in clinical development. The Company acquired such rights from various entities and recorded the amount paid for these rights as long-term royalty receivables (Note 5). In addition, the Company may be obligated to make contingent payments related to certain product development milestones, fees upon exercise of options related to future license products and sales-based milestones. The contingent payments are evaluated whether they are freestanding instruments or embedded derivatives. If the contingent payments fall within the scope of ASC 815, the contingent payments are measured at fair value at the inception of the arrangement, subject to remeasurement to fair value each reporting period. Any changes in the estimated fair value are recorded in the consolidated statement of operations and comprehensive income.

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

The Company reviews public information on clinical trials, press releases and updates from its partners regularly to identify any impairment indicators or changes in expected recoverability of the long-term royalty receivable asset. If an impairment indicator is identified, and the Company determines expected future cash flows discounted to the current period are less than the carrying value of the asset, the Company will record impairment. The impairment will be recognized by reducing the financial asset to an amount that represents the present value of the most recent estimate of future cash flows. No impairment indicators were identified, and no impairment was recorded as of December 31, 2021 and December 31, 2020.

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

Rent expense for the operating lease is recognized on a straight-line basis, over the reasonably assured lease term based on the total lease payments and is included in operating expenses in the consolidated statements of operations and comprehensive income.

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

Prior Period Reclassifications

Within the consolidated statement of cash flows, the Company presented principal payments on its finance lease and proceeds from disgorgement of stockholder's short-swing profits together in order for the prior period to conform with current period presentation.

Net Income per Share Attributable to Common Stockholders

The Company calculates basic and diluted income per share attributable to common stockholders using the two-class method. The Company’s convertible Series X preferred stocks participate in any dividends declared by the Company on its common stock and are therefore considered to be participating securities. The Company’s Series A and Series B Preferred Stock do not participate in any dividends or distribution by the Company on its common stock and are therefore not considered to be participating securities.

Under the two-class method, net income, as adjusted for any accumulated dividends on Series A and Series B Preferred Stock for the period and any deemed dividends related to beneficial conversion features on convertible preferred stock, if applicable, is allocated to each class of common stock and participating security as if all of the net income for the period had been distributed. Undistributed earnings allocated to participating securities are subtracted from net income in determining net income attributable to common stockholders. During periods of loss, the Company allocates no loss to participating securities because they have no contractual obligation to share in the losses of the Company. Basic net income per share attributable to common stockholders is then calculated by dividing the net income attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. All participating securities are excluded from the basic weighted average common shares outstanding.

Diluted net income per share attributable to common stockholders is based on the weighted average number of shares outstanding during the period, adjusted to include the assumed exercise of certain stock options and warrants for common stock. The calculation of diluted net income per share attributable to common stockholders requires that, to the extent the average market price of the underlying shares for the reporting period exceeds the exercise price of any outstanding options or warrants, the presumed exercise of such securities are dilutive to net income per share attributable to common stockholders for the period. Adjustments to the denominator are required to reflect the related dilutive shares. The Company’s Series A and Series B Preferred Stock become convertible upon the occurrence of specific events other than a change in the Company’s share price and therefore, are not included in the diluted shares until the contingency is resolved.

Comprehensive Income

Comprehensive income is comprised of two components: net income and other comprehensive income. Other comprehensive income refers to gains and losses that under U.S. GAAP are recorded as an element of stockholders’ equity but are excluded from net income. The Company did not record any transactions within other comprehensive income in the periods presented and, therefore, the net income and comprehensive income were the same for all periods presented.

Accounting Pronouncements Recently Adopted

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The amendments in ASU 2019-12 are intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. ASU 2019-12 is effective for the Company on January 1, 2021. The Company adopted ASU 2019-12, on January 1, 2021. The adoption of ASU 2019-12 did not have a material impact on the Company’s consolidated financial statements.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. These amendments provide temporary optional guidance to ease the potential burden in accounting for reference rate reform. The ASU provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. It is intended to help stakeholders during the global market-wide reference rate transition period. The guidance is effective for all entities as of March 12, 2020 through December 31, 2022 and can be adopted as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020. The Company adopted ASU 2020-04 as of January 1, 2021. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In August 2020, the FASB issued ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivative and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40). This ASU reduces the number of accounting models for convertible debt instruments and convertible preferred stock and amends the guidance for the derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusion. In addition, this ASU improves and amends the related EPS guidance. These amendments are effective for the Company for fiscal years beginning after December 15, 2023, including interim period within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. Adoption is either a modified retrospective method or a fully retrospective method of transition. The Company adopted ASU 2020-06 on January 1, 2021. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

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

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options. The amendments in ASU No. 2021-04 provide guidance to clarify and reduce diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (for example, warrants) that remain equity classified after modification or exchange. The amendments in this ASU No. 2021-04 are effective for all entities for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years, with early adoption permitted, including interim periods within those fiscal years. The Company plans to adopt ASU 2021-04 and related updates on January 1, 2022. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

In October 2021, the FASB issued ASU 2021-08, Business Combinations – Accounting for Contract Assets and Contact Liabilities from Contracts with Customers. The guidance is intended to improve the accounting for acquired revenue contracts with customers in a business combination by addressing diversity in practice. The guidance requires an acquirer to recognize and measure contract assets and liabilities acquired in a business combination in accordance with Topic 606 as if they had originated the contracts, as opposed to at fair value on the acquisition date. The standard will be effective for business combinations that occur after January 1, 2023. Early adoption is permitted. The Company is currently evaluating the impacts of the provisions of ASU 2021-08 and the Company does not expect this ASU to have a material impact on its consolidated financial statements.

3. Consolidated Financial Statement Detail

Equity Securities

As of December 31, 2021 and December 31, 2020, equity securities consisted of an investment in Rezolute’s common stock of $0.8 million and $1.7 million, respectively (Note 4). For the years ended December 31, 2021 and December 31, 2020, the Company recognized a loss of $0.9 million and a gain of $1.0 million, respectively, due to the change in fair value of its investment in Rezolute’s common stock in the other (expense) income, net line item of the consolidated statements of operations and comprehensive income.

Accrued and Other Liabilities

Accrued and other liabilities consisted of the following (in thousands):

	December 31,	December 31,
	2021	2020
Accrued legal and accounting fees	295	351
Accrued payroll and benefits	135	136
Accrued incentive compensation	55	71
Other accrued liabilities	40	84
Total	$525	$642

4. Licensing and Other Arrangements

Novartis – Anti-TGFβ Antibody (NIS793)

On September 30, 2015, the Company and Novartis entered into the Anti-TGFβ Antibody License Agreement under which the Company granted Novartis an exclusive, world-wide, royalty-bearing license to the Company’s anti-transforming growth factor beta (“TGFβ”) antibody program (now “NIS793”). Under the terms of the Anti-TGFβ Antibody License Agreement, Novartis has worldwide rights to NIS793 and is responsible for the development and commercialization of antibodies and products containing antibodies arising from NIS793. Unless terminated earlier, the Anti-TGFβ Antibody License Agreement will remain in effect, on a country-by-country and product-by-product basis, until Novartis’s royalty obligations end. The Anti-TGFβ Antibody License Agreement contains customary termination rights relating to material breach by either party. Novartis also has a unilateral right to terminate the Anti-TGFβ Antibody License Agreement on an antibody-by-antibody and country-by-country basis or in its entirety on one hundred eighty days’ notice.

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

The Company was eligible to receive up to a total of $480.0 million in development, regulatory and commercial milestones under the Anti-TGFβ Antibody License Agreement. During the year ended December 31, 2017, Novartis achieved a clinical development milestone pursuant to the Anti-TGFβ Antibody License Agreement, and as a result, the Company earned a $10.0 million milestone payment which was recognized as license fees in the consolidated statement of operations and comprehensive income.

The Company concluded that the development and regulatory milestone payments are solely dependent on Novartis’s performance and achievement of the specified events. The Company determined that it is not probable that a significant cumulative revenue reversal will not occur in future periods for these future payments. Therefore, the remaining development and regulatory milestones are fully constrained and excluded from the transaction price until the respective milestone is achieved. Any consideration related to commercial milestones (including royalties) will be recognized when the related sales occur as they were determined to relate predominantly to the licenses granted to Novartis and therefore, have also been excluded from the transaction price. At the end of each reporting period, the Company will update its assessment of whether an estimate of variable consideration is constrained and update the estimated transaction price accordingly.

The Company is also eligible to receive royalties on sales of licensed products, which are tiered based on sales levels and range from a mid single-digit percentage rate to up to a low double-digit percentage rate. Novartis’s obligation to pay royalties with respect to a particular product and country will continue for the longer of the date of expiration of the last valid patent claim covering the product in that country, or ten years from the date of the first commercial sale of the product in that country.

On October 21, 2020, the Company earned a $25.0 million milestone upon the dosing of the first patient in Novartis’ first NIS793 Phase 2 clinical trial. As specified under the terms of the Anti-TGFβ Antibody License Agreement, the Company received $17.7 million in cash and the remaining balance of $7.3 million was recognized as a reduction to the Company's debt obligation to Novartis.

On October 20, 2021, the Company earned a $35.0 million milestone payment upon dosing of the first patient in Novartis’ first NIS793 Phase 3 clinical trial. The Company is eligible to receive remaining milestones up to a total of $410.0 million under the Anti-TGFβ Antibody License Agreement.

As of December 31, 2021 and December 31, 2020, there are no contract assets or contract liabilities related to this arrangement. None of the costs to obtain or fulfill the contract were capitalized. The Company recognized $35.0 million and $25.0 million as revenue from contracts with customers in the consolidated statement of operations and comprehensive income for the years ended December 31, 2021 and 2020, respectively.

Novartis – Anti-IL-1β Antibody (VPM087) and IL-1 Beta

On August 24, 2017, the Company and Novartis entered into the Gevokizumab License Agreement under which the Company granted to Novartis an exclusive, worldwide, royalty-bearing license to gevokizumab (“VPM087”), a novel anti-Interleukin-1 (“IL-1”) beta allosteric monoclonal antibody and related know-how and patents. Under the terms of the Gevokizumab License Agreement, Novartis is solely responsible for the development and commercialization of VPM087 and products containing VPM087.

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

Under the Gevokizumab License Agreement, the Company received total consideration of $30.0 million for the license and rights granted to Novartis. Of the total consideration, $15.7 million was paid in cash and $14.3 million (equal to €12.0 million) was paid by Novartis, on behalf of the Company, to settle the Company’s outstanding debt with Les Laboratories Servier (“Servier”) (the “Servier Loan”). In addition, Novartis extended the maturity date on the Company’s debt to Novartis. The Company also received $5.0 million cash related to the sale of 539,131 shares of the Company’s common stock, at a purchase price of $9.2742 per share. The fair market value of the common stock issued to Novartis was $4.8 million, based on the closing stock price of $8.93 per share on August 24, 2017, resulting in a $0.2 million premium paid to the Company.

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

As of December 31, 2021 and December 31, 2020, there are no contract assets or contract liabilities related to this arrangement and none of the costs to obtain or fulfill the contract were capitalized. The Company did not recognize any revenue related to this arrangement during the years ended December 31, 2021 and 2020.

Takeda

On November 1, 2006, the Company entered into the Takeda Collaboration Agreement with Takeda under which the Company agreed to discover and optimize therapeutic antibodies against multiple targets selected by Takeda.

Under the terms of the Takeda Collaboration Agreement, the Company may receive additional milestone payments aggregating up to $19.0 million relating to TAK-079 (mezagitamab) and TAK-169, and low single-digit royalties on future sales of all products subject to this license. The Company’s right to milestone payments expires on the later of the receipt of payment from Takeda of the last amount to be paid under the agreement or the cessation by Takeda of all research and development activities with respect to all program antibodies, collaboration targets or collaboration products. The Company’s right to royalties expires on the later of 13.5 years from the first commercial sale of each royalty-bearing discovery product or the expiration of the last-to-expire licensed patent (or 12 years from first commercial sale if there is significant generic competition post patent-expiration).

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

As of December 31, 2021 and December 31, 2020, there are no contract assets or contract liabilities related to this arrangement and none of the costs to obtain or fulfill the contract were capitalized. During the years ended December 31, 2021 and 2020, the Company recognized annual license fee revenue of $0.1 million from Takeda. On November 16, 2020, the first patient was dosed in Takeda’s Phase 2 study of mezagitamab and the Company earned a $2.0 million milestone payment from Takeda. The Company is eligible to receive remaining milestones up to a total of $16.0 million under the Takeda Collaboration Agreement. During the years ended December 31, 2021 and 2020, the Company recognized $0.1 million and $2.1 million, respectively, as revenue from contracts with customers in the consolidated statement of operations and comprehensive income.

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

Pursuant to the license agreement, XOMA is eligible to receive a low single-digit royalty on sales of Rezolute’s other non-RZ358 products from its current programs, including RZ402 which is in Phase 1 clinical testing. Rezolute’s obligation to pay royalties with respect to a particular Rezolute product and country will continue for the longer of twelve years from the date of the first commercial sale of the product in that country or for so long as Rezolute or its licensee is selling such product in such country, provided that any such licensee royalty will terminate upon the termination of the licensee’s obligation to make payments to Rezolute based on sales of such product in such country

The license agreement contains customary termination rights relating to material breach by either party. Rezolute also has a unilateral right to terminate the license agreement in its entirety on ninety days’ notice at any time. To the extent permitted by applicable laws, the Company has the right to terminate the license agreement if Rezolute challenges the licensed patents.

No consideration was exchanged upon execution of the arrangement. In consideration for receiving the license for RZ358, Rezolute agreed to issue shares of its common stock and pay cash to the Company upon the occurrence of Rezolute’s financing activities.

The license agreement was subsequently amended in 2018, 2019 and 2020. Pursuant to the terms of the license agreement as amended, the Company received a total of $6.0 million upon Rezolute’s achievement of financing activities and $8.5 million in installment payments through October 2020. The Company also received 161,861 shares of Rezolute’s common stock.

As of December 31, 2021 and December 31, 2020, there were no contract assets or contract liabilities related to this arrangement. None of the costs to obtain or fulfill the contract were capitalized. The Company did not recognize any revenue related to this arrangement during the years ended December 31, 2021 and 2020.

The Company reassessed the development and regulatory milestones and concluded that such variable consideration is fully constrained and excluded from the transaction price as of December 31, 2021 and 2020.

Janssen Biotech

The Company and Janssen were parties to a license agreement which was terminated in 2017. In August 2019, the Company and Janssen entered into a new agreement pursuant to which the Company granted a non-exclusive license to Janssen to develop and commercialize certain drug candidates under the XOMA patents and know-how. Under the new agreement, Janssen made a one-time payment of $2.5 million to XOMA. Additionally, for each drug candidate, the Company is entitled to receive milestone payments of up to $3.0 million upon Janssen’s achievement of certain clinical development and regulatory approval events. Additional milestones may be due for drug candidates which are the subject of multiple clinical trials. Upon commercialization, the Company is eligible to receive 0.75% royalty on net sales of each product. Janssen’s obligation to pay royalties with respect to a particular product and country will continue until the eighth-year-and-sixth-month anniversary of the first commercial sale of the product in such country. The new agreement will remain in effect unless terminated by mutual written agreement of the parties.

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

In May 2021, the Company earned a $0.5 million milestone from Janssen, upon dosing of the first patient in a Phase 3 clinical trial evaluating one of Janssen’s biologic assets. In December 2021, the Company earned a $0.2 million milestone pursuant to its agreement with Janssen.

As of December 31, 2021 and December 31, 2020, there were no contract assets or contract liabilities related to this arrangement. None of the costs to obtain or fulfill the contract were capitalized. Milestone revenue of $0.7 million and $0.4 million was recognized for the years ended December 31, 2021 and 2020, respectively.

Affimed

In April 2021, the Company and Affimed entered into a contractual agreement, under which the Company is eligible to receive payments from Affimed on potential future commercial sales related to three ICE molecules and preloaded natural killer cells containing the ICE molecules. Additionally, the Company is eligible to receive a milestone upon the first product candidate in each program achieving marketing approval.

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

As of December 31, 2021, there were no contract assets or contract liabilities related to this arrangement. None of the costs to obtain or fulfill the contract were capitalized. No revenue was recognized for the year ended December 31, 2021.

NIAID

Prior to the sale of the Company’s biodefense business in 2016, the Company performed services under contracts funded with federal funds from NIAID including under a $64.8 million multiple-year contract (Contract No. HHSN272200800028C), for development of anti-botulinum antibody product candidates and a $28.0 million multiple-year contract (Contract No. HHSN272201100031C) for development of broad-spectrum antitoxins for the treatment of human botulism poisoning. The contract work was being performed on a cost plus fixed fee basis over a three-year period. The Company recognized revenue under the arrangement as the services were performed on a proportional performance basis. Consistent with the Company’s other contracts with the U.S. government, invoices were provisional until finalized. The Company operated under provisional rates from 2010 through 2015, subject to adjustment based on actual rates upon agreement with the government. In 2014, upon completion of NIAID’s review of hours and external expenses, XOMA agreed to exclude certain hours and external expenses resulting in a $0.4 million receivable and $0.8 million deferred revenue balances. As of December 31, 2017, the Company wrote off the $0.4 million receivable from NIAID as the likelihood of collection was remote. In October of 2019, NIH, which includes NIAID, notified the Company that it engaged KPMG to perform an audit of the Company’s incurred cost submissions for 2013, 2014 and 2015. The KPMG testing procedures were completed in December 2020. As a result, the Company recognized $1.4 million as estimated refund liabilities owed to NIH on the consolidated balance sheet as of December 31, 2020. The additional $0.6 million liability was recognized as a reduction of revenue from contracts with customers in the consolidated statement of operations and comprehensive income for the year ended December 31, 2020. In December 2021, NIH completed its review of the audit as part of the related contract close-out process, which included the finalization of rates for years 2010 through 2015, and approved a finalized refund liability of $1.3 million. The $0.1 million reduction in the liability, from its previously recorded $1.4 million estimate, was recognized as revenue from contracts with customers in the consolidated statement of operations and comprehensive income for the year ended December 31, 2021. In December 2021, the Company paid the finalized refund liability owed to NIH of $1.3 million and no balance of the contingent liability remained on the consolidated balance sheets as of December 31, 2021.

Sale of Future Revenue Streams

On December 21, 2016, the Company entered into two royalty interest sale agreements (together, the “Royalty Sale Agreements”) with HCRP. Under the first Royalty Sale Agreement, the Company sold its right to receive milestone payments and royalties on future sales of products subject to a License Agreement, dated August 18, 2005, between XOMA and Wyeth Pharmaceuticals (subsequently acquired by Pfizer) for an upfront cash payment of $6.5 million, plus potential additional payments totaling $4.0 million in the event three specified net sales milestones were met in 2017, 2018 and 2019. Based on actual sales, 2017, 2018, and 2019 sales milestones were not achieved. Under the second Royalty Sale

Agreement entered into in December 2016, the Company sold its right to receive certain royalties under an Amended and Restated License Agreement dated October 27, 2006 between XOMA and Dyax Corp. for a cash payment of $11.5 million.

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

The Company recognized $1.6 million and $1.4 million as revenue under units-of-revenue method under these arrangements during the years ended December 31, 2021 and December 31, 2020, respectively. As of December 31, 2020, the current and non-current portion of the remaining unearned revenue recognized under units-of-revenue method was $1.5 million and $13.5 million, respectively. As of December 31, 2021, the Company classified $1.6 million and $11.7 million as current and non-current unearned revenue recognized under units-of-revenue method, respectively.

5. Royalty and Commercial Payment Purchase Agreements

Royalty Purchase Agreement with Agenus

On September 20, 2018, the Company entered into the Agenus RPA, pursuant to which the Company acquired the right to receive 33% of the future royalties on six Incyte Europe S.a.r.l. (“Incyte”) immuno-oncology assets, currently in development, due to Agenus from Incyte (net of certain royalties payable by Agenus to a third party) and 10% of all future developmental, regulatory and commercial milestones related to these assets. However, the Company did not have a right to the expected near-term milestone associated with the entry of INCAGN2390 (anti-TIM-3) into its Phase 1 clinical trial. The future royalties due to Agenus from Incyte are based on low single to mid-teen digit percentage of applicable net sales.

In addition, the Company acquired the right to receive 33% of the future royalties on MK-4830, an immuno-oncology product currently in clinical development, due to Agenus from Merck and 10% of all future developmental, regulatory and commercial milestones related to this asset. The future royalties due to Agenus from Merck are based on low single-digit percentage of applicable net sales. Pursuant to the Agenus RPA, the Company’s share in future potential development, regulatory and commercial milestones is up to $59.5 million. There is no limit on the amount of future royalties on sales that the Company may receive under the agreements.

Under the terms of the Agenus RPA, the Company paid Agenus $15.0 million.

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

The Company continues to assess that no further payments are probable to be received under this agreement in the near term. Under the cost recovery method, the Company does not expect to recognize any income related to milestones and royalties received until the investment has been fully collected. The Company performed its quarterly impairment assessment and no impairment indicators were identified. Accordingly, no impairment was recorded as of December 31, 2021.

Royalty Purchase Agreement with Bioasis

On February 25, 2019, the Company entered into the Bioasis RPA, pursuant to which the Company acquired potential future milestone and royalty rights from Bioasis for product candidates that are being developed pursuant to a license agreement between Bioasis and Prothena Biosciences Limited. In addition, the Company was granted options to purchase a 1% royalty right on the next two license agreements entered into between Bioasis and third-party licensees subject to certain payments and conditions as well as a right of first negotiation on the purchase of royalty rights on subsequent Bioasis license agreements with third parties. Upon exercise of the option related to the second license agreement executed by Bioasis, the Company may be obligated to pay up to $0.3 million per licensed product. Upon exercise of the option related to the third license agreement executed by Bioasis, the Company may be obligated to pay up to $0.4 million per licensed product.

Under the terms of the Bioasis RPA, the Company paid $0.3 million and will make contingent future cash payments of up to $0.2 million to Bioasis as the licensed product candidates reach certain development milestones (the “Bioasis Contingent Consideration”).

At the inception of the agreement, the Company recorded $0.4 million as long-term royalty receivables in its consolidated balance sheet, including the estimated fair value of the Bioasis Contingent Consideration of $0.1 million. Future changes in the estimated fair value of the contingent consideration will be recognized in the other (expense) income, net line item of the consolidated statement of operations and comprehensive income. As of December 31, 2021, there was no change in the fair value of the contingent consideration from its initial value and no amounts were paid during the year ended December 31, 2021. The Company continues to assess that no payments are probable to be received under this agreement in the near term. Under the cost recovery method, the Company does not expect to recognize any income related to milestones and royalties received until the investment has been fully collected. The Company performed its quarterly impairment assessment and no impairment indicators were identified. Accordingly, no impairment was recorded as of December 31, 2021.

On November 2, 2020, the Company entered into the Second Bioasis RPA, pursuant to which the Company acquired potential future milestone and other payments, and royalty rights from Bioasis for product candidates that are being developed pursuant to a research collaboration and license agreement between Bioasis and Chiesi. The Company paid Bioasis $1.2 million upon closing of the Second Bioasis RPA for the purchased rights.

At the inception of the Second Bioasis RPA, the Company recorded $1.2 million as long-term royalty receivables in its consolidated balance sheet. The Company continues to assess that no payments are probable to be received under the Second Bioasis RPA in the near term. Under the cost recovery method, the Company does not expect to recognize any income related to milestones and other payments until the investment has been fully collected. The Company performed its quarterly impairment assessment and no impairment indicators were identified. Accordingly, no impairment was recorded as of December 31, 2021.

Royalty Purchase Agreement with Aronora

On April 7, 2019, the Company entered into the Aronora RPA which closed on June 26, 2019. Under the Aronora RPA, the Company acquired the right to receive future royalties and a portion of upfront, milestone, and option payments (the “Non-Royalties”) related to five anti-thrombotic hematology drug candidates. Three candidates were subject to Aronora’s collaboration with Bayer (the “Bayer Products”), including one which was subject to an exclusive license option by Bayer. The Company will receive 100% of future royalties and 10% of future Non-Royalties economics from these Bayer Products. The other two candidates are unpartnered (the “non-Bayer Products”) for which the Company will receive low single-digit percentage of net sales and 10% of Non-Royalties. The future payment percentage for Non-Royalties will be reduced from 10% to 5% upon the Company’s receipt of two times the total cumulative amount of consideration paid by the Company to Aronora. In July 2020, Bayer elected to not exercise its option on the third Bayer Product and that product is now subject to the same economics as the non-Bayer Products.

Under the terms of the Aronora RPA, the Company paid Aronora a $6.0 million upfront payment at the close of the transaction. The Company financed $3.0 million of the upfront payment with a term loan under its Loan and Security Agreement with SVB (Note 8). The Company was required to make a contingent future cash payment of $1.0 million for each of the three Bayer Products that were active on September 1, 2019 (up to a total of $3.0 million, the “Aronora Contingent Consideration”). Pursuant to the Aronora RPA, if the Company receives $250.0 million in cumulative royalties on net sales per product, the Company will be required to pay associated tiered milestone payments to Aronora in an aggregate amount of up to $85.0 million per product (the “Royalty Milestones”). The Royalty Milestones are paid based upon various royalty tiers prior to reaching $250.0 million in cumulative royalties on net sales per product. Royalties per product in excess of $250.0 million are retained by the Company.

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

Under the cost recovery method, the Company does not expect to recognize any income related to milestones and royalties received until the investment has been fully collected. The Company performed its quarterly impairment assessment and no impairment indicators were identified. Accordingly, no impairment was recorded as of December 31, 2021.

Royalty Purchase Agreement with Palobiofarma

On September 26, 2019, the Company entered into the Palo RPA, pursuant to which the Company acquired the rights to potential royalty payments in low single-digit percentages of aggregate net sales associated with six drug candidates in various clinical development stages, targeting the adenosine pathway with potential applications in solid tumors, non-Hodgkin’s lymphoma, asthma/chronic obstructive pulmonary disease, ulcerative colitis, idiopathic pulmonary fibrosis, lung cancer, psoriasis and nonalcoholic steatohepatitis and other indications (the “Palo Licensed Products”) that are being developed by Palo. Novartis is a development partner on NIR178, one of the Palo Licensed Products, and NIR178 is being developed pursuant to a license agreement between Palo and Novartis.

Under the terms of the Palo RPA, the Company paid Palo a $10.0 million payment at the close of the transaction which occurred simultaneously upon parties’ entry into the Palo RPA on September 26, 2019.

At the inception of the agreement, the Company recorded $10.0 million as long-term royalty receivables in its consolidated balance sheet. The Company continues to assess that no payments are probable to be received under this agreement in the near term. Under the cost recovery method, the Company does not expect to recognize any income related to royalties received until the investment has been fully collected. The Company performed its quarterly impairment assessment and no impairment indicators were identified. Accordingly, no impairment was recorded as of December 31, 2021.

Royalty Purchase Agreement with Viracta

On March 22, 2021, the Company entered into the Viracta RPA, pursuant to which the Company acquired the right to receive future royalties, milestones, and other payments related to two clinical-stage drug candidates for $13.5 million. The first candidate, DAY101 (pan-RAF kinase inhibitor), is being developed by Day One Biopharmaceuticals, and the second candidate, vosaroxin (topoisomerase II inhibitor), is being developed by Denovo Biopharma. The Company acquired the right to receive (i) up to $54.0 million in potential milestones, potential royalties on sales, if approved, and other payments related to DAY101, excluding up to $20.0 million consideration retained by Viracta, and (ii) up to $57.0 million in potential regulatory and commercial milestones and high single-digit royalties on sales related to vosaroxin, if approved.

At the inception of the Viracta RPA, the Company recorded $13.5 million as long-term royalty receivables in its consolidated balance sheet. No payments are probable to be received under the Viracta RPA in the near term. Under the cost recovery method, the Company does not expect to recognize any income related to royalties, milestones and other payments until the investment has been fully collected. The Company performed its quarterly impairment assessment and no impairment indicators were identified. Accordingly, no impairment was recorded as of December 31, 2021.

Royalty Purchase Agreement with Kuros

On July 14, 2021, the Company entered into the Kuros RPA, pursuant to which the Company acquired the rights to 100% of the potential future royalties from commercial sales, which are tiered from high single-digit to low double-digits, and up to $25.5 million in pre-commercial milestone payments associated with an existing license agreement related to Checkmate Pharmaceuticals’ vidutolimod (CMP-001), a Toll-like receptor 9 agonist, packaged in a virus-like particle, for an upfront payment of $7.0 million. The Company may pay up to an additional $142.5 million to Kuros in sales-based milestones.

At the inception of the Kuros RPA, the Company recorded $7.0 million as long-term royalty receivables in its consolidated balance sheet. No payments are probable to be received under the Kuros RPA in the near term. Under the cost recovery method, the Company does not expect to recognize any income related to royalties, milestones and other payments until the investment has been fully collected. The Company performed its quarterly impairment assessment and no impairment indicators were identified. Accordingly, no impairment was recorded as of December 31, 2021.

Commercial Payment Purchase Agreement with Affitech

On October 6, 2021, the Company entered into the Affitech CPPA, pursuant to which, the Company purchased a future stream of commercial payment rights to Roche’s faricimab from Affitech for an upfront payment of $6.0 million. The Company is eligible to receive 0.50% of future net sales of faricimab for a ten-year period following the first commercial sales in each applicable jurisdiction. The Company may pay up to an additional $20.0 million based on the achievement of certain regulatory and sales milestones (Note 15). At the inception of the Affitech CPPA, the Company recorded $14.0 million as long-term royalty receivables which includes the $6.0 million upfront payment and $8.0 million in regulatory milestones in its consolidated balance sheet. The Company concluded the regulatory milestone payments of $8.0 million meet the definition of a derivative under ASC 815 and should be accounted at fair value and recorded as a current liability at the inception of the transaction. Therefore, the regulatory milestone payments were recorded as contingent liabilities in its consolidated balance sheet. The Company concluded the sales-based milestone payments of $12.0 million do not meet the definition of a derivative under ASC 815 and a liability will be recognized when probable and estimable.

Under the cost recovery method, the Company does not expect to recognize any income related to future commercial payment receipts until the investment has been fully collected.  The Company performed its quarterly impairment assessment and no impairment indicators were identified. Accordingly, no impairment was recorded as of December 31, 2021.

The following table summarizes the long-term royalty receivable activities including acquisitions of royalty rights, commercial payment rights and cash receipts for achievement of contractual milestones during the years ended December 31, 2021 and 2020 (in thousands):

Balance at January 1, 2020	$34,375
Acquisition of royalty rights:
Bioasis	1,200
Cash receipts for achievement of contractual milestones:
Agenus	(1,000)
Balance at December 31, 2020	34,575
Acquisition of royalty and commercial payment rights:
Viracta	13,500
Kuros	7,000
Affitech	14,000
Balance at December 31, 2021	$69,075

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

The following tables set forth the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as follows (in thousands):

	Fair Value Measurements at December 31, 2021 Using
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Equity securities	$774	$—	$—	$774
Liabilities:
Contingent consideration under RPAs and CPPAs	$—	$—	$8,075	$8,075

	Fair Value Measurements at December 31, 2020 Using
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Equity securities	$—	$—	$1,693	$1,693
Liabilities:
Contingent consideration	$—	$—	$75	$75

Transfers to and from Levels 1, 2, and 3 are recognized at the end of the reporting period. On June 30, 2021, the Company’s equity investment in Rezolute’s common stock transferred from Level 3 to Level 1. In reporting periods prior to June 30, 2021, the Company applied an illiquidity discount to the fair value of Rezolute’s common stock due to the lack of trading volume, resulting in classification as Level 3. Since June 30, 2021, there has been sufficient and consistent trading volume on the Nasdaq Stock Market to provide an estimate of fair value utilizing quoted prices in an active market for the identical securities as of the reporting date, resulting in classification as Level 1. There were no transfers between levels during 2020.

Equity Securities

The following table reconciles the beginning and ending balance for the Level 3 financial assets recurring fair value measurement for the year ended December 31, 2021 (in thousands):

Year Ended
December 31, 2021
Balance at December 31, 2019	$681
Change in fair value	1,012
Balance at December 31, 2020	$1,693
Change in fair value	617
Transfer out of Level 3 as of June 30, 2021	(2,310)
Balance at December 31, 2021	$—

The equity securities consisted of an investment in Rezolute’s common stock and are classified on the consolidated balance sheets as current assets as of December 31, 2021, and long-term assets as of December 31, 2020. The reclassification from noncurrent to current assets was due to the equity securities achieving sufficient and consistent trading volume on the Nasdaq Stock Market during the second quarter of 2021. The equity securities are revalued each reporting period with changes in fair value recorded in the other (expense) income, net line item of the consolidated statements of operations and comprehensive income.

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

As of December 31, 2021, the Company valued the equity securities using the closing price for Rezolute’s common stock traded on the Nasdaq Stock Market. The inputs that were used to calculate the fair value of the equity securities were observable prices in active markets and therefore were classified as a Level 1 fair value measurement.

The closing price of Rezolute’s common stock as per the Nasdaq Stock Market was $4.78 and $11.99 as of December 31, 2021 and December 31, 2020, respectively. The estimated fair value of the equity securities as of December 31, 2020 was calculated based on the following assumptions:

	December 31,	December 31,
	2021	2020
Closing common stock price	$4.78	$11.99

Tranche 1:
Discount for lack of marketability	N/A(1)%	12%
Estimated time to liquidity of shares		0.25 year

Tranche 2:
Discount for lack of marketability	N/A(1)%	14%
Estimated time to liquidity of shares		0.67 years
(1)	Due to sufficient and consistent trading volume, the equity investment will be measured at the closing price per the Nasdaq Stock Market. The assumptions related to the unobservable inputs identified above, and any changes in those assumptions thereto, will no longer be considered in determining the fair value of the equity securities.

Changes in any of the assumptions related to the unobservable inputs identified above may change the fair value of the equity securities.

Contingent Consideration

The estimated fair value of the contingent consideration liability at the inception of the Bioasis RPA represents the future consideration that is contingent upon the achievement of specified development milestones for a product candidate. The fair value measurement is based on significant Level 3 inputs such as anticipated timelines and probability of achieving development milestones of each licensed product candidate.

The estimated fair value of the contingent consideration liability at the inception of the Affitech CPPA represents the future consideration that is contingent upon the achievement of specified regulatory milestones. The fair value measurement is based on significant Level 3 inputs such as anticipated timelines and probability of achieving regulatory milestones.

Changes in the fair value of the liability for contingent consideration will be recorded in the other (expense) income, net line item of the consolidated statements of operations and comprehensive income until settlement. As of December 31, 2021, there were no changes in the estimated fair value of the contingent consideration recorded pursuant to the Bioasis RPA and Affitech CPPA from the initial values of $0.1 million and $8.0 million, respectively.

7. Lease Agreement

The Company leases one facility in Emeryville, California under an operating lease that expires in February 2023. The Emeryville lease contains an option to extend the lease for an additional term, however, the Company is not reasonably certain to exercise this option.

The following table summarizes maturity of the Company’s operating lease liabilities as of December 31, 2021 (in thousands):

Operating
Undiscounted lease payments	Leases
2022	202
2023	34
2024	—
Total undiscounted lease payments	236
Present value adjustment	(7)
Total net lease liabilities	$229

The following table summarizes the cost components of the Company’s operating lease for the years ended December 31, 2021 and 2020, respectively (in thousands):

	Year Ended December 31,
	2021	2020
Lease costs:
Operating lease cost	$177	$177
Variable lease cost (1)	8	7
Total lease costs	$185	$184

(1)Under the terms of the lease agreement, the Company is also responsible for certain variable lease payments that are not included in the measurement of the lease liability. Variable lease payments include non-lease components such as common area maintenance fees.

The following information represents supplemental disclosure for the statement of cash flows related to operating leases (in thousands):

	Year Ended December 31,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows under operating leases	$196	$189

The present value assumptions used in calculating the present value of the lease payments for the Company’s operating lease as of December 31, 2021 and December 31, 2020 were as follows:

	December 31,	December 31,
	2021	2020
Weighted-average remaining lease term	1.17 years	2.17 years
Weighted-average discount rate	5.51%	5.51%

8. Long-Term Debt and Other Financings

SVB Loan

On May 7, 2018 (the “Effective Date”), the Company executed the SVB Loan Agreement with SVB. Under the Loan Agreement, upon the Company’s request, SVB made advances (each, a “Term Loan Advance”) available to the Company up to $20.0 million (the “Term Loan”). The Company was allowed to borrow advances under the Term Loan from the Effective Date until the earlier of March 31, 2019 or an event of default (the “Draw Period”). The interest rate was calculated at a rate equal to the greater of (i) 4.75%, or (ii) 0.25% plus the prime rate as reported from time to time in The Wall Street Journal.

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

Both warrants may be exercised on a cashless basis and are exercisable within 10 years from the date of issuance or upon the consummation of certain acquisitions of the Company. As of December 31, 2021, both warrants are outstanding.

In September 2018, the Company borrowed advances of $7.5 million under the Loan Agreement in connection with the Agenus RPA (Note 5). The Company recorded a discount of $0.3 million against the debt, which was being amortized to interest expense over the term of the Term Loan Advance using the effective interest method.

During the year ended December 31, 2019, the Company borrowed advances totaling $9.5 million under the Loan Agreement in connection with the Aronora RPA, Palo RPA and payment of the Aronora Contingent Consideration (Note 5). The Company recorded a discount of $45,000 against the debt, which was being amortized to interest expense over the term of the Term Loan Advance using the effective interest method.

The Company recorded $0.2 million of non-cash interest expense resulting from the amortization of the discount and accretion of the final payment before the loan was extinguished in June 2021 and $0.6 million for the year ended December 31, 2020.

As of December 31, 2020, the carrying value of the debt under the Loan Agreement was $11.8 million. Of this amount, $8.1 million was classified as current portion of long-term debt and $3.7 million was classified as long-term debt on the consolidated balance sheet. In June 2021, the Company paid off its entire outstanding principal balance to SVB. Upon repayment of the principal balance, the Company recognized a loss on extinguishment of $0.3 million in other (expense) income, net of the consolidated statement of operations for the year ended December 31, 2021. As of December 31, 2021, there was no carrying value of the debt under the Loan Agreement.

Novartis Note

In May 2005, the Company executed the Novartis Note Agreement with Novartis, which was due and payable in full in June 2015. Under the Novartis Note Agreement, the Company borrowed semi-annually to fund up to 75% of the Company’s research and development and commercialization costs under its collaboration arrangement with Novartis, not to exceed $50.0 million in aggregate principal amount. Interest on the principal amount of the loan accrued at six-month LIBOR plus 2% and the interest rate reset in June and December annually. Accrued interest was payable semi-annually in

June and December of each year or, at the Company’s election, the semi-annual interest payments could be added to the outstanding principal amount, in lieu of a cash payment, as long as the aggregate principal amount did not exceed $50.0 million. The Company made this election for all interest payments. Loans under the Novartis Note Agreement were secured by the Company’s interest in its collaboration with Novartis, including any payments owed to it thereunder. In June 2021, the Company repaid its outstanding principal balance to Novartis of $9.1 million and extinguished its debt obligation.

On September 30, 2015, concurrent with the execution of a license agreement with Novartis as discussed in Note 4, XOMA and Novartis, who assumed the rights to the note from Novartis Vaccines Diagnostics, Inc. executed an amendment to the Novartis Note Agreement (the “Secured Novartis Note Amendment”) under which the parties extended the maturity date of the note from September 30, 2015 to September 30, 2020, and eliminated the mandatory prepayment previously required to be made with certain proceeds of pre-tax profits and royalties. In addition, upon achievement of a specified development and regulatory milestone, the then-outstanding principal amount of the note was to be reduced by $7.3 million rather than the Company receiving such amount as a cash payment.

On September 22, 2017, in connection with the Gevokizumab License Agreement with Novartis, the Company and Novartis executed an amendment to the Novartis Secured Note Amendment under which the parties further extended the maturity date of the Novartis Secured Note Amendment from September 30, 2020 to September 30, 2022.

On October 21, 2020, the first patient was dosed in Novartis’s first NIS793 Phase 2 clinical trial and the Company earned a $25.0 million milestone pursuant to the Anti-TGFβ Antibody License Agreement, of which $17.7 million was received in cash and $7.3 million was recognized as a reduction to the debt obligation to Novartis.

As of December 31, 2020, the outstanding principal balance under the Novartis Secured Note Amendment was $9.1 million and was included in long-term debt in the accompanying consolidated balance sheet. In June 2021, the Company repaid its entire outstanding debt balance to Novartis. The repayment of principal did not result in any gain or loss on extinguishment. As of December 31, 2021, there was no carrying value of the debt under the Novartis Note Agreement.

Interest Expense

Amortization of debt issuance costs and discounts are included in interest expense. Interest expense in the consolidated statements of operations and comprehensive income for the years ended December 31, 2021 and 2020, relates to the following debt instruments (in thousands):

	Year Ended December 31,
	2021	2020
SVB Loan	$373	$1,365
Novartis Note	88	477
Other	—	2
Total interest expense	$461	$1,844

9. Income Taxes

The Company has pre-tax book income of $15.9 million and $11.8 million for the year ended December 31, 2021 and 2020, respectively.  The Company has $0.1 million income tax expense and $1.5 million income tax benefit for the years ended December 31, 2021 and 2020, respectively.

The provision (benefit) for income taxes, all classified as current, consists of the following (in thousands):

	Year Ended December 31,
	2021	2020
Federal	$91	$(1,501)
State	—	—
Total	$91	$(1,501)

Reconciliation between the tax provision computed at the federal statutory income tax rate and the Company’s actual effective income tax rate is as follows:

	Year Ended December 31,
	2021	2020
Federal tax at statutory rate	21%	21%
Stock compensation and other permanent differences	9%	(6)%
Federal orphan drug credit	(2)%	—%
Tax benefit related to CARES Act	—%	(13)%
Tax benefit related to net operating loss carryforward utilization	(11)%	—%
Valuation allowance	(16)%	(15)%
Total	1%	(13)%

On March 27, 2020, the CARES Act was enacted, which includes a five-year NOL carryback provision which enabled the Company to benefit from certain losses at the former federal tax rate of 34%. In 2020, the Company recorded tax benefits of $1.5 million related to the NOL carryback provision. During the year ended December 31, 2021, the Company received $1.5 million in cash for its income tax receivable.

The significant components of net deferred tax assets at December 31, 2021 and 2020 were as follows (in thousands):

	December 31,
	2021	2020
Capitalized research and development expenses	$7,822	$11,500
Net operating loss carryforwards	17,657	17,638
Research and development and other tax credit carryforwards	13,125	13,454
Stock compensation	4,778	5,158
Unearned revenue	2,817	3,462
Other	807	401
Total deferred tax assets	47,006	51,613
Valuation allowance	(47,006)	(51,613)
Net deferred tax assets	$—	$—

The net decrease in the valuation allowance was $4.6 million and $3.9 million, for the years ended December 31, 2021 and 2020, respectively.

Accounting standards provide for the recognition of deferred tax assets if realization of such assets is more likely than not. Based upon the weight of available evidence, which includes the Company’s four sources of taxable income including historical operating performance and the repeal of NOL carryback, the Company has determined that total deferred tax assets should be fully offset by a valuation allowance.

Based on an analysis under Section 382 of the Internal Revenue Code (which subjects the amount of pre-change NOLs and certain other pre-change tax attributes that can be utilized to annual limitations), the Company experienced an ownership change in February 2017 which substantially limits the future use of its pre-change NOLs and certain other pre-change tax attributes per year. The Company has excluded the related tax attributes that will expire as a result of the annual limitations in the deferred tax assets as of December 31, 2021 and December 31, 2020. To the extent that the Company does not utilize its carryforwards within the applicable statutory carryforward periods, either because of Section 382 limitations or the lack of sufficient taxable income, the carryforwards will expire unused.

As of December 31, 2021, the Company had federal NOL carry-forwards of approximately $78.8 million and state NOL carry-forwards of approximately $38.1 million to offset future taxable income. $13.6 million of federal NOL carryforwards will begin to expire in 2036 and the remainder may be carried forward indefinitely. The state NOL carryforwards will begin to expire in 2033. The Company had federal orphan credit of $2.0 million which if not utilized will expire in 2037. The Company also had $19.8 million of California research and development tax credits which have no expiration date.

Under the 2017 federal income tax law, as modified by the federal tax law changes enacted in March 2020, federal NOLs incurred in tax years beginning after December 31, 2017 may be carried forward indefinitely, but, for taxable years beginning after December 31, 2020, the deductibility of such federal NOLs may only be utilized to offset 80% of taxable income annually.

The Company files income tax returns in the U.S. federal jurisdiction and various states. The Company’s federal income tax returns for tax years 2018 and beyond remain subject to examination by the Internal Revenue Service. The Company’s state income tax returns for tax years 2017 and beyond remain subject to examination by state tax authorities. In addition, all of the NOLs and research and development credit carryforwards that may be used in future years are still subject to adjustment.

The following table summarizes the Company’s activity related to its unrecognized tax benefits (in thousands):

	Year Ended December 31,
	2021	2020
Balance at January 1	$5,938	$5,517
Increase related to current year tax position	—	—
Increase related to prior year tax position	—	421
Balance at December 31	$5,938	$5,938

As of December 31, 2021, the Company had a total of $5.9 million of gross unrecognized tax benefits, none of which would affect the effective tax rate upon realization as the Company currently has a full valuation allowance against its deferred tax assets. The reversal of related deferred tax assets will be offset by a valuation allowance, should any of these uncertain tax positions be favorably settled in the future.

The Company does not expect its unrecognized tax benefits to change significantly over the next twelve months. The Company will recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. Through December 31, 2021, the Company has not accrued interest or penalties related to uncertain tax positions.

10. Stock Based Compensation

The Company may grant qualified and non-qualified stock options, common stock and other stock-based awards under various plans to directors, officers, employees and other individuals. Stock options are granted at exercise prices of not less than the fair market value of the Company’s common stock on the date of grant. Additionally, the Company has an ESPP that allows employees to purchase Company shares at a purchase price equal to 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the last day of the offering period.

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

In February 2017, the Compensation Committee and the Board of Directors adopted, and in May 2017, the Company’s stockholders approved, an amendment to the Company’s 2015 ESPP. The amendment (a) increased by 250,000 the shares of common stock (from 15,000 shares to a total of 265,000 shares) available for issuance under the 2015 ESPP; and (b) increased the maximum number of shares of common stock an employee may purchase in any offering period to 2,500. As of December 31, 2021, the Company had 237,072 remaining authorized shares available for purchase under the ESPP.

During the years ended December 31, 2021 and 2020, employees purchased 2,225 and 2,746 shares of common stock, respectively, under the 2015 ESPP.

Deferred Savings Plan

Under section 401(k) of the Internal Revenue Code of 1986, the Board of Directors adopted, effective June 1, 1987, a tax-qualified deferred compensation plan for employees of the Company. Participants may make contributions which defer up to 50%of their eligible compensation per payroll period, up to a maximum for 2021 and 2020 of $19,500 (or $26,000 for employees over 50 years of age). The Company may, at its sole discretion, make contributions each plan year, in cash or in shares of the Company’s common stock, in amounts which match up to 50% of the salary deferred by the participants. The expense related to these contributions was $0.1 million for the years ended December 31, 2021 and December 31, 2020, and 100% was paid in common stock for each year. The Company applies shares from plan forfeitures of terminated employees toward the Company’s matching contribution.

Stock Option Plans

In May 2010, the Compensation Committee and Board of Directors adopted, and in July 2010 the Company’s stockholders approved the 2010 Plan. The 2010 Plan was amended in 2016, 2017 and 2019 to (a) increase the number of shares of common stock issuable under the 2010 Plan; (b) increase the number of shares of common stock issuable under the 2010 Plan as incentive stock options; and (c) extend the term of the 2010 Plan to April 1, 2029. As of December 31, 2021, the number of shares of common stock reserved for issuance under the 2010 Plan is 3,029,062 shares.

From the 2010 Plan, the Company grants stock options to eligible employees, consultants and directors. Stock-based awards granted under the 2010 Plan may be exercised when vested and generally expire ten years from the date of the grant or three to six months from the date of termination of employment (longer in case of death or certain retirements).

As of December 31, 2021, the Company had 161,140 shares available for grant under the 2010 Plan. As of December 31, 2021, options to purchase 1,911,177 shares of common stock were outstanding under the 2010 Plan.

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

Stock Option Plans Summary

The following table summarizes the Company’s stock option activity for the year ended December 31, 2021.

	As of December 31, 2021
		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Contractual	Intrinsic
	Number of	Price	Term	Value
	shares	Per Share	(in years)	(in thousands)
Outstanding at January 1, 2021	1,827,906	$20.66	6.31	$51,401
Granted	325,211	32.02
Exercised	(77,305)	13.61
Forfeited, expired or cancelled	(164,635)	46.59
Outstanding at December 31, 2021	1,911,177	$20.64	6.33	$15,103
Exercisable at December 31, 2021	1,553,696	$18.75	5.69	$14,894

The aggregate intrinsic value of stock options exercised in 2021 and 2020 was $1.6 million and $5.4 million, respectively.

The weighted-average grant-date fair value per share of the options granted in 2021 and 2020 was $22.23 and $18.41, respectively.

As of December 31, 2021, $4.1 million of total unrecognized compensation expense related to stock options is expected to be recognized over a weighted average period of 2.21 years.

Stock-based Compensation Expense

The fair value of stock options granted during the years ended December 31, 2021 and 2020, was estimated based on the following weighted average assumptions for:

	Year Ended December 31,
	2021	2020
Dividend yield	0%	0%
Expected volatility	83%	100%
Risk-free interest rate	0.95%	0.72%
Expected term	5.66 years	5.64 years

The following table shows total stock-based compensation expense for stock options and ESPP in the consolidated statements of operations and comprehensive income (in thousands):

	Year Ended December 31,
	2021	2020
Research and development	$—	$—
General and administrative	6,195	3,961
Total stock-based compensation expense	$6,195	$3,961

11. Net Income Per Share Attributable to Common Stockholders

Potentially dilutive securities are excluded from the calculation of diluted net income per share attributable to common stockholders if their inclusion is anti-dilutive.

The following table shows the weighted-average outstanding securities considered anti-dilutive and therefore excluded from the computation of diluted net income per share attributable to common stockholders (in thousands):

	Year Ended December 31,
	2021	2020
Convertible preferred stock	—	—
Common stock options	479	616
Warrants for common stock	—	6
Total	479	622

The following is a reconciliation of the numerator (net income) and denominator (number of shares) used in the calculation of basic and diluted net income per share attributable to common stockholders (in thousands):

	Year Ended December 31,
	2021	2020
Numerator
Net income	$15,798	$13,298
Less: Series A accumulated dividends	(2,122)	(88)
Less: Series B accumulated dividends	(2,438)	—
Less: Allocation of undistributed earnings to participating securities	(3,451)	(4,417)
Net income available to common stockholders, basic	$7,787	$8,793
Add: Adjustments to undistributed earnings allocated to participating securities	181	217
Net income available to common stockholders, diluted	$7,968	$9,010

Denominator
Weighted average shares used in computing basic net income per share available to common stockholders	11,288	10,674
Effect of dilutive stock options	900	824
Effect of dilutive warrants	4	5
Weighted average shares used in computing diluted net income per share available to common stockholders	12,192	11,503
Basic net income per share available to common stockholders	$0.69	$0.82
Diluted net income per share of common stock	$0.65	$0.78

12. Capital Stock

Series X and Series Y Convertible Preferred Stock

The Company sold directly to BVF 5,003 shares of Series X convertible preferred stock in 2017 and 1,252.772 shares of Series Y convertible preferred stock in 2018. There were no shares of Series Y convertible preferred stock outstanding as of December 31, 2021, after BVF converted all Series Y preferred stock into common stock on April 15, 2020.

As of December 31, 2021 and 2020, there were 5,003 shares authorized and issued of Series X convertible preferred stock.

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

Conversion— Each share of Series X and Series Y is convertible into 1,000 shares of registered common stock based on a conversion price of $4.03 per share and $13.00 per share of common stock respectively.

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

Mr. Matthew Perry, a member of the Company’s Board of Directors and President of BVF, purchased 200,000 shares of Series A Preferred Stock in the public offering at the public offering price of $25.00 per share for an aggregate amount of $5.0 million. The spouse of James Neal, the Company’s Chief Executive Officer and Chairman of the Board of Directors, purchased 8,000 shares of the Series A Preferred Stock in the public offering at the public offering price of $25.00 per share for an aggregate amount of $0.2 million.

As of December 31, 2021 and 2020, there were 984,000 shares authorized and issued of Series A Preferred Stock.

The Series A preferred stock have the following characteristics, which are set forth in the Certificates of Designation of Preferences, Rights and Limitations filed with the Delaware Secretary of State.

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

Depositary Shares Representing Interest in Series B Preferred Stock

On April 9, 2021, the Company sold 1,600,000 Series B Depositary Shares, at the price of $25.00 per Series B Depositary Share, through a public offering for aggregate gross proceeds of $40.0 million. Total offering costs of $2.9 million were offset against the proceeds from the sale of Series B Depositary Shares, for net proceeds of $37.1 million.

The spouse of James Neal, the Chief Executive Officer and Chairman of the Board of Directors, purchased 8,000 shares of the Series B Depositary Shares in the public offering at the public offering price of $25.00 per share for an aggregate amount of $0.2 million.

As of December 31, 2021, there were 3,600 shares authorized and 1,600 issued of Series B Preferred Stock.

The Series B Preferred Stock has the following characteristics, which are set forth in the Certificate of Designation of 8.375% Series B Cumulative Perpetual Preferred Stock, as corrected, filed with the Delaware Secretary of State.

Dividends— Holders of Series B Preferred Stock shall be entitled to receive cash dividends, when and if declared by the Board of Directors at the rate of 8.375% per annum of the $25,000.00 liquidation preference per share, which equals

$2,093.75 per share each year. Such dividends shall be payable quarterly in arrears on or about the 15th calendar day of each January, April, July and October commencing on or about July 15, 2021. The dividends will accumulate and be cumulative from, and including, the date of original issue of the Series B Preferred Stock, on the basis of a 360-day year consisting of twelve 30-day months. Dividends will be payable to holders of record as they appear in the stockholder records of the Company (or the depositary in the case of Series B Depositary Shares representing underlying Series B Preferred Stock) at the close of business on the applicable dividend record date.

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

Dividends

During the year ended December 31, 2021, the Company’s Board of Directors declared and paid cash dividends on the Company’s Series A Preferred Stock and Series B Depositary shares as follows.

	Series A Preferred Stock	Series B Depositary Share
	Cash Dividend Declared	Cash Dividend Declared
Dividend Declaration Date	($ per share)	($ per share)	Dividend Payment Date
March 17, 2021	$0.71875	$ N/A (1)	April 15, 2021
May 21, 2021	$0.53906	$0.55833	July 15, 2021
July 28, 2021	$0.53906	$0.52344	October 15, 2021
October 20, 2021	$0.53906	$0.52344	January 18, 2022
(1)	The Company sold 1,600,000 Series B Depositary Shares on April 9, 2021. As such, the first dividend was declared on May 21, 2021.

As of December 31, 2021, the Company held restricted cash of $2.0 million in a segregated account that may only be used to pay dividends on the Series A and Series B Preferred Stock.

BVF Ownership

In February 2020, BVF elected to increase the beneficial ownership limitation of the Series Y preferred stock to 50%, which became effective on April 11, 2020. On April 15, 2020, BVF converted all of its shares of Series Y preferred stock into common stock. As of December 31, 2021, BVF owned approximately 31.2% of the Company’s total outstanding shares of common stock, and if all the Series X convertible preferred shares were converted, BVF would own 52.3% of the Company’s total outstanding shares of common stock. The Company’s Series A Preferred Stock becomes convertible upon the occurrence of specific events and as of December 31, 2021, the contingency was not met, therefore the Series A Preferred Stock is not included in the as-converted ownership calculation. Due to its significant equity ownership, BVF is considered a related party of the Company.

2018 Common Stock ATM Agreement

On December 18, 2018, the Company entered into the 2018 Common Stock ATM Agreement with HCW, under which the Company may offer and sell from time to time at its sole discretion shares of its common stock through HCW as its sales agent, in an aggregate amount not to exceed $30.0 million. HCW may sell the shares by any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 of the Securities Act, and will use its commercially reasonable efforts consistent with its normal trading and sales practices to sell the shares up to the amount specified. The Company will pay HCW a commission of up to 3% of the gross proceeds of any shares of common stock sold under the 2018 Common Stock ATM Agreement. On March 10, 2021, the Company amended the 2018 Common Stock ATM Agreement with HCW to increase the aggregate amount of shares of its common stock that it could sell through HCW as its sales agent to $50.0 million. No shares have been sold under the 2018 Common Stock ATM Agreement since the agreement was executed.

2021 Series B Preferred Stock ATM Agreement

On August 5, 2021, the Company entered into the 2021 Series B Preferred Stock ATM Agreement with B. Riley, under which the Company may offer and sell from time to time, at its sole discretion, through or to B. Riley, as agent or principal an aggregate amount not to exceed $50.0 million of its Series B Depositary Shares. B. Riley may sell the shares by any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 of the Securities Act, and will use its commercially reasonable efforts consistent with its normal trading and sales practices to sell the shares up to the amount specified. The Company will pay B. Riley a commission of up to 3% of the gross proceeds of any Series B Depositary Shares sold under the 2021 Series B Preferred Stock ATM Agreement. No shares have been sold under the 2021 Series B Preferred Stock ATM Agreement since the agreement was executed.

Common Stock Warrants

As of December 31, 2021 and 2020, the following common stock warrants were outstanding:

			Exercise Price	December 31,	December 31,
Issuance Date	Expiration Date	Balance Sheet Classification	per Share	2021	2020
February 2016	February 2021	Stockholders’ equity	$15.40	—	8,249
May 2018	May 2028	Stockholders’ equity	$23.69	6,332	6,332
March 2019	March 2029	Stockholders’ equity	$14.71	4,845	4,845
				11,177	19,426

In February 2016, in conjunction with services provided by a third-party consultant, the Company issued a warrant to purchase up to an aggregate of 8,249 unregistered shares of the Company’s common stock at an exercise price equal to $15.40 per share. The warrant was exercisable immediately and had a five-year term expiring in February 2021. As of December 31, 2020, the estimated fair value of the warrant of $0.1 million was calculated using the Black-Scholes Model and was classified in stockholders’ equity on the consolidated balance sheet. In February 2021, the Company issued 4,917 shares of common stock upon a cashless exercise of the common stock warrants held by Torreya Partners LLC. There is no balance of these warrants on the consolidated balance sheet as of December 31, 2021.

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

In March 2019, the Loan Agreement was amended to extend the Draw Period from March 31, 2019 to March 31, 2020. In connection with the amendment, the Company issued a second warrant to SVB which is exercisable in whole or in part for up to an aggregate of 4,845 shares of common stock with an exercise price of $14.71 per share. The second warrant may be exercised on a cashless basis and is exercisable within 10 years from the date of issuance or upon the consummation of certain acquisitions of the Company. The fair value of the second warrant issued to SVB was determined using the Black-Scholes Model and was estimated to be $0.1 million. As of December 31, 2021, both warrants are outstanding and no shares have been issued upon exercise of the warrants.

13. Commitments and Contingencies

Collaborative Agreements, Royalties and Milestone Payments

The Company has committed to make potential future milestone payments and legal fees to third parties as part of licensing and development programs. Payments under these agreements become due and payable only upon the achievement of certain developmental, regulatory and commercial milestones by the Company’s licensees. Because it is uncertain if and when these milestones will be achieved, such contingencies, aggregating up to $6.3 million (assuming one product per contract meets all milestones events) have not been recorded on the accompanying consolidated balance sheets. The Company is unable to determine precisely when and if payment obligations under the agreements will become due as these obligations are based on milestone events, the achievement of which is subject to a significant number of risks and uncertainties.

Contingent Consideration

Pursuant to the Company’s royalty and commercial payment purchase agreements with Bioasis, Aronora, Kuros and Affitech, the Company has committed to pay the Bioasis Contingent Consideration, the Aronora Royalty Milestones, the Kuros Sales Milestones and the Affitech regulatory and sales milestones. The Company recorded $0.1 million and $8.0 million for the Bioasis Contingent Consideration and the Affitech Regulatory Milestones, respectively, which, represents the estimated fair value of these potential future payments at the inception of the respective agreements. The contingent consideration is remeasured at fair value at each reporting period, with changes in fair value recorded in other (expense) income, net. As of December 31, 2021, there were no changes in the estimated fair value of the Bioasis Contingent Consideration and the Affitech Sales Milestones from the initial value. The liability for future Aronora Royalty Milestones, Kuros Sales Milestones and Affitech Sales Milestones will be recorded when the amounts, by product, are estimable and probable. As of December 31, 2021, none of these Aronora Royalty Milestones, Kuros Sales Milestones or Affitech Sales Milestones were assessed to be probable and as such, no liability was recorded on the consolidated balance sheet.

14. Concentration of Risk, Segment and Geographic Information

Concentration of Risk

Cash and receivables are financial instruments which potentially subject the Company to concentrations of credit risk, as well as liquidity risk.

The Company has not experienced any significant credit losses and does not generally require collateral on receivables. For the year ended December 31, 2021, one partner represented 92% of total revenues. For the year ended December 31, 2020, one partner represented 85% of total revenues. As of December 31, 2021 and 2020, one partner represented 100% of the trade receivables balance.

Segment Information

The Company has determined that it operates in one business segment as it only reports operating results on an aggregate basis to the chief operating decision maker of the Company.

Geographic Information

Revenue attributed to the following geographic regions was as follows (in thousands) based on the location of the licensees:

	Year Ended December 31,
	2021	2020
Europe	$35,000	$25,010
United States	2,610	1,275
Asia Pacific	550	3,100
Total	$38,160	$29,385

The Company’s property and equipment is held in the United States.

15. Subsequent Events

On January 28, 2022, Genentech, a member of the Roche group, received approval from the FDA to commercialize faricimab (faricimab-svoa) for the treatment of wet, or neovascular, age-related macular degeneration and diabetic macular edema. Upon approval, the Company became eligible to receive a 0.5% commercial payment stream on net sales associated with faricimab for a ten-year period following its first commercial sale in the United States.  The Company acquired this interest under the Affitech CPPA, pursuant to which, the Company paid Affitech a $5.0 million milestone tied to these U.S. marketing approvals. The Company may pay up to an additional $15.0 million to Affitech based on the achievement of certain regulatory approval and sales milestones.

In January 2022, Rezolute dosed the last patient in its Phase 2b clinical trial for RZ358, which triggered a $2.0 million milestone payment due to XOMA pursuant to the Company’s Rezolute License Agreement.