Form 10-Q
period 2022-03-31
XOMA Corp
filed 2022-05-05
CIK 791908

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 2, 2022, the registrant had 11,420,935 shares of common stock, $0.0075 par value per share, outstanding.

XOMA CORPORATION

FORM 10-Q

GLOSSARY OF TERMS AND ABBREVIATIONS

Abbreviations	Definition
2018 Common Stock ATM Agreement	At The Market Issuance Sales Agreement with HCW dated December 18, 2018
2021 Series B Preferred Stock ATM Agreement	At The Market Issuance Sales Agreement with B. Riley dated August 5, 2021
‘40 Act	Investment Company Act of 1940
ACA	The Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010
Affimed	Affimed N.V.
Affitech	Affitech Research AS
Affitech CPPA	the Company's Commercial Payment Purchase Agreement with Affitech dated October 6, 2021
Agenus	Agenus, Inc. and certain affiliates
Agenus RPA	the Company's Royalty Purchase Agreement with Agenus dated September 20, 2018
Anti-TGFβ Antibody License Agreement	the Company's License Agreement with Novartis dated September 30, 2015
Aronora	Aronora, Inc.
Aronora RPA	the Company's Royalty Purchase Agreement with Aronora dated April 7, 2019
AstraZeneca	AstraZeneca plc
ASC	Accounting Standards Codification
ASC 606	ASC Topic 606, Revenue from Contracts with Customers
Bayer	Bayer Pharma AG
Bioasis	Bioasis Technologies, Inc. and certain affiliates
Bioasis RPA	the Company's Royalty Purchase Agreement with Bioasis dated February 25, 2019
BLA	Biologic License Application
Black-Scholes Model	Black-Scholes Option Pricing Model
B. Riley	B. Riley Securities, Inc.
BVF	Biotechnology Value Fund, L.P.
CCPA	California Consumer Privacy Act of 2018, collectively the Act and its regulations
CARES	Coronavirus Aid, Relief, and Economic Security
cGMP	current Good Manufacturing Processes
Chiesi	Chiesi Farmaceutici S.p.A.
Chiron	Chiron Corporation
Chiron Collaboration Agreement	the Company's Collaboration Agreement with Chiron dated February 27, 2004, as amended in May 2005, July 2008 and September 2015
Company	XOMA Corporation, including subsidiaries
CPPA	Commercial Payment Purchase Agreement
CPRA	California Privacy Rights Act
EMA	European Medicines Agency
ESPP	2015 Employee Stock Purchase Plan, as amended
EU	European Union
FCPA	U.S. Foreign Corrupt Practices Act of 1977, as amended
FDA	U.S. Food and Drug Administration
GAAP	Generally accepted accounting principles
G&A	General and administrative
GDPR	General Data Protection Regulation
Gevokizumab License Agreement	the Company's License Agreement with Novartis dated August 24, 2017
HCRP	Healthcare Royalty Partners II, L.P.

HCW	H.C. Wainwright & Co., LLC
HIPAA	Federal Health Insurance Portability and Accountability Act of 1996
ICE®	Innate cell engager
Janssen	Janssen Biotech, Inc.
Kuros	Kuros Biosciences AG, Kuros US LLC and Kuros Royalty Fund (US) LLC, collectively
Kuros RPA	the Company's Royalty Purchase Agreement with Kuros dated July 14, 2021
Merck	Merck Sharp & Dohme Corp
NDA	New Drug Application
NOL	net operating loss
Novartis	Novartis Pharma AG, Novartis International Pharmaceutical Ltd., Novartis Institutes for Biomedical Research, Inc. and/or Novartis Vaccines and Diagnostics, Inc.
Novartis Note Agreement	the secured note agreement with Novartis (previously Chiron) dated May 26, 2005, as amended
Novartis Note	the note with Novartis pursuant to the Novartis Note Agreement
Ology Bioservices	Ology Bioservices Inc. (formerly Nanotherapeutics Inc., now a wholly owned subsidiary of National Resilience, Inc.)
Palo	Palobiofarma, S.L.
Palo RPA	the Company's Royalty Purchase Agreement with Palo dated September 26, 2019
Pfizer	Pfizer, Inc.
R&D	Research and development
Retention Plan	Retention and Severance Plan dated March 31, 2022
Rezolute	Rezolute, Inc., formerly Antria Bio
Rezolute License Agreement	the Company's License Agreement with Rezolute dated December 6, 2017, as amended in March 2018, January 2019 and March 2020
RPA	Royalty Purchase Agreement
Roche	F. Hoffmann-La Roche AG
SEC	U.S. Securities and Exchange Commission
Second Bioasis RPA	the Company's Royalty Purchase Agreement with Bioasis dated November 2, 2020
Series A Preferred Stock	the 8.625% Series A cumulative, perpetual preferred stock issued in December 2020
Series B Preferred Stock	the 8.375% Series B cumulative, perpetual preferred stock issued in April 2021
Series A and Series B Preferred Stock	Series A Preferred Stock and Series B Preferred Stock, collectively
Series B Depositary Shares	the depositary shares, each representing 1/1000th interest in a share of Series B Preferred Stock
SOX	Sarbanes-Oxley Act of 2002
SVB	Silicon Valley Bank
SVB Loan Agreement	the loan and security agreement with SVB dated May 7, 2018, as amended
SVB Loan	the loan with SVB pursuant to the SVB Loan Agreement
Takeda	Takeda Pharmaceutical Company Limited
Takeda Collaboration Agreement	the Company's Collaboration Agreement with Takeda dated November 1, 2006, as amended in February 2007 and February 2009
Viracta	Viracta Therapeutics, Inc.
Viracta RPA	the Company's Royalty Purchase Agreement with Viracta dated March 22, 2021
XOMA	XOMA Corporation, a Delaware corporation, including subsidiaries

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

XOMA CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	March 31,	December 31,
	2022	2021
	(unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$87,796	$93,328
Restricted cash	837	2,049
Short-term equity securities	547	774
Trade and other receivables, net	25	209
Prepaid expenses and other current assets	409	613
Total current assets	89,614	96,973
Property and equipment, net	12	13
Operating lease right-of-use assets	158	200
Long-term royalty and commercial payment receivables	69,075	69,075
Other assets - long term	301	301
Total assets	$159,160	$166,562

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$787	$1,072
Accrued and other liabilities	855	525
Income taxes payable	—	91
Contingent consideration under RPAs and CPPAs	3,075	8,075
Operating lease liabilities	182	195
Unearned revenue recognized under units-of-revenue method	1,623	1,641
Preferred stock dividend accrual	1,368	1,368
Total current liabilities	7,890	12,967
Unearned revenue recognized under units-of-revenue method – long-term	11,346	11,685
Long-term operating lease liabilities	—	34
Total liabilities	19,236	24,686

Commitments and Contingencies (Note 9)

Stockholders’ equity:
Preferred Stock, $0.05 par value, 1,000,000 shares authorized:
8.625% Series A cumulative, perpetual preferred stock, 984,000 shares issued and outstanding at March 31, 2022 and December 31, 2021	49	49
8.375% Series B cumulative, perpetual preferred stock, 1,600 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	—	—
Convertible preferred stock, 5,003 shares issued and outstanding at March 31, 2022 and December 31, 2021	—	—
Common stock, $0.0075 par value, 277,333,332 shares authorized, 11,409,935 and 11,315,263 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	86	85
Additional paid-in capital	1,307,357	1,307,030
Accumulated deficit	(1,167,568)	(1,165,288)
Total stockholders’ equity	139,924	141,876
Total liabilities and stockholders’ equity	$159,160	$166,562

The accompanying notes are an integral part of these condensed consolidated financial statements.

(Note 1) The consolidated balance sheet as of December 31, 2021, has been derived from the audited consolidated financial statements as of that date included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

XOMA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

(in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2022	2021
Revenues:
Revenue from contracts with customers	$2,750	$19
Revenue recognized under units-of-revenue method	357	356
Total revenues	3,107	375

Operating expenses:
Research and development	56	61
General and administrative	5,116	6,741
Total operating expenses	5,172	6,802

Loss from operations	(2,065)	(6,427)

Other (expense) income, net:
Interest expense	—	(289)
Other (expense) income, net	(215)	(657)
Net loss and comprehensive loss	$(2,280)	$(7,373)
Less: accumulated dividends on Series A and Series B preferred stock	(1,368)	(530)
Net loss available to common stockholders, basic and diluted	$(3,648)	$(7,903)
Basic and diluted net loss per share available to common stockholders	$(0.32)	$(0.70)
Weighted average shares used in computing basic and diluted net loss per share available to common stockholders	11,330	11,240

The accompanying notes are an integral part of these condensed consolidated financial statements.

XOMA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands)

	Series A		Series B		Convertible				Additional		Total
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2021	984	$49	2	$—	5	$—	11,315	$85	$1,307,030	$(1,165,288)	$141,876
Exercise of stock options	—	—	—	—	—	—	91	1	632	—	633
Issuance of common stock related to 401(k) contribution	—	—	—	—	—	—	4	—	85	—	85
Stock-based compensation expense	—	—	—	—	—	—	—	—	978	—	978
Preferred stock dividends	—	—	—	—	—	—	—	—	(1,368)	—	(1,368)
Net loss and comprehensive loss	—	—	—	—	—	—	—	—	—	(2,280)	(2,280)
Balance, March 31, 2022	984	$49	2	$—	5	$—	11,410	$86	$1,307,357	$(1,167,568)	$139,924

	Series A		Convertible				Additional		Total
	Preferred Stock		Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2020	984	$49	5	$—	11,229	$84	$1,267,377	$(1,181,086)	$86,424
Exercise of stock options	—	—	—	—	24	—	388	—	388
Exercise of common stock warrants	—	—	—	—	5	—	—	—	—
Issuance of common stock related to 401(k) contribution	—	—	—	—	2	—	90	—	90
Stock-based compensation expense	—	—	—	—	—	—	2,898	—	2,898
Preferred stock dividends	—	—	—	—	—	—	(707)	—	(707)
Net loss and comprehensive loss	—	—	—	—	—	—	—	(7,373)	(7,373)
Balance, March 31, 2021	984	$49	5	$—	11,260	$84	$1,270,046	$(1,188,459)	$81,720

The accompanying notes are an integral part of these condensed consolidated financial statements.

XOMA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(2,280)	$(7,373)
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	978	2,898
Common stock contribution to 401(k)	85	90
Depreciation	2	2
Amortization of debt issuance costs, debt discount and final payment on debt	—	127
Non-cash lease expense	42	39
Change in fair value of equity securities	227	672
Changes in assets and liabilities:
Trade and other receivables, net	184	183
Income tax receivable	—	1,526
Prepaid expenses and other assets	204	225
Accounts payable and accrued liabilities	45	1,046
Income taxes payable	(91)	—
Operating lease liabilities	(48)	(44)
Unearned revenue recognized under units-of-revenue method	(357)	(356)
Other liabilities	—	51
Net cash used in operating activities	(1,009)	(914)

Cash flows from investing activities:
Payment of contingent consideration under RPAs and CPPAs	(5,000)	—
Payments related to purchase of royalty rights and other commercial payment rights	—	(13,500)
Net cash used in investing activities	(5,000)	(13,500)

Cash flows from financing activities:
Proceeds from exercise of options	1,606	508
Taxes paid related to net share settlement of equity awards	(973)	(119)
Payment of preferred stock dividends	(1,368)	—
Principal payments – debt	—	(2,125)
Payment of preferred and common stock issuance costs	—	(264)
Net cash used in financing activities	(735)	(2,000)

Net decrease in cash and cash equivalents	(6,744)	(16,414)
Cash and restricted cash at the beginning of the period	95,377	86,364
Cash, cash equivalents and restricted cash at the end of the period	$88,633	$69,950

Supplemental Cash Flow Information:
Cash paid for taxes	$95	$—
Cash paid for interest	$—	$120
Non-cash investing and financing activities:
Preferred stock dividend accrual	$1,368	$707
Accrued cost related to issuance of common stock	$—	$87
Accrued cost related to issuance of preferred stock	$—	$81

The accompanying notes are an integral part of these condensed consolidated financial statements.

XOMA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Description of Business

XOMA, a Delaware corporation, is a biotech royalty aggregator with a sizable portfolio of economic rights to future potential milestone and royalty payments associated with partnered pre-commercial therapeutic candidates. The Company’s portfolio was built through licensing its proprietary products and platforms from its legacy discovery and development business, combined with the acquisition of rights to future milestones and royalties that the Company has made since the royalty aggregator business model was implemented in 2017. The Company’s drug royalty aggregator business is focused on early to mid-stage clinical assets primarily in Phase 1 and 2 with significant commercial sales potential that are licensed to large-cap partners. The Company expects that most of its future revenue will be based on payments the Company may receive for milestones and royalties related to these programs.

Liquidity and Financial Condition

The Company has incurred significant operating losses and negative cash flows from operations since its inception. As of March 31, 2022, the Company had unrestricted cash and cash equivalents and restricted cash of $87.8 million and $0.8 million, respectively. The restricted cash balance may only be used to pay dividends on the outstanding Series A and Series B Preferred Stock (Note 11). Based on the Company’s current cash balance and its ability to control discretionary spending, such as royalty acquisitions, the Company has evaluated and concluded its financial condition is sufficient to fund its planned operations and commitments and contractual obligations for a period of at least one year following the date that these condensed consolidated financial statements are issued.

2. Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions among consolidated entities were eliminated upon consolidation. The unaudited condensed consolidated financial statements were prepared in accordance with GAAP in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. As permitted under those rules certain footnotes or other financial information can be condensed or omitted. These financial statements and related disclosures have been prepared with the assumption that users of the interim financial information have read or have access to the audited consolidated financial statements for the preceding fiscal year. Accordingly, these statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 8, 2022.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures. On an ongoing basis, management evaluates its estimates including, but not limited to, those related to revenue recognition, revenue recognized under the units-of-revenue method, long-term royalty and commercial payment receivables, equity securities, legal contingencies, contingent consideration and stock-based compensation. The Company bases its estimates on historical experience and on various other market-specific and other relevant assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

Actual results may differ significantly from these estimates, such as the Company’s amortization of the payments received from HCRP. Under the contracts with HCRP, the amortization for the reporting period is calculated based on the payments expected to be made by the licensees to HCRP over the term of the arrangement. Any changes to the estimated payments by the licensees to HCRP can result in a material adjustment to revenue previously reported.

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

Cash, Cash Equivalents and Restricted Cash

Cash consists of bank deposits held in business checking and interest-bearing deposit accounts. As of March 31, 2022, the Company had cash equivalent balances of $30.0 million, defined as highly liquid financial instruments purchased with original maturities of three months or less. As of December 31, 2021, the Company did not have any cash equivalent balances.

Restricted cash consists of bank deposits held to pay dividends on the Company’s Series A and Series B Preferred Stock.

The Company maintains cash and restricted cash balances at commercial banks. Balances commonly exceed the amount insured by the Federal Deposit Insurance Corporation. The Company has not experienced any losses in such accounts, and management believes that the Company is not exposed to any significant credit risk with respect to such cash and restricted cash.

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same amounts shown in the condensed consolidated statements of cash flows (in thousands):

	Three Months Ended March 31,	Year ended December 31,
	2022	2021

Cash and cash equivalents	$87,796	$93,328
Restricted cash	837	2,049
Total cash, cash equivalents and restricted cash	$88,633	$95,377

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

Sale of Future Revenue Streams

The Company has sold its rights to receive certain milestones and royalties on product sales. In the circumstance where the Company has sold its rights to future milestones and royalties under a license agreement and also maintains limited continuing involvement in the arrangement (but not significant continuing involvement in the generation of the cash flows that are due to the purchaser), the Company defers recognition of the proceeds it receives for the sale of milestone or royalty streams and recognizes such unearned revenue as revenue under the units-of-revenue method over the life of the underlying license agreement. Under the units-of-revenue method, amortization for a reporting period is calculated by computing a ratio of the proceeds received from the purchaser to the total payments expected to be made to the purchaser over the term of the agreement, and then applying that ratio to the period’s cash payment.

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

In October 2020, Rezolute completed a 1:50 reverse stock split of its common shares and started trading on the Nasdaq Stock Market. As a result, the Company’s number of shares of Rezolute common stock was reduced from 8,093,010 shares (pre reverse-split shares) to 161,861 shares (post reverse-split shares). All subsequent disclosures of Rezolute share numbers are presented on a post reverse-split basis.

Purchase of Rights to Future Milestones, Royalties and Commercial Payments

The Company has purchased rights to receive a portion of certain future developmental, regulatory and commercial sales milestones, royalties and option fees on sales of products currently in clinical development. The

Company acquired such rights from various entities and recorded the amount paid for these rights as long-term royalty receivables (Note 5). In addition, the Company may be obligated to make contingent payments related to certain product development milestones, fees upon exercise of options related to future license products and sales-based milestones. The contingent payments are evaluated whether they are freestanding instruments or embedded derivatives. If the contingent payments fall within the scope of ASC 815, the contingent payments are measured at fair value at the inception of the arrangement, and subject to remeasurement to fair value each reporting period. Any changes in the estimated fair value are recorded in the condensed consolidated statement of operations and comprehensive loss.

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

The Company reviews public information on clinical trials, press releases and updates from its partners regularly to identify any impairment indicators or changes in expected recoverability of the long-term royalty receivable asset. If an impairment indicator is identified, and the Company determines expected future cash flows discounted to the current period are less than the carrying value of the asset, the Company will record impairment. The impairment will be recognized by reducing the financial asset to an amount that represents the present value of the most recent estimate of future cash flows. No impairment indicators were identified, and no impairment was recorded as of March 31, 2022 and December 31, 2021.

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

Concentration of Risk

Cash, cash equivalents and receivables are financial instruments which potentially subject the Company to concentrations of credit risk, as well as liquidity risk.

The Company monitors the creditworthiness of its customers to which it grants credit terms in the normal course of business but does not generally require collateral on receivables. For the three months ended March 31, 2022, three partners represented 64%, 24% and 11% of total revenues. For the three months ended March 31, 2021, one partner represented 95% of total revenues. As of December 31, 2021, one partner represented 100% of the trade receivables, net balance. As of March 31, 2022, the Company had no trade receivables, net balance.

Comprehensive Loss

Comprehensive loss is comprised of two components: net loss and other comprehensive loss. Other comprehensive loss refers to gains and losses that under U.S. GAAP are recorded as an element of stockholders’ equity but are excluded from net loss. The Company did not record any transactions within other comprehensive loss in the periods presented and, therefore, the net loss and comprehensive loss were the same for all periods presented.

Accounting Pronouncements Recently Adopted

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—

Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options. The amendments in ASU No. 2021-04 provide guidance to clarify and reduce diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (for example, warrants) that remain equity classified after modification or exchange. The amendments in this ASU No. 2021-04 are effective for all entities for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years, with early adoption permitted, including interim periods within those fiscal years. The Company adopted ASU 2021-04 and related updates on January 1, 2022. The adoption of ASU 2021-04 had no impact on the condensed consolidated financial statements.

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

3. Condensed Consolidated Financial Statements Details

Equity Securities

As of March 31, 2022 and December 31, 2021, equity securities consisted of an investment in Rezolute’s common stock of $0.5 million and $0.8 million, respectively (Note 4). For the three months ended March 31, 2022 and 2021, the Company recognized a loss of $0.2 million and $0.7 million, respectively, due to the change in fair value of its investment in Rezolute’s common stock in the other (expense) income, net line item of the condensed consolidated statements of operations and comprehensive loss.

Accrued and Other Liabilities

Accrued and other liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2022	2021
Accrued legal and accounting fees	445	295
Accrued incentive compensation	231	55
Accrued payroll and benefits	129	135
Other accrued liabilities	50	40
Total	$855	$525

Net Loss Per Share Attributable to Common Stockholders

The following is a reconciliation of the numerator (net loss) and the denominator (number of shares) used in the calculation of basic and diluted net loss per share attributable to common stockholders (in thousands, except per share amounts):

	Three Months Ended March 31,
	2022	2021
Numerator
Net loss	$(2,280)	$(7,373)
Less: Series A accumulated dividends	(530)	(530)
Less: Series B accumulated dividends	(838)	—
Net loss available to common stockholders, basic and diluted	$(3,648)	$(7,903)

Denominator
Weighted average shares used in computing basic and diluted net loss per share available to common stockholders	11,330	11,240
Basic and diluted net loss per share available to common stockholders	$(0.32)	$(0.70)

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

The following table shows the weighted-average shares from outstanding securities considered anti-dilutive and therefore excluded from the computation of diluted net loss per share attributable to common stockholders (in thousands):

	Three Months Ended March 31,
	2022	2021
Convertible preferred stock	5,003	5,003
Common stock options	697	277
Warrants for common stock	6	5
Total	5,706	5,285

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

As of March 31, 2022 and December 31, 2021, there are no contract assets or contract liabilities related to this arrangement. None of the costs to obtain or fulfill the contract were capitalized. No revenue was recognized for the three months ended March 31, 2022 or 2021.

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

As of March 31, 2022 and December 31, 2021, there are no contract assets or contract liabilities related to this arrangement and none of the costs to obtain or fulfill the contract were capitalized. The Company did not recognize any revenue related to this arrangement during the three months ended March 31, 2022 and 2021.

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

The Company earned a development milestone pursuant to the Takeda Collaboration Agreement and recognized $0.8 million as revenue from contracts with customers in the condensed consolidated statement of operations and comprehensive loss for the three months ended March 31, 2022. No revenue was recognized for the three months ended March 31, 2021.

As of March 31, 2022 and December 31, 2021, there are no contract assets or contract liabilities related to this arrangement and none of the costs to obtain or fulfill the contract were capitalized. The Company is eligible to receive remaining milestones up to a total of $16.0 million under the Takeda Collaboration Agreement.

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

The license agreement was subsequently amended in 2018, 2019 and 2020. Pursuant to the terms of the license agreement as amended, the Company received a total of $6.0 million upon Rezolute’s financing and $8.5 million in installment payments through October 2020. The Company also received 161,861 shares of Rezolute’s common stock.

In January 2022, Rezolute dosed the last patient in its Phase 2b clinical trial for RZ358, which triggered a $2.0 million milestone payment due to XOMA pursuant to the Rezolute License Agreement. The Company recognized $2.0 million as revenue from contracts with customers in the condensed consolidated statement of operations and comprehensive loss for the three months ended March 31, 2022. No revenue was recognized for the three months ended March 31, 2021.

As of March 31, 2022 and December 31, 2021, there were no contract assets or contract liabilities related to this arrangement. None of the costs to obtain or fulfill the contract were capitalized.

The Company reassessed the development and regulatory milestones and concluded that such variable consideration is fully constrained and excluded from the transaction price as of March 31, 2022 and December 31, 2021.

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

As of March 31, 2022 and December 31, 2021, there were no contract assets or contract liabilities related to this arrangement. None of the costs to obtain or fulfill the contract were capitalized. No revenue was recognized for the three months ended March 31, 2022 and 2021.

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

As of March 31, 2022 and December 31, 2021, there were no contract assets or contract liabilities related to this arrangement. None of the costs to obtain or fulfill the contract were capitalized. No revenue was recognized for the three months ended March 31, 2022.

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

The Company classified the proceeds received from HCRP as unearned revenue, to be recognized as revenue under the units-of-revenue method over the life of the license agreements because of the Company’s limited continuing involvement in the Acquisition Agreements. Such limited continuing involvement is related to the Company’s undertaking to cooperate with HCRP in the event of litigation or a dispute related to the license agreements. Because the transaction was structured as a non-cancellable sale, the Company does not have significant continuing involvement in the generation of the cash flows due to HCRP and there are no guaranteed rates of return to HCRP, the Company recorded the total proceeds of $18.0 million as unearned revenue recognized under the units-of-revenue method. The Company allocated the total proceeds between the two Royalty Sale Agreements based on the relative fair value of expected payments to be made to HCRP under the license agreements. The unearned revenue is being recognized as revenue over the life of the underlying license agreements under the "units-of-revenue" method. Under this method, amortization for a reporting period is calculated by computing a ratio of the allocated proceeds received from HCRP to the payments expected to be made by the licensees to HCRP over the term of the Acquisition Agreements, and then applying that ratio to the period’s cash payment. During the third quarter of 2018, the Shire product underlying the Dyax Corp. license agreement was approved, and the Company began recognizing revenue under the units-of-revenue method due to sales of the approved product.

The Company recognized $0.4 million as revenue under the units-of-revenue method under these arrangements during the three months ended March 31, 2022 and 2021.

As of March 31, 2022, the Company classified $1.6 million and $11.3 million as current and non-current unearned revenue recognized under the units-of-revenue method, respectively. As of December 31, 2021, the Company classified $1.6 million and $11.7 million as current and non-current unearned revenue recognized under the units-of-revenue method, respectively.

5. Royalty and Commercial Payment Purchase Agreements

The balance of long-term royalty and commercial payment receivables was $69.1 million as of March 31, 2022 and December 31, 2021. There were no acquisitions of royalty rights, commercial payment rights or cash receipts for achievement of contractual milestones during the three months ended March 31, 2022.

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

The Company continues to assess that no further payments are probable to be received under this agreement in the near term. Under the cost recovery method, the Company does not expect to recognize any income related to milestones and royalties received until the purchase price has been fully collected. The Company performed its quarterly impairment assessment and no impairment indicators were identified. Accordingly, no impairment was recorded as of March 31, 2022.

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

At the inception of the agreement, the Company recorded $0.4 million as long-term royalty receivables in its consolidated balance sheet, including the estimated fair value of the Bioasis Contingent Consideration of $0.1 million. Future changes in the estimated fair value of the contingent consideration will be recognized in the other (expense) income, net line item of the condensed consolidated statement of operations and comprehensive income. As of March 31, 2022, there was no change in the fair value of the contingent consideration from its initial value and no amounts were paid during the three months ended March 31, 2022. The Company continues to assess that no payments are probable to be received under this agreement in the near term. Under the cost recovery method, the Company does not expect to recognize any income related to milestones and royalties received until the purchase price has been fully collected. The Company performed its quarterly impairment assessment and no impairment indicators were identified. Accordingly, no impairment was recorded as of March 31, 2022.

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

At the inception of the Second Bioasis RPA, the Company recorded $1.2 million as long-term royalty receivables in its consolidated balance sheet. The Company continues to assess that no payments are probable to be received under the Second Bioasis RPA in the near term. Under the cost recovery method, the Company does not expect to recognize any income related to milestones and other payments until the purchase price has been fully collected. The Company performed its quarterly impairment assessment and no impairment indicators were identified. Accordingly, no impairment was recorded as of March 31, 2022.

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

Under the cost recovery method, the Company does not expect to recognize any income related to milestones and royalties received until the purchase price has been fully collected. The Company performed its quarterly impairment assessment and no impairment indicators were identified. Accordingly, no impairment was recorded as of March 31, 2022.

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

At the inception of the agreement, the Company recorded $10.0 million as long-term royalty receivables in its consolidated balance sheet. The Company continues to assess that no payments are probable to be received under this agreement in the near term. Under the cost recovery method, the Company does not expect to recognize any income related to royalties received until the purchase price has been fully collected. The Company performed its quarterly impairment assessment and no impairment indicators were identified. Accordingly, no impairment was recorded as of March 31, 2022.

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

At the inception of the Viracta RPA, the Company recorded $13.5 million as long-term royalty receivables in its consolidated balance sheet. No payments are probable to be received under the Viracta RPA in the near term. Under the cost recovery method, the Company does not expect to recognize any income related to royalties, milestones and other payments until the purchase price has been fully collected. The Company performed its quarterly impairment assessment and no impairment indicators were identified. Accordingly, no impairment was recorded as of March 31, 2022.

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

At the inception of the Kuros RPA, the Company recorded $7.0 million as long-term royalty receivables in its consolidated balance sheet. No payments are probable to be received under the Kuros RPA in the near term. Under the cost recovery method, the Company does not expect to recognize any income related to royalties, milestones and other payments until the purchase price has been fully collected. The Company performed its quarterly impairment assessment and no impairment indicators were identified. Accordingly, no impairment was recorded as of March 31, 2022.

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

On January 28, 2022, Genentech, a member of the Roche group, received approval from the FDA to commercialize faricimab (faricimab-svoa) for the treatment of wet, or neovascular, age-related macular degeneration and diabetic macular edema. Roche launched faricimab-svoa during the three months ended March 31, 2022. The Company is eligible to receive a 0.5% commercial payment stream on net sales associated with faricimab for a ten-year period following its first commercial sale in the United States. Based upon limited available information the Company is unable to reasonably estimate net sales during the quarter ended March 31, 2022. The Company acquired this interest under the Affitech CPPA, pursuant to which the Company paid Affitech a $5.0 million milestone tied to these U.S. marketing approvals. The Company may pay up to an additional $3.0 million to Affitech based on the achievement of certain regulatory approval milestones and $12.0 million based on the achievement of sales-based milestones.

Under the cost recovery method, the Company does not expect to recognize any income related to future commercial payment receipts until the purchase price has been fully collected. The Company performed its quarterly impairment assessment and no impairment indicators were identified. Accordingly, no impairment was recorded as of March 31, 2022.

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

The following tables set forth the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as follows (in thousands):

	Fair Value Measurements at March 31, 2022 Using
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Equity securities	$547	$—	$—	$547
Liabilities:
Contingent consideration under RPAs and CPPAs	$—	$—	$3,075	$3,075

	Fair Value Measurements at December 31, 2021 Using
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Equity securities	$774	$—	$—	$774
Liabilities:
Contingent consideration under RPAs and CPPAs	$—	$—	$8,075	$8,075

Transfers to and from Levels 1, 2, and 3 are recognized at the end of the reporting period. On June 30, 2021, the Company’s equity investment in Rezolute’s common stock transferred from Level 3 to Level 1. In reporting periods prior to June 30, 2021, the Company applied an illiquidity discount to the fair value of Rezolute’s common stock due to the lack of trading volume, resulting in classification as Level 3. Since June 30, 2021, there has been sufficient and consistent trading volume on the Nasdaq Stock Market to provide an estimate of fair value utilizing quoted prices in an active market for the identical securities as of the reporting date, resulting in classification as Level 1. During the three months ended March 31, 2022 there were no transfers between levels.

Equity Securities

The equity securities consisted of an investment in Rezolute’s common stock and are classified on the condensed consolidated balance sheets as current assets as of March 31, 2022 and December 31, 2021. The equity securities are revalued each reporting period with changes in fair value recorded in the other (expense) income, net line item of the condensed consolidated statements of operations and comprehensive loss. As of March 31, 2022 and December 31, 2021, the Company valued the equity securities using the closing price for Rezolute’s common stock traded on the Nasdaq Stock Market of $3.38 and $4.78, respectively. The inputs that were used to calculate the fair value of the equity securities were observable prices in active markets and therefore were classified as a Level 1 fair value measurement.

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

Changes in the fair value of the liability for contingent consideration will be recorded in the other (expense) income, net line item of the condensed consolidated statements of operations and comprehensive loss until settlement. As of March 31, 2022, there were no changes in the estimated fair value of the contingent consideration recorded pursuant to the Bioasis RPA from the initial value of $0.1 million. During the three months ended March 31, 2022, the estimated fair value of the contingent consideration recorded pursuant to the Affitech CPPA decreased from $8.0 million to $3.0 million after the Company paid Affitech a total of $5.0 million for milestones tied to the achievement of U.S. marketing approvals in January 2022.

7. Lease Agreements

The Company leases one facility in Emeryville, California under an operating lease that expires in February 2023. The Emeryville lease contains an option to extend the lease for an additional term, however, the Company is not reasonably certain to exercise this option.

The following table summarizes maturity of the Company’s operating lease liabilities as of March 31, 2022 (in thousands):

Operating
Undiscounted lease payments	Leases
2022 (excluding three months ended March 31, 2022)	152
2023	34
2024	—
Total undiscounted lease payments	186
Present value adjustment	(4)
Total net lease liabilities	$182

The following table summarizes the cost components of the Company’s operating leases for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021
Lease costs:
Operating lease cost	$44	$44
Variable lease cost (1)	3	3
Total lease costs	$47	$47

(1)Under the terms of the lease agreement, the Company is also responsible for certain variable lease payments that are not included in the measurement of the lease liability. Variable lease payments include non-lease components such as common area maintenance fees.

The following information represents supplemental disclosure for the statement of cash flows related to operating leases (in thousands):

	Three Months Ended March 31,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows under operating leases	$50	$49

The present value assumptions used in calculating the present value of the lease payments as of March 31, 2022 and December 31, 2021 were as follows:

	March 31,	December 31,
	2022	2021
Weighted-average remaining lease term	0.92 years	1.17 years
Weighted-average discount rate	5.51%	5.51%

8. Common Stock Warrants

As of March 31, 2022 and December 31, 2021, the following common stock warrants were outstanding:

			Exercise Price	March 31,	December 31,
Issuance Date	Expiration Date	Balance Sheet Classification	per Share	2022	2021
May 2018	May 2028	Stockholders’ equity	$23.69	6,332	6,332
March 2019	March 2029	Stockholders’ equity	$14.71	4,845	4,845
				11,177	11,177

9. Commitments and Contingencies

Collaborative Agreements, Royalties and Milestone Payments

The Company has committed to make potential future milestone payments and legal fees to third parties as part of licensing and development programs. Payments under these agreements become due and payable only upon the achievement of certain developmental, regulatory and commercial milestones by the Company’s licensees. Because it is uncertain if and when these milestones will be achieved, such contingencies, aggregating up to $6.3 million (assuming one product per contract meets all milestone events) have not been recorded on the accompanying condensed consolidated balance sheets. The Company is unable to determine precisely when and if payment obligations under the agreements will become due as these obligations are based on milestone events, the achievement of which is subject to a significant number of risks and uncertainties.

Contingent Consideration

Pursuant to the Company’s RPAs and CPPAs with Bioasis, Aronora, Kuros and Affitech, the Company has committed to pay the Bioasis Contingent Consideration, the Aronora Royalty Milestones, the Kuros Sales Milestones and the Affitech regulatory and sales milestones. The Company initially recorded $0.1 million and $8.0 million for the Bioasis Contingent Consideration and the Affitech Regulatory Milestones, respectively, which, represents the estimated fair value of these potential future payments at the inception of the respective agreements. The contingent consideration is remeasured at fair value at each reporting period, with changes in fair value recorded in other (expense) income, net. As of March 31, 2022, there were no changes in the estimated fair value of the Bioasis Contingent Consideration. As of March 31, 2022, the estimated fair value of the Affitech Regulatory Milestones is $3.0 million (Note 6). The liability for future Aronora Royalty Milestones, Kuros Sales Milestones and Affitech Sales Milestones will be recorded when the amounts, by product, are estimable and probable. As of March 31, 2022, none of these Aronora Royalty Milestones, Kuros Sales Milestones or Affitech Sales Milestones were assessed to be probable and as such, no liability was recorded on the condensed consolidated balance sheet.

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

The fair value of the stock options granted during the three months ended March 31, 2022 and 2021, was estimated based on the following weighted average assumptions:

	Three Months Ended March 31,
	2022	2021
Dividend yield	0%	0%
Expected volatility	70%	98%
Risk-free interest rate	1.89%	0.71%
Expected term	5.66 years	5.61 years

Stock option activity for the three months ended March 31, 2022, was as follows:

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Contractual	Intrinsic
	Number of	Price	Term	Value
	shares	Per Share	(in years)	(in thousands)
Outstanding at January 1, 2022	1,911,177	$20.64	6.33	$15,103
Granted	160,000	20.60
Exercised	(90,811)	6.97
Forfeited, expired or cancelled	(6,215)	27.83
Outstanding at March 31, 2022	1,974,151	$21.25	6.44	$24,090
Exercisable at March 31, 2022	1,522,824	$19.70	5.60	$22,139

The aggregate intrinsic value of stock options exercised during the three months ended March 31, 2022 and March 31, 2021 was $2.0 million and $0.6 million, respectively.

The weighted-average grant-date fair value per share of the options granted during the three months ended March 31, 2022 and 2021 was $12.64 and $29.57, respectively.

As of March 31, 2022, $5.1 million of total unrecognized compensation expense related to stock options is expected to be recognized over a weighted average period of 2.5 years.

Stock-based Compensation Expense

The following table shows total stock-based compensation expense for stock options and ESPP in the condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended March 31,
	2022	2021
Research and development	$—	$—
General and administrative	978	2,898
Total stock-based compensation expense	$978	$2,898

11. Capital Stock

Series X Convertible Preferred Stock

The Company sold directly to BVF 5,003 shares of Series X convertible preferred stock in 2017.

As of March 31, 2022 and December 31, 2021, there were 5,003 shares authorized and issued of Series X convertible preferred stock.

The Series X convertible preferred stock have the following characteristics, which are set forth in Certificate of Designation of Preferences, Rights and Limitations filed with the Delaware Secretary of State.

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

Conversion— Each share of Series X is convertible into 1,000 shares of registered common stock based on a conversion price of $4.03 per share.

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

As of March 31, 2022 and December 31, 2021, there were 984,000 shares authorized and issued of Series A Preferred Stock.

The Series A Preferred Stock have the following characteristics, which are set forth in the Certificate of Designation of Preferences, Rights and Limitations filed with the Delaware Secretary of State.

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

As of March 31, 2022 and December 31, 2021, there were 3,600 shares authorized and 1,600 issued of Series B Preferred Stock.

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

Dividends

During the three months ended March 31, 2022, the Company’s Board of Directors declared and paid cash dividends on the Company’s Series A Preferred Stock and Series B Depositary shares as follows.

	Series A Preferred Stock	Series B Depositary Share
	Cash Dividend Declared	Cash Dividend Declared
Dividend Declaration Date	($ per share)	($ per share)	Dividend Payment Date
October 20, 2021	$0.53906	$0.52344	January 18, 2022
March 17, 2022	$0.53906	$0.52344	April 15, 2022

As of March 31, 2022, the Company held restricted cash of $0.8 million in a segregated account that may only be used to pay dividends on the Series A and Series B Preferred Stock.

BVF Ownership

As of March 31, 2022, BVF owned approximately 30.9% of the Company’s total outstanding shares of common stock, and if all the Series X convertible preferred shares were converted, BVF would own 52.0% of the Company’s total outstanding shares of common stock. The Company’s Series A Preferred Stock becomes convertible upon the occurrence of specific events and as of March 31, 2022, the contingency was not met, therefore the Series A Preferred Stock is not included in the as-converted ownership calculation. Due to its significant equity ownership, BVF is considered a related party of the Company.

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

12. Income Taxes

No provision was made for federal income tax, since the Company has incurred net operating losses during the three months ended March 31, 2022 and March 31, 2021. The Company continues to maintain a full valuation allowance against its remaining net deferred tax assets.

The Company has a total of $5.9 million of gross unrecognized tax benefits, none of which would affect the effective tax rate upon realization as it currently has a full valuation allowance against its net deferred tax assets. The reversal of related deferred tax assets will be offset by a valuation allowance, should any of these uncertain tax positions be favorably settled in the future.

The Company does not expect its unrecognized tax benefits to change significantly over the next twelve months. The Company will recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. Through March 31, 2022, the Company has not accrued interest or penalties related to uncertain tax positions.

13. Subsequent Events

In April 2022, the Company entered into a letter agreement with Thomas Burns that amends and supplements his amended and restated employment agreement. Pursuant to the letter agreement, in the event Mr. Burns remains employed by the Company for a twelve-month period following the first day of employment of the Company’s new Chief Executive Officer, he will be deemed “retirement eligible” for purposes of his equity awards under the terms of his equity award agreements. Conditioned on his execution of a release in favor of the Company, Mr. Burns will also receive this benefit upon any involuntary termination for reasons other than cause.

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

The following discussion and analysis should be read in conjunction with the unaudited financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with the audited consolidated financial statements and related notes thereto included as part of our Annual Report on Form 10-K for the year ended December 31, 2021.

Overview

XOMA is a biotech royalty aggregator. We have a sizable portfolio of economic rights to future potential milestone and royalty payments associated with partnered pre-commercial therapeutic candidates. Our portfolio was built through licensing our proprietary products and platforms from our legacy discovery and development business, combined with the acquisition of rights to future milestones and royalties that we have made since our royalty aggregator business model was implemented in 2017. Our drug royalty aggregator business is focused on early to mid-stage clinical assets, primarily in Phase 1 and 2, with significant commercial sales potential that are licensed to large-cap partners. We expect that most of our future revenue will be based on payments we may receive for milestones and royalties related to these programs.

Recent Business Developments

Portfolio Updates

In January 2022, Genentech, a member of the Roche group, received approval from the FDA to commercialize faricimab (faricimab-svoa) for the treatment of wet, or neovascular, age-related macular degeneration and diabetic macular edema. Upon approval, we became eligible to receive a 0.5% commercial payment stream on net sales associated with faricimab for a ten-year period following its first commercial sale in the United States. We acquired this interest under the Affitech CPPA, pursuant to which we paid Affitech a total of $5.0 million in milestones tied to these U.S. marketing approvals.

In January 2022, Rezolute dosed the last patient in its Phase 2b clinical trial for RZ358, which triggered a $2.0 million milestone payment due to XOMA pursuant to our Rezolute License Agreement.

COVID-19

The COVID-19 pandemic continues to pose risks to our business as clinical trials industry-wide have slowed. Our business is dependent on the continued development and commercialization efforts of our licensees and our royalty agreement counterparties and their licensees. We have been monitoring and continue to monitor our portfolio programs for potential delays in underlying research programs and elections of our partners to continue or cease development. Delays in clinical trials and underlying research programs have and may further lead to delayed revenue from milestones from our licensees and royalty agreement counterparties or, if certain research programs are discontinued, we may recognize impairment charges for our royalty receivables. COVID-19 and the related variants may impact our underlying programs in a variety of ways which are unknown in length and scope at this time.

Critical Accounting Policies

Critical accounting policies are those that require significant judgment and/or estimates by management at the time that the financial statements are prepared such that materially different results might have been reported if other assumptions had been made. We consider certain accounting policies including those related to legal contingencies, revenue recognition under the units-of-revenue method and stock-based compensation to be critical policies. There have been no significant changes in our critical accounting policies during the three months ended March 31, 2022, as compared with those previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 8, 2022.

Our significant accounting policies are included in “Note 2 – Basis of Presentation and Significant Accounting Policies” in our Condensed Consolidated Financial Statements.

Results of Operations

Revenues

Total revenues for the three months ended March 31, 2022 and 2021, were as follows (in thousands):

	Three Months Ended
	March 31,
	2022	2021	Change
Revenue from contracts with customers	$2,750	$19	$2,731
Revenue recognized under units-of-revenue method	357	356	1
Total revenues	$3,107	$375	$2,732

Revenue from Contracts with Customers

Revenue from contracts with customers includes upfront fees, annual licenses fees and milestone payments related to the out-licensing of our product candidates and technologies. The increase for the three months ended March 31, 2022, as compared to the same period in 2021, was primarily due to $2.0 million in revenue recognized in the first quarter of 2022 related to a milestone event under our Rezolute license agreement and a $0.8 million milestone earned pursuant to the Takeda Collaboration Agreement.

Revenue recognized under units-of-revenue method

Revenues recognized under the units-of-revenue method include the amortization of unearned revenue from the sale of royalty interests to HCRP in 2016. Revenues for the three months ended March 31, 2022 remained consistent with the same period in 2021 due to comparable sales of products underlying the agreements with HCRP.

Research and Development Expenses

R&D expenses were $56,000 for the three months ended March 31, 2022, which was consistent with $61,000 for the same period in 2021. We do not expect to incur substantial internal R&D expenses in 2022 due to the focus on our royalty aggregator business model.

General and Administrative Expenses

G&A expenses include salaries and related personnel costs, professional fees, and facilities costs. G&A expenses were $5.1 million for the three months ended March 31, 2022, compared with $6.7 million for the same period in 2021. The decrease of $1.6 million was primarily due to a $1.9 million decrease in stock-based compensation expense for stock options and a $0.2 million decrease in consulting and deal costs, partially offset by an increase of $0.5 million in personnel related costs.

To support our royalty aggregator business model, we engage third parties to assist in our evaluation of potential acquisitions of milestone and royalty streams. These consulting expenses may increase in response to an increase in the volume of acquisition targets evaluated or completed.

Other Income (Expense)

Interest Expense

There was no interest expense for the three months ended March 31, 2022 compared with $0.3 million for the three months ended March 31, 2021 as we repaid our outstanding debt balances in June 2021.

Other (Expense) Income, Net

The following table shows the activity in other (expense) income, net for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended
	March 31,
	2022	2021	Change
Other (expense) income, net
Change in fair value of equity securities	$(226)	$(672)	$446
Investment income	15	10	5
Other	(4)	5	(9)
Total other (expense) income, net	$(215)	$(657)	$442

We own equity securities consisting of shares of Rezolute’s common stock, which are remeasured at fair value at each reporting period. During the three months ended March 31, 2022 and 2021, we remeasured the fair value of the equity securities and recognized losses of $0.2 million and $0.7 million, respectively.

Provision for Income Taxes

We recorded no provision for federal income tax, since we incurred net operating losses during the three months ended March 31, 2022 and 2021, respectively. We continue to maintain a full valuation allowance against our remaining net deferred tax assets. We had a total of $5.9 million of gross unrecognized tax benefits, none of which would impact our effective tax rate to the extent that we continue to maintain a full valuation allowance against our deferred tax assets. We do not expect our unrecognized tax benefits to change significantly over the next twelve months.

Liquidity and Capital Resources

The following table summarizes our unrestricted cash, our working capital and our cash flow activities as of and for each of the periods presented (in thousands):

	March 31,	December 31,
	2022	2021	Change
Cash and cash equivalents	$87,796	$93,328	(5,532)
Working capital	$81,724	$84,006	$(2,282)

	Three Months Ended March 31,
	2022	2021	Change
Net cash used in operating activities	$(1,009)	$(914)	$(95)
Net cash used in investing activities	(5,000)	(13,500)	8,500
Net cash used in financing activities	(735)	(2,000)	1,265
Net decrease in cash and cash equivalents	$(6,744)	$(16,414)	$9,670

Cash used in operating activities for the three months ended March 31, 2022 was our operating expenses of $5.2 million, excluding non-cash expenses including stock-based compensation of $1.0 million, partially offset by a $2.0 million milestone payment received from Rezolute and a $0.8 million milestone payment received from Takeda. Cash used by operating activities for the three months ended March 31, 2021 was our operating expenses of $6.8 million partially offset by non-cash expenses including stock-based compensation of $2.9 million and changes in assets and liabilities of $2.6 million which included $1.5 million in cash refund for income tax receivable and a change in fair value of equity instruments of $0.7 million.

Net cash used in investing activities for the three months ended March 31, 2022 of $5.0 million was due to the $5.0 million milestone payment pursuant to the Affitech CPPA in January 2022. Net cash used in investing activities for the three months ended March 31, 2021 of $13.5 million was due to the $13.5 million payment pursuant to the Viracta RPA executed in March 2021.

Net cash used in financing activities for the three months ended March 31, 2022 of $0.7 million was primarily due to the payment of dividends on our Series A and Series B Preferred Stock of $1.4 million, partially offset by the receipt of net cash provided from the exercise of stock options after related tax payments. Net cash used in financing activities for the three months ended March 31, 2021 of $2.0 million was primarily related to principal re-payments of debt.

Capital Resources

As of March 31, 2022, we had $87.8 million in unrestricted cash and cash equivalents and $0.8 million restricted cash. Based on our current cash balance and our ability to control discretionary spending, such as royalty acquisitions, we have evaluated and concluded our financial condition is sufficient to fund our planned operations, commitments, and contractual obligations for a period of at least one year following the filing date of this report.

Our planned spending includes increased costs to source and hire a new CEO and personnel-related costs to fund our employee retention efforts. To support our royalty aggregator business model, we engage third parties to assist in our evaluation of potential acquisitions of milestone and royalty streams. Additional operating expenses, including consulting and legal costs, may increase in future quarters of 2022 in response to an anticipated increase in the volume of acquisition targets evaluated or completed.

We have primarily financed our operations and acquisitions through the issuance of our common stock, Series A and Series B Preferred Stock, and amounts received as milestone payments under our license agreements. The generation of future revenues related to licenses, milestones, and royalties is dependent on the achievement of milestones or product sales by our existing licensees. Milestone payments earned during the three months ended March 31, 2022 are not indicative of anticipated milestones in future periods. We may seek additional capital through use of our 2018 Common Stock ATM Agreement or 2021 Series B Preferred Stock ATM Agreement (see Note 11 of the Condensed Consolidated Financial Statements), or through other public or private debt or equity transactions. Our ability to raise additional capital in the equity and debt markets, should we choose to do so, is dependent on a number of factors, including, but not limited to, the market demand for our common and preferred stock, which are subject to a number of development and business risks and uncertainties, our creditworthiness and the uncertainty that we would be able to raise such additional capital at a price or on terms that are favorable to us. If we are unable to raise additional funds when we need them, our business and operations may be adversely affected.

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

In response to our CEO’s intention to retire as announced in December 2021, we have implemented a Retention Plan to encourage our employees to remain with the Company through and beyond the CEO transition period. Our Retention Plan includes a cash “stay” bonus, effective upon the hiring of a successor CEO, as well as a policy defining benefits upon any involuntary termination for reasons other than cause, which includes minimum severance, COBRA benefits, outplacement services and certain modifications to option awards. We expect our operating expenses to increase as a result of this Retention Plan and costs to source and hire a new CEO.

RPAs and CPPAs: A significant component of our business model is to acquire rights to potential future milestone and royalty streams. We expect to continue deploying capital toward these acquisitions in the near and long term.

We also have potential contingent consideration of $3.1 million recorded on our condensed consolidated balance sheets as of March 31, 2022 for development and regulatory approval milestones due under our agreements with Affitech and Bioasis. We paid $5.0 million in regulatory approval milestones to Affitech in January 2022 and expect the remaining $3.1 million contingent payments may become due in the near term. We have evaluated and concluded our existing capital resources are adequate to meet those needs.

We also have potential sales-based milestones that may become due under our agreements with Aronora, Kuros and Affitech. All of these sales-based milestones represent a portion of the funds we may receive in the future pursuant to these agreements, and therefore will be fully funded by the related royalty or commercial payment receipts.

Collaborative Agreements, Royalties and Milestone Payments: We have committed to make potential future milestone payments and legal fees to third parties as part of licensing and development programs. Payments under these agreements become due and payable only upon the achievement of certain developmental, regulatory and commercial milestones by our licensees. Because it is uncertain if and when these milestones will be achieved, such contingencies, aggregating up to $6.3 million (assuming one product per contract meets all milestone events) have not been recorded on our condensed consolidated balance sheet as of March 31, 2022. We are unable to determine precisely when and if our payment obligations under the agreements will become due as these obligations are based on milestone events, the achievement of which is subject to a significant number of risks and uncertainties. All payments due will be funded by a portion of the related milestone or royalty revenue we receive or will be reimbursed by our licensees.

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

***

We have incurred significant operating losses since our inception and as of March 31, 2022, we have an accumulated deficit of $1.2 billion. As of March 31, 2022, we had $87.8 million in unrestricted cash and cash equivalents and $0.8 in restricted cash which we anticipate will enable us to maintain our operations for a period of at least 12 months following the filing date of this report.

We have taken and continue to take steps to manage our resources by reducing and/or deferring certain discretionary expenditures to mitigate the adverse impact of the COVID-19 pandemic. Future impacts of COVID-19 and related variants may require further actions to improve our cash position, which may include reducing or delaying acquisitions of additional royalty and milestone rights or obtaining additional funds through debt arrangements, the 2018 Common Stock ATM Agreement, the 2021 Series B Preferred Stock ATM Agreement or other equity issuances. Our ability to raise additional capital in the equity and debt markets, should we choose to do so, is dependent on a number of factors, including, but not limited to, the market demand for our common stock, which itself is subject to a number of development and business risks and uncertainties, our creditworthiness and the uncertainty that we would be able to raise such additional capital at a price or on terms that are favorable to us. In addition, our ability to raise additional funds may be adversely impacted by deteriorating global economic conditions and the recent disruptions to and volatility in the credit and financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic.

Changes in Commitments and Contingencies

Our commitments and contingencies were reported in our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC. There have been no material changes from the commitment and contingencies previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

●	The COVID-19 pandemic has adversely impacted and could materially and adversely impact in the future our licensees or royalty-agreement counterparties or their licensees, which could cause delays or elimination of our receipts of potential milestones and royalties under our licensing or royalty and milestone acquisition arrangements.
●	Our acquisitions of potential future royalty and/or milestone payments may not produce anticipated revenues and/or may be negatively affected by a default or bankruptcy of the licensor(s) or licensee(s), and if such transactions are secured by collateral, we may be, or may become, under-secured by the collateral or such collateral may lose value and we will not be able to recuperate our capital expenditures associated with the acquisition.
●	Many of our potential royalty acquisitions may be associated with drug products that are in clinical development and have not yet been commercialized. To the extent that such products are not successfully developed and commercialized, our financial condition and results of operations may be negatively impacted. Acquisitions of potential royalties associated with development stage biopharmaceutical product candidates are subject to a number of uncertainties.
●	We depend on our licensees and royalty-agreement counterparties for the determination of royalty and milestone payments. While we typically have primary or back-up rights to audit our licensees and royalty-agreement counterparties, the independent auditors may have difficulty determining the correct royalty calculation, errors, may be undetectable and payment calculations may call for retroactive adjustments. We may have to exercise legal remedies to resolve any disputes resulting from any such audit.
●	The lack of liquidity of our acquisitions of future potential milestones and royalties may adversely affect our business and, if we need to sell any of our acquired assets, we may not be able to do so at a favorable price, if at all. As a result, we may suffer losses. We have sustained losses in the past, and we expect to sustain losses in the foreseeable future.
●	Our royalty aggregator strategy may require that we register with the SEC as an “investment company” in accordance with the Investment Company Act of 1940. If we were to become an “investment company” and be subject to the restrictions of the 1940 Act, those restrictions would likely require significant changes in the way we do business and add significant administrative burdens to our operations.
●	Our royalty aggregator strategy may require us to raise additional funds to acquire milestone and royalty interests; we cannot be certain that funds will be available or available at an acceptable cost of capital, and if they are not available, we may be unsuccessful in acquiring milestone and royalty interests to sustain the business in the future.
●	Information available to us about the biopharmaceutical products underlying the potential royalties we buy may be limited and therefore our ability to analyze each product and its potential future cash flow may be similarly limited.
●	Our future income is dependent upon numerous potential milestone and royalty-specific assumptions and, if these assumptions prove not to be accurate, we may not achieve our anticipated rates of returns. Reductions in potential milestone or royalty payments compared to expectations, or impairments in the value of potential milestones and royalties acquired could have a material adverse effect our financial condition and results of operations.

●	A large percentage of the calculated net present value of our portfolio is represented by a limited number of products. The failure of any one of these products to move forward in clinical development or commercialization may have a material adverse effect on our financial condition and results of operation.
●	We rely heavily on license and collaboration relationships, and any disputes or litigation with our licensees, collaborators and their partners or termination or breach of any of the related agreements could reduce the financial resources available to us. In the event of any disagreement that cannot be resolved satisfactorily to us, we may end up being paid less than anticipated on such product or involved in costly and time-consuming arbitration or litigation, which could materially adversely affect our financial condition, results of operation and future prospects.
●	Our potential milestone and royalty providers may rely on third parties to provide services in connection with their product candidate development and manufacturing programs. The inadequate performance by or loss of any of these service providers could adversely affect our potential milestone and royalty providers’ product candidate development.
●	We may not be able to successfully identify and acquire potential milestone and royalty streams on other products, product candidates, or programs, or other companies to grow and diversify our business, and, even if we are able to do so, we may not be able to successfully manage the risks associated with integrating any such products, product candidates, programs or companies into our business or we may otherwise fail to realize the anticipated benefits of these acquisitions.
●	Our potential milestone and royalty providers face uncertain results of clinical trials of product candidates. If our potential royalty providers’ therapeutic product candidates do not receive regulatory approval, our potential royalty providers will be unable to market them.
●	We do not know whether there will be, or will continue to be, a viable market for the product candidates in which we have an ownership, milestone or royalty interest.
●	If we and our potential royalty providers are unable to protect our intellectual property, in particular patent protection for principal products, product candidates and processes in which we have an ownership or royalty interest, and prevent the use of the covered subject matter by third parties, our potential royalty providers’ ability to compete in the market will be harmed, and we may not realize our profit potential.
●	We have a continuing obligation to pay quarterly dividends to holders of our Series A and Series B Preferred Stock, which will be an on-going expenditure for us and may limit our ability to borrow additional funds.

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

The COVID-19 pandemic has adversely impacted and could materially and adversely impact in the future our licensees or royalty-agreement counterparties or their licensees, which has and could further cause delays, suspensions or cancellations of their drug development efforts including, without limitation, their clinical trials, which would correspondingly delay, suspend or negate the timing of our potential receipts of milestones and royalties under our out-

licensing or royalty acquisition agreements. The disruptions to our licensees or RPA counterparties or their licensees could include, without limitation:

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

We have incurred significant operating losses and negative cash flows from operations since our inception. Although we generated net income of $15.8 million and $13.3 million and positive cash flows from operations of $22.7 million and $10.1 million for the years ended December 31, 2021 and 2020, respectively, we had an accumulated deficit of $1.2 billion as of December 31, 2021. As of March 31, 2022, we had an accumulated deficit of $1.2 billion. We do not know whether we will ever achieve sustained profitability or whether cash flow from future operations will be sufficient to meet our needs.

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

We may need to commit substantial funds to continue our business, and we may not be able to obtain sufficient funds on acceptable terms, if at all. Any additional debt financing or additional equity that we raise may contain terms that are not favorable to us and/or result in dilution to our stockholders, including pursuant to our 2018 Common Stock ATM Agreement, as amended and to our 2021 Series B Preferred Stock ATM Agreement. Our Series A and Series B Preferred Stock, while not dilutive, includes dividends and required that we establish a segregated cash account adequate to fund the dividends. If we raise additional funds through licensing arrangements with third parties, we may be required to relinquish some rights to our technologies or our product candidates, grant licenses on terms that are not favorable to us or enter into a license arrangement for a product candidate at an earlier stage of development or for a lesser amount than we might otherwise choose.

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

Holders of depositary shares representing interests in our Series B Preferred Stock are entitled to receive, when and as declared by our Board of Directors, out of funds legally available for the payment of dividends, cumulative cash dividends at the rate of 8.375% of the $25,000 liquidation preference per share of Series B Preferred Stock ($25.00 per depositary share) per year (equivalent to $2,093.75 per year per share or $2.09375 per year per depositary share). Dividends on the Series B Preferred Stock will accumulate and be cumulative from, and including, the date of original issue by us of the Series B Preferred Stock. Dividends are payable in arrears on or about the 15th day of January, April, July and October beginning July 15, 2021. As of March 31, 2022, we held restricted cash of $0.8 million in a segregated account that may only be used to pay dividends on our Series A and Series B Preferred Stock.

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

As of March 31, 2022, we had issued and outstanding 984,000 shares of Series A Preferred Stock with a liquidation preference of $25.00 per share, plus an amount equal to any accumulated and unpaid dividends up to the date of payment (whether or not declared). Additionally, as of March 31, 2022, we had issued and outstanding 1,600,000 depositary shares, each representing a 1/1000th fractional interest in a share of our Series B Preferred Stock with a liquidation preference of $25,000 per share of Series B Preferred Stock ($25.00 per depositary share), plus an amount equal to any accumulated and unpaid dividends up to the date of payment (whether or not declared). Our preferred stock is senior to our shares of common stock in right of payment of dividends and other distributions. In the event of our bankruptcy, dissolution or liquidation, the holders of our preferred stock must be satisfied before any distributions can be made to our common stockholders.

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

We had 12 employees as of May 2, 2022. We may require additional experienced executive, accounting, legal, administrative and other personnel from time to time in the future. We are highly dependent on principal members of our executive team, the loss of whose services may adversely impact the achievement of our objectives. There is intense competition for the services of these personnel, especially in California.

Moreover, we expect the high cost of living in the San Francisco Bay Area, where our headquarters is located, may impair our ability to attract and retain employees in the future. If we do not succeed in attracting new personnel and retaining and motivating existing personnel, our business may suffer and we may be unable to implement our current initiatives or grow effectively.

While Mr. Neal has agreed to continue as the Chairman and Chief Executive Officer as per the terms of the separation agreement, there can be no assurance that a replacement will be found on a timely basis, or at all. Our inability to find a suitable replacement may have a detrimental impact on the organization and impede the progress of our royalty aggregator objectives.

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

There can be no assurance that the market price of our common stock will not decline below its present market price. Additionally, there may not be an active trading market for our common stock, Series A Preferred Stock or depositary shares representing interests in our Series B Preferred Stock. The market prices of biotechnology companies have been and are likely to continue to be highly volatile. Fluctuations in our operating results and general market conditions for biotechnology stocks could have a significant impact on the volatility of our stock price or the existence of an active trading market for our common stock, Series A Preferred Stock or depositary shares representing interests in our Series B Preferred Stock. We have experienced significant volatility in the price of our common stock. From January 1, 2022, through May 2, 2022, the share price of our common stock has ranged from a high of $30.96 to a low of $18.82. From January 1, 2022, through May 2, 2022, the share price of our Series A Preferred Stock has ranged from a high of $27.09 to a low of $25.14. January 1, 2022, through May 2, 2022, the share price of our Series B Preferred Stock has ranged from a high of $26.81 to a low of $24.97. Additionally, we have two significant holders of our common stock that could affect the liquidity of our stock and have a significant negative impact on our stock price if the holders were to quickly sell their ownership positions.

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

As of March 31, 2022, there were 5,003 shares of Series X preferred stock issued and outstanding. Each share of Series X preferred stock is convertible into 1,000 shares of registered common stock. The total number of shares of common stock issuable upon conversion of all issued Series X preferred stock would be 5,003,000 shares. Each share is convertible at the option of the holder at any time, provided that the holder will be prohibited from converting into common stock if, as a result of such conversion, the holder, together with its affiliates, would beneficially own a number of shares above a conversion blocker, which was initially set at 19.99% of our total common stock then issued and outstanding immediately following the conversion of such shares. A holder of Series X preferred shares may elect to increase or decrease the conversion blocker above or below 19.99% on 61 days’ notice, provided the conversion blocker does not exceed the limits under Nasdaq Marketplace Rule 5635(b), to the extent then applicable. If holders of our Series X convertible preferred stock elect to convert their preferred shares into common stock such conversion would dilute our currently outstanding common stock both in number and in earnings per share. BVF (and its affiliates), as current holders of all shares of our Series X preferred stock, would, if they converted all such shares to common stock, obtain majority voting control of the Company. As of March 31, 2022, BVF owned approximately 30.9% of our total outstanding shares of common stock, and if all of the Series X convertible preferred shares were converted, BVF would own 52.0% of our total outstanding shares of common stock. Additionally, as of March 31, 2022, we had issued and outstanding 984,000 shares of Series A Preferred Stock and 1,600,000 depositary shares, each representing a 1/1000th fractional interest in a share of our Series B Preferred Stock.

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

Our ability to use our NOL carry-forwards and other tax attributes will be substantially limited by Section 382 of the U.S. Internal Revenue Code.

Under the federal income tax law, federal NOLs incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such federal NOLs is limited. It is uncertain if and to what extent various states will conform to the federal tax law. In addition, Section 382 of the U.S. Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, generally limit the ability of a corporation that undergoes an “ownership change” to utilize its NOL carry-forwards and certain other tax attributes against any taxable income in taxable periods after the ownership change. The amount of taxable income in each taxable year after the ownership change that may be offset by pre-change NOLs and certain other pre-change tax attributes is generally equal to the product of (a) the fair market value of the corporation’s outstanding shares (or, in the case of a foreign corporation, the fair market value of items treated as connected with the conduct of a trade or business in the United States) immediately prior to the ownership change and (b) the long-term tax exempt rate (i.e., a rate of interest established by the U.S. Internal Revenue Service that fluctuates from month to month). In general, an “ownership change” occurs whenever the percentage of the shares of a corporation owned, directly or indirectly, by “5-percent shareholders” (within the meaning of Section 382 of the Internal Revenue Code) increases by more than 50 percentage points over the lowest percentage of the shares of such corporation owned, directly or indirectly, by such “5-percent shareholders” at any time over the preceding three years.

Based on an analysis under Section 382 of the Internal Revenue Code (which subjects the amount of pre-change NOLs and certain other pre-change tax attributes that can be utilized to an annual limitation), we experienced an ownership change in February 2017, when we completed an equity financing for net proceeds of $24.8 million that significantly impacted the availability of our tax attributes against future income. Further, due to the existence of a net unrealized built-in loss at the ownership change date, Section 382 further limits our ability to fully utilize the tax deductions associated with certain of our assets, including depreciation and amortization deductions recognized during the 60-month period following the ownership change ending in 2022. Although these deductions will occur in the post-change period, Section 382 treats the deductions as pre-change losses subject to the annual 382 limitation. As of March 31, 2022, we have excluded the NOLs and research and development credits that will expire as a result of the annual limitations. To the extent that we do not utilize our carry-forwards within the applicable statutory carry-forward periods, either because of Section 382 limitations or the lack of sufficient taxable income, the carry-forwards will also expire unused.

The 2017 tax reform law, as modified by 2020 tax legislation, and possible future changes in tax laws or regulations could adversely affect our business and financial condition.

On December 22, 2017, former President Trump signed into law comprehensive tax legislation (the “Tax Cuts and Jobs Act”) that significantly revised the Internal Revenue Code of 1986, as amended (the “Code”). Future guidance from the U.S. Internal Revenue Service and other tax authorities with respect to the Tax Cuts and Jobs Act may affect us, and certain aspects of the Tax Cuts and Jobs Act could be repealed or modified in future legislation. For example, on March 27, 2020, the CARES Act was enacted, which includes changes to the tax provisions that benefit business entities and makes certain technical corrections to the Tax Cuts and Jobs Act. On June 29, 2020, California Assembly Bill 85 (AB

85) was signed into law, which suspends the use of California NOLs and limits the use of California research tax credits for tax years beginning in 2020 and before 2023. Changes in corporate tax rates, the realization of net deferred tax assets relating to our U.S. operations, the taxation of foreign earnings, and the deductibility of expenses under the Tax Cuts and Jobs Act, the CARES Act, or future tax reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges in future taxable years, and could increase our future U.S. tax expense. The foregoing items, as well as any other future changes in tax laws, could have a material adverse effect on our business, cash flow, financial condition, or results of operations. In addition, it is uncertain if and to what extent various states will conform to the Tax Cuts and Jobs Act, the CARES Act, or any newly enacted federal tax legislation.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

		Incorporation By Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

3.1	Certificate of Incorporation of XOMA Corporation	8-K	000-14710	3.1	01/03/2012

3.2	Certificate of Amendment of Certificate of Incorporation of XOMA Corporation	8-K	000-14710	3.1	05/31/2012

3.3	Certificate of Amendment of Amended Certificate of Incorporation of XOMA Corporation	8-K	000-14710	3.1	05/28/2014

3.4	Certificate of Amendment to the Amended Certificate of Incorporation of XOMA Corporation	8-K	000-14710	3.1	10/18/2016

3.5	Certificate of Designation of Preferences, Rights and Limitations of Series X Convertible Preferred Stock	8-K	000-14710	3.1	02/16/2017

3.6	Certificate of Designation of Preferences, Rights and Limitations of 8.625% Series A Cumulative Perpetual Preferred Stock	8-K	000-14710	3.1	12/11/2020

3.7	Certificate of Designation of Preferences, Rights and Limitations of 8.375% Series B Cumulative Perpetual Preferred Stock	8-K	000-39801	3.1	04/08/2021

3.8	Certificate of Correction of the Certificate of Designation of 8.375% Series B Cumulative Perpetual Preferred Stock dated June 9, 2021	10-Q	001-39801	3.8	08/05/2021

3.9	Certificate of Amendment to the Certificate of Designation of 8.375% Series B Cumulative Perpetual Preferred Stock of XOMA Corporation.	8-K	001-39801	3.1	08/05/2021

3.10	By-laws of XOMA Corporation	8-K	000-14710	3.2	01/03/2012

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, 3.5, 3.6, 3.7, 3.8, 3.9 and 3.10

4.2	Specimen of Common Stock Certificate	8-K	000-14710	4.1	01/03/2012

4.3	Deposit Agreement, dated effective April 9, 2021, by and among XOMA Corporation, American Stock Transfer & Trust Company, LLC, as depositary, and the holders of the depositary receipts issued thereunder	8-K	000-39801	4.1	04/08/2021

4.4	Form of Warrant (May 2018 Warrant)	10-Q	000-14710	4.6	08/07/2018

4.5	Form of Warrant (March 2019 Warrant)	10-Q	000-14710	4.7	05/06/2019

10.1*+#	The Retention and Severance Plan dated, March 31, 2022

10.2*+	Letter Amendment to Officer Employment Agreement dated August 7, 2017, between XOMA Corporation and Thomas Burns

31.1+	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)

Incorporation By Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

31.2+	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)

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

XOMA Corporation

Date: May 5, 2022	By:	/s/ JAMES R. NEAL
James R. Neal Chief Executive Officer (Principal Executive Officer) and Chairman of the Board of Directors

Date: May 5, 2022	By:	/s/ THOMAS BURNS
Thomas Burns Senior Vice President, Finance and Chief Financial Officer (Principal Financial and Principal Accounting Officer)