Form 10-Q
period 2022-06-30
XOMA Corp
filed 2022-08-04
CIK 791908

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 1, 2022, the registrant had 11,450,823 shares of common stock, $0.0075 par value per share, outstanding.

XOMA CORPORATION

FORM 10-Q

GLOSSARY OF TERMS AND ABBREVIATIONS

Abbreviations	Definition
2018 Common Stock ATM Agreement	At The Market Issuance Sales Agreement with HCW dated December 18, 2018
2021 Series B Preferred Stock ATM Agreement	At The Market Issuance Sales Agreement with B. Riley dated August 5, 2021
‘40 Act	Investment Company Act of 1940
ACA	The Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010
Affimed	Affimed N.V.
Affitech	Affitech Research AS
Affitech CPPA	the Company's Commercial Payment Purchase Agreement with Affitech dated October 6, 2021
Agenus	Agenus, Inc. and certain affiliates
Agenus RPA	the Company's Royalty Purchase Agreement with Agenus dated September 20, 2018
Anti-TGFβ Antibody License Agreement	the Company's License Agreement with Novartis dated September 30, 2015
Aronora	Aronora, Inc.
Aronora RPA	the Company's Royalty Purchase Agreement with Aronora dated April 7, 2019
AstraZeneca	AstraZeneca plc
ASC	Accounting Standards Codification
ASC 606	ASC Topic 606, Revenue from Contracts with Customers
Bayer	Bayer Pharma AG
Bioasis	Bioasis Technologies, Inc. and certain affiliates
Bioasis RPA	the Company's Royalty Purchase Agreement with Bioasis dated February 25, 2019
BLA	Biologic License Application
Black-Scholes Model	Black-Scholes Option Pricing Model
B. Riley	B. Riley Securities, Inc.
BVF	Biotechnology Value Fund, L.P.
CCPA	California Consumer Privacy Act of 2018, collectively the Act and its regulations
CARES	Coronavirus Aid, Relief, and Economic Security
cGMP	current Good Manufacturing Processes
Chiesi	Chiesi Farmaceutici S.p.A.
Chiron	Chiron Corporation
Chiron Collaboration Agreement	the Company's Collaboration Agreement with Chiron dated February 27, 2004, as amended in May 2005, July 2008 and September 2015
Company	XOMA Corporation, including subsidiaries
CPPA	Commercial Payment Purchase Agreement
CPRA	California Privacy Rights Act
EMA	European Medicines Agency
ESPP	2015 Employee Stock Purchase Plan, as amended
EU	European Union
FCPA	U.S. Foreign Corrupt Practices Act of 1977, as amended
FDA	U.S. Food and Drug Administration
GAAP	Generally accepted accounting principles
G&A	General and administrative
GDPR	General Data Protection Regulation
Gevokizumab License Agreement	the Company's License Agreement with Novartis dated August 24, 2017
HCRP	Healthcare Royalty Partners II, L.P.

HCW	H.C. Wainwright & Co., LLC
HIPAA	Federal Health Insurance Portability and Accountability Act of 1996
ICE®	Innate cell engager
Janssen	Janssen Biotech, Inc.
Kuros	Kuros Biosciences AG, Kuros US LLC and Kuros Royalty Fund (US) LLC, collectively
Kuros RPA	the Company's Royalty Purchase Agreement with Kuros dated July 14, 2021
Merck	Merck Sharp & Dohme Corp
NDA	New Drug Application
NOL	net operating loss
Novartis	Novartis Pharma AG, Novartis International Pharmaceutical Ltd., Novartis Institutes for Biomedical Research, Inc. and/or Novartis Vaccines and Diagnostics, Inc.
Novartis Note Agreement	the secured note agreement with Novartis (previously Chiron) dated May 26, 2005, as amended
Novartis Note	the note with Novartis pursuant to the Novartis Note Agreement
Ology Bioservices	Ology Bioservices Inc. (formerly Nanotherapeutics Inc., now a wholly owned subsidiary of National Resilience, Inc.)
Palo	Palobiofarma, S.L.
Palo RPA	the Company's Royalty Purchase Agreement with Palo dated September 26, 2019
Pfizer	Pfizer, Inc.
R&D	Research and development
Regeneron	Regeneron Pharmaceuticals, Inc.
Retention Plan	Retention and Severance Plan dated March 31, 2022
Rezolute	Rezolute, Inc., formerly Antria Bio
Rezolute License Agreement	the Company's License Agreement with Rezolute dated December 6, 2017, as amended in March 2018, January 2019 and March 2020
RPA	Royalty Purchase Agreement
Roche	F. Hoffmann-La Roche AG
SEC	U.S. Securities and Exchange Commission
Second Bioasis RPA	the Company's Royalty Purchase Agreement with Bioasis dated November 2, 2020
Series A Preferred Stock	the 8.625% Series A cumulative, perpetual preferred stock issued in December 2020
Series B Preferred Stock	the 8.375% Series B cumulative, perpetual preferred stock issued in April 2021
Series A and Series B Preferred Stock	Series A Preferred Stock and Series B Preferred Stock, collectively
Series B Depositary Shares	the depositary shares, each representing 1/1000th interest in a share of Series B Preferred Stock
Sonnet	Sonnet BioTherapeutics, Inc., formerly Oncobiologics, Inc.
Sonnet Collaboration Agreement	the Company's Collaboration Agreement with Sonnet dated July 23, 2012, as amended in May 2019
SOX	Sarbanes-Oxley Act of 2002
SVB	Silicon Valley Bank
SVB Loan Agreement	the loan and security agreement with SVB dated May 7, 2018, as amended
SVB Loan	the loan with SVB pursuant to the SVB Loan Agreement
Takeda	Takeda Pharmaceutical Company Limited
Takeda Collaboration Agreement	the Company's Collaboration Agreement with Takeda dated November 1, 2006, as amended in February 2007 and February 2009
Viracta	Viracta Therapeutics, Inc.
Viracta RPA	the Company's Royalty Purchase Agreement with Viracta dated March 22, 2021
XOMA	XOMA Corporation, a Delaware corporation, including subsidiaries

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

XOMA CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	June 30,	December 31,
	2022	2021
	(unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$83,182	$93,328
Restricted cash	—	2,049
Short-term equity securities	523	774
Trade and other receivables, net	5	209
Short-term royalty and commercial payment receivables	2,500	—
Prepaid expenses and other current assets	1,051	613
Total current assets	87,261	96,973
Property and equipment, net	10	13
Operating lease right-of-use assets	116	200
Long-term royalty and commercial payment receivables	66,575	69,075
Other assets - long term	260	301
Total assets	$154,222	$166,562

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,153	$1,072
Accrued and other liabilities	1,026	525
Income taxes payable	—	91
Contingent consideration under RPAs and CPPAs	3,075	8,075
Operating lease liabilities	133	195
Unearned revenue recognized under units-of-revenue method	1,669	1,641
Preferred stock dividend accrual	1,368	1,368
Total current liabilities	8,424	12,967
Unearned revenue recognized under units-of-revenue method – long-term	10,842	11,685
Long-term operating lease liabilities	—	34
Total liabilities	19,266	24,686

Commitments and Contingencies (Note 9)

Stockholders’ equity:
Preferred Stock, $0.05 par value, 1,000,000 shares authorized:
8.625% Series A cumulative, perpetual preferred stock, 984,000 shares issued and outstanding at June 30, 2022 and December 31, 2021	49	49
8.375% Series B cumulative, perpetual preferred stock, 1,600 shares issued and outstanding at June 30, 2022 and December 31, 2021	—	—
Convertible preferred stock, 5,003 shares issued and outstanding at June 30, 2022 and December 31, 2021	—	—
Common stock, $0.0075 par value, 277,333,332 shares authorized, 11,423,823 and 11,315,263 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	86	85
Additional paid-in capital	1,307,059	1,307,030
Accumulated deficit	(1,172,238)	(1,165,288)
Total stockholders’ equity	134,956	141,876
Total liabilities and stockholders’ equity	$154,222	$166,562

The accompanying notes are an integral part of these condensed consolidated financial statements.

(Note 1) The condensed consolidated balance sheet as of December 31, 2021, has been derived from the audited consolidated financial statements as of that date included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

XOMA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Revenues:
Revenue from contracts with customers	$525	$525	$3,275	$544
Revenue recognized under units-of-revenue method	458	376	815	731
Total revenues	983	901	4,090	1,275

Operating expenses:
Research and development	40	38	96	99
General and administrative	5,710	3,927	10,826	10,667
Total operating expenses	5,750	3,965	10,922	10,766

Loss from operations	(4,767)	(3,064)	(6,832)	(9,491)

Other income (expense), net:
Interest expense	—	(172)	—	(461)
Loss on extinguishment of debt	—	(300)	—	(300)
Other income (expense), net	97	1,299	(118)	642
Net loss and comprehensive loss	$(4,670)	$(2,237)	$(6,950)	$(9,610)
Less: accumulated dividends on Series A and Series B preferred stock	(1,368)	(1,293)	(2,736)	(1,824)
Net loss attributable to common stockholders, basic and diluted	$(6,038)	$(3,530)	$(9,686)	$(11,434)
Basic and diluted net loss per share attributable to common stockholders	$(0.53)	$(0.31)	$(0.85)	$(1.02)
Weighted average shares used in computing basic and diluted net loss per share attributable to common stockholders	11,421	11,285	11,376	11,263

The accompanying notes are an integral part of these condensed consolidated financial statements.

XOMA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands)

	Series A		Series B		Convertible				Additional		Total
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2021	984	$49	2	$—	5	$—	11,315	$85	$1,307,030	$(1,165,288)	$141,876
Exercise of stock options	—	—	—	—	—	—	91	1	632	—	633
Issuance of common stock related to 401(k) contribution	—	—	—	—	—	—	4	—	85	—	85
Stock-based compensation expense	—	—	—	—	—	—	—	—	978	—	978
Preferred stock dividends	—	—	—	—	—	—	—	—	(1,368)	—	(1,368)
Net loss and comprehensive loss	—	—	—	—	—	—	—	—	—	(2,280)	(2,280)
Balance, March 31, 2022	984	$49	2	$—	5	$—	11,410	$86	$1,307,357	$(1,167,568)	$139,924
Exercise of stock options	—	—	—	—	—	—	11	—	189	—	189
Issuance of common stock related to ESPP	—	—	—	—	—	—	3	—	45	—	45
Stock-based compensation expense	—	—	—	—	—	—	—	—	836	—	836
Preferred stock dividends	—	—	—	—	—	—	—	—	(1,368)	—	(1,368)
Net loss and comprehensive loss	—	—	—	—	—	—	—	—	—	(4,670)	(4,670)
Balance, June 30, 2022	984	$49	2	$—	5	$—	11,424	$86	$1,307,059	$(1,172,238)	$134,956

	Series A		Series B		Convertible				Additional		Total
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2020	984	$49	—	$—	5	$—	11,229	$84	$1,267,377	$(1,181,086)	$86,424
Exercise of stock options	—	—	—	—	—	—	24	—	388	—	388
Exercise of common stock warrants	—	—	—	—	—	—	5	—	—	—	—
Issuance of common stock related to 401(k) contribution	—	—	—	—	—	—	2	—	90	—	90
Stock-based compensation expense	—	—	—	—	—	—	—	—	2,898	—	2,898
Preferred stock dividends	—	—	—	—	—	—	—	—	(707)	—	(707)
Net loss and comprehensive loss	—	—	—	—	—	—	—	—	—	(7,373)	(7,373)
Balance, March 31, 2021	984	$49	—	$—	5	$—	11,260	$84	$1,270,046	$(1,188,459)	$81,720
Exercise of stock options	—	—	—	—	—	—	49	1	593	—	594
Issuance of common stock related to ESPP	—	—	—	—	—	—	1	—	17	—	17
Stock-based compensation expense	—	—	—	—	—	—	—	—	768	—	768
Issuance of preferred stock	—	—	2	—	—	—	—	—	37,140	—	37,140
Preferred stock dividends	—	—	—	—	—	—	—	—	(1,424)	—	(1,424)
Net loss and comprehensive loss	—	—	—	—	—	—	—	—	—	(2,237)	(2,237)
Balance, June 30, 2021	984	$49	2	$—	5	$—	11,310	$85	$1,307,140	$(1,190,696)	$116,578

The accompanying notes are an integral part of these condensed consolidated financial statements.

XOMA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(6,950)	$(9,610)
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	1,815	3,666
Common stock contribution to 401(k)	85	90
Depreciation	3	4
Amortization of debt issuance costs, debt discount and final payment on debt	—	200
Loss on extinguishment of debt	—	300
Non-cash lease expense	84	79
Change in fair value of equity securities	251	(617)
Changes in assets and liabilities:
Trade and other receivables, net	204	251
Income tax receivable	—	1,526
Prepaid expenses and other assets	(398)	(701)
Accounts payable and accrued liabilities	582	748
Income taxes payable	(91)	—
Operating lease liabilities	(96)	(88)
Unearned revenue recognized under units-of-revenue method	(815)	(731)
Other liabilities	—	(6)
Net cash used in operating activities	(5,326)	(4,889)

Cash flows from investing activities:
Payment of contingent consideration under RPAs and CPPAs	(5,000)	—
Payments related to purchase of royalty rights and other commercial payment rights	—	(13,500)
Net cash used in investing activities	(5,000)	(13,500)

Cash flows from financing activities:
Proceeds from issuance of preferred stock	—	40,000
Payment of preferred stock dividends	(2,736)	(707)
Payment of preferred and common stock issuance costs	—	(3,106)
Proceeds from exercise of options	1,905	1,355
Taxes paid related to net share settlement of equity awards	(1,038)	(355)
Principal payments – debt	—	(4,250)
Payment for extinguishment of debt	—	(17,103)
Payment for debt modification fee	—	(24)
Net cash (used in) provided by financing activities	(1,869)	15,810

Net decrease in cash, cash equivalents and restricted cash	(12,195)	(2,579)
Cash and restricted cash at the beginning of the period	95,377	86,364
Cash, cash equivalents and restricted cash at the end of the period	$83,182	$83,785

Supplemental Cash Flow Information:
Cash paid for taxes	$95	$—
Cash paid for interest	$—	$311
Non-cash investing and financing activities:
Preferred stock dividend accrual	$1,368	$1,424
Accrued cost related to issuance of preferred stock	$—	$105

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

Liquidity and Financial Condition

The Company has incurred significant operating losses and negative cash flows from operations since its inception. As of June 30, 2022, the Company had cash and cash equivalents of $83.2 million. Based on the Company’s current cash balance and its ability to control discretionary spending, such as royalty acquisitions, the Company has evaluated and concluded its financial condition is sufficient to fund its planned operations and commitments and contractual obligations for a period of at least one year following the date that these condensed consolidated financial statements are issued.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures. On an ongoing basis, management evaluates its estimates including, but not limited to, those related to revenue recognition, revenue recognized under the units-of-revenue method, royalty and commercial payment receivables, legal contingencies, contingent consideration and stock-based compensation. The Company bases its estimates on historical experience and on various other market-specific and other relevant assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

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

Cash, Cash Equivalents and Restricted Cash

Cash consists of bank deposits held in business checking and interest-bearing deposit accounts. As of June 30, 2022, the Company had cash equivalent balances of $30.0 million, defined as highly liquid financial instruments purchased with original maturities of three months or less. The Company considers all highly liquid debt instruments with maturities of three months or less at the time the Company acquires them and that can be liquidated without prior notice or penalty to be cash equivalents. As of December 31, 2021, the Company did not have any cash equivalent balances.

Restricted cash as of December 31, 2021 consisted of bank deposits held to pay dividends on the Company’s Series A and Series B Preferred Stock. As of June 30, 2022, the Company has paid the first year of dividends for the Series A and Series B Preferred stock and is no longer required to hold a restricted cash balance.

The Company maintains cash balances at commercial banks. Balances commonly exceed the amount insured by the Federal Deposit Insurance Corporation. The Company has not experienced any losses in such accounts, and management believes that the Company is not exposed to any significant credit risk with respect to such cash.

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same amounts shown in the condensed consolidated statements of cash flows (in thousands):

	June 30,	December 31,
	2022	2021

Cash and cash equivalents	$83,182	$93,328
Restricted cash	—	2,049
Total cash, cash equivalents and restricted cash	$83,182	$95,377

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

The Company accounts for milestone and royalty rights related to developmental pipeline products on a non-accrual basis using the cost recovery method. These developmental pipeline products are non-commercialized, non-approved products that require FDA or other regulatory approval, and thus have uncertain cash flows. The Company is not yet able to reliably forecast future cash flows given their pre-commercial stages of development. The related receivable balance is classified as noncurrent or current based on whether payments are probable to be received in the near term. Under the cost recovery method, any milestone or royalty payment received is recorded as a direct reduction of the recorded receivable balance. When the recorded receivable balance has been fully collected, any additional amounts collected are recognized as revenue.

The Company reviews public information on clinical trials, press releases and updates from its partners regularly to identify any impairment indicators or changes in expected recoverability of the long-term royalty receivable asset. If an impairment indicator is identified, and the Company determines expected future cash flows discounted to the current period are less than the carrying value of the asset, the Company will record impairment. The impairment will be recognized by reducing the financial asset to an amount that represents the present value of the most recent estimate of future cash flows. No impairment indicators were identified, and no impairment was recorded as of June 30, 2022 and December 31, 2021.

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

Diluted net loss per share attributable to common stockholders is based on the weighted average number of shares outstanding during the period, adjusted to include the assumed exercise of certain stock options and warrants for common stock. The calculation of diluted net loss per share attributable to common stockholders requires that, to the extent the average market price of the underlying shares for the reporting period exceeds the exercise price of any outstanding options or warrants, the presumed exercise of such securities is dilutive to net loss per share attributable to common stockholders for the period. Adjustments to the denominator are required to reflect the related dilutive shares. The Company’s Series A and Series B Preferred Stock become convertible upon the occurrence of specific events other than a change in the Company’s share price and, therefore, are not included in the diluted shares until the contingency is resolved.

Concentration of Risk

Cash, cash equivalents and receivables are financial instruments which potentially subject the Company to concentrations of credit risk, as well as liquidity risk.

The Company monitors the creditworthiness of its customers to which it grants credit terms in the normal course of business but does not generally require collateral on receivables. For the three months ended June 30, 2022, two partners represented 51% and 47% of total revenues. For the six months ended June 30, 2022, four partners represented 49%, 20%, 18% and 12% of total revenues. For the three months ended June 30, 2021, two partners represented 55% and 42% of total revenues. For the six months ended June 30, 2021, two partners represented 57% and 39% of total revenues. As of December 31, 2021, one partner represented 100% of the trade receivables, net balance. As of June 30, 2022, the Company had no trade receivables, net balance.

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

Recent Accounting Pronouncements Not Yet Adopted

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

3. Condensed Consolidated Financial Statements Details

Equity Securities

As of June 30, 2022 and December 31, 2021, equity securities consisted of an investment in Rezolute’s common stock of $0.5 million and $0.8 million, respectively (Note 4). For the three and six months ended June 30, 2022, the Company recognized a loss of $25,000 and $0.3 million, respectively, due to the change in fair value of its investment in Rezolute’s common stock in the other income (expense), net line item of the condensed consolidated statements of operations and comprehensive loss. For the three and six months ended June 30, 2021, the Company recognized a gain of $1.3 million and $0.6 million, respectively, due to the change in fair value of its investment.

Accrued and Other Liabilities

Accrued and other liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2022	2021
Accrued incentive compensation	461	55
Accrued legal and accounting fees	424	295
Accrued payroll and benefits	121	135
Other accrued liabilities	20	40
Total	$1,026	$525

Net Loss Per Share Attributable to Common Stockholders

The following is a reconciliation of the numerator (net loss) and the denominator (number of shares) used in the calculation of basic and diluted net loss per share attributable to common stockholders (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator
Net loss	$(4,670)	$(2,237)	$(6,950)	$(9,610)
Less: Series A accumulated dividends	(530)	(530)	(1,061)	(1,061)
Less: Series B accumulated dividends	(838)	(763)	(1,675)	(763)
Net loss attributable to common stockholders, basic and diluted	$(6,038)	$(3,530)	$(9,686)	$(11,434)

Denominator
Weighted average shares used in computing basic and diluted net loss per share attributable to common stockholders	11,421	11,285	11,376	11,263
Basic and diluted net loss per share attributable to common stockholders	$(0.53)	(0.31)	$(0.85)	$(1.02)

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

The following table shows the weighted-average shares from outstanding securities considered anti-dilutive and therefore excluded from the computation of diluted net loss per share attributable to common stockholders (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Convertible preferred stock	5,003	5,003	5,003	5,003
Common stock options	889	377	813	318
Warrants for common stock	6	5	6	5
Total	5,898	5,385	5,822	5,326

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

On October 21, 2020, the Company earned a $25.0 million milestone upon the dosing of the first patient in Novartis’ first NIS793 Phase 2 clinical trial. As specified under the terms of the Anti-TGFβ Antibody License Agreement, the Company received $17.7 million in cash, and the remaining balance of $7.3 million was recognized as a reduction to the Company's debt obligation to Novartis.

On October 20, 2021, the Company earned a $35.0 million milestone payment upon dosing of the first patient in Novartis’ first NIS793 Phase 3 clinical trial. The Company is eligible to receive remaining milestones up to a total of $410.0 million under the Anti-TGFβ Antibody License Agreement.

As of June 30, 2022 and December 31, 2021, there were no contract assets or contract liabilities related to this arrangement. None of the costs to obtain or fulfill the contract were capitalized. No revenue was recognized for the three and six months ended June 30, 2022 and 2021.

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

Based on the achievement of pre-specified criteria, the Company is eligible to receive up to $438.0 million in development, regulatory and commercial milestones under the Gevokizumab License Agreement. The Company is also eligible to receive royalties on sales of licensed products, which are tiered based on sales levels and range from the high single-digits to mid teens. Under the IL-1 Target License Agreement, the Company received an upfront cash payment of $10.0 million and is eligible to receive low single-digit royalties on canakinumab sales in cardiovascular indications covered by the Company’s patents. Should Novartis exercise the Exclusivity Option, the royalties on canakinumab sales will increase to the mid single-digits.

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

As of June 30, 2022 and December 31, 2021, there were no contract assets or contract liabilities related to this arrangement, and none of the costs to obtain or fulfill the contract were capitalized. No revenue was recognized for the three and six months ended June 30, 2022 and 2021.

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

No revenue was recognized for the three months ended June 30, 2022. The Company earned a development milestone pursuant to the Takeda Collaboration Agreement and recognized $0.8 million as revenue from contracts with customers in the condensed consolidated statement of operations and comprehensive loss for the six months ended June 30, 2022. No revenue was recognized for the three and six months ended June 30, 2021.

As of June 30, 2022 and December 31, 2021, there were no contract assets or contract liabilities related to this arrangement, and none of the costs to obtain or fulfill the contract were capitalized. The Company is eligible to receive remaining milestones up to a total of $16.0 million under the Takeda Collaboration Agreement.

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

Under the terms of the license agreement, Rezolute is responsible for all development, regulatory, manufacturing and commercialization activities associated with RZ358 and is required to make certain development, regulatory and commercial milestone payments to the Company of up to $232.0 million in the aggregate based on the achievement of pre-specified criteria. Under the license agreement, the Company is also eligible to receive royalties ranging from the high single-digits to the mid teens based upon annual net sales of any commercial product incorporating RZ358.

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

The license agreement was subsequently amended in 2018, 2019 and 2020. Pursuant to the terms of the license agreement as amended, the Company received a total of $6.0 million upon Rezolute’s financing and $8.5 million in installment payments through October 2020. The Company also received 161,861 shares of Rezolute’s common stock (as adjusted for the 1:50 reverse stock split in October 2020).

In January 2022, Rezolute dosed the last patient in its Phase 2b clinical trial for RZ358, which triggered a $2.0 million milestone payment due to XOMA pursuant to the Rezolute License Agreement.

The Company recognized no revenue and $2.0 million as revenue from contracts with customers in the condensed consolidated statement of operations and comprehensive loss for the three and six months ended June 30, 2022, respectively. No revenue was recognized for the three and six months ended June 30, 2021.

As of June 30, 2022 and December 31, 2021, there were no contract assets or contract liabilities related to this arrangement. None of the costs to obtain or fulfill the contract were capitalized.

Janssen Biotech

The Company and Janssen were parties to a license agreement which was terminated in 2017. In August 2019, the Company and Janssen entered into a new agreement pursuant to which the Company granted a non-exclusive license to Janssen to develop and commercialize certain drug candidates under the XOMA patents and know-how. Under the new agreement, Janssen made a one-time payment of $2.5 million to XOMA. Additionally, for each drug candidate, the Company is entitled to receive milestone payments of up to $3.0 million upon Janssen’s achievement of certain clinical development and regulatory approval events. Additional milestones may be due for drug candidates which are the subject of multiple clinical trials. Upon commercialization, the Company is eligible to receive 0.75% royalty on net sales of each product. Janssen’s obligation to pay royalties with respect to a particular product and country will continue until the eighth-

year-and-sixth-month anniversary of the first commercial sale of the product in such country. The new agreement will remain in effect unless terminated by mutual written agreement of the parties.

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

As of June 30, 2022 and December 31, 2021, there were no contract assets or contract liabilities related to this arrangement. None of the costs to obtain or fulfill the contract were capitalized. No revenue was recognized for the three and six months ended June 30, 2022. The Company recognized milestone revenue of $0.5 million for the three and six months ended June 30, 2021.

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

The Company concluded that the commercial milestone payments are solely dependent on Affimed’s performance and achievement of specified events. The Company determined that it is not probable that a significant cumulative revenue reversal will not occur in future periods for these future payments. Therefore, the commercial milestones are fully constrained and excluded from the transaction price until the respective milestone is achieved. Any consideration related to commercial milestones (including royalties) will be recognized when the related approvals occur and therefore have also been excluded from the transaction price. At the end of each reporting period, the Company will update its assessment of whether an estimate of variable consideration is constrained and update the estimated transaction price accordingly.

As of June 30, 2022 and December 31, 2021, there were no contract assets or contract liabilities related to this arrangement. None of the costs to obtain or fulfill the contract were capitalized. No revenue was recognized for the three and six months ended June 30, 2022. No revenue was recognized for the three and six months ended June 30, 2021.

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

The Company classified the proceeds received from HCRP as unearned revenue, to be recognized as revenue under the units-of-revenue method over the life of the license agreements because of the Company’s limited continuing involvement in the Acquisition Agreements. Such limited continuing involvement is related to the Company’s undertaking to cooperate with HCRP in the event of litigation or a dispute related to the license agreements. Because the transaction was structured as a non-cancellable sale, the Company does not have significant continuing involvement in the generation of the cash flows due to HCRP, and there are no guaranteed rates of return to HCRP, the Company recorded the total proceeds of $18.0 million as unearned revenue recognized under the units-of-revenue method. The Company allocated the total proceeds between the two Royalty Sale Agreements based on the relative fair value of expected payments to be made to HCRP under the license agreements. The unearned revenue is being recognized as revenue over the life of the underlying license agreements under the "units-of-revenue" method. Under this method, amortization for a reporting period is calculated by computing a ratio of the allocated proceeds received from HCRP to the payments expected to be made by the licensees to HCRP over the term of the Acquisition Agreements and then applying that ratio to the period’s cash payment. During the third quarter of 2018, the Shire product underlying the Dyax Corp. license agreement was approved, and the Company began recognizing revenue under the units-of-revenue method due to sales of the approved product.

The Company recognized $0.5 million and $0.8 million as revenue under the units-of-revenue method under these arrangements during the three and six months ended June 30, 2022, respectively. The Company recognized $0.4 million and $0.7 million as revenue under the units-of-revenue method under these arrangements during the three and six months ended June 30, 2021, respectively.

As of June 30, 2022, the Company classified $1.7 million and $10.8 million as current and non-current unearned revenue recognized under the units-of-revenue method, respectively. As of December 31, 2021, the Company classified $1.6 million and $11.7 million as current and non-current unearned revenue recognized under the units-of-revenue method, respectively.

5. Royalty and Commercial Payment Purchase Agreements

The balance of long-term royalty and commercial payment receivables was $66.6 million and $69.1 million as of June 30, 2022 and December 31, 2021, respectively. The balance of short-term royalty and commercial payment receivables was $2.5 million as of June 30, 2022. There were no short-term royalty and commercial payment receivables as of December 31, 2021. There were no acquisitions of royalty rights, commercial payment rights or cash receipts for achievement of contractual milestones during the three and six months ended June 30, 2022.

Royalty Purchase Agreement with Agenus

On September 20, 2018, the Company entered into the Agenus RPA, pursuant to which the Company acquired the right to receive 33% of the future royalties on six Incyte Europe S.a.r.l. (“Incyte”) immuno-oncology assets, currently in development, due to Agenus from Incyte (net of certain royalties payable by Agenus to a third party) and 10% of all future developmental, regulatory and commercial milestones related to these assets. However, the Company did not have a right to the expected near-term milestone associated with the entry of INCAGN2390 (anti-TIM-3) into its Phase 1 clinical trial. The future royalties due to Agenus from Incyte are based on low single to mid teens-digit percentage of applicable net sales.

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

In November 2020, MK-4830 advanced into Phase 2 development, and Agenus earned a $10.0 million clinical development milestone under its license agreement with Merck, of which the Company earned $1.0 million. In accordance with the cost recovery method, the $1.0 million milestone received was recorded as a direct reduction of the recorded long-term royalty receivable balance.

The Company continues to assess that no further payments are probable to be received under this agreement in the near term. Under the cost recovery method, the Company does not expect to recognize any income related to milestones and royalties received until the purchase price has been fully collected.  The Company performed its quarterly impairment assessment, and no impairment indicators were identified. Accordingly, no impairment was recorded as of June 30, 2022 or December 31, 2021.

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

At the inception of the agreement, the Company recorded $0.4 million as long-term royalty receivables in its consolidated balance sheet, including the estimated fair value of the Bioasis Contingent Consideration of $0.1 million. Future changes in the estimated fair value of the contingent consideration will be recognized in the other income (expense), net line item of the condensed consolidated statement of operations and comprehensive income. As of June 30, 2022, there was no change in the fair value of the contingent consideration from its initial value and no amounts were paid during the three and six months ended June 30, 2022. The Company continues to assess that no payments are probable to be received under this agreement in the near term. Under the cost recovery method, the Company does not expect to recognize any income related to milestones and royalties received until the purchase price has been fully collected. The Company performed its quarterly impairment assessment, and no impairment indicators were identified. Accordingly, no impairment was recorded as of June 30, 2022 or December 31, 2021.

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

At the inception of the Second Bioasis RPA, the Company recorded $1.2 million as long-term royalty receivables in its consolidated balance sheet. The Company continues to assess that no payments are probable to be received under the Second Bioasis RPA in the near term. Under the cost recovery method, the Company does not expect to recognize any income related to milestones and other payments until the purchase price has been fully collected. The Company performed its quarterly impairment assessment, and no impairment indicators were identified. Accordingly, no impairment was recorded as of June 30, 2022 or December 31, 2021.

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

Under the cost recovery method, the Company does not expect to recognize any income related to milestones and royalties received until the purchase price has been fully collected. The Company performed its quarterly impairment assessment, and no impairment indicators were identified. Accordingly, no impairment was recorded as of June 30, 2022 or December 31, 2021.

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

Under the terms of the Palo RPA, the Company paid Palo a $10.0 million payment at the close of the transaction, which occurred simultaneously upon parties’ entry into the Palo RPA on September 26, 2019.

At the inception of the agreement, the Company recorded $10.0 million as long-term royalty receivables in its consolidated balance sheet. The Company continues to assess that no payments are probable to be received under this agreement in the near term. Under the cost recovery method, the Company does not expect to recognize any income related to royalties received until the purchase price has been fully collected. The Company performed its quarterly impairment assessment, and no impairment indicators were identified. Accordingly, no impairment was recorded as of June 30, 2022 or December 31, 2021.

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

At the inception of the Viracta RPA, the Company recorded $13.5 million as long-term royalty receivables in its consolidated balance sheet. No payments are probable to be received under the Viracta RPA in the near term. Under the cost recovery method, the Company does not expect to recognize any income related to royalties, milestones and other payments until the purchase price has been fully collected. The Company performed its quarterly impairment assessment, and no impairment indicators were identified. Accordingly, no impairment was recorded as of June 30, 2022 or December 31, 2021.

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

In May 2022, Regeneron completed its acquisition of Checkmate Pharmaceuticals resulting in a $5.0 million milestone payment to Kuros.  Pursuant to the Kuros RPA, XOMA is entitled to 50% of the milestone payment, which was received by XOMA on July 5, 2022. The Company reclassified $2.5 million of royalty and commercial payment receivables from long-term to short-term in the condensed consolidated balance sheet as of June 30, 2022.

The Company performed its quarterly impairment assessment, and no impairment indicators were identified. Accordingly, no impairment was recorded as of June 30, 2022 or December 31, 2021.

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

On January 28, 2022, Genentech, a member of the Roche group, received approval from the FDA to commercialize faricimab (faricimab-svoa) for the treatment of wet, or neovascular, age-related macular degeneration and diabetic macular edema. Roche launched faricimab-svoa during the quarter ended March 31, 2022. The Company is eligible to receive a 0.5% commercial payment stream on net sales associated with faricimab for a ten-year period following its first commercial sale in the United States. Based upon limited available information the Company is unable to reasonably estimate net sales during the three and six months ended June 30, 2022. The Company acquired this interest under the Affitech CPPA, pursuant to which the Company paid Affitech a $5.0 million milestone tied to these U.S. marketing approvals. The Company may pay up to an additional $3.0 million to Affitech based on the achievement of certain regulatory approval milestones and $12.0 million based on the achievement of sales-based milestones.

Under the cost recovery method, the Company does not expect to recognize any income related to future commercial payment receipts until the purchase price has been fully collected. The Company performed its quarterly impairment assessment, and no impairment indicators were identified. Accordingly, no impairment was recorded as of June 30, 2022 or December 31, 2021.

The following table summarizes the royalty receivable activities during the six months ended June 30, 2022 (in thousands):

	Short-Term	Long-Term
Balance at December 31, 2021	$—	$69,075
Reclassification to short-term royalty and commercial payment receivable	2,500	(2,500)
Balance at June 30, 2022	$2,500	$66,575

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

The following tables set forth the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as follows (in thousands):

	Fair Value Measurements at June 30, 2022 Using:
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Cash equivalents:
Money market funds	$10,054	$—	$—	$10,054
US treasury bills	19,975	—	—	19,975
Total cash equivalents	30,029	—	—	30,029
Equity securities	523	—	—	523
Total financial assets	$30,552	$—	$—	$30,552
Liabilities:
Contingent consideration under RPAs and CPPAs	$—	$—	$3,075	$3,075

	Fair Value Measurements at December 31, 2021 Using:
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Equity securities	$774	$—	$—	$774
Liabilities:
Contingent consideration under RPAs and CPPAs	$—	$—	$8,075	$8,075

During the three and six months ended June 30, 2022, there were no transfers between levels.

Equity Securities

The equity securities consisted of an investment in Rezolute’s common stock and are classified on the condensed consolidated balance sheets as current assets as of June 30, 2022 and December 31, 2021. The equity securities are revalued each reporting period with changes in fair value recorded in the other income (expense), net line item of the condensed consolidated statements of operations and comprehensive loss. As of June 30, 2022 and December 31, 2021, the Company valued the equity securities using the closing price for Rezolute’s common stock traded on the Nasdaq Stock Market of $3.23 and $4.78, respectively. The inputs that were used to calculate the fair value of the equity securities were observable prices in active markets and therefore were classified as a Level 1 fair value measurement.

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

Changes in the fair value of the liability for contingent consideration will be recorded in the other income (expense), net line item of the condensed consolidated statements of operations and comprehensive loss until settlement. As of June 30, 2022, there were no changes in the estimated fair value of the contingent consideration recorded pursuant to the Bioasis RPA from the initial value of $0.1 million. There were no changes in the estimated fair value of the contingent consideration recorded pursuant to the Affitech CPPA during the three months ended June 30, 2022. During the six months ended June 30, 2022, the estimated fair value of the contingent consideration recorded pursuant to the Affitech CPPA decreased from $8.0 million to $3.0 million after the Company paid Affitech a total of $5.0 million for milestones tied to the achievement of U.S. marketing approvals in January 2022.

7. Lease Agreements

The Company leases one facility in Emeryville, California under an operating lease that expires in February 2023. The Emeryville lease contains an option to extend the lease for an additional term, however, the Company is not reasonably certain to exercise this option.

The following table summarizes maturity of the Company’s operating lease liabilities as of June 30, 2022 (in thousands):

Operating
Undiscounted lease payments	Leases
2022 (excluding the six months ended June 30, 2022)	101
2023	34
Total undiscounted lease payments	135
Present value adjustment	(2)
Total net lease liabilities	$133

The following table summarizes the cost components of the Company’s operating leases for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Lease costs:
Operating lease cost	$44	$44	$88	$88
Variable lease cost (1)	2	2	5	5
Total lease costs	$46	$46	$93	$93

(1)Under the terms of the lease agreement, the Company is also responsible for certain variable lease payments that are not included in the measurement of the lease liability. Variable lease payments include non-lease components such as common area maintenance fees.

The following information represents supplemental disclosure for the statement of cash flows related to operating leases (in thousands):

	Six Months Ended June 30,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows under operating leases	$101	$98

The present value assumptions used in calculating the present value of the lease payments as of June 30, 2022 and December 31, 2021 were as follows:

	June 30,	December 31,
	2022	2021
Weighted-average remaining lease term	0.67 years	1.17 years
Weighted-average discount rate	5.51%	5.51%

8. Common Stock Warrants

As of June 30, 2022 and December 31, 2021, the following common stock warrants were outstanding:

			Exercise Price	June 30,	December 31,
Issuance Date	Expiration Date	Balance Sheet Classification	per Share	2022	2021
May 2018	May 2028	Stockholders’ equity	$23.69	6,332	6,332
March 2019	March 2029	Stockholders’ equity	$14.71	4,845	4,845
				11,177	11,177

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

Contingent Consideration

Pursuant to the Company’s RPAs and CPPAs with Bioasis, Aronora, Kuros and Affitech, the Company has committed to pay the Bioasis Contingent Consideration, the Aronora Royalty Milestones, the Kuros Sales Milestones and the Affitech regulatory and sales milestones. As of June 30, 2022, the estimated fair value of the Bioasis Contingent Consideration is $0.1 million and the estimated fair value of the Affitech Regulatory Milestones is $3.0 million (Note 6). The liability for future Aronora Royalty Milestones, Kuros Sales Milestones and Affitech Sales Milestones will be recorded when the amounts, by product, are estimable and probable. As of June 30, 2022, none of these Aronora Royalty Milestones, Kuros Sales Milestones or Affitech Sales Milestones were assessed to be probable and as such, no liability was recorded on the condensed consolidated balance sheet.

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

The fair value of the stock options granted during the three and six months ended June 30, 2022 and 2021, was estimated based on the following weighted average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Dividend yield	0%	0%	0%	0%
Expected volatility	69%	76%	70%	94%
Risk-free interest rate	2.90%	1.06%	2.17%	0.77%
Expected term	5.61 years	6.00 years	5.65 years	5.68 years

Stock option activity for the six months ended June 30, 2022, was as follows:

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Contractual	Intrinsic
	Number of	Price	Term	Value
	shares	Per Share	(in years)	(in thousands)
Outstanding at January 1, 2022	1,911,177	$20.64	6.33	$15,103
Granted	222,972	19.83
Exercised	(101,811)	8.07
Forfeited, expired or cancelled	(7,447)	31.04
Outstanding at June 30, 2022	2,024,891	$21.15	6.31	$16,048
Exercisable at June 30, 2022	1,571,458	$19.94	5.47	$15,414

The aggregate intrinsic value of stock options exercised during the six months ended June 30, 2022 and 2021 was $2.1 million and $1.5 million, respectively.

The weighted-average grant-date fair value per share of the options granted during the six months ended June 30, 2022 and 2021 was $12.21 and $27.89, respectively.

As of June 30, 2022, $5.0 million of total unrecognized compensation expense related to stock options is expected to be recognized over a weighted average period of 2.11 years.

Stock-based Compensation Expense

The following table shows total stock-based compensation expense for stock options and ESPP in the condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
General and administrative	837	768	1,815	3,666
Total stock-based compensation expense	$837	$768	$1,815	$3,666

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

11. Capital Stock

Dividends

During the six months ended June 30, 2022, the Company’s Board of Directors declared and paid cash dividends on the Company’s Series A Preferred Stock and Series B Depositary shares as follows:

	Series A Preferred Stock	Series B Depositary Share
	Cash Dividend Declared	Cash Dividend Declared
Dividend Declaration Date	($ per share)	($ per share)	Dividend Payment Date
October 20, 2021	$0.53906	$0.52344	January 18, 2022
March 17, 2022	$0.53906	$0.52344	April 15, 2022
May 18, 2022	$0.53906	$0.52344	July 15, 2022

BVF Ownership

As of June 30, 2022, BVF owned approximately 30.9% of the Company’s total outstanding shares of common stock, and if all the Series X convertible preferred shares were converted, BVF would own 51.9% of the Company’s total outstanding shares of common stock. The Company’s Series A Preferred Stock becomes convertible upon the occurrence of specific events and as of June 30, 2022, the contingency was not met, therefore the Series A Preferred Stock is not included in the as-converted ownership calculation. Due to its significant equity ownership, BVF is considered a related party of the Company.

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

12. Income Taxes

No provision was made for federal income tax, since the Company has incurred net operating losses during the three and six months ended June 30, 2022 and 2021. The Company continues to maintain a full valuation allowance against its remaining net deferred tax assets.

The Company has a total of $5.9 million of gross unrecognized tax benefits, none of which would affect the effective tax rate upon realization as it currently has a full valuation allowance against its net deferred tax assets. The reversal of related deferred tax assets will be offset by a valuation allowance, should any of these uncertain tax positions be favorably settled in the future.

The Company does not expect its unrecognized tax benefits to change significantly over the next twelve months. The Company will recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. Through June 30, 2022, the Company has not accrued interest or penalties related to uncertain tax positions.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and the Private Securities Litigation Reform Act of 1995, which are subject to the “safe harbor” created by those sections. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to them. In some cases you can identify forward-looking statements by words such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential,” “intend” and similar expressions intended to identify forward-looking statements. Examples of these statements include, but are not limited to, statements regarding: our future operating expenses, our future losses, the success of our strategy as a royalty aggregator, the assumptions underlying our business model; the extent to which issued and pending patents may protect the products and processes in which we have an ownership or royalty interest and prevent the use of the covered subject matter by third parties, the potential of our existing product candidates to lead to the development of commercial products, our ability to receive potential milestone or royalty payments under license and collaboration agreements and the timing of receipt of those payments, and the impact of the evolving COVID-19 pandemic. These statements are based on assumptions that may not prove accurate. Actual results could differ materially from those anticipated due to certain risks inherent in the biotechnology industry and for our licensees engaged in the development of new products in a regulated market. Among other things: there can be no assurance that our revenues or expenses will meet any expectations or follow any trend(s); that we will be able to retain our key employees; future arbitration, litigation or disputes with third parties may have a material adverse effect on us; our product candidates subject to our out-license agreements are still being developed, and our licensees’ may require substantial funds to continue development which may not be available; we may not be successful in entering into out-license agreements for our product candidates; if our therapeutic product candidates do not receive regulatory approval, our third-party licensees will not be able to manufacture and market them; products or technologies of other companies may render some or all of our product candidates noncompetitive or obsolete; we do not know whether there will be, or will continue to be, a viable market for the products in which we have an ownership or royalty interest; even once approved, a product may be subject to additional testing or significant marketing restrictions, its approval may be withdrawn or it may be voluntarily taken off the market; we and our licensees are subject to various state and federal healthcare related laws and regulations that may impact the commercialization of our product candidates and could subject us to significant fines and penalties; and certain of our technologies are in-licensed from third parties, so our capabilities using them are restricted and subject to additional risks. These and other risks, including those related to current economic and financial market conditions, are contained principally in Part II, Item 1A of this Quarterly Report on Form 10-Q and our other filings with the SEC. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q. You should read this Quarterly Report on Form 10-Q completely and with the understanding that our actual future results may be materially different from those we expect. Except as required by law, we assume no obligation to update these forward-looking statements, whether as a result of new information, future events or otherwise.

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

Recent Business Developments

Portfolio Updates – Royalty and Commercial Payment Purchase Agreements

In July 2022, we received $2.5 million pursuant to our Kuros RPA. This payment represents 50% of a milestone earned by Kuros upon the closing of Regeneron’s acquisition of Checkmate Pharmaceuticals on May 31, 2022.

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

Portfolio Updates – License and Collaboration Agreements

In April 2022, Sonnet dosed the first patient in its Phase 1 clinical trial for SON-1010, and we earned a development-related milestone payment from Sonnet pursuant to our Sonnet Collaboration Agreement.

In January 2022, Rezolute dosed the last patient in its Phase 2b clinical trial for RZ358, and we earned a $2.0 million milestone payment pursuant to our Rezolute License Agreement.

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

Critical Accounting Policies

Critical accounting policies are those that require significant judgment and/or estimates by management at the time that the financial statements are prepared such that materially different results might have been reported if other assumptions had been made. We consider certain accounting policies including those related to legal contingencies, revenue recognition under the units-of-revenue method and stock-based compensation to be critical policies. There have been no significant changes in our critical accounting policies during the three and six months ended June 30, 2022, as compared with those previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 8, 2022.

Our significant accounting policies are included in “Note 2 – Basis of Presentation and Significant Accounting Policies” in our Condensed Consolidated Financial Statements.

Results of Operations

Revenues

Total revenues for the three and six months ended June 30, 2022 and 2021, were as follows (in thousands):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2022	2021	Change	2022	2021	Change
Revenue from contracts with customers	$525	$525	$—	$3,275	$544	$2,731
Revenue recognized under units-of-revenue method	458	376	82	815	731	84
Total revenues	$983	$901	$82	$4,090	$1,275	$2,815

Revenue from Contracts with Customers

Revenue from contracts with customers includes upfront fees, annual licenses fees and milestone payments related to the out-licensing of our legacy product candidates and technologies. While there was no change for the three months ended June 30, 2022, as compared to the same period in 2021, the balances included milestone payments from two different partners. The increase for the six months ended June 30, 2022, as compared to the same period in 2021, was primarily due to $2.0 million in revenue recognized in the first quarter of 2022 related to a milestone event under our Rezolute License Agreement and a $0.8 million milestone earned pursuant to the Takeda Collaboration Agreement.

Revenue recognized under units-of-revenue method

Revenues recognized under the units-of-revenue method include the amortization of unearned revenue from the sale of royalty interests to HCRP in 2016. Revenues for the three and six months ended June 30, 2022, remained consistent with the same periods in 2021 due to comparable sales of products underlying the agreements with HCRP.

Research and Development Expenses

R&D expenses were $40,000 and $0.1 million for the three and six months ended June 30, 2022, respectively, which were consistent with $38,000 and $0.1 million for the same periods in 2021. We do not expect to incur substantial R&D expenses related to internally developed programs due to the focus on our royalty aggregator business model.

General and Administrative Expenses

G&A expenses include salaries and related personnel costs, professional fees, and facilities costs. G&A expenses were $5.7 million for the three months ended June 30, 2022, compared with $3.9 million for the same period in 2021. The increase of $1.8 million was primarily due to a $0.9 million increase in consulting and legal expenses associated with deal costs, $0.4 million increase in personnel-related costs and a $0.2 million increase in executive search fees for our new CEO. G&A expenses were $10.8 million for the six months ended June 30, 2022, which was consistent with $10.7 million for the same period in 2021.

To support our royalty aggregator business model, we engage third parties to assist in our evaluation of potential acquisitions of milestone and royalty streams. These consulting expenses may increase in response to an increase in the volume of acquisition targets evaluated or completed.

Other Income (Expense)

Interest Expense

There was no interest expense for the three and six months ended June 30, 2022, compared with $0.2 and $0.5 million for the three and six months ended June 30, 2021, respectively, as we repaid our outstanding debt balances in June 2021.

Other Income (Expense), Net

The following table shows the activity in other income (expense), net for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2022	2021	Change	2022	2021	Change
Other income (expense), net
Change in fair value of equity securities	$(25)	$1,289	$(1,314)	$(251)	$617	$(868)
Investment income	83	10	73	98	20	78
Other	39	—	39	35	5	30
Total other income (expense), net	$97	$1,299	$(1,202)	$(118)	$642	$(760)

We own equity securities consisting of shares of Rezolute’s common stock, which are remeasured at fair value at each reporting period. For the three and six months ended June 30, 2022, we remeasured the fair value of the equity securities and recognized a loss of $25,000 and $0.3 million, respectively. For the three and six months ended June 30, 2021, we remeasured the fair value of the equity securities and recognized a gain of $1.3 million and $0.6 million, respectively.

Provision for Income Taxes

We recorded no provision for federal income tax, since we incurred net operating losses during the three and six months ended June 30, 2022 and 2021. We continue to maintain a full valuation allowance against our remaining net deferred tax assets. We had a total of $5.9 million of gross unrecognized tax benefits, none of which would impact our effective tax rate to the extent that we continue to maintain a full valuation allowance against our deferred tax assets. We do not expect our unrecognized tax benefits to change significantly over the next twelve months.

Liquidity and Capital Resources

The following table summarizes our unrestricted cash and cash equivalents, our working capital and our cash flow activities as of and for each of the periods presented (in thousands):

	June 30,	December 31,
	2022	2021	Change
Cash and cash equivalents	$83,182	$93,328	$(10,146)
Working capital	$78,837	$84,006	$(5,169)

	Six Months Ended June 30,
	2022	2021	Change
Net cash used in operating activities	$(5,326)	$(4,889)	$(437)
Net cash used in investing activities	(5,000)	(13,500)	8,500
Net cash (used in) provided by financing activities	(1,869)	15,810	(17,679)
Net decrease in cash, cash equivalents and restricted cash	$(12,195)	$(2,579)	$(9,616)

Net cash used in operating activities for the six months ended June 30, 2022, was our operating expenses of $10.9 million, excluding non-cash expenses of $2.2 million including stock-based compensation of $1.8 million, partially offset by a $2.0 million milestone payment received from Rezolute and a $0.8 million milestone payment received from Takeda. Net cash used in operating activities for the six months ended June 30, 2021, of $4.9 million was primarily due to the $9.6 million net loss incurred, partially offset by stock-based compensation expense of $3.7 million and change in assets and liabilities of $1.0 million, which includes $1.5 million in cash refunded for income tax receivables.

Net cash used in investing activities for the six months ended June 30, 2022, of $5.0 million was due to the $5.0 million milestone payment pursuant to the Affitech CPPA in January 2022. Net cash used in investing activities for the six months ended June 30, 2021, of $13.5 million was due to the $13.5 million payment pursuant to the Viracta Royalty Purchase Agreement executed in March 2021.

Net cash used in financing activities for the six months ended June 30, 2022, of $1.9 million was primarily due to the payment of dividends on our Series A and Series B Preferred Stock of $2.7 million, partially offset by the receipt of net cash provided from the exercise of stock options after related tax payments of $0.9 million. Net cash provided by financing activities for the six months ended June 30, 2021, of $15.8 million was primarily due to the receipt of net cash proceeds of $37.1 million from our public offering of Series B Preferred Stock, $1.0 million net cash provided from the exercise of stock options after related tax payments, partially offset by $4.3 million related to principal payments on debt, $17.1 million cash used to extinguish outstanding loans and $0.7 million payment of dividends on our Series A Preferred Stock.

Capital Resources

As of June 30, 2022, we had $83.2 million in cash and cash equivalents. Based on our current cash balance and our ability to control discretionary spending, such as royalty acquisitions, we have evaluated and concluded our financial condition is sufficient to fund our planned operations, commitments, and contractual obligations for a period of at least one year following the filing date of this report.

Our planned spending includes increased costs to source and hire a new CEO and personnel-related costs to fund our employee retention efforts. To support our royalty aggregator business model, we engage third parties to assist in our evaluation of potential acquisitions of milestone and royalty streams. Additional operating expenses, including consulting and legal costs, may increase in future periods in response to an anticipated increase in the volume of acquisition targets evaluated or completed.

We have primarily financed our operations and acquisitions through the issuance of our common stock, Series A and Series B Preferred Stock, and amounts received as milestone payments under our license agreements. The generation of future revenues related to licenses, milestones, and royalties is dependent on the achievement of milestones or product sales by our existing licensees. Milestone payments earned during the three and six months ended June 30, 2022, are not indicative of anticipated milestones in future periods. We may seek additional capital through use of our 2018 Common Stock ATM Agreement or 2021 Series B Preferred Stock ATM Agreement (see Note 11 of the Condensed Consolidated Financial Statements), or through other public or private debt or equity transactions. Our ability to raise additional capital in the equity and debt markets, should we choose to do so, is dependent on a number of factors, including, but not limited to, the market demand for our common and preferred stock, which are subject to a number of development and business risks and uncertainties, our creditworthiness and the uncertainty that we would be able to raise such additional capital at a price or on terms that are favorable to us. If we are unable to raise additional funds when we need them, our business and operations may be adversely affected.

Material Cash Requirements

Our material cash requirements in the short and long term consist of the following expenditures:

Operating expenditures: Our primary uses of cash and operating expenses relate to employee and related costs, consultants to support our administrative and business development efforts, legal and accounting services, insurance, investor relations and IT services. Our headquarters lease expires in February 2023, and we are currently evaluating our office space needs; however, due to our small staff and minimal operating space requirements, we do not expect to incur material incremental costs associated with our current or future building leases.

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

We also have potential contingent consideration of $3.1 million recorded on our condensed consolidated balance sheets as of June 30, 2022, for development and regulatory approval milestones due under our agreements with Affitech and Bioasis. We paid $5.0 million in regulatory approval milestones to Affitech in January 2022 and expect the remaining $3.1 million contingent payments may become due in the near term. We have evaluated and concluded our existing capital resources are adequate to meet those needs.

We also have potential sales-based milestones that may become due under our agreements with Aronora, Kuros and Affitech. All of these sales-based milestones represent a portion of the funds we may receive in the future pursuant to these agreements, and therefore will be fully funded by the related royalty or commercial payment receipts.

Collaborative Agreements, Royalties and Milestone Payments: We have committed to make potential future milestone payments and legal fees to third parties as part of licensing and development programs. Payments under these agreements become due and payable only upon the achievement of certain developmental, regulatory and commercial milestones by our licensees. Because it is uncertain if and when these milestones will be achieved, such contingencies, aggregating up to $6.3 million (assuming one product per contract meets all milestone events) have not been recorded on our condensed consolidated balance sheet as of June 30, 2022. We are unable to determine precisely when and if our payment obligations under the agreements will become due as these obligations are based on milestone events, the achievement of which is subject to a significant number of risks and uncertainties. All payments due will be funded by a portion of the related milestone or royalty revenue we receive or will be reimbursed by our licensees.

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

***

We have incurred significant operating losses since our inception and as of June 30, 2022, we have an accumulated deficit of $1.2 billion. As of June 30, 2022, we had $83.2 million in unrestricted cash and cash equivalents which we anticipate will enable us to maintain our operations for a period of at least 12 months following the filing date of this report.

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

We have incurred significant operating losses and negative cash flows from operations since our inception. Although we generated net income of $15.8 million and $13.3 million and positive cash flows from operations of $22.7 million and $10.1 million for the years ended December 31, 2021 and 2020, respectively, we had an accumulated deficit of $1.2 billion as of December 31, 2021. As of June 30, 2022, we had an accumulated deficit of $1.2 billion. We do not know whether we will ever achieve sustained profitability or whether cash flow from future operations will be sufficient to meet our needs.

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

As of June 30, 2022, we had issued and outstanding 984,000 shares of Series A Preferred Stock with a liquidation preference of $25.00 per share, plus an amount equal to any accumulated and unpaid dividends up to the date of payment (whether or not declared). Additionally, as of June 30, 2022, we had issued and outstanding 1,600,000 depositary shares, each representing a 1/1000th fractional interest in a share of our Series B Preferred Stock with a liquidation preference of $25,000 per share of Series B Preferred Stock ($25.00 per depositary share), plus an amount equal to any accumulated and unpaid dividends up to the date of payment (whether or not declared). Our preferred stock is senior to our shares of common stock in right of payment of dividends and other distributions. In the event of our bankruptcy, dissolution or liquidation, the holders of our preferred stock must be satisfied before any distributions can be made to our common stockholders.

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

We had 12 employees as of August 1, 2022. We may require additional experienced executive, accounting, legal, administrative and other personnel from time to time in the future. We are highly dependent on principal members of our executive team, the loss of whose services may adversely impact the achievement of our objectives. There is intense competition for the services of these personnel, especially in California.

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

Also, there has been heightened governmental scrutiny recently in the U.S. over pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. At the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020 and September 13, 2020, the Trump administration announced several executive orders related to prescription drug pricing that attempt to implement several of the administration’s proposals. The FDA concurrently released a final rule and guidance in September 2020, implementing a portion of the importation executive order providing pathways for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, the U.S. Department of Health and Human Services, or HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. The implementation of the rule has been delayed until January 1, 2027. On November 20, 2020, the Centers for Medicare & Medicaid Services, or CMS issued an interim final rule implementing former President Trump’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. As a result of litigation challenging the Most Favored Nation model, on December 27, 2021, CMS published a final rule that rescinded the Most Favored Nation Model interim final rule. In July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue to advance these principles. In addition, Congress is considering drug pricing as part of other reform initiatives. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, and restrictions on certain product access. In some cases, such legislation and regulations have been designed to encourage importation from other countries and bulk purchasing.

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

There can be no assurance that the market price of our common stock will not decline below its present market price. Additionally, there may not be an active trading market for our common stock, Series A Preferred Stock or depositary shares representing interests in our Series B Preferred Stock. The market prices of biotechnology companies have been and are likely to continue to be highly volatile. Fluctuations in our operating results and general market conditions for biotechnology stocks could have a significant impact on the volatility of our stock price or the existence of an active trading market for our common stock, Series A Preferred Stock or depositary shares representing interests in our Series B Preferred Stock. We have experienced significant volatility in the price of our common stock. From January 1, 2022, through August 1, 2022, the share price of our common stock has ranged from a high of $32.09 to a low of $16.96. From January 1, 2022, through August 1, 2022, the share price of our Series A Preferred Stock has ranged from a high of $27.09 to a low of $25.00. January 1, 2022, through August 1, 2022, the share price of our Series B Preferred Stock has ranged from a high of $26.81 to a low of $24.33. Additionally, we have two significant holders of our common stock that could affect the liquidity of our stock and have a significant negative impact on our stock price if the holders were to quickly sell their ownership positions.

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

As of June 30, 2022, there were 5,003 shares of Series X preferred stock issued and outstanding. Each share of Series X preferred stock is convertible into 1,000 shares of registered common stock. The total number of shares of common stock issuable upon conversion of all issued Series X preferred stock would be 5,003,000 shares. Each share is convertible at the option of the holder at any time, provided that the holder will be prohibited from converting into common stock if, as a result of such conversion, the holder, together with its affiliates, would beneficially own a number of shares above a conversion blocker, which was initially set at 19.99% of our total common stock then issued and outstanding immediately following the conversion of such shares. A holder of Series X preferred shares may elect to increase or decrease the conversion blocker above or below 19.99% on 61 days’ notice, provided the conversion blocker does not exceed the limits under Nasdaq Marketplace Rule 5635(b), to the extent then applicable. If holders of our Series X convertible preferred stock elect to convert their preferred shares into common stock such conversion would dilute our currently outstanding common stock both in number and in earnings per share. BVF (and its affiliates), as current holders of all shares of our Series X preferred stock, would, if they converted all such shares to common stock, obtain majority voting control of the Company. As of June 30, 2022, BVF owned approximately 30.9% of our total outstanding shares of common stock, and if all of the Series X convertible preferred shares were converted, BVF would own 51.9% of our total outstanding shares of common stock. Additionally, as of June 30, 2022, we had issued and outstanding 984,000 shares of Series A Preferred Stock and 1,600,000 depositary shares, each representing a 1/1000th fractional interest in a share of our Series B Preferred Stock.

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

Based on an analysis under Section 382 of the Internal Revenue Code (which subjects the amount of pre-change NOLs and certain other pre-change tax attributes that can be utilized to an annual limitation), we experienced an ownership change in February 2017, when we completed an equity financing for net proceeds of $24.8 million that significantly impacted the availability of our tax attributes against future income. Further, due to the existence of a net unrealized built-in loss at the ownership change date, Section 382 further limits our ability to fully utilize the tax deductions associated with certain of our assets, including depreciation and amortization deductions recognized during the 60-month period following the ownership change ending in 2022. Although these deductions will occur in the post-change period, Section 382 treats the deductions as pre-change losses subject to the annual 382 limitation. As of June 30, 2022, we have excluded the NOLs and research and development credits that will expire as a result of the annual limitations. To the extent that we do not utilize our carry-forwards within the applicable statutory carry-forward periods, either because of Section 382 limitations or the lack of sufficient taxable income, the carry-forwards will also expire unused.

The 2017 tax reform law, as modified by 2020 tax legislation, and possible future changes in tax laws or regulations could adversely affect our business and financial condition.

On December 22, 2017, former President Trump signed into law comprehensive tax legislation (the “Tax Cuts and Jobs Act”) that significantly revised the Internal Revenue Code of 1986, as amended (the “Code”). Future guidance from the U.S. Internal Revenue Service and other tax authorities with respect to the Tax Cuts and Jobs Act may affect us, and certain aspects of the Tax Cuts and Jobs Act could be repealed or modified in future legislation. For example, on March 27, 2020, the CARES Act was enacted, which includes changes to the tax provisions that benefit business entities and makes certain technical corrections to the Tax Cuts and Jobs Act. On February 9, 2022, California enacted 2022 CA SB 113 (SB 113), which shortens the previously enacted suspension on the use of NOLs and prior limits on the use of business tax credits, including the R&D credit. Changes in corporate tax rates, the realization of net deferred tax assets relating to our U.S. operations, the taxation of foreign earnings, and the deductibility of expenses under the Tax Cuts and Jobs Act, the CARES Act, or future tax reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges in future taxable years, and could increase our future U.S. tax expense. The foregoing items, as well as any other future changes in tax laws, could have a material adverse effect on our business, cash flow, financial condition, or results of operations. In addition, it is uncertain if and to what extent various states will conform to the Tax Cuts and Jobs Act, the CARES Act, or any newly enacted federal tax legislation.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

		Incorporation By Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

3.1	Certificate of Incorporation of XOMA Corporation	8-K	000-14710	3.1	01/03/2012

3.2	Certificate of Amendment of Certificate of Incorporation of XOMA Corporation	8-K	000-14710	3.1	05/31/2012

3.3	Certificate of Amendment of Amended Certificate of Incorporation of XOMA Corporation	8-K	000-14710	3.1	05/28/2014

3.4	Certificate of Amendment to the Amended Certificate of Incorporation of XOMA Corporation	8-K	000-14710	3.1	10/18/2016

3.5	Certificate of Designation of Preferences, Rights and Limitations of Series X Convertible Preferred Stock	8-K	000-14710	3.1	02/16/2017

3.6	Certificate of Designation of Preferences, Rights and Limitations of 8.625% Series A Cumulative Perpetual Preferred Stock	8-K	000-14710	3.1	12/11/2020

3.7	Certificate of Designation of Preferences, Rights and Limitations of 8.375% Series B Cumulative Perpetual Preferred Stock	8-K	000-39801	3.1	04/08/2021

3.8	Certificate of Correction of the Certificate of Designation of 8.375% Series B Cumulative Perpetual Preferred Stock dated June 9, 2021	10-Q	001-39801	3.8	08/05/2021

3.9	Certificate of Amendment to the Certificate of Designation of 8.375% Series B Cumulative Perpetual Preferred Stock of XOMA Corporation.	8-K	001-39801	3.1	08/05/2021

3.10	By-laws of XOMA Corporation	8-K	000-14710	3.2	01/03/2012

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, 3.5, 3.6, 3.7, 3.8, 3.9 and 3.10

4.2	Specimen of Common Stock Certificate	8-K	000-14710	4.1	01/03/2012

4.3	Deposit Agreement, dated effective April 9, 2021, by and among XOMA Corporation, American Stock Transfer & Trust Company, LLC, as depositary, and the holders of the depositary receipts issued thereunder	8-K	000-39801	4.1	04/08/2021

4.4	Form of Warrant (May 2018 Warrant)	10-Q	000-14710	4.6	08/07/2018

4.5	Form of Warrant (March 2019 Warrant)	10-Q	000-14710	4.7	05/06/2019

10.1*	XOMA Corporation Amended and Restated 2010 Long Term Incentive and Stock Award Plan	DEF 14A	001-39801	Appendix A	04/07/2022

31.1+	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)

31.2+	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)

Incorporation By Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

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

XOMA Corporation

Date: August 4, 2022	By:	/s/ JAMES R. NEAL
James R. Neal Chief Executive Officer (Principal Executive Officer) and Chairman of the Board of Directors

Date: August 4, 2022	By:	/s/ THOMAS BURNS
Thomas Burns Senior Vice President, Finance and Chief Financial Officer (Principal Financial and Principal Accounting Officer)