Form 10-Q
period 2022-09-30
XOMA Corp
filed 2022-11-03
CIK 791908

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of October 31, 2022, the registrant had 11,450,823 shares of common stock, $0.0075 par value per share, outstanding.

XOMA CORPORATION

FORM 10-Q

GLOSSARY OF TERMS AND ABBREVIATIONS

Abbreviations	Definition
2018 Common Stock ATM Agreement	At The Market Issuance Sales Agreement with HCW dated December 18, 2018
2021 Series B Preferred Stock ATM Agreement	At The Market Issuance Sales Agreement with B. Riley dated August 5, 2021
‘40 Act	Investment Company Act of 1940
ACA	The Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010
Affimed	Affimed N.V.
Affitech	Affitech Research AS
Affitech CPPA	the Company's Commercial Payment Purchase Agreement with Affitech dated October 6, 2021
Agenus	Agenus, Inc. and certain affiliates
Agenus RPA	the Company's Royalty Purchase Agreement with Agenus dated September 20, 2018
Anti-TGFβ Antibody License Agreement	the Company's License Agreement with Novartis dated September 30, 2015
April 2022 Letter Amendment	the Letter Amendment to Officer Employment Agreement dated August 7, 2017, between XOMA Corporation and Thomas Burns dated April 1, 2022
Aronora	Aronora, Inc.
Aronora RPA	the Company's Royalty Purchase Agreement with Aronora dated April 7, 2019
AstraZeneca	AstraZeneca plc
ASC	Accounting Standards Codification
ASC 606	ASC Topic 606, Revenue from Contracts with Customers
Bayer	Bayer Pharma AG
Bioasis	Bioasis Technologies, Inc. and certain affiliates
Bioasis RPA	the Company's Royalty Purchase Agreement with Bioasis dated February 25, 2019
BLA	Biologic License Application
Black-Scholes Model	Black-Scholes Option Pricing Model
B. Riley	B. Riley Securities, Inc.
BVF	Biotechnology Value Fund, L.P.
CCPA	California Consumer Privacy Act of 2018, collectively the Act and its regulations
CARES	Coronavirus Aid, Relief, and Economic Security
cGMP	current Good Manufacturing Processes
Chiesi	Chiesi Farmaceutici S.p.A.
Chiron	Chiron Corporation
Chiron Collaboration Agreement	the Company's Collaboration Agreement with Chiron dated February 27, 2004, as amended in May 2005, July 2008 and September 2015
Company	XOMA Corporation, including subsidiaries
CPPA	Commercial Payment Purchase Agreement
CPRA	California Privacy Rights Act
EC	European Commission
EMA	European Medicines Agency
ESPP	2015 Employee Stock Purchase Plan, as amended
EU	European Union
FCPA	U.S. Foreign Corrupt Practices Act of 1977, as amended
FDA	U.S. Food and Drug Administration
GAAP	Generally accepted accounting principles
G&A	General and administrative
GDPR	General Data Protection Regulation

Gevokizumab License Agreement	the Company's License Agreement with Novartis dated August 24, 2017
HCRP	Healthcare Royalty Partners II, L.P.
HCW	H.C. Wainwright & Co., LLC
HIPAA	Federal Health Insurance Portability and Accountability Act of 1996
ICE®	Innate cell engager
Janssen	Janssen Biotech, Inc.
Kuros	Kuros Biosciences AG, Kuros US LLC and Kuros Royalty Fund (US) LLC, collectively
Kuros RPA	the Company's Royalty Purchase Agreement with Kuros dated July 14, 2021
Merck	Merck Sharp & Dohme Corp
NDA	New Drug Application
NOL	net operating loss
Novartis	Novartis Pharma AG, Novartis International Pharmaceutical Ltd., Novartis Institutes for Biomedical Research, Inc. and/or Novartis Vaccines and Diagnostics, Inc.
Novartis Note Agreement	the secured note agreement with Novartis (previously Chiron) dated May 26, 2005, as amended
Novartis Note	the note with Novartis pursuant to the Novartis Note Agreement
Ology Bioservices	Ology Bioservices Inc. (formerly Nanotherapeutics Inc., now a wholly owned subsidiary of National Resilience, Inc.)
Palo	Palobiofarma, S.L.
Palo RPA	the Company's Royalty Purchase Agreement with Palo dated September 26, 2019
Pfizer	Pfizer, Inc.
R&D	Research and development
Regeneron	Regeneron Pharmaceuticals, Inc.
Retention Plan	Retention and Severance Plan dated March 31, 2022
Rezolute	Rezolute, Inc., formerly Antria Bio
Rezolute License Agreement	the Company's License Agreement with Rezolute dated December 6, 2017, as amended in March 2018, January 2019 and March 2020
RPA	Royalty Purchase Agreement
Roche	F. Hoffmann-La Roche AG
SEC	U.S. Securities and Exchange Commission
Second Bioasis RPA	the Company's Royalty Purchase Agreement with Bioasis dated November 2, 2020
Series A Preferred Stock	the 8.625% Series A cumulative, perpetual preferred stock issued in December 2020
Series B Preferred Stock	the 8.375% Series B cumulative, perpetual preferred stock issued in April 2021
Series A and Series B Preferred Stock	Series A Preferred Stock and Series B Preferred Stock, collectively
Series B Depositary Shares	the depositary shares, each representing 1/1000th interest in a share of Series B Preferred Stock
Sonnet	Sonnet BioTherapeutics, Inc., formerly Oncobiologics, Inc.
Sonnet Collaboration Agreement	the Company's Collaboration Agreement with Sonnet dated July 23, 2012, as amended in May 2019
SOX	Sarbanes-Oxley Act of 2002
SVB	Silicon Valley Bank
SVB Loan Agreement	the loan and security agreement with SVB dated May 7, 2018, as amended
SVB Loan	the loan with SVB pursuant to the SVB Loan Agreement
Takeda	Takeda Pharmaceutical Company Limited
Takeda Collaboration Agreement	the Company's Collaboration Agreement with Takeda dated November 1, 2006, as amended in February 2007 and February 2009
VABYSMO®	faricimab-svoa
Viracta	Viracta Therapeutics, Inc.

Viracta RPA	the Company's Royalty Purchase Agreement with Viracta dated March 22, 2021
XOMA	XOMA Corporation, a Delaware corporation, including subsidiaries

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

XOMA CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	September 30,	December 31,
	2022	2021
	(unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$78,285	$93,328
Restricted cash	—	2,049
Short-term equity securities	443	774
Trade and other receivables, net	16	209
Prepaid expenses and other current assets	997	613
Total current assets	79,741	96,973
Property and equipment, net	8	13
Operating lease right-of-use assets	73	200
Long-term royalty and commercial payment receivables	66,049	69,075
Other assets - long term	260	301
Total assets	$146,131	$166,562

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$985	$1,072
Accrued and other liabilities	1,208	525
Income taxes payable	—	91
Contingent consideration under RPAs and CPPAs	75	8,075
Operating lease liabilities	85	195
Unearned revenue recognized under units-of-revenue method	1,704	1,641
Preferred stock dividend accrual	1,368	1,368
Total current liabilities	5,425	12,967
Unearned revenue recognized under units-of-revenue method – long-term	10,381	11,685
Long-term operating lease liabilities	—	34
Total liabilities	15,806	24,686

Commitments and Contingencies (Note 9)

Stockholders’ equity:
Preferred Stock, $0.05 par value, 1,000,000 shares authorized:
8.625% Series A cumulative, perpetual preferred stock, 984,000 shares issued and outstanding at September 30, 2022 and December 31, 2021	49	49
8.375% Series B cumulative, perpetual preferred stock, 1,600 shares issued and outstanding at September 30, 2022 and December 31, 2021	—	—
Convertible preferred stock, 5,003 shares issued and outstanding at September 30, 2022 and December 31, 2021	—	—
Common stock, $0.0075 par value, 277,333,332 shares authorized, 11,450,823 and 11,315,263 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	86	85
Additional paid-in capital	1,306,606	1,307,030
Accumulated deficit	(1,176,416)	(1,165,288)
Total stockholders’ equity	130,325	141,876
Total liabilities and stockholders’ equity	$146,131	$166,562

The accompanying notes are an integral part of these condensed consolidated financial statements.

(Note 1) The condensed consolidated balance sheet as of December 31, 2021, has been derived from the audited consolidated financial statements as of that date included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

XOMA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Revenues:
Revenue from contracts with customers	$25	$550	$3,300	$1,094
Revenue recognized under units-of-revenue method	426	390	1,241	1,121
Total revenues	451	940	4,541	2,215

Operating expenses:
Research and development	29	30	125	129
General and administrative	4,794	4,255	15,620	14,922
Total operating expenses	4,823	4,285	15,745	15,051

Loss from operations	(4,372)	(3,345)	(11,204)	(12,836)

Other income (expense), net:
Interest expense	—	—	—	(461)
Loss on extinguishment of debt	—	—	—	(300)
Other income (expense), net	194	(1,091)	76	(449)
Net loss and comprehensive loss	$(4,178)	$(4,436)	$(11,128)	$(14,046)
Less: accumulated dividends on Series A and Series B preferred stock	(1,368)	(1,368)	(4,104)	(3,192)
Net loss attributable to common stockholders, basic and diluted	$(5,546)	$(5,804)	$(15,232)	$(17,238)
Basic and diluted net loss per share attributable to common stockholders	$(0.48)	$(0.51)	$(1.34)	$(1.53)
Weighted average shares used in computing basic and diluted net loss per share attributable to common stockholders	11,447	11,311	11,400	11,279

The accompanying notes are an integral part of these condensed consolidated financial statements.

XOMA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands)

	Series A		Series B		Convertible				Additional		Total
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2021	984	$49	2	$—	5	$—	11,315	$85	$1,307,030	$(1,165,288)	$141,876
Exercise of stock options	—	—	—	—	—	—	91	1	632	—	633
Issuance of common stock related to 401(k) contribution	—	—	—	—	—	—	4	—	85	—	85
Stock-based compensation expense	—	—	—	—	—	—	—	—	978	—	978
Preferred stock dividends	—	—	—	—	—	—	—	—	(1,368)	—	(1,368)
Net loss and comprehensive loss	—	—	—	—	—	—	—	—	—	(2,280)	(2,280)
Balance, March 31, 2022	984	$49	2	$—	5	$—	11,410	$86	$1,307,357	$(1,167,568)	$139,924
Exercise of stock options	—	—	—	—	—	—	11	—	189	—	189
Issuance of common stock related to ESPP	—	—	—	—	—	—	3	—	45	—	45
Stock-based compensation expense	—	—	—	—	—	—	—	—	836	—	836
Preferred stock dividends	—	—	—	—	—	—	—	—	(1,368)	—	(1,368)
Net loss and comprehensive loss	—	—	—	—	—	—	—	—	—	(4,670)	(4,670)
Balance, June 30, 2022	984	$49	2	$—	5	$—	11,424	$86	$1,307,059	$(1,172,238)	$134,956
Exercise of stock options	—	—	—	—	—	—	27	—	109	—	109
Stock-based compensation expense	—	—	—	—	—	—	—	—	806	—	806
Preferred stock dividends	—	—	—	—	—	—	—	—	(1,368)	—	(1,368)
Net loss and comprehensive loss	—	—	—	—	—	—	—	—	—	(4,178)	(4,178)
Balance, September 30, 2022	984	$49	2	$—	5	$—	11,451	$86	$1,306,606	$(1,176,416)	$130,325

	Series A		Series B		Convertible				Additional		Total
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2020	984	$49	—	$—	5	$—	11,229	$84	$1,267,377	$(1,181,086)	$86,424
Exercise of stock options	—	—	—	—	—	—	24	—	388	—	388
Exercise of common stock warrants	—	—	—	—	—	—	5	—	—	—	—
Issuance of common stock related to 401(k) contribution	—	—	—	—	—	—	2	—	90	—	90
Stock-based compensation expense	—	—	—	—	—	—	—	—	2,898	—	2,898
Preferred stock dividends	—	—	—	—	—	—	—	—	(707)	—	(707)
Net loss and comprehensive loss	—	—	—	—	—	—	—	—	—	(7,373)	(7,373)
Balance, March 31, 2021	984	$49	—	$—	5	$—	11,260	$84	$1,270,046	$(1,188,459)	$81,720
Exercise of stock options	—	—	—	—	—	—	49	1	593	—	594
Issuance of common stock related to ESPP	—	—	—	—	—	—	1	—	17	—	17
Stock-based compensation expense	—	—	—	—	—	—	—	—	768	—	768
Issuance of preferred stock	—	—	2	—	—	—	—	—	37,140	—	37,140
Preferred stock dividends	—	—	—	—	—	—	—	—	(1,424)	—	(1,424)
Net loss and comprehensive loss	—	—	—	—	—	—	—	—	—	(2,237)	(2,237)
Balance, June 30, 2021	984	$49	2	$—	5	$—	11,310	$85	$1,307,140	$(1,190,696)	$116,578
Exercise of stock options	—	—	—	—	—	—	1	—	31	—	31
Stock-based compensation expense	—	—	—	—	—	—	—	—	779	—	779
Preferred stock dividends	—	—	—	—	—	—	—	—	(1,368)	—	(1,368)
Net loss and comprehensive loss	—	—	—	—	—	—	—	—	—	(4,436)	(4,436)
Balance, September 30, 2021	984	$49	2	$—	5	$—	11,311	$85	$1,306,582	$(1,195,132)	$111,584

The accompanying notes are an integral part of these condensed consolidated financial statements.

XOMA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(11,128)	$(14,046)
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	2,620	4,445
Common stock contribution to 401(k)	85	90
Depreciation	7	6
Amortization of debt issuance costs, debt discount and final payment on debt	—	200
Loss on extinguishment of debt	—	300
Non-cash lease expense	127	119
Change in fair value of equity securities	330	482
Changes in assets and liabilities:
Trade and other receivables, net	193	(255)
Income tax receivable	—	1,526
Prepaid expenses and other assets	(343)	(526)
Accounts payable and accrued liabilities	596	955
Income taxes payable	(91)	—
Operating lease liabilities	(144)	(133)
Unearned revenue recognized under units-of-revenue method	(1,241)	(1,121)
Other liabilities	—	(6)
Net cash used in operating activities	(8,989)	(7,964)

Cash flows from investing activities:
Payment of contingent consideration under RPAs and CPPAs	(8,000)	—
Receipts related to purchase of royalty rights and other commercial payment rights	3,026	—
Payments related to purchase of royalty rights and other commercial payment rights	—	(20,500)
Net cash used in investing activities	(4,974)	(20,500)

Cash flows from financing activities:
Proceeds from issuance of preferred stock	—	40,000
Proceeds from issuance of common stock	—	17
Payment of preferred stock dividends	(4,104)	(2,131)
Payment of preferred and common stock issuance costs	—	(3,248)
Proceeds from exercise of options	2,373	1,492
Taxes paid related to net share settlement of equity awards	(1,398)	(479)
Principal payments – debt	—	(4,250)
Payment for extinguishment of debt	—	(17,103)
Payment for debt modification fee	—	(24)
Net cash (used in) provided by financing activities	(3,129)	14,274

Net decrease in cash, cash equivalents and restricted cash	(17,092)	(14,190)
Cash and restricted cash at the beginning of the period	95,377	86,364
Cash, cash equivalents and restricted cash at the end of the period	$78,285	$72,174

Supplemental Cash Flow Information:
Cash paid for taxes	$95	$—
Cash paid for interest	$—	$311
Non-cash investing and financing activities:
Preferred stock dividend accrual	$1,368	$1,368
Accrued cost related to issuance of preferred stock	$—	$137

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

Liquidity and Financial Condition

The Company has incurred significant operating losses and negative cash flows from operations since its inception. As of September 30, 2022, the Company had cash and cash equivalents of $78.3 million. Based on the Company’s current cash balance and its ability to control discretionary spending, such as royalty acquisitions, the Company has evaluated and concluded its financial condition is sufficient to fund its planned operations and commitments and contractual obligations for a period of at least one year following the date that these condensed consolidated financial statements are issued.

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

The COVID-19 pandemic and the subsequent global slowdown has led to delays and could result in further delays or terminations of some clinical trials underlying the Company’s RPAs. Estimates and assumptions about future events and their effects cannot be determined with certainty and therefore require the exercise of judgment. These estimates may change, as new events occur and additional information is obtained, and are recognized in the condensed consolidated financial statements as soon as they become known. Actual results could differ from those estimates and any such differences may be material to the Company’s financial statements.

Cash, Cash Equivalents and Restricted Cash

Cash consists of bank deposits held in business checking and interest-bearing deposit accounts. As of September 30, 2022, the Company had cash equivalent balances of $30.2 million, defined as highly liquid financial instruments that are both readily convertible to known amounts of cash and so near their maturity that they present insignificant risk of changes in value because of changes in interest rates. The Company considers all highly liquid debt instruments with maturities of three months or less at the time the Company acquires them and that can be liquidated without prior notice or penalty to be cash equivalents. As of December 31, 2021, the Company did not have any cash equivalent balances.

Restricted cash as of December 31, 2021 consisted of bank deposits held to pay dividends on the Company’s Series A and Series B Preferred Stock. As of September 30, 2022, the Company has paid the first year of dividends for the Series A and Series B Preferred stock and is no longer required to hold a restricted cash balance.

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

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same amounts shown in the condensed consolidated statements of cash flows (in thousands):

	September 30,	December 31,
	2022	2021

Cash and cash equivalents	$78,285	$93,328
Restricted cash	—	2,049
Total cash, cash equivalents and restricted cash	$78,285	$95,377

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

The Company reviews public information on clinical trials, press releases and updates from its partners regularly to identify any impairment indicators or changes in expected recoverability of the long-term royalty receivable asset. If an impairment indicator is identified, and the Company determines expected future cash flows discounted to the current period are less than the carrying value of the asset, the Company will record impairment. The impairment will be recognized by reducing the financial asset to an amount that represents the present value of the most recent estimate of future cash flows. No impairment indicators were identified, and no impairment was recorded as of September 30, 2022 and December 31, 2021.

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

Diluted net loss per share attributable to common stockholders is based on the weighted average number of shares outstanding during the period, adjusted to include the assumed exercise of certain stock options and warrants for common stock using the treasury method, if dilutive. The calculation assumes that any proceeds that could be obtained upon exercise of options and warrants would be used to purchase common stock at the average market price during the period. Adjustments to the denominator are required to reflect the related dilutive shares. The Company’s Series A and Series B Preferred Stock become convertible upon the occurrence of specific events other than a change in the Company’s share price and, therefore, are not included in the diluted shares until the contingency is resolved.

Concentration of Risk

Cash, cash equivalents and receivables are financial instruments which potentially subject the Company to concentrations of credit risk, as well as liquidity risk.

The Company monitors the creditworthiness of its customers to which it grants credit terms in the normal course of business but does not generally require collateral on receivables. For the three months ended September 30, 2022, one partner represented 94% of total revenues. For the nine months ended September 30, 2022, four partners represented 44%, 27%, 17% and 11% of total revenues. For the three months ended September 30, 2021, two partners represented 53% and 41% of total revenues. For the nine months ended September 30, 2021, three partners represented 51%, 23% and 23% of total revenues. As of December 31, 2021, one partner represented 100% of the trade receivables, net balance. There were no trade receivables, net balance as of September 30, 2022.

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

Recent Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 replaced the incurred loss impairment methodology under current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. ASU 2016-13 requires use of a forward-looking expected credit loss model for accounts receivables, loans, and other financial instruments. Adoption of the standard requires using a modified retrospective approach through a cumulative-effect adjustment to retained earnings as of the effective date to align existing credit loss methodology with the new standard. ASU 2016-13 will be effective for all entities except public companies that are not smaller reporting companies for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, using a modified retrospective approach. The Company plans to adopt ASU 2016-13 and related updates on January 1, 2023. The Company is currently evaluating the impact of adopting this ASU and does not expect it to have a material impact on its consolidated financial statements.

3. Condensed Consolidated Financial Statements Details

Equity Securities

As of September 30, 2022 and December 31, 2021, equity securities consisted of an investment in Rezolute’s common stock of $0.4 million and $0.8 million, respectively (Note 4). For the three and nine months ended September 30, 2022, the Company recognized a loss of $0.1 million and $0.3 million, respectively, due to the change in fair value of its investment in Rezolute’s common stock in the other income (expense), net line item of the condensed consolidated statements of operations and comprehensive loss. For the three and nine months ended September 30, 2021, the Company recognized a loss of $1.1 million and $0.5 million, respectively, due to the change in fair value of its investment.

Accrued and Other Liabilities

Accrued and other liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2022	2021
Accrued legal and accounting fees	555	295
Accrued incentive compensation	461	55
Accrued payroll and benefits	162	135
Other accrued liabilities	30	40
Total	$1,208	$525

Net Loss Per Share Attributable to Common Stockholders

The following is a reconciliation of the numerator (net loss) and the denominator (number of shares) used in the calculation of basic and diluted net loss per share attributable to common stockholders (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator
Net loss	$(4,178)	$(4,436)	$(11,128)	$(14,046)
Less: Series A accumulated dividends	(530)	(530)	(1,591)	(1,591)
Less: Series B accumulated dividends	(838)	(838)	(2,513)	(1,601)
Net loss attributable to common stockholders, basic and diluted	$(5,546)	$(5,804)	$(15,232)	$(17,238)

Denominator
Weighted average shares used in computing basic and diluted net loss per share attributable to common stockholders	11,447	11,311	11,400	11,279
Basic and diluted net loss per share attributable to common stockholders	$(0.48)	(0.51)	$(1.34)	$(1.53)

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

The following table shows the weighted-average shares from outstanding securities considered anti-dilutive and therefore excluded from the computation of diluted net loss per share attributable to common stockholders (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Convertible preferred stock	5,003	5,003	5,003	5,003
Common stock options	888	505	831	362
Warrants for common stock	6	4	6	5
Total	5,897	5,512	5,840	5,370

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

As of September 30, 2022 and December 31, 2021, there were no contract assets or contract liabilities related to this arrangement. None of the costs to obtain or fulfill the contract were capitalized. No revenue was recognized for the three and nine months ended September 30, 2022 and 2021.

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

As of September 30, 2022 and December 31, 2021, there were no contract assets or contract liabilities related to this arrangement, and none of the costs to obtain or fulfill the contract were capitalized. No revenue was recognized for the three and nine months ended September 30, 2022 and 2021.

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

No revenue was recognized for the three months ended September 30, 2022. The Company earned a development milestone pursuant to the Takeda Collaboration Agreement and recognized $0.8 million as revenue from contracts with customers in the condensed consolidated statement of operations and comprehensive loss during the nine months ended September 30, 2022. No revenue was recognized for the three and nine months ended September 30, 2021.

As of September 30, 2022 and December 31, 2021, there were no contract assets or contract liabilities related to this arrangement, and none of the costs to obtain or fulfill the contract were capitalized. The Company is eligible to receive remaining milestones up to a total of $16.0 million under the Takeda Collaboration Agreement.

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

The Company recognized no revenue and $2.0 million as revenue from contracts with customers in the condensed consolidated statement of operations and comprehensive loss for the three and nine months ended September 30, 2022, respectively. No revenue was recognized for the three and nine months ended September 30, 2021.

As of September 30, 2022 and December 31, 2021, there were no contract assets or contract liabilities related to this arrangement. None of the costs to obtain or fulfill the contract were capitalized.

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

As of September 30, 2022 and December 31, 2021, there were no contract assets or contract liabilities related to this arrangement. None of the costs to obtain or fulfill the contract were capitalized. No revenue was recognized for the three and nine months ended September 30, 2022. The Company recognized no milestone revenue and $0.5 million of milestone revenue for the three and nine months ended September 30, 2021, respectively.

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

As of September 30, 2022 and December 31, 2021, there were no contract assets or contract liabilities related to this arrangement. None of the costs to obtain or fulfill the contract were capitalized. No revenue was recognized for the three and nine months ended September 30, 2022. No revenue was recognized for the three and nine months ended September 30, 2021.

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

The Company recognized $0.4 million and $1.2 million as revenue under the units-of-revenue method under these arrangements during the three and nine months ended September 30, 2022, respectively. The Company recognized $0.4 million and $1.1 million as revenue under units-of-revenue method under these arrangements during the three and nine months ended September 30, 2021, respectively.

As of September 30, 2022, the Company classified $1.7 million and $10.4 million as current and non-current unearned revenue recognized under the units-of-revenue method, respectively. As of December 31, 2021, the Company classified $1.6 million and $11.7 million as current and non-current unearned revenue recognized under the units-of-revenue method, respectively.

5. Royalty and Commercial Payment Purchase Agreements

The balance of long-term royalty and commercial payment receivables was $66.0 million and $69.1 million as of September 30, 2022 and December 31, 2021, respectively. There were no acquisitions of royalty rights, commercial payment rights during the three and nine months ended September 30, 2022.

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

The Company continues to assess that no further payments are probable to be received under this agreement in the near term. Under the cost recovery method, the Company does not expect to recognize any income related to milestones and royalties received until the purchase price has been fully collected.  The Company performed its quarterly impairment assessment, and no impairment indicators were identified. Accordingly, no impairment was recorded as of September 30, 2022 or December 31, 2021.

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

At the inception of the agreement, the Company recorded $0.4 million as long-term royalty receivables in its consolidated balance sheet, including the estimated fair value of the Bioasis Contingent Consideration of $0.1 million. Future changes in the estimated fair value of the contingent consideration will be recognized in the other income (expense), net line item of the condensed consolidated statement of operations and comprehensive income. As of September 30, 2022, there was no change in the fair value of the contingent consideration from its initial value and no amounts were paid during the three and nine months ended September 30, 2022. The Company continues to assess that no payments are probable to be received under this agreement in the near term. Under the cost recovery method, the Company does not expect to recognize any income related to milestones and royalties received until the purchase price has been fully collected. The Company performed its quarterly impairment assessment, and no impairment indicators were identified. Accordingly, no impairment was recorded as of September 30, 2022 or December 31, 2021.

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

At the inception of the Second Bioasis RPA, the Company recorded $1.2 million as long-term royalty receivables in its consolidated balance sheet. The Company continues to assess that no payments are probable to be received under the Second Bioasis RPA in the near term. Under the cost recovery method, the Company does not expect to recognize any income related to milestones and other payments until the purchase price has been fully collected. The Company performed its quarterly impairment assessment, and no impairment indicators were identified. Accordingly, no impairment was recorded as of September 30, 2022 or December 31, 2021.

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

Under the cost recovery method, the Company does not expect to recognize any income related to milestones and royalties received until the purchase price has been fully collected. The Company performed its quarterly impairment assessment, and no impairment indicators were identified. Accordingly, no impairment was recorded as of September 30, 2022 or December 31, 2021.

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

At the inception of the agreement, the Company recorded $10.0 million as long-term royalty receivables in its consolidated balance sheet. The Company continues to assess that no payments are probable to be received under this agreement in the near term. Under the cost recovery method, the Company does not expect to recognize any income related to royalties received until the purchase price has been fully collected. The Company performed its quarterly impairment assessment, and no impairment indicators were identified. Accordingly, no impairment was recorded as of September 30, 2022 or December 31, 2021.

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

At the inception of the Viracta RPA, the Company recorded $13.5 million as long-term royalty receivables in its consolidated balance sheet. No payments are probable to be received under the Viracta RPA in the near term. Under the cost recovery method, the Company does not expect to recognize any income related to royalties, milestones and other payments until the purchase price has been fully collected. The Company performed its quarterly impairment assessment, and no impairment indicators were identified. Accordingly, no impairment was recorded as of September 30, 2022 or December 31, 2021.

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

The Company performed its quarterly impairment assessment, and no impairment indicators were identified. Accordingly, no impairment was recorded as of September 30, 2022 or December 31, 2021.

Commercial Payment Purchase Agreement with Affitech

On October 6, 2021, the Company entered into the Affitech CPPA, pursuant to which, the Company purchased a future stream of commercial payment rights to Roche’s faricimab from Affitech for an upfront payment of $6.0 million. The Company is eligible to receive 0.50% of future net sales of faricimab for a ten-year period following the first commercial sales in each applicable jurisdiction. The Company may pay up to an additional $20.0 million based on the achievement of certain regulatory and sales milestones (Note 15). At the inception of the Affitech CPPA, the Company recorded $14.0 million as long-term royalty receivables which includes the $6.0 million upfront payment and $8.0 million in regulatory milestones in its consolidated balance sheet. The Company concluded the regulatory milestone payments of

$8.0 million met the definition of a derivative under ASC 815 and should be accounted at fair value and recorded as a current liability at the inception of the transaction. Therefore, the regulatory milestone payments were recorded as contingent liabilities in its consolidated balance sheet. The Company concluded the sales-based milestone payments of $12.0 million do not meet the definition of a derivative under ASC 815 and a liability will be recognized when probable and estimable.

In January 2022, Genentech, a member of the Roche group, received approval from the FDA to commercialize VABYSMO® (faricimab-svoa) for the treatment of wet, or neovascular, age-related macular degeneration and diabetic macular edema. Pursuant to the Affitech CPPA, the Company paid Affitech a $5.0 million milestone tied to these U.S. marketing approvals.

In September 2022, in connection with Roche receiving approval from the European Commission to commercialize VABYSMO for the treatment of neovascular or ‘wet’ age-related macular degeneration and visual impairment due to diabetic macular edema, the Company made a $3.0 million milestone payment to Affitech pursuant to the terms of the Affitech CPPA. As a result of the EC Approval, XOMA is eligible to receive a 0.5% commercial payment stream for ten years from the first commercial sale of VABYSMO in Europe.

In August 2022, the Company received $0.5 million from Roche representing the first commercial payment for sales of VABYSMO in the U.S. and Japan during the first six months of 2022. The payment was recorded in the Company’s condensed consolidated balance sheet as of September 30, 2022, as a reduction of long-term royalty and commercial payment receivables. Based upon limited available information, the Company is unable to reasonably estimate net sales during the three months ended September 30, 2022.

Under the cost recovery method, the Company does not expect to recognize any income related to future commercial payment receipts until the purchase price has been fully collected. The Company performed its quarterly impairment assessment, and no impairment indicators were identified. Accordingly, no impairment was recorded as of September 30, 2022 or December 31, 2021.

The following table summarizes the royalty receivable activities during the nine months ended September 30, 2022 (in thousands):

Balance at December 31, 2021	$69,075
Receipt of royalty and commercial payments
Kuros	(2,500)
Affitech	(526)
Balance at September 30, 2022	$66,049

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

The following tables set forth the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as follows (in thousands):

	Fair Value Measurements at September 30, 2022 Using:
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Cash equivalents:
Money market funds	$10,234	$—	$—	$10,234
U.S. treasury bills	19,925	—	—	19,925
Total cash equivalents	30,159	—	—	30,159
Equity securities	443	—	—	443
Total financial assets	$30,602	$—	$—	$30,602
Liabilities:
Contingent consideration under RPAs and CPPAs	$—	$—	$75	$75

	Fair Value Measurements at December 31, 2021 Using:
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Equity securities	$774	$—	$—	$774
Liabilities:
Contingent consideration under RPAs and CPPAs	$—	$—	$8,075	$8,075

During the three and nine months ended September 30, 2022, there were no transfers between levels.

Equity Securities

The equity securities consisted of an investment in Rezolute’s common stock and are classified on the condensed consolidated balance sheets as current assets as of September 30, 2022 and December 31, 2021. The equity securities are revalued each reporting period with changes in fair value recorded in the other income (expense), net line item of the condensed consolidated statements of operations and comprehensive loss. As of September 30, 2022 and December 31, 2021, the Company valued the equity securities using the closing price for Rezolute’s common stock traded on the Nasdaq Stock Market of $2.74 and $4.78, respectively. The inputs that were used to calculate the fair value of the equity securities were observable prices in active markets and therefore were classified as a Level 1 fair value measurement.

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

The estimated fair value of the contingent consideration liability at the inception of the Affitech CPPA represented the future consideration that was contingent upon the achievement of specified regulatory milestones. The fair value measurement was based on significant Level 3 inputs such as anticipated timelines and probability of achieving regulatory milestones. During the nine months ended September 30, 2022, the estimated fair value of the contingent consideration recorded pursuant to the Affitech CPPA decreased from $8.0 million to zero after the Company paid Affitech a total of $5.0 million for milestones tied to the achievement of U.S. marketing approvals in January 2022 and $3.0 million for milestones tied to the achievement of EC approvals in September 2022.

Changes in the fair value of the liability for contingent consideration will be recorded in the other income (expense), net line item of the condensed consolidated statements of operations and comprehensive loss until settlement. During the nine months ended September 30, 2022, there were no changes in the estimated fair value of the contingent consideration recorded pursuant to the Bioasis RPA from the initial value of $0.1 million.

7. Lease Agreements

The Company leases one facility in Emeryville, California under an operating lease that expires in February 2023. The Emeryville lease contains an option to extend the lease for an additional term, however, the Company is not reasonably certain to exercise this option.

The following table summarizes maturity of the Company’s operating lease liabilities as of September 30, 2022 (in thousands):

Operating
Undiscounted lease payments	Leases
2022 (excluding the nine months ended September 30, 2022)	$52
2023	34
Total undiscounted lease payments	86
Present value adjustment	(1)
Total net lease liabilities	$85

The following table summarizes the cost components of the Company’s operating leases for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Lease costs:
Operating lease cost	$45	$45	$133	$133
Variable lease cost (1)	4	3	9	8
Total lease costs	$49	$48	$142	$141

(1)Under the terms of the lease agreement, the Company is also responsible for certain variable lease payments that are not included in the measurement of the lease liability. Variable lease payments include non-lease components such as common area maintenance fees.

The following information represents supplemental disclosure for the statement of cash flows related to operating leases (in thousands):

	Nine Months Ended September 30,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows under operating leases	$151	$147

The present value assumptions used in calculating the present value of the lease payments as of September 30, 2022 and December 31, 2021 were as follows:

	September 30,	December 31,
	2022	2021
Weighted-average remaining lease term	0.42 years	1.17 years
Weighted-average discount rate	5.51%	5.51%

8. Common Stock Warrants

As of September 30, 2022 and December 31, 2021, the following common stock warrants were outstanding:

			Exercise Price	September 30,	December 31,
Issuance Date	Expiration Date	Balance Sheet Classification	per Share	2022	2021
May 2018	May 2028	Stockholders’ equity	$23.69	6,332	6,332
March 2019	March 2029	Stockholders’ equity	$14.71	4,845	4,845
				11,177	11,177

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

Contingent Consideration

Pursuant to the Company’s RPAs and CPPAs with Bioasis, Aronora, Kuros and Affitech, the Company has committed to pay the Bioasis Contingent Consideration, the Aronora Royalty Milestones, the Kuros Sales Milestones and the Affitech regulatory and sales milestones. As of September 30, 2022, the estimated fair value of the Bioasis Contingent Consideration is $0.1 million and during the nine months ended September 30, 2022, the Company paid the Affitech Regulatory Milestones in full (Note 6). The liability for future Aronora Royalty Milestones, Kuros Sales Milestones and Affitech Sales Milestones will be recorded when the amounts, by product, are estimable and probable. As of September 30, 2022, none of these Aronora Royalty Milestones, Kuros Sales Milestones or Affitech Sales Milestones were assessed to be probable and as such, no liability was recorded on the condensed consolidated balance sheet.

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

The fair value of the stock options granted during the three and nine months ended September 30, 2022 and 2021, was estimated based on the following weighted average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022 (1)	2021	2022	2021
Dividend yield	n/a	0%	0%	0%
Expected volatility	n/a	71%	70%	90%
Risk-free interest rate	n/a	0.85%	2.17%	0.79%
Expected term	n/a	5.61 years	5.65 years	5.67 years

(1)No stock options were granted during the three months ended September 30, 2022.

Stock option activity for the nine months ended September 30, 2022, was as follows:

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Contractual	Intrinsic
	Number of	Price	Term	Value
	shares	Per Share	(in years)	(in thousands)
Outstanding at January 1, 2022	1,911,177	$20.64	6.33	$15,103
Granted	222,972	19.83
Exercised	(128,811)	7.22
Forfeited, expired or cancelled	(48,600)	64.55
Outstanding at September 30, 2022	1,956,738	$20.34	6.21	$10,284
Exercisable at September 30, 2022	1,572,356	$19.09	5.53	$10,282

The aggregate intrinsic value of stock options exercised during the nine months ended September 30, 2022 and 2021 was $2.8 million and $1.6 million, respectively.

The weighted-average grant-date fair value per share of the options granted during the nine months ended September 30, 2022 and 2021 was $12.21 and $26.21, respectively.

As of September 30, 2022, $4.2 million of total unrecognized compensation expense related to stock options is expected to be recognized over a weighted average period of 1.95 years.

Stock-based Compensation Expense

All stock-based compensation expense is recorded in G&A expense. The following table shows total stock-based compensation expense for stock options and ESPP in the condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Total stock-based compensation expense included in G&A	$806	$779	$2,620	$4,445

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

11. Capital Stock

Dividends

During the nine months ended September 30, 2022, the Company’s Board of Directors declared and paid cash dividends on the Company’s Series A Preferred Stock and Series B Depositary shares as follows:

	Series A Preferred Stock	Series B Depositary Share
	Cash Dividend Declared	Cash Dividend Declared
Dividend Declaration Date	($ per share)	($ per share)	Dividend Payment Date
October 20, 2021	$0.53906	$0.52344	January 18, 2022
March 17, 2022	$0.53906	$0.52344	April 15, 2022
May 18, 2022	$0.53906	$0.52344	July 15, 2022
July 20, 2022	$0.53906	$0.52344	October 17, 2022

BVF Ownership

As of September 30, 2022, BVF owned approximately 31.5% of the Company’s total outstanding shares of common stock, and if all the Series X convertible preferred shares were converted, BVF would own 52.4% of the Company’s total outstanding shares of common stock. The Company’s Series A Preferred Stock becomes convertible upon the occurrence of specific events and as of September 30, 2022, the contingency was not met, therefore the Series A Preferred Stock is not included in the as-converted ownership calculation. Due to its significant equity ownership, BVF is considered a related party of the Company.

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

12. Income Taxes

No provision was made for federal income tax, since the Company has incurred net operating losses during the three and nine months ended September 30, 2022 and 2021. The Company continues to maintain a full valuation allowance against its remaining net deferred tax assets.

The Company has a total of $5.9 million of gross unrecognized tax benefits, none of which would affect the effective tax rate upon realization as it currently has a full valuation allowance against its net deferred tax assets. The reversal of related deferred tax assets will be offset by a valuation allowance, should any of these uncertain tax positions be favorably settled in the future.

The Company does not expect its unrecognized tax benefits to change significantly over the next twelve months. The Company will recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. Through September 30, 2022, the Company has not accrued interest or penalties related to uncertain tax positions.

On August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 (the Inflation Act) into law.  The Inflation Act contains certain tax measures, including a corporate alternative minimum tax of 15% on some large corporations and an excise tax of 1% on corporate stock buy-backs. The various provisions of the Inflation Act do not have a material impact on the Company’s financial statements.

13. Subsequent Events

On October 25, 2022, the Compensation Committee of the Board of Directors of the Company approved an amendment (the “Amendment”) to the Retention Plan, previously filed with the Securities and Exchange Commission as Exhibit 10.1 to XOMA’s Quarterly Report on Form 10-Q for the three months ended March 31, 2022. The Amendment provides that each of the Company’s current employees, excluding its Chief Executive Officer, will be eligible to receive a cash retention bonus if employed through each of two periods: (1) the three-month anniversary of November 1, 2022 (the “Initial Period”) and (2) the nine-month period immediately following the Initial Period. All other terms of the Plan remain the same.

On November 1, 2022, the Company entered into a letter agreement with Thomas Burns that amends his amended and restated employment agreement (the “Employment Agreement”). Pursuant to the Employment Agreement as amended by this letter agreement, in the event Mr. Burns remains employed by the Company for a twelve-month period beginning on November 1, 2022, he will be deemed “retirement eligible” for purposes of his equity awards under the terms of his equity award agreements. All other terms of the Employment Agreement remain the same.

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

Recent Business Developments

Portfolio Updates – Royalty and Commercial Payment Purchase Agreements

In September 2022, in connection with Roche receiving approval from the EC to commercialize VABYSMO® (faricimab-svoa) for the treatment of neovascular or ‘wet’ age-related macular degeneration and visual impairment due to diabetic macular edema, we made a $3.0 million milestone payment to Affitech pursuant to the terms of the Affitech CPPA. Under the terms of the Affitech CPPA, we are eligible to receive a 0.5% commercial payment stream on net sales of VABYSMO in each of certain regions where it is approved, for a ten-year period following its first commercial sale in such region. As a result of the EC approvals, we will be eligible to receive a 0.5% commercial payment stream for ten years from the first commercial sale of VABYSMO in Europe.

VABYSMO was previously approved by the FDA in January 2022 and by Japan’s Ministry of Health, Labour, and Welfare in March 2022. In August 2022, we received $0.5 million from Roche representing the first commercial payment for sales of VABYSMO in the U.S. and Japan during the first six months of 2022. The payment was recorded on our condensed consolidated balance sheet as of September 30, 2022, as a reduction of long-term royalty and commercial payment receivables.

In July 2022, we received $2.5 million pursuant to our Kuros RPA. This payment represents 50% of a milestone earned by Kuros upon the closing of Regeneron’s acquisition of Checkmate Pharmaceuticals on May 31, 2022.

Portfolio Updates – License and Collaboration Agreements

In September 2022, after an interim analysis of data, Novartis decided to discontinue its study of CFZ533 (iscalimab) in liver transplant. In September 2021, Novartis also announced its decision to discontinue its study of CFZ533 in kidney transplant. Novartis is continuing iscalimab studies in other indications such as Sjögren’s Syndrome and Lupus Nephritis.

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

Critical Accounting Policies

Critical accounting policies are those that require significant judgment and/or estimates by management at the time that the financial statements are prepared such that materially different results might have been reported if other assumptions had been made. We consider certain accounting policies including those related to legal contingencies, revenue recognition under the units-of-revenue method and stock-based compensation to be critical policies. There have been no significant changes in our critical accounting policies during the three and nine months ended September 30, 2022, as compared with those previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 8, 2022.

Our significant accounting policies are included in “Note 2 – Basis of Presentation and Significant Accounting Policies” in our Condensed Consolidated Financial Statements.

Results of Operations

Revenues

Total revenues for the three and nine months ended September 30, 2022 and 2021, were as follows (in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2022	2021	Change	2022	2021	Change
Revenue from contracts with customers	$25	$550	$(525)	$3,300	$1,094	$2,206
Revenue recognized under units-of-revenue method	426	390	36	1,241	1,121	120
Total revenues	$451	$940	$(489)	$4,541	$2,215	$2,326

Revenue from Contracts with Customers

Revenue from contracts with customers includes upfront fees, annual license fees and milestone payments related to the out-licensing of our legacy product candidates and technologies. The decrease for the three months ended September 30, 2022, as compared to the same period in 2021, was primarily due to $0.5 million of milestone revenue recognized in the third quarter of 2021 under our license agreement with Compugen. The increase for the nine months ended September 30, 2022, as compared to the same period in 2021, was primarily due to $2.0 million in revenue recognized in the first quarter of 2022 related to a milestone event under our Rezolute License Agreement and a $0.8 million milestone earned pursuant to the Takeda Collaboration Agreement.

Revenue recognized under units-of-revenue method

Revenues recognized under the units-of-revenue method include the amortization of unearned revenue from the sale of royalty interests to HCRP in 2016. The increase in revenue for the three and nine months ended September 30, 2022 as compared with the same periods in 2021, was due to the increase in sales of products underlying the agreements with HCRP.

Research and Development Expenses

R&D expenses were $29,000 and $0.1 million for the three and nine months ended September 30, 2022, respectively, which were consistent with $30,000 and $0.1 million for the same periods in 2021. We do not expect to incur substantial R&D expenses related to internally developed programs due to the focus on our royalty aggregator business model.

General and Administrative Expenses

G&A expenses include salaries and related personnel costs, professional fees, and facilities costs. G&A expenses were $4.8 million for the three months ended September 30, 2022, compared with $4.3 million for the same period in 2021. The increase of $0.5 million was due to a $0.5 million increase in consulting and legal expenses associated with deal costs. G&A expenses were $15.6 million for the nine months ended September 30, 2022, compared with $14.9 million for the same period in 2021. The increase of $0.7 million was primarily due to a $1.2 million increase in consulting and legal expenses associated with deal costs and a $1.0 million increase in personnel-related costs, partially offset by a $1.8 million decrease in stock-based compensation expense.

To support our royalty aggregator business model, we engage third parties to assist in our evaluation of potential acquisitions of milestone and royalty streams. These consulting expenses may continue to increase in response to an increase in the volume of acquisition targets evaluated.

Other Income (Expense)

Interest Expense

The $0.5 million interest expense reported for the nine months ended September 30, 2021, was related to our SVB Loan that was repaid in June 2021. There was no interest expense for the three and nine months ended September 30, 2022, nor any interest expense for the three months ended September 30, 2021.

Other Income (Expense), Net

The following table shows the activity in other income (expense), net for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2022	2021	Change	2022	2021	Change
Other income (expense), net
Investment income	$274	$8	$266	$372	$28	$344
Change in fair value of equity securities	(80)	(1,099)	1,019	(331)	(482)	151
Other	—	—	—	35	5	30
Total other income (expense), net	$194	$(1,091)	$1,285	$76	$(449)	$525

The change in fair value of equity securities is due to the change in market price of equity securities we own in shares of Rezolute’s common stock. Investment income increased $0.3 million in both the three and nine months ended September 30, 2022, compared with the same periods in 2021 due to higher market interest rates.

Provision for Income Taxes

We recorded no provision for federal income tax, since we incurred net operating losses during the three and nine months ended September 30, 2022 and 2021. We continue to maintain a full valuation allowance against our remaining net deferred tax assets. We had a total of $5.9 million of gross unrecognized tax benefits, none of which would impact our effective tax rate to the extent that we continue to maintain a full valuation allowance against our deferred tax assets. We do not expect our unrecognized tax benefits to change significantly over the next twelve months.

Liquidity and Capital Resources

The following table summarizes our unrestricted cash and cash equivalents, our working capital and our cash flow activities as of and for each of the periods presented (in thousands):

	September 30,	December 31,
	2022	2021	Change
Cash and cash equivalents	$78,285	$93,328	$(15,043)
Working capital	$74,316	$84,006	$(9,690)

	Nine Months Ended September 30,
	2022	2021	Change
Net cash used in operating activities	$(8,989)	$(7,964)	$(1,025)
Net cash used in investing activities	(4,974)	(20,500)	15,526
Net cash (used in) provided by financing activities	(3,129)	14,274	(17,403)
Net decrease in cash, cash equivalents and restricted cash	$(17,092)	$(14,190)	$(2,902)

Net cash used in operating activities for the nine months ended September 30, 2022 was our operating expenses of $15.7 million, excluding non-cash expenses of $3.2 million including stock-based compensation of $2.6 million, partially offset by a $2.0 million milestone payment received from Rezolute and a $0.8 million milestone payment received from Takeda. Net cash used in operating activities for the nine months ended September 30, 2021 of $8.0 million was primarily due to the $14.0 million net loss incurred, partially offset by stock-based compensation expense of $4.4 million, loss on remeasurement of equity securities to fair value of $0.5 million, loss on extinguishment of debt of $0.3 million and change in assets and liabilities of $0.4 million which includes $1.5 million in cash refund for income tax receivables.

Net cash used in investing activities for the nine months ended September 30, 2022 was $5.0 million due to the $5.0 million and $3.0 million milestone payments pursuant to the Affitech CPPA in January 2022 and September 2022, respectively, partially offset by the $2.5 million milestone payment received from Kuros in July 2022 and the $0.5 million commercial payment received from Affitech in August 2022. Net cash used in investing activities for the nine months ended September 30, 2021 of $20.5 million was due to the $13.5 million payment pursuant to the Viracta Royalty Purchase Agreement and $7.0 million payment pursuant to the Kuros Royalty Purchase Agreement.

Net cash used in financing activities for the nine months ended September 30, 2022, of $3.1 million was primarily due to the payment of dividends on our Series A and Series B Preferred Stock of $4.1 million, partially offset by the receipt of net cash provided from the exercise of stock options after related tax payments of $0.9 million. Net cash provided by financing activities for the nine months ended September 30, 2021 of $14.3 million was primarily due to the receipt of net cash proceeds of $37.1 million from our public offering of Series B Preferred Stock, $1.0 million net cash provided from the exercise of stock options after related tax payments, partially offset by $4.3 million related to principal payments on debt, $17.1 million cash used to extinguish outstanding loans and $2.1 million payment of dividends on our Series A Preferred Stock and Series B Preferred Stock.

Capital Resources

As of September 30, 2022, we had $78.3 million in cash and cash equivalents. Based on our current cash balance and our ability to control discretionary spending, such as royalty acquisitions, we have evaluated and concluded our financial condition is sufficient to fund our planned operations, commitments, and contractual obligations for a period of at least one year following the filing date of this report.

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

We have primarily financed our operations and acquisitions through the issuance of our common stock, Series A and Series B Preferred Stock, and amounts received as milestone payments under our license agreements. The generation of future revenues related to licenses, milestones, and royalties is dependent on the achievement of milestones or product sales by our existing licensees. Milestone payments earned during the three and nine months ended September 30, 2022, are not indicative of anticipated milestones in future periods. We may seek additional capital through use of our 2018 Common Stock ATM Agreement or 2021 Series B Preferred Stock ATM Agreement (see Note 11 of the Condensed Consolidated Financial Statements), or through other public or private debt or equity transactions. Our ability to raise additional capital in the equity and debt markets, should we choose to do so, is dependent on a number of factors, including, but not limited to, the market demand for our common and preferred stock, which are subject to a number of development and business risks and uncertainties, our creditworthiness and the uncertainty that we would be able to raise such additional capital at a price or on terms that are favorable to us. If we are unable to raise additional funds when we need them, our business and operations may be adversely affected.

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

In response to our CEO’s intention to retire as announced in December 2021, we have implemented a Retention Plan to encourage our employees to remain with the Company through and beyond the CEO transition period. Our Retention Plan includes a cash “stay” bonus, effective November 1, 2022, as well as a policy defining benefits upon any involuntary termination for reasons other than cause, which includes minimum severance, COBRA benefits, outplacement services and certain modifications to option awards. We expect our operating expenses to increase as a result of this Retention Plan and costs to source and hire a new CEO.

RPAs and CPPAs: A significant component of our business model is to acquire rights to potential future milestone and royalty streams. We expect to continue deploying capital toward these acquisitions in the near and long term.

We also have potential contingent consideration of $0.1 million recorded on our condensed consolidated balance sheets as of September 30, 2022, for development milestones due under our agreement with Bioasis. We paid $5.0 million in regulatory approval milestones to Affitech in January 2022 and $3.0 million in September 2022. We have evaluated and concluded our existing capital resources are adequate to meet those needs.

We also have potential sales-based milestones that may become due under our agreements with Aronora, Kuros and Affitech. All of these sales-based milestones represent a portion of the funds we may receive in the future pursuant to these agreements, and therefore will be fully funded by the related royalty or commercial payment receipts.

Collaborative Agreements, Royalties and Milestone Payments: We have committed to make potential future milestone payments and legal fees to third parties as part of licensing and development programs. Payments under these agreements become due and payable only upon the achievement of certain developmental, regulatory and commercial milestones by our licensees. Because it is uncertain if and when these milestones will be achieved, such contingencies, aggregating up to $6.3 million (assuming one product per contract meets all milestone events) have not been recorded on our condensed consolidated balance sheet as of September 30, 2022. We are unable to determine precisely when and if our payment obligations under the agreements will become due as these obligations are based on milestone events, the achievement of which is subject to a significant number of risks and uncertainties. All payments due will be funded by a portion of the related milestone or royalty revenue we receive or will be reimbursed by our licensees.

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

***

We have incurred significant operating losses since our inception and as of September 30, 2022, we have an accumulated deficit of $1.2 billion. As of September 30, 2022, we had $78.3 million in unrestricted cash and cash equivalents which we anticipate will enable us to maintain our operations for a period of at least 12 months following the filing date of this report.

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

We have incurred significant operating losses and negative cash flows from operations since our inception. Although we generated net income of $15.8 million and $13.3 million and positive cash flows from operations of $22.7 million and $10.1 million for the years ended December 31, 2021 and 2020, respectively, we had an accumulated deficit of $1.2 billion as of September 30, 2022. We do not know whether we will ever achieve sustained profitability or whether cash flow from future operations will be sufficient to meet our needs.

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

As of September 30, 2022, we had issued and outstanding 984,000 shares of Series A Preferred Stock with a liquidation preference of $25.00 per share, plus an amount equal to any accumulated and unpaid dividends up to the date of payment (whether or not declared). Additionally, as of September 30, 2022, we had issued and outstanding 1,600,000 depositary shares, each representing a 1/1000th fractional interest in a share of our Series B Preferred Stock with a liquidation preference of $25,000 per share of Series B Preferred Stock ($25.00 per depositary share), plus an amount equal to any accumulated and unpaid dividends up to the date of payment (whether or not declared). Our preferred stock is senior to our shares of common stock in right of payment of dividends and other distributions. In the event of our bankruptcy, dissolution or liquidation, the holders of our preferred stock must be satisfied before any distributions can be made to our common stockholders.

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

*A large percentage of the calculated net present value of our portfolio is represented by a limited number of products. The failure of any one of these products to move forward in clinical development or commercialization may have a material adverse effect on our financial condition and results of operation.

Our asset portfolio may not be fully diversified by product, therapeutic area, geographic region or other criteria. Any significant deterioration in the amount or likelihood of receipt of potential cash flows from the top products in our asset portfolio could have a material adverse effect on our business, financial condition and results of operations. For example, in September 2021 and 2022, Novartis decided to discontinue its studies of CFZ533 (iscalimab) in kidney transplant and liver transplant recipients, respectively. In addition, should the payor of any future potential milestones or royalties decline to pay such potential milestones and royalties for any reason, such failure may result in a material adverse effect on our financial condition and results of operation.

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

We had 12 employees as of October 31, 2022. We may require additional experienced executive, accounting, legal, administrative and other personnel from time to time in the future. We are highly dependent on principal members of our executive team, the loss of whose services may adversely impact the achievement of our objectives. There is intense competition for the services of these personnel, especially in California.

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

*Healthcare reform measures and other statutory or regulatory changes could adversely affect our business.

The United States and some foreign jurisdictions have enacted or are considering a number of legislative and regulatory proposals to change the healthcare system in ways that could affect our potential royalty providers’ ability to sell products in which we have ownership or and royalty interests, if approved, profitably. Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and expanding access. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives. For example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively the ACA, was enacted, which, among other things, substantially changed the way healthcare is financed by both governmental and private payers.

There have been judicial, Congressional and executive branch challenges to certain aspects of the ACA, as well as efforts by the Trump administration to repeal or replace certain aspects of the ACA. While Congress has not passed comprehensive repeal legislation, several bills affecting the implementation of certain taxes under the ACA have been signed into law. The Tax Cuts and Jobs Act of 2017, or Tax Act, includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. In addition, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the ACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January l, 2021, also eliminated the health insurer tax. The Bipartisan Budget Act of 2018, or the BBA, among other things, amends the ACA, effective January 1, 2019, to increase from 50 percent to 70 percent the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole”. On, June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the

ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Further, prior to the U.S. Supreme Court ruling, President Biden issued an executive order that initiated a special enrollment period from February 15, 2021 through August 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. In addition, on August 16, 2022, President Biden signed the Inflation Reduction Act of 2022, or the IRA, into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost through a newly established manufacturer discount program. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is unclear how other such challenges, and the healthcare reform measures of the Biden administration will impact the ACA and our business.

Other legislative changes have also been proposed and adopted since the ACA was enacted. For example, the Budget Control Act of 2011 resulted in aggregate reductions in Medicare payments to providers of up to two percent per fiscal year, starting in 2013 and, due to subsequent legislative amendments to the statute, will remain in effect until 2031 unless additional Congressional action is taken. However, COVID-19 relief support legislation suspended the 2% Medicare sequester from May 1, 2020 through March 31, 2022. Under current legislation the actual reduction in Medicare payments will vary from 1% in 2022 to up to 4% in the final fiscal year of this sequester. In addition, the American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several types of providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Such laws, and others that may affect our business that have been recently enacted or may in the future be enacted, may result in additional reductions in Medicare and other healthcare funding.

Also, there has been heightened governmental scrutiny recently in the U.S. over pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. For example, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the Department of Health and Human Services, or HHS, released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue to advance these principles. In addition, the IRA, among other things, (i) directs the Secretary of HHS to negotiate the price of certain high-expenditure, single-source drugs and biologics covered under Medicare Part B and Medicare Part D, and subjects drug manufacturers to civil monetary penalties and a potential excise tax by offering a price that is not equal to or less than the negotiated “maximum fair price” under the law, and (ii) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. These provisions will take effect progressively starting in fiscal year 2023, although they may be subject to legal challenges. It is currently unclear how the IRA will be implemented but is likely to have a significant impact on the pharmaceutical industry. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, and restrictions on certain product access. In some cases, such legislation and regulations have been designed to encourage importation from other countries and bulk purchasing.

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

The Health Insurance Portability and Accountability Act of 1996, or HIPAA created new federal criminal statutes that prohibit, among other things, executing a scheme to defraud any healthcare benefit program, including a private payor, or falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of, or payment for, health care benefits, items or services.

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

There can be no assurance that the market price of our common stock will not decline below its present market price. Additionally, there may not be an active trading market for our common stock, Series A Preferred Stock or depositary shares representing interests in our Series B Preferred Stock. The market prices of biotechnology companies have been and are likely to continue to be highly volatile. Fluctuations in our operating results and general market conditions for biotechnology stocks could have a significant impact on the volatility of our stock price or the existence of an active trading market for our common stock, Series A Preferred Stock or depositary shares representing interests in our Series B Preferred Stock. We have experienced significant volatility in the price of our common stock. From January 1, 2022, through October 31, 2022, the share price of our common stock has ranged from a high of $32.09 to a low of $15.68. From January 1, 2022, through October 31, 2022, the share price of our Series A Preferred Stock has ranged from a high of $27.09 to a low of $22.14. January 1, 2022, through October 31, 2022, the share price of our Series B Preferred Stock has ranged from a high of $26.81 to a low of $21.75. Additionally, we have two significant holders of our common stock that could affect the liquidity of our stock and have a significant negative impact on our stock price if the holders were to quickly sell their ownership positions.

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

As of September 30, 2022, there were 5,003 shares of Series X preferred stock issued and outstanding. Each share of Series X preferred stock is convertible into 1,000 shares of registered common stock. The total number of shares of common stock issuable upon conversion of all issued Series X preferred stock would be 5,003,000 shares. Each share is convertible at the option of the holder at any time, provided that the holder will be prohibited from converting into common stock if, as a result of such conversion, the holder, together with its affiliates, would beneficially own a number of shares above a conversion blocker, which was initially set at 19.99% of our total common stock then issued and outstanding immediately following the conversion of such shares. A holder of Series X preferred shares may elect to increase or decrease the conversion blocker above or below 19.99% on 61 days’ notice, provided the conversion blocker does not exceed the limits under Nasdaq Marketplace Rule 5635(b), to the extent then applicable. If holders of our Series X convertible preferred stock elect to convert their preferred shares into common stock such conversion would dilute our currently outstanding common stock both in number and in earnings per share. BVF (and its affiliates), as current holders of all shares of our Series X preferred stock, would, if they converted all such shares to common stock, obtain majority voting control of the Company. As of September 30, 2022, BVF owned approximately 31.5% of our total outstanding shares of common stock, and if all of the Series X convertible preferred shares were converted, BVF would own 52.4% of our total outstanding shares of common stock. Additionally, as of September 30, 2022, we had issued and outstanding 984,000 shares of Series A Preferred Stock and 1,600,000 depositary shares, each representing a 1/1000th fractional interest in a share of our Series B Preferred Stock.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

On November 1, 2022, the Company entered into a letter agreement with Thomas Burns that amends his amended and restated employment agreement (the “Employment Agreement”). Pursuant to the Employment Agreement as amended by this letter agreement, in the event Mr. Burns remains employed by the Company for a twelve-month period beginning on November 1, 2022, he will be deemed “retirement eligible” for purposes of his equity awards under the terms of his equity award agreements. All other terms of the Employment Agreement remain the same.

ITEM 6. EXHIBITS

		Incorporation By Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

3.1	Certificate of Incorporation of XOMA Corporation	8-K	000-14710	3.1	01/03/2012

3.2	Certificate of Amendment of Certificate of Incorporation of XOMA Corporation	8-K	000-14710	3.1	05/31/2012

3.3	Certificate of Amendment of Amended Certificate of Incorporation of XOMA Corporation	8-K	000-14710	3.1	05/28/2014

3.4	Certificate of Amendment to the Amended Certificate of Incorporation of XOMA Corporation	8-K	000-14710	3.1	10/18/2016

3.5	Certificate of Designation of Preferences, Rights and Limitations of Series X Convertible Preferred Stock	8-K	000-14710	3.1	02/16/2017

3.6	Certificate of Designation of Preferences, Rights and Limitations of 8.625% Series A Cumulative Perpetual Preferred Stock	8-K	000-14710	3.1	12/11/2020

3.7	Certificate of Designation of Preferences, Rights and Limitations of 8.375% Series B Cumulative Perpetual Preferred Stock	8-K	000-39801	3.1	04/08/2021

3.8	Certificate of Correction of the Certificate of Designation of 8.375% Series B Cumulative Perpetual Preferred Stock dated June 9, 2021	10-Q	001-39801	3.8	08/05/2021

3.9	Certificate of Amendment to the Certificate of Designation of 8.375% Series B Cumulative Perpetual Preferred Stock of XOMA Corporation.	8-K	001-39801	3.1	08/05/2021

3.10	By-laws of XOMA Corporation	8-K	000-14710	3.2	01/03/2012

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, 3.5, 3.6, 3.7, 3.8, 3.9 and 3.10

4.2	Specimen of Common Stock Certificate	8-K	000-14710	4.1	01/03/2012

4.3	Deposit Agreement, dated effective April 9, 2021, by and among XOMA Corporation, American Stock Transfer & Trust Company, LLC, as depositary, and the holders of the depositary receipts issued thereunder	8-K	000-39801	4.1	04/08/2021

4.4	Form of Warrant (May 2018 Warrant)	10-Q	000-14710	4.6	08/07/2018

4.5	Form of Warrant (March 2019 Warrant)	10-Q	000-14710	4.7	05/06/2019

10.1+#	IL-1b Target License Agreement, dated August 24, 2017, by and between XOMA Corporation and Novartis Pharma AG

10.2+#	License Agreement, dated August 24, 2017, by and between XOMA Corporation and Novartis Pharma AG

10.3+#	License Agreement, dated March 23, 2016, between XOMA Corporation and Ology Bioservices Inc. (formerly Nanotherapeutics Inc., now a wholly owned subsidiary of National Resilience, Inc.)

Incorporation By Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

10.4+#

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

XOMA Corporation

Date: November 3, 2022	By:	/s/ JAMES R. NEAL
James R. Neal Chief Executive Officer (Principal Executive Officer) and Chairman of the Board of Directors

Date: November 3, 2022	By:	/s/ THOMAS BURNS
Thomas Burns Senior Vice President, Finance and Chief Financial Officer (Principal Financial and Principal Accounting Officer)