Form 10-K
period 2022-12-31
XOMA Corp
filed 2023-03-09
CIK 791908

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒       ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on the Nasdaq Global Market on June 30, 2022, was $154,564,269.

Number of shares of Registrant’s Common Stock outstanding as of March 6, 2023 was 11,460,968.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement relating to the Company’s 2023 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

XOMA Corporation

2022 FORM 10-K ANNUAL REPORT

i

GLOSSARY OF TERMS AND ABBREVIATIONS

Abbreviations	Definition

2010 Plan	the Company's 2010 Long Term Incentive and Stock Award Plan, as amended
2018 Common Stock ATM Agreement	At The Market Issuance Sales Agreement with HCW dated December 18, 2018
2021 Series B Preferred Stock ATM Agreement	At The Market Issuance Sales Agreement with B. Riley dated August 5, 2021
‘40 Act	Investment Company Act of 1940
ACA	The Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010
Affimed	Affimed N.V.
Affitech	Affitech Research AS
Affitech CPPA	the Company's Commercial Payment Purchase Agreement with Affitech dated October 6, 2021
Agenus	Agenus, Inc. and certain affiliates
Agenus RPA	the Company's Royalty Purchase Agreement with Agenus dated September 20, 2018
Anti-TGFβ Antibody License Agreement	the Company's License Agreement with Novartis dated September 30, 2015
April 2022 Letter Agreement	the Letter Agreement to Officer Employment Agreement dated August 7, 2017, between XOMA Corporation and Thomas Burns dated April 1, 2022
Aronora	Aronora, Inc.
Aronora RPA	the Company's Royalty Purchase Agreement with Aronora dated April 7, 2019
AstraZeneca	AstraZeneca plc
ASC	Accounting Standards Codification
ASC 310	ASC Topic 310, Receivables
ASC 450	ASC Topic 450, Contingencies
ASC 606	ASC Topic 606, Revenue from Contracts with Customers
ASC 730	ASC Topic 730, Research and Development
ASC 805	ASC Topic 805, Business Combinations
ASC 815	ASC Topic 815, Derivatives and Hedging
ASU	Accounting Standards Update
Bayer	Bayer Pharma AG
Bioasis	Bioasis Technologies, Inc. and certain affiliates
Bioasis RPA	the Company's Royalty Purchase Agreement with Bioasis dated February 25, 2019
BLA	Biologic License Application
Black-Scholes Model	Black-Scholes Option Pricing Model
B. Riley	B. Riley Securities, Inc.
BVF	Biotechnology Value Fund, L.P.
CCPA	California Consumer Privacy Act of 2018, collectively the Act and its regulations
CARES	Coronavirus Aid, Relief, and Economic Security
cGMP	current Good Manufacturing Processes
Chiesi	Chiesi Farmaceutici S.p.A.
Chiron	Chiron Corporation
Chiron Collaboration Agreement	the Company's Collaboration Agreement with Chiron dated February 27, 2004, as amended in May 2005, July 2008 and September 2015
Company	XOMA Corporation, including subsidiaries
CPPA	Commercial Payment Purchase Agreement
CPRA	California Privacy Rights Act
EC	European Commission

EMA	European Medicines Agency
ESPP	2015 Employee Stock Purchase Plan, as amended
EU	European Union
FCPA	U.S. Foreign Corrupt Practices Act of 1977, as amended
FDA	U.S. Food and Drug Administration
GAAP	Generally accepted accounting principles
G&A	General and administrative
GDPR	General Data Protection Regulation
Gevokizumab License Agreement	the Company's License Agreement with Novartis dated August 24, 2017
HCRP	Healthcare Royalty Partners II, L.P.
HCW	H.C. Wainwright & Co., LLC
HIPAA	Federal Health Insurance Portability and Accountability Act of 1996
ICE®	Innate cell engager
IP	Intellectual Property
Janssen	Janssen Biotech, Inc.
Kuros	Kuros Biosciences AG, Kuros US LLC and Kuros Royalty Fund (US) LLC, collectively
Kuros RPA	the Company's Royalty Purchase Agreement with Kuros dated July 14, 2021
Merck	Merck Sharp & Dohme Corp
Merck KGaA	Ares Trading SA
Merck KGaA License Agreement	In-license agreement from Merck KGaA to ObsEva related to ebopiprant dated June 10, 2015 and subsequently amended on July 8, 2016 (assumed by the Company as part of the ObsEva Agreement)
NDA	New Drug Application
NIH	National Institutes of Health
NOL	net operating loss
Novartis	Novartis Pharma AG, Novartis International Pharmaceutical Ltd., Novartis Institutes for Biomedical Research, Inc. and/or Novartis Vaccines and Diagnostics, Inc.
November 2022 Letter Agreement	November 1, 2022 amendment to the April 2022 Letter Agreement
ObsEva	ObsEva SA
ObsEva IP Acquisition Agreement	the Company's IP Acquisition Agreement with ObsEva dated November 21, 2022
Ology Bioservices	Ology Bioservices Inc. (formerly Nanotherapeutics Inc., now a wholly owned subsidiary of National Resilience, Inc.)
Organon	Organon International GmbH
Organon License Agreement	Out-license agreement to Organon from ObsEva dated July 26, 2021, related to the development and commercialization of ebopiprant (assumed by the Company as part of the ObsEva IP Acquisition Agreement)
Palo	Palobiofarma, S.L.
Palo RPA	the Company's Royalty Purchase Agreement with Palo dated September 26, 2019
Pfizer	Pfizer, Inc.
Regeneron	Regeneron Pharmaceuticals, Inc.
Amended Retention Plan	October 25, 2022 amendment to the Retention Plan
Retention Plan	Retention and Severance Plan dated March 31, 2022
Rezolute	Rezolute, Inc., formerly Antria Bio, Inc.
Rezolute License Agreement	the Company's License Agreement with Rezolute dated December 6, 2017, as amended in March 2018, January 2019 and March 2020
RPA	Royalty Purchase Agreement
Roche	F. Hoffmann-La Roche AG
SEC	Securities and Exchange Commission
Second Bioasis RPA	the Company's Royalty Purchase Agreement with Bioasis dated November 2, 2020

Series A Preferred Stock	the 8.625% Series A cumulative, perpetual preferred stock issued in December 2020
Series B Preferred Stock	the 8.375% Series B cumulative, perpetual preferred stock issued in April 2021
Series A and Series B Preferred Stock	Series A Preferred Stock and Series B Preferred Stock, collectively
Series B Depositary Shares	the depositary shares, each representing 1/1000th interest in a share of Series B Preferred Stock
Sonnet	Sonnet BioTherapeutics, Inc., formerly Oncobiologics, Inc.
Sonnet Collaboration Agreement	the Company's Collaboration Agreement with Sonnet dated July 23, 2012, as amended in May 2019
SOX	Sarbanes-Oxley Act of 2002
SVB	Silicon Valley Bank
SVB Loan Agreement	the loan and security agreement with SVB dated May 7, 2018, as amended (terminated upon repayment in June 2021)
SVB Loan	the loan with SVB pursuant to the SVB Loan Agreement (extinguished upon repayment in June 2021)
Takeda	Takeda Pharmaceutical Company Limited
Takeda Collaboration Agreement	the Company's Collaboration Agreement with Takeda dated November 1, 2006, as amended in February 2007 and February 2009
TGFβ	transforming growth factor beta
VABYSMO	faricimab-svoa
Viracta	Viracta Therapeutics, Inc.
Viracta RPA	the Company's Royalty Purchase Agreement with Viracta dated March 22, 2021
XOMA	XOMA Corporation, a Delaware corporation, including subsidiaries

PART I

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and the Private Securities Litigation Reform Act of 1995, which are subject to the “safe harbor” created by those sections. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to them. In some cases you can identify forward-looking statements by words such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential,” “intend” and similar expressions intended to identify forward-looking statements. Examples of these statements include, but are not limited to, statements regarding: our future operating expenses, our future losses, the success of our strategy as a royalty aggregator, the assumptions underlying our business model; the extent to which issued and pending patents may protect the products and processes in which we have an ownership or royalty interest and prevent the use of the covered subject matter by third parties, the potential of our existing product candidates to lead to the development of commercial products, our ability to receive potential milestone or royalty payments under license and collaboration agreements and the amount and timing of receipt of those payments, and the impact of the evolving COVID-19 pandemic. These statements are based on assumptions that may not prove accurate. Actual results could differ materially from those anticipated due to certain risks inherent in the biotechnology industry and for our licensees engaged in the development of new products in a regulated market. Among other things: there can be no assurance that our revenues or expenses will meet any expectations or follow any trend(s); we may be unable to retain our key employees; litigation, arbitration or other disputes with third parties may have a material adverse effect on us; our product candidates subject to our out-license agreements are still being developed, and our licensees’ may require substantial funds to continue development which may not be available; we may not be successful in entering into out-license agreements for our product candidates; if our therapeutic product candidates do not receive regulatory approval, our third-party licensees will not be able to manufacture and market them; products or technologies of other companies may render some or all of our product candidates noncompetitive or obsolete; we do not know whether there will be, or will continue to be, a viable market for the products in which we have an ownership or royalty interest; even once approved, a product may be subject to additional testing or significant marketing restrictions, its approval may be withdrawn or it may be voluntarily taken off the market; and we and our licensees are subject to various state and federal healthcare related laws and regulations that may impact the commercialization of our product candidates and could subject us to significant fines and penalties. These and other risks, including those related to current economic and financial market conditions, are contained principally in Item 1, Business; Item 1A, Risk Factors; Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations; and other sections of this Annual Report on Form 10-K. Factors that could cause or contribute to these differences include those discussed in Item 1A, Risk Factors, as well as those discussed elsewhere in this Annual Report on Form 10-K.

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

●	Our acquisitions of potential future royalty and/or milestone payments may not produce anticipated revenues and/or may be negatively affected by a default or bankruptcy of the licensor(s) or licensee(s), and if such transactions are secured by collateral, we may be, or may become, under-secured by the collateral or such collateral may lose value and we will not be able to recuperate our capital expenditures associated with the acquisition.
●	Many of our potential royalty acquisitions may be associated with drug products that are in clinical development and have not yet been commercialized. To the extent that such products are not successfully developed and commercialized, our financial condition and results of operations may be negatively impacted. Acquisitions of potential royalties associated with development stage biopharmaceutical product candidates are subject to a number of uncertainties.
●	We depend on our licensees and royalty-agreement counterparties for the determination of royalty and milestone payments. While we typically have primary or back-up rights to audit our licensees and royalty-agreement counterparties, the independent auditors may have difficulty determining the correct royalty calculation, errors, may be undetectable and payment calculations may call for retroactive adjustments. We may have to exercise legal remedies to resolve any disputes resulting from any such audit.
●	The lack of liquidity of our acquisitions of future potential milestones and royalties may adversely affect our business and, if we need to sell any of our acquired assets, we may not be able to do so at a favorable price, if at all. As a result, we may suffer losses. We have sustained losses in the past, and we expect to sustain losses in the foreseeable future.
●	The ongoing COVID-19 pandemic, macroeconomic conditions, such as rising inflation rates, uncertain credit and global financial markets and supply chain disruptions, and geopolitical events, have adversely impacted and could materially and adversely impact the future our licensees or royalty-agreement counterparties or their licensees, which could cause delays or elimination of our receipts of potential milestones and royalties under our licensing or royalty and milestone acquisition arrangements.
●	Our royalty aggregator strategy may require that we register with the SEC as an “investment company” in accordance with the Investment Company Act of 1940. If we were to become an “investment company” and be subject to the restrictions of the 1940 Act, those restrictions would likely require significant changes in the way we do business and add significant administrative burdens to our operations.
●	Our royalty aggregator strategy may require us to raise additional funds to acquire milestone and royalty interests; we cannot be certain that funds will be available or available at an acceptable cost of capital, and if they are not available, we may be unsuccessful in acquiring milestone and royalty interests to sustain the business in the future.

●	Information available to us about the biopharmaceutical products underlying the potential royalties we buy may be limited and therefore our ability to analyze each product and its potential future cash flow may be similarly limited.
●	Our future income is dependent upon numerous potential milestone and royalty-specific assumptions and, if these assumptions prove not to be accurate, we may not achieve our anticipated rates of returns. Reductions in potential milestone or royalty payments compared to expectations, or impairments in the value of potential milestones and royalties acquired could have a material adverse effect on our financial condition and results of operations.
●	A large percentage of the calculated net present value of our portfolio is represented by a limited number of products. The failure of any one of these products to move forward in clinical development or commercialization may have a material adverse effect on our financial condition and results of operation.
●	We rely heavily on license and collaboration relationships, and any litigation, arbitration or other disputes with our licensees, collaborators and their partners or termination or breach of any of the related agreements could reduce the financial resources available to us. In the event of any disagreement that cannot be resolved satisfactorily to us, we may end up being paid less than anticipated on such product or involved in costly and time-consuming arbitration or litigation, which could materially adversely affect our financial condition, results of operation and future prospects.
●	Our potential milestone and royalty providers may rely on third parties to provide services in connection with their product candidate development and manufacturing programs. The inadequate performance by or loss of any of these service providers could adversely affect our potential milestone and royalty providers’ product candidate development.
●	We may not be able to successfully identify and acquire potential milestone and royalty streams on other products, product candidates, or programs, or other companies to grow and diversify our business, and, even if we are able to do so, we may not be able to successfully manage the risks associated with integrating any such products, product candidates, programs or companies into our business or we may otherwise fail to realize the anticipated benefits of these acquisitions.
●	Our potential milestone and royalty providers face uncertain results of clinical trials of product candidates. If our potential royalty providers’ therapeutic product candidates do not receive regulatory approval, our potential royalty providers will be unable to market them.
●	We do not know whether there will be, or will continue to be, a viable market for the product candidates in which we have an ownership, milestone or royalty interest.
●	If we and our potential royalty providers are unable to protect our intellectual property, in particular patent protection for principal products, product candidates and processes in which we have an ownership or royalty interest, and prevent the use of the covered subject matter by third parties, our potential royalty providers’ ability to compete in the market will be harmed, and we may not realize our profit potential.
●	We have a continuing obligation to pay quarterly dividends to holders of our Series A and Series B Preferred Stock, which will be an on-going expenditure for us and may limit our ability to borrow additional funds.

Item 1.   Business

Overview and Strategy

XOMA is a biotech royalty aggregator. We have a sizable portfolio of economic rights to future potential milestone and royalty payments associated with partnered commercial and pre-commercial therapeutic candidates. Our portfolio was built through acquisitions of rights to future milestones and royalties that we have made since our royalty aggregator business model was implemented in 2017 combined with outlicensing our proprietary products and platforms from our legacy discovery and development business. We expect that most of our future revenue will be based on payments we may receive for milestones and royalties related to these programs.

Our strategy is to expand our portfolio by acquiring additional potential milestone and royalty revenue streams on drug product candidates from third parties. Expanding our portfolio through these acquisitions can allow for further diversification across therapeutic areas and development stages. Our ideal target acquisitions are in pre-commercial stages of development, have an expected long duration of market exclusivity, have high revenue potential, and are partnered with a large pharmaceutical or biopharmaceutical enterprise.

Portfolio Highlights

The following table highlights key assets included in our portfolio of potential future milestone and royalty streams. This table does not include all assets because certain assets are subject to confidentiality agreements.

COMPANY	ASSET NAME	TARGET	ROYALTY RATE
Affimed	AFM13	CD30/CD16A	Confidential
Affimed	AFM24	EGRF/CD16A	Confidential
Aronora	AB002 (proCase/E-WE thrombin)	Protein kinase C	Low single-digit
Aronora	AB023 (xisomab, 3G3)	Factor XI	Low single-digit
Aronora	AB054	Factor XII	Low single-digit
AstraZeneca	AZD2936	TIGIT/PD-1	Low single-digit
AVEO Oncology	AV-299 (ficlatuzumab)	HGF	Low single-digit
Bayer (Aronora RPA)	BAY1213790 (osocimab)	Factor XIa	Low single-digit
Regeneron	CMP-001 (vidutolimod)	TLR9	High single-digit to double-digit
Chiesi (Bioasis RPA)	Lysosomal Storage Disorders Enzymes	Enzyme replacement therapy	Low single-digit
Compugen	COM902	TIGIT	Low single-digit
Day One	DAY101 (tovorafenib)	Pan-RAF	Mid-single-digit
Denovo Biopharma	vosaroxin	Topoisomerase II	High single-digit
Incyte (Agenus RPA)	INCAGN1876	GITR	Mid-single-digit
Incyte (Agenus RPA)	INCAGN1949	OX-40	Mid-single-digit
Incyte (Agenus RPA)	INCAGN02390	TIM-3	Low to mid-single-digit
Incyte (Agenus RPA)	INCAGN2385	LAG-3	Low to mid-single-digit
Janssen Biotech	JNJ-63723283 (cetrelimab)	PD-1	0.75%
Merck (Agenus RPA)	MK-4830	ILT-4	Low single-digit
Molecular Templates	MT-0169	CD-38	4%
Novartis	CFZ533 (iscalimab)	CD-40	Mid-single-digit to low-teens
Novartis	VPM087 (gevokizumab)	IL-1ß	High single-digit to mid-teens
Novartis	NIS793	TGFß	Mid-single-digit to low teens
Novartis (Palobiofarma RPA)	NIR178	Adenosine A2a receptor	Low single-digit

Ology Bioservices	G03-52-01	Botulinum neurotoxins	15%
Organon (ObsEva IP Acquisition Agreement)	ebopiprant	Prostaglandin F2α (PGF2α) receptor	Low- to mid-teens
Palo	PBF-680	Adenosine A1 receptor	Low single-digit
Palo	PBF-677	Adenosine A3 receptor	Low single-digit
Palo	PBF-999	Adenosine A2a receptor/ Phosphodiesterase 10 (PDE-10)	Low single-digit
Palo	PBF-1129	Adenosine A2b receptor	Low single-digit
Palo	PBF-1650	Adenosine A3 receptor	Low single-digit
Rezolute	RZ358	INSR	High single-digit to mid-teens
Rezolute	RZ402	Plasma kallikrein	Low single-digit
Roche	faricimab (faricimab-svoa)	Angiopoietin-2 and VEGF-A	0.5%
Takeda	TAK-079 (mezagitamab)	CD-38	4%

Acquisitions

ObsEva Intellectual Property Acquisition Agreement

In November 2022, we entered into the ObsEva IP Acquisition Agreement pursuant to which we acquired all of ObsEva’s intellectual property (patents and know-how) and license agreement rights related to ebopiprant, an investigational compound previously licensed by ObsEva from Merck KGaA. We also assumed ObsEva’s ongoing obligations under the Organon License Agreement and the Merck KGaA License Agreement. Pursuant to the Organon License Agreement, XOMA is eligible to receive up to $475.0 million in payments for ebopiprant development, commercialization and sales-based milestones.  If ebopiprant is successfully commercialized, we will be entitled to receive royalties that range from low to mid-teens from Organon and will be required to make mid-single-digit royalty payments to Merck KGaA.  We paid ObsEva a $15.0 million upfront payment at closing and will pay potential earn-out payments of up to $97.5 million for development, regulatory and sales-based milestones, representing a portion of what we will receive pursuant to the Organon License Agreement.

Affitech Commercial Payment Purchase Agreement

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

In January 2022, Genentech, a member of the Roche group, received approval from the FDA to commercialize VABYSMO (faricimab-svoa) for the treatment of wet, or neovascular, age-related macular degeneration and diabetic macular edema. Pursuant to the Affitech CPPA, we paid Affitech a $5.0 million milestone tied to these U.S. marketing approvals.

In September 2022, in connection with Roche receiving approval from the European Commission to commercialize VABYSMO for the treatment of neovascular or ‘wet’ age-related macular degeneration and visual impairment due to diabetic macular edema, we made a $3.0 million milestone payment to Affitech pursuant to the terms of the Affitech CPPA. As a result of the EC Approval, we are eligible to receive a 0.5% commercial payment stream for ten years from the first commercial sale of VABYSMO in Europe.

In August 2022, we received $0.5 million from Roche representing the first commercial payment for sales of VABYSMO during the first six months of 2022, and in February 2023 we received $2.4 million for sales of VABYSMO during the second half of 2022.

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

In May 2022, Regeneron completed its acquisition of Checkmate Pharmaceuticals resulting in a $5.0 million milestone payment to Kuros.  Pursuant to the Kuros RPA, we were entitled to 50% of the milestone payment, which we received in July 2022.

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

Agenus Royalty Purchase Agreement

In September 2018, we entered into the Agenus RPA, pursuant to which we acquired the right to receive 33% of the future royalties due to Agenus from Incyte (net of certain royalties payable by Agenus to a third party) and 10% of all future developmental, regulatory and sales milestones on sales of six Incyte immuno-oncology assets. In addition, we acquired the right to receive 33% of the future royalties due to Agenus from Merck and 10% of all future developmental, regulatory and sales milestones on sales of MK-4830, an immuno-oncology product currently in clinical development. Pursuant to the Agenus Royalty Purchase Agreement, our share in future potential development, regulatory and commercial milestones is up to $59.5 million, and the royalties have no limit. Under the terms of the Agenus Royalty Purchase Agreement, we paid Agenus $15.0 million.

In November 2020, MK-4830 advanced to Phase 2 development stage. As a result of the advancement, Agenus earned a $10.0 million clinical development milestone pursuant to its license agreement with Merck, of which we received $1.0 million.

Bioasis Royalty Purchase Agreement

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

Aronora Royalty Purchase Agreement

In April 2019, we entered into the Aronora RPA, pursuant to which we acquired the rights to potential royalties and a portion of upfront, milestone, and option payments associated with five anti-thrombotic hematology drug products in development: three candidates subject to Aronora’s collaboration Bayer (the “Bayer Products”) and two additional early-stage candidates (the “non-Bayer Products”).

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

Palobiofarma Royalty Purchase Agreement

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

Selected Programs Underlying Our Portfolio

Historically, we have licensed product candidates or provided research and development collaboration services to world-class organizations, such as Novartis and Takeda, in pursuit of new antibody products under which we are eligible to receive potential future milestone payments and royalties. The following is a summary of material license and collaboration agreements that represent a significant component of our portfolio.

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

Under the Anti-TGFβ Antibody License Agreement, we received a $37.0 million upfront fee, and were eligible to receive up to a total of $480.0 million in development, regulatory and commercial milestones. We also are eligible to receive royalties on sales of licensed products, which are tiered based on sales levels and have percentage rates ranging from mid-single-digits to low double-digits. Novartis’ obligation to pay royalties with respect to a particular product and country will continue for the longer of the date of expiration of the last valid patent claim covering the product in that country, or ten years from the date of the first commercial sale of the product in that country. This program is currently in clinical testing.

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

In October 2021, we earned a $35.0 million milestone payment upon dosing of the first patient in Novartis’ first NIS793 Phase 3 clinical trial. We are eligible to receive remaining milestones up to a total of $410.0 million under the Anti-TGFβ Antibody License Agreement. Upon receipt of regulatory approval to commercialize NIS793, we will receive tiered royalties on net product sales that range from the mid-single-digit to the low double-digits percentage rate.

Novartis – Anti-IL-1β Antibody (VPM087)

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

Under the Gevokizumab License Agreement, we received total consideration of $30.0 million in 2017 for the license and rights granted to Novartis. Of the total consideration, $15.7 million was paid in cash and $14.3 million (equal to €12.0 million) was paid by Novartis, on our behalf, to settle our loan with Les Laboratories Servier. In addition, Novartis extended the maturity date on our debt to Novartis to September 30, 2022. In June 2021, we repaid its entire outstanding debt balance to Novartis. We also received $5.0 million related to the sale of 539,131 shares of our common stock, at a price per share of $9.2742. Based on the achievement of pre-specified criteria, we are eligible to receive up to $438.0 million in development, regulatory and commercial milestones. We also are eligible to receive royalties on sales of licensed products, which are tiered based on sales levels and have percentage rates ranging from mid-single digit to mid-teens. This program is in Phase 1 clinical testing.

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

In March 2023, Novartis notified us that based upon a strategic review of the development program, Novartis will not initiate further studies of gevokizumab in gastrointestinal cancers.  Novartis’ study to evaluate treatment with gevokizumab with standard of care anti-cancer therapies in patients with metastatic colorectal, gastroesophageal, and renal cancers will continue to primary analysis, which is anticipated later this year.

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

In October 2005, Chiron announced it had entered into a definitive merger agreement with Novartis under which Novartis acquired all of the shares of Chiron that it did not already own. This transaction closed in 2006 at which time Novartis acquired Chiron’s interest in the Chiron Collaboration Agreement. In July of 2008, Novartis and XOMA restructured the Chiron Collaboration Agreement, which involved six development programs including iscalimab, a fully human anti-CD40 antagonist antibody intended as a treatment for B-cell mediated diseases, including malignancies and autoimmune diseases. As part of the restructuring, Novartis, the successor to Chiron, was granted, among other things, control over the ongoing product development collaborations remaining thereunder, including iscalimab. In September 2015, the parties agreed to reduce the royalty-style payments that XOMA is eligible to receive on sales of Novartis’ clinical-stage anti-CD40 antibodies (such as iscalimab). These royalty-style payments are tiered based on sales levels and now have percentage rates ranging from mid-single-digit to low teens.

In September 2021, Novartis announced its decision to discontinue its study of CFZ533 (iscalimab) in kidney transplant. In September 2022, after an interim analysis of data, Novartis also decided to discontinue its study of CFZ533 in liver transplant. Novartis is continuing iscalimab studies in other indications such as Sjögren’s Syndrome, Lupus Nephritis and Hidradenitis Suppurativa.

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

In January 2022, we earned a development milestone of $0.8 million pursuant to the Takeda Collaboration Agreement.

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

The license agreement was subsequently amended in 2018, 2019 and 2020. Pursuant to the terms of the license agreement as amended, we received a total of $6.0 million upon Rezolute’s achievement of financing activities and $8.5 million in installment payments through October 2020. We also received 161,861 shares of common stock of Rezolute (on an as-adjusted post reverse-split basis).

In January 2022, Rezolute dosed the last patient in its Phase 2b clinical trial for RZ358, which triggered a $2.0 million milestone payment due to XOMA pursuant to our Rezolute License Agreement.

Janssen

We and Janssen were parties to a license agreement which was terminated in 2017. In August 2019, we and Janssen entered into a new agreement pursuant to which we granted a non-exclusive license to Janssen to develop and commercialize certain drug candidates under our patents and know-how. Under the new agreement, Janssen made a one-time payment of $2.5 million to us. Additionally, for each drug candidate, we are entitled to receive milestone payments of up to $3.0 million upon Janssen’s achievement of certain clinical development and regulatory approval events. Additional milestones may be due for drug candidates, which are the subject of multiple clinical trials. Upon commercialization, we are eligible to receive a 0.75% royalty on net sales of each product. Janssen’s obligation to pay royalties with respect to a particular product and country will continue until the eighth-year-and-sixth-month anniversary of the first commercial sale of the product in such country. The new agreement will remain in effect unless terminated by mutual written agreement of the parties.

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

In November 2022, we earned a $0.8 million milestone payment under our license agreement with Compugen.

Sonnet Biotherapeutics

In July 2012, we entered into the Sonnet Collaboration Agreement which was amended in May 2019 to develop various products using Sonnet’s ABD platform.  Under the terms of the Sonnet Collaboration Agreement, we may receive milestone payments aggregating up to $3.75 million and low single-digit royalties from Sonnet on future commercial sales of such products.

In April 2022, Sonnet initiated a Phase 1 clinical trial of SON-1010 in adult patients with advanced solid tumors, and we earned a $0.5 million development milestone from Sonnet.

Competition

The biotechnology and pharmaceutical industries are subject to continuous and substantial technological change. Some of the drugs our licensees or milestone and royalty partners are developing may compete with existing therapies or other drugs in development by other companies. Furthermore, academic institutions, government agencies and other public and private organizations conducting research may seek patent protection with respect to potentially competing products or technologies and may establish collaborative arrangements with our licensees’ or royalty partners’ competitors. There can be no assurance that developments by others, including, without limitation, the development of generics or biosimilars, will not render our licensees’ or royalty partners’ products or technologies obsolete or uncompetitive.

Additionally, our royalty aggregator model faces competition on at least two fronts. First, there are other companies, funds and other investment vehicles seeking to aggregate royalties or provide alternative financing to development-stage biotechnology and pharmaceutical companies. These competitive companies, funds and other investment vehicles may have a lower target rate of return, a lower cost of capital or access to greater amounts of capital and thereby may be able to acquire assets that we are also targeting for acquisitions. Second, existing or potential competitors to our partners and licensees’ products, particularly large pharmaceutical companies, may have greater financial, technical and human resources than our licensees. Accordingly, these competitors may be better equipped to develop, manufacture and market products. Many of these companies also have extensive experience in preclinical testing and human clinical trials, obtaining FDA and other regulatory approvals and manufacturing and marketing pharmaceutical products.

For a discussion of the risks associated with competition, see below under “Item 1A. Risk Factors.”

Government Regulation and Environmental Matters

The research and development, manufacturing and marketing of pharmaceutical products are subject to regulation by numerous governmental authorities in the United States and other countries. We and our partners and licensees, depending on specific activities performed, are subject to these regulations. In the United States, pharmaceuticals are subject to regulation by both federal and various state authorities, including the FDA. The Federal Food, Drug and Cosmetic Act and the Public Health Service Act govern the testing, manufacture, safety, efficacy, labeling, storage, record keeping, approval, advertising and promotion of pharmaceutical products and there are often comparable regulations that apply at the state level. Further, various state and federal healthcare laws, including the federal Anti-Kickback Statute, the federal False Claims Act and state and federal data privacy and security law, may also apply. There are similar regulations in other countries as well. For both currently marketed and products in development, failure to comply with applicable regulatory requirements can, among other things, result in delays, the suspension of regulatory approvals, as well as possible civil and criminal sanctions. Development stage products in our portfolio require approval by the FDA before we will recognize any royalties from sales. In addition, changes in existing regulations could have a material adverse effect on us or our partners.

In the United States, the EU and other significant or potentially significant markets for our portfolio and product candidates, government authorities and third-party payors are increasingly attempting to limit or regulate the price of medical products and services. In the United States, the volume of drug pricing-related legislation has dramatically increased in recent years. For example, Congress has enacted laws requiring manufacturers to refund the Centers for Medicare & Medicaid Services, or CMS, for certain discarded amounts of drugs from single-use vials beginning in 2023 and eliminating the existing cap on Medicaid rebate amounts beginning in 2024. Also, in August 2022 Congress enacted the Inflation Reduction Act of 2022, which, among other things, requires the Department of Health and Human Services to negotiate Medicare prices for certain drugs, imposes an inflation-based rebate on Medicare Part B and D utilization, restructures the Medicare Part D benefit and increases manufacturer contributions in some or all of the Medicare Part D benefit phases. In addition, many state legislatures are considering, or have already passed into law, legislation that seeks to indirectly or directly regulate pharmaceutical drug pricing, such as requiring manufacturers to publicly report proprietary pricing information, creating review boards for prices to state agencies, and encouraging the use of generic drugs. In both the United States and elsewhere, sales of medical products and treatments are dependent, in part, on the availability of coverage and adequate reimbursement from third-party payors, such as government and private insurance plans. Further, many countries outside the United States, including the EU member states, have established complex and lengthy procedures to obtain price approvals and coverage reimbursement and periodically review their pricing and reimbursement decisions. If any pricing-related regulation impacts products in our portfolio, it would result in lower royalties received by us.

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

Intellectual Property

Intellectual property is important to our business and our future income streams will depend in part on our partners and licensees’, ability to obtain issued patents and to operate without infringing on the proprietary rights of others. We hold and have filed applications for a number of patents in the United States and internationally to protect our products and technology. We also have obtained or have the right to obtain licenses to, or income streams based on, certain patents and applications filed by others. However, the patent position of biotechnology companies generally is highly uncertain and consistent policy regarding the breadth of allowed claims has not emerged from the actions of the U.S. Patent and Trademark Office with respect to biotechnology patents. Accordingly, no assurance can be given that our, or our partners or licensees’ patents will afford protection against competitors with similar products or that others will not obtain patents claiming aspects similar to those covered by our, or our partners’ or licensees’ patent applications. Some of our agreements, or those of our partners or licensees, contain “step-down” provisions where the royalty rate is reduced following patent expiration or revocation. Below is a list of representative patents and patent applications related to our licensed programs:

Licensee	Program	Representative Patents/Applications	Subject matter	Expected last expiration in family
Novartis	Anti-IL-1b	US 7,531,166 US 7,582,742 EP 1 899 378	Gevokizumab (VPM087) and other antibodies and antibody fragments with similar binding properties for IL-1β	2027

		US 7,695,718 US 8,101,166 US 8,586,036 US 9,163,082	Methods of treating Type 2 diabetes or Type 2 diabetes-induced diseases or conditions with high affinity antibodies and antibody fragments that bind to IL-1β	2027

		US 8,637,029	Methods of treating gout with certain doses of IL-1β binding antibodies or binding fragments	2028

		JP 5763625 US 10,611,832	Pharmaceutical compositions comprising anti-IL-1β binding antibodies or fragments for reducing acute coronary syndrome in a subject with a history of myocardial infarction.	2030

Novartis	Anti-TGFb	US 8,569,462 US 9,145,458 US 9,714,285 US 10,358,486 EP 2714735 EP 21186327 JP 6363948	TGFβ antibodies and methods of use thereof	2032

		US 10,167,334 EP 3 277 716 JP 6901400	Combination therapy using an inhibitor of TGFb and an inhibitor of PD-1 for treating or preventing recurrence of cancer	2036
Rezolute	Anti-INSR	US 9,944,698 EP 2 480 254 JP 5849050	Insulin receptor-modulating antibodies having the functional properties of RZ358	2030

		US 10,711,067 EP 3 265 491A1	Methods of treating or preventing post-prandial hypoglycemia after gastric bypass surgery using a negative modulator antibody to the insulin receptor	2036

Ology Bioservices	Anti-BoNT	US 8,821,879 EP 2 473 191	Coformulations of anti- botulinum neurotoxin antibodies	2030

Various	Phage display libraries	US 8,546,307 EP 2 344 686	XOMA phage display library components	2032

Licensee	Program	Representative Patents/Applications	Subject matter	Expected last expiration in family
Seeking out license	Anti-IL2	US 10,858,428* EP 3 518 969A2*	Interleukin-2 Antibodies and Uses Thereof	2037
Seeking out license	Anti-PTH1R	US 10,519,250 EP 3 490 600A1	Parathyroid Hormone Receptor 1 Antibodies and Uses Thereof	2037
Organon	Ebopiprant	US 8,451,480*** EP1 487 442*** 9,447,055*** 9,834,528*** 10,259,795*** EP 3 400 217*** 10,555,934**** 11,524,003 **** EP 3 397 622**** 11,534,428****

Generically covers ebopiprant

Ebopiprant; prodrug valine ester; method of synthesizing ebopiprant, method of treating or preventing preterm labor by administering ebopiprant

Treating pre-term labor or delaying onset of labor with Ebopiprant or prodrug valine ester plus an additional agent such as nifedipine or atosiban

Delaying onset of delivery by administering ebopiprant and about 20mg of nifedipine

				2024 2036 2037 2039

* Jointly owned with Medical University of South Carolina Foundation for Research Development

** Jointly owned with Novartis Vaccines and Diagnostics, Inc.

***Owned by Merck Serono S.A.

****Owned by XOMA (US) LLC

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

Concentration of Risk

Our business model is dependent on third parties achieving specified development milestones and product sales. Our portfolio currently includes over 70 fully funded programs from which we could potentially receive royalties or other payments if the programs achieve marketability. Novartis is developing several of the programs in our portfolio. While we do not expect the discontinuation of any one program would have a material impact on our business, the discontinuation of all programs by Novartis could have a material effect on our business and financial condition.

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

Impact of COVID-19 Pandemic

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

Employees

We rely on a small number of skilled, experienced, and innovative employees to conduct the operations of our company. As of March 6, 2023, we employed 12 full-time employees and one part-time employee primarily engaged in executive, business development, legal, finance and administrative positions. We also utilize independent contractors and consultants to supplement our workforce.

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

Some of these acquisitions may expose us to credit risk in the event of a default by or bankruptcy of the licensor(s) or licensee(s) that are parties to the applicable license agreement(s) covering the potential milestone and royalty streams being acquired. In addition, recent volatility in the capital markets may limit our licensees or royalty-agreement counterparties’ ability to access additional funding. While we generally try to structure our receipt of potential milestone and royalty payments to minimize the risk associated with such a default or bankruptcy, there can be no assurance that any such default or bankruptcy will not adversely affect our ability to receive future potential royalty and/or milestone payments. To mitigate this risk, on occasion, we may obtain a security interest as collateral in such royalty, milestone and other payments. Our credit risk in respect of such counterparty may be exacerbated when the collateral held by us cannot be realized upon or is liquidated at prices not sufficient to recover the full amount we are due pursuant to the terms of the agreements covering the particular assets. This could occur in circumstances where the original collateral was not sufficient to cover a complete loss (e.g., our interests were only partially secured) or may result from the deterioration in value of the collateral, so that, in either such case, we are unable to recuperate our full capital outlay. Any such losses resulting therefrom could materially and adversely affect our financial condition and results of operations.

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

The ongoing COVID-19 pandemic may continue to, and other actual or threatened epidemics, pandemics, outbreaks, or public health crises may in the future, adversely affect our and our licensees or royalty-agreement counterparties or their licensees, which could cause delays or elimination of our receipts of potential milestones and royalties under our licensing or royalty and milestone acquisition arrangements.

The global spread of COVID-19 and other actual or threatened epidemics, pandemics, outbreaks, or public health crises has adversely impacted and could materially and adversely impact in the future our licensees or royalty-agreement counterparties or their licensees, which has and could further cause delays, suspensions or cancellations of their drug development efforts including, without limitation, their clinical trials, which would correspondingly delay, suspend or negate the timing of our potential receipts of milestones and royalties under our out-licensing or royalty acquisition agreements. The disruptions to our licensees or RPA counterparties or their licensees could include, without limitation:

●	delays or difficulties in recruiting and enrolling new patients in their clinical trials;
●	delays or difficulties in clinical site initiation;
●	diversion of healthcare resources away from the conduct of clinical trials, including the diversion of hospitals serving as their clinical trial sites and hospital staff supporting the conduct of their clinical trials;
●	interruption of key clinical trial activities, such as clinical trial site monitoring;
●	limitations in employee resources that would otherwise be focused on the conduct of their clinical trials, including because of sickness of employees or their families or the desire of employees to avoid contact with large groups of people;
●	interruption in global shipping that may affect the transport of clinical trial supplies and materials;
●	potential refusal by the FDA to accept data, including from clinical trials in affected geographies or failure to comply with updated FDA guidance and expectations related to the conduct of clinical trials during the COVID-19 pandemic; and
●	delays in receiving approval from the FDA, the EMA and other U.S. and foreign federal, state and local regulatory authorities to initiate their planned clinical trials or to market their products.

The extent to which the COVID-19 pandemic continues to impact our business and prospects and the overall economies of the United States and other countries will depend on numerous evolving factors, which are highly uncertain and cannot be predicted with confidence, such as the duration and scope of the pandemic and mutations in the COVID-19 virus.

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

The spread of COVID-19, which has already resulted in a significant disruption of global financial markets, may materially affect us economically. While the evolving economic impacts brought by, and the duration of, COVID-19 may be difficult to assess or predict, it has already significantly disrupted global financial markets, and may limit our ability to access capital, which could in the future negatively affect our liquidity. A recession or market correction resulting from the spread of COVID-19 could materially affect our business and the value of our common stock.

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

We have incurred significant operating losses and negative cash flows from operations since our inception. Although we generated net income of $15.8 million and positive cash flows from operations of $22.7 million for the year ended December 31, 2021, we generated net loss of $17.1 million and negative cash flows from operations of $12.9 million for the year ended December 31, 2022 and we had an accumulated deficit of $1.2 billion as of December 31, 2022. We do not know whether we will ever achieve sustained profitability or whether cash flow from future operations will be sufficient to meet our needs.

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

Unstable market and global economic conditions may have adverse consequences on our business, financial condition and stock price.

The global credit and financial markets have experienced volatility, including as a result of the COVID-19 pandemic, changes in interest rates, and economic inflation, which has included diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, high inflation, uncertainty about economic stability and changes in unemployment rates. The financial markets and the global economy may also be adversely affected by the current or anticipated impact of military conflict, acts of terrorism or other geopolitical events. Sanctions imposed by the United States and other countries in response to such conflicts, including the one in Ukraine, may also continue to adversely impact the financial markets and the global economy, and any economic countermeasures by the affected countries or others could heighten market and economic instability. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. Our royalty aggregator strategy may be adversely affected by any such economic downturn, volatile business environment or continued unpredictable and unstable market conditions. Failure to secure any necessary financing in a timely manner could have a material adverse effect on our growth strategy, financial performance and stock price.

Our royalty aggregator strategy may require us to raise additional funds to acquire milestone and royalty interests; we cannot be certain that funds will be available or available at an acceptable cost of capital, and if they are not available, we may be unsuccessful in acquiring milestone and royalty interests to sustain the business in the future.

We may need to commit substantial funds to continue our business, and we may not be able to obtain sufficient funds on acceptable terms, if at all. If the current equity and credit markets deteriorate, it may make any additional debt or equity financing more difficult and more costly. Any additional debt financing or additional equity that we raise may contain terms that are not favorable to us and/or result in dilution to our stockholders, including pursuant to our 2018 Common Stock ATM Agreement, as amended and to our 2021 Series B Preferred Stock ATM Agreement. If we raise additional funds through licensing arrangements with third parties, we may be required to relinquish some rights to our technologies or our product candidates, grant licenses on terms that are not favorable to us or enter into a license arrangement for a product candidate at an earlier stage of development or for a lesser amount than we might otherwise choose.

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

Holders of our Series A Preferred Stock are entitled to receive, when and as declared by our Board of Directors, out of funds legally available for the payment of dividends, cumulative cash dividends at the rate of 8.625% of the $25.00 liquidation preference per year (equivalent to $2.15625 per year). Dividends on the Series A Preferred Stock will accumulate and be cumulative from, and including, the date of original issue by us of the Series A Preferred Stock. Dividends will be payable in arrears on or about the 15th day of January, April, July and October. In the event of any voluntary or involuntary liquidation, dissolution or winding up of our affairs, the holders of shares of Series A Preferred Stock are entitled to be paid out of our assets legally available for distribution to our stockholders a liquidation preference of $25.00 per share, plus an amount equal to any accumulated and unpaid dividends up to the date of payment (whether or not declared), before any distribution or payment may be made to holders of shares of common stock or any other class or series of our equity stock ranking, as to liquidation rights, junior to the Series A Preferred Stock. The shares of Series A Preferred Stock are redeemable at our option, in whole or in part, at redemption prices ranging from $26.00 per share to $25.00 per share, plus any accrued and unpaid dividends, depending on the date of redemption.

Holders of depositary shares representing interests in our Series B Preferred Stock are entitled to receive, when and as declared by our Board of Directors, out of funds legally available for the payment of dividends, cumulative cash dividends at the rate of 8.375% of the $25,000 liquidation preference per share of Series B Preferred Stock ($25.00 per depositary share) per year (equivalent to $2,093.75 per year per share or $2.09375 per year per depositary share). Dividends on the Series B Preferred Stock will accumulate and be cumulative from, and including, the date of original issue by us of the Series B Preferred Stock. Dividends are payable in arrears on or about the 15th day of January, April, July and October. The shares of Series B Preferred Stock are redeemable at our option, in whole or in part, at redemption prices ranging from $26,000.00 per share ($26.00 per depositary share) to $25,000.00 per share ($25.00 per depositary share), plus any accrued and unpaid dividends, depending on the date of redemption.

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

As of December 31, 2022, we had issued and outstanding 984,000 shares of Series A Preferred Stock with a liquidation preference of $25.00 per share, plus an amount equal to any accumulated and unpaid dividends up to the date of payment (whether or not declared). Additionally, as of December 31, 2022, we had issued and outstanding 1,600,000 depositary shares, each representing a 1/1000th fractional interest in a share of our Series B Preferred Stock with a liquidation preference of $25,000 per share of Series B Preferred Stock ($25.00 per depositary share), plus an amount equal to any accumulated and unpaid dividends up to the date of payment (whether or not declared). Our preferred stock is senior to our shares of common stock in right of payment of dividends and other distributions. In the event of our bankruptcy, dissolution or liquidation, the holders of our preferred stock must be satisfied before any distributions can be made to our common stockholders.

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

The amount and duration of a royalty usually varies on a country-by-country basis and can be based on a number of factors, such as payments to third party licensors, whether the product is sold singly or in combination, patent expiration dates, regulatory exclusivity, years from first commercial sale of the applicable drug product, the entry of competing generic or biosimilar products, or other terms set out in the contracts governing the royalty. It is common for royalty durations to expire earlier or later than anticipated due to unforeseen positive or negative developments over time, including with respect to the granting of patents and patent term extensions, the invalidation of patents, claims of patent misuse, litigation between the party controlling the patents and third party challengers of the patents, the ability of third parties to design around or circumvent valid patents, the granting of regulatory exclusivity periods or extensions, timing of the arrival of generic or biosimilar competitor products, changes to legal or regulatory regimes affecting intellectual property rights or the regulation of pharmaceutical products, product life cycles, and industry consolidations. If an unexpected reduction in a royalty amount or shortening of a potential royalty term were to occur, it could result in a reduction in potential income from milestones and royalties, a significant reduction in potential milestones and royalty payments compared to expectations, or a permanent impairment of such potential milestones and royalty payments.

A large percentage of the calculated net present value of our portfolio is represented by a limited number of products. The failure of any one of these products to move forward in clinical development or commercialization may have a material adverse effect on our financial condition and results of operation.

Our asset portfolio may not be fully diversified by product, therapeutic area, geographic region or other criteria. Any significant deterioration in the amount or likelihood of receipt of potential cash flows from the top products in our asset portfolio could have a material adverse effect on our business, financial condition and results of operation. For example, in September 2021, Novartis announced its decision to discontinue its study of CFZ533 (iscalimab) in kidney transplant. In September 2022, after an interim analysis of data, Novartis also decided to discontinue its study of CFZ533 in liver transplant. In addition, should the payor of any future potential milestones or royalties decline to pay such potential milestones and royalties for any reason, such failure may result in a material adverse effect on our financial condition and results of operation.

Risks Related to Our Milestone and Royalty Streams

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

Our potential royalty providers’ product candidates cannot be manufactured and marketed in the United States or any other countries without required regulatory approvals. The U.S. government and governments of other countries extensively regulate many aspects of our partners’ product candidates, including:

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

If our, and our potential royalty providers intellectual property rights are not protected adequately, our potential royalty providers may not be able to commercialize technologies or products in which we have an ownership or royalty interest, and their competitors could commercialize such technologies or products, which could result in a decrease in our potential royalty providers’ sales and market share that would harm our business and operating results. Specifically, the patent position of biotechnology companies generally is highly uncertain and involves complex legal and factual questions. The legal standards governing the validity of biotechnology patents are in transition, and current defenses as to issued biotechnology patents may not be adequate or available in the future. Accordingly, there is uncertainty as to:

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

No assurance can be given that our, or our partners or licensees’ patents will be extended upon expiration, which may have an effect on our financial condition and results of operation.

We hold and have filed applications for a number of patents in the United States and internationally to protect our products and technology and have the right to obtain licenses to, or income streams based on, certain patents and applications filed by others. However, the life of a patent, and thus the protection it affords, is limited. Significant patents in our portfolio will expire in the coming years and while various extensions may be available, on a jurisdiction-by-jurisdiction basis, continuous patent protection is not guaranteed. While we expect to seek, and expect our partners to seek, extensions of patent terms for issued patents where available and when necessary, failure to secure patent extensions may have an effect on our financial condition and results of operations.

Litigation regarding intellectual property and/or the enforcement of our contractual rights against licensees and third parties can be costly and expose us to risks of counterclaims against us.

From time to time, we are required to engage in litigation, arbitration or other proceedings to protect our intellectual property and/or enforce our contractual rights against former or current licensees or third parties, including third-party collaborators of such licensees. The cost to us of complex proceedings of this type, even if resolved in our favor, can be substantial, and the parties opposing us in such proceedings may be able to sustain the cost of such proceedings more effectively than we can if they have substantially greater resources than we have. Any such proceedings and any negotiations leading up to them also may be time-consuming and can divert management’s attention and resources. If a proceeding of this type is resolved against us, we may lose the value associated with contract rights contained in our arrangements with licensees and third parties, the patents that are the subject of such proceeding may be declared invalid, we could be exposed to counterclaims against us, and we could be held liable for significant damages, fees and/or costs. While it is our current plan to continue to review and pursue, on a selective basis, potential material contractual breaches against licensees and third parties (including third-party collaborators of licensees) and/or infringement of our intellectual property rights or technology, there can be no assurance that any such enforcement actions will be successful, or if successful, the timing of such success or that we will have sufficient capital to prosecute any such actions to a successful conclusion.

In June 2021, we initiated an arbitration proceeding against one of our licensees (the “Licensee”) with the American Arbitration Association/International Centre for Dispute Resolution.  We believe that the Licensee violated the terms of our License Agreement (the “License Agreement”) and that we are entitled to milestone and royalty payments under the License Agreement, and that the Licensee impermissibly attempted to sublicense our licensed patent rights.  We also seek damages and fees and costs of the arbitration (which fees and costs are currently estimated to be in the mid-single-digit millions of U.S. dollars range).  In response, the Licensee seeks declarations that the License Agreement, under our interpretation, is unlawful, void and unenforceable, and that the License Agreement has expired.  To date, the Licensee has not filed any counterclaims against us. However, to the extent the Licensee is deemed to be the prevailing party, the arbitrators, in their discretion, may require us to pay the Licensee’s fees and costs of the arbitration (currently estimated to be in the mid-single-digit millions of U.S. dollars range). A hearing before a panel of arbitrators was held on this matter in November 2022, and the parties have submitted post-hearing briefs. A decision is expected in the first quarter of 2023.

In addition, we may be subject to claims that we, or our licensees, are infringing other parties’ patents. If such claims are resolved against us, we or our licensees may be enjoined from developing, manufacturing, selling or importing products, processes or services unless we obtain a license from the other party. Such a license may not be available on reasonable terms or at all, thus preventing us, or our licensees, from using these products, processes or services and adversely affecting our potential future revenue.

Uncertainties resulting from our participation in litigation, arbitration or other proceedings involving intellectual property and/or contractual rights could have a material adverse effect on our or our partners’ ability to compete in the marketplace. There could also be public announcements of the results of hearings, motions or interim proceedings or developments. If securities analysts or investors perceive these results to be negative, the perceived value of the drug product candidates as to which we hold potential milestone or royalty interests, or intellectual property or contractual rights could be diminished. Accordingly, the market price of our common stock may decline. Uncertainties resulting from the initiation and continuation of litigation, arbitration or other proceedings involving intellectual property and/or contractual rights could have a material adverse effect on our business, financial condition and results of operation.

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

The resolution of any contract interpretation disagreement that may arise could narrow what the licensor (which may be us in the case of our out-licensed products) or collaborator believes to be the scope of its rights to the relevant intellectual property or technology, or decrease the licensee’s or collaborator’s financial or other obligations under the relevant agreement, any of which could in turn impact the value of our potential royalties, milestones and other payments and have a material adverse effect on our business, financial condition, results of operations and prospects. If a marketer were to default on its obligations under a license or collaboration agreement, the licensor’s or collaborator’s remedy may be limited either to terminating certain licenses or collaborations related to certain countries or to generally terminate the license or collaboration agreement with respect to such country. In such cases, we may not have the right to seek to enforce the rights of the licensor or collaborator (if not us) and we may be required to rely on the resources and willingness of the licensor or collaborator (if not us) to enforce its rights against the applicable licensee or collaborator. In any of these situations, if the expected upfront, milestone, royalty or other payments under the license or collaboration agreements do not materialize, this could result in a significant loss to us and materially adversely affect our business, financial condition and results of operation. At any given time, the Company may be engaged in discussions with its licensees or collaborators regarding the interpretation of the payment and other provisions relating to products as to which we have milestones and potential royalty or other payment rights. Should any such discussions result in a disagreement regarding a particular product that cannot be resolved satisfactorily to us, we may end up being paid less than anticipated on such product should it successfully progress through clinical development and be approved for commercialization. Should our milestone and future potential royalty or other payment interests be reduced or eliminated as a result of any such disagreement, it could have an adverse effect on our business, financial condition, results of operation and prospects.

Our existing collaborations may not continue or be successful, and we may be unable to enter into future arrangements to develop and commercialize our unpartnered assets. Generally, our current collaborative partners have the right to terminate their collaborations at will or under specified circumstances. If any of our collaborative partners breach or terminate their agreements with us or otherwise fail to conduct their collaborative activities successfully (for example, by not making required payments when due, or at all or failing to engage in commercially reasonable efforts to develop products if required), our product development under these agreements will be delayed or terminated.

Our potential milestone and royalty providers may rely on third parties to provide services in connection with their product candidate development and manufacturing programs. The inadequate performance by or loss of any of these service providers could affect our potential milestone and royalty providers’ product candidate development.

Third parties provide services in connection with preclinical and clinical development programs, including in vitro and in vivo studies, assay and reagent development, immunohistochemistry, toxicology, pharmacokinetics, clinical trial support, manufacturing and other outsourced activities. If these service providers do not adequately perform the services for which our potential milestone and royalty providers have contracted, or cease to continue operations, and our potential milestone and royalty partners are not able to find a replacement provider quickly or lose information or items associated with their drug product candidates, our potential milestone and royalty providers’ development programs and receipt of any potential resulting income may be delayed.

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

Failure of our potential milestone and royalty providers’ product candidates to meet current Good Manufacturing Practices standards may cause delays in regulatory approval and penalties for noncompliance.

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

Certain of our technologies are in-licensed from third parties, so our and our licensees’ use of them may be restricted and subject to additional risks.

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

We had 12 full-time employees and one part-time employee as of March 6, 2023. We may require additional experienced executive, accounting, legal, administrative and other personnel from time to time in the future. We are highly dependent on principal members of our executive team, the loss of whose services may adversely impact the achievement of our objectives. There is intense competition for the services of these personnel, especially in California.

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

Despite the implementation of security measures, our internal computer systems and those of our current and any future licensees, suppliers, contractors and consultants are vulnerable to damage from cyberattacks, computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. We could experience failures in our information systems and computer servers, which could be the result of a cyberattacks and could result in an interruption of our normal business operations and require substantial expenditure of financial and administrative resources to remedy. System failures, accidents or security breaches can cause interruptions in our operations and can result in a material disruption of our development programs and other business operations. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability.

If our information technology systems or data or those of our partners or contractors are or were compromised by security incidents, our sensitive information could be exposed or stolen and we could experience adverse consequences, including regulatory investigations or actions; litigation; fines and penalties; a disruption of our business operations; reputational harm; loss of revenue or profits; and other adverse business consequences.

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

In the ordinary course of our business, we maintain sensitive data on our networks, including our intellectual property and proprietary or confidential business information relating to our business and that of our business partners. The secure maintenance and protection of this information is critical to our business and reputation. Threats to our systems and sensitive data can come from a variety of sources, ranging in sophistication from a person with authorized access to our network, to an individual hacker, to an organized threat actor organization, to a state-sponsored attack. Cyber threats also may be intentional or accidental. It is often difficult to anticipate or immediately detect cyber incidents and the damage caused by such incidents. Data breaches and any unauthorized access to our systems could compromise our intellectual property and expose sensitive business information. A data security breach could also lead to exposure of personal information of our employees, legacy clinical trial patients, vendors and others, which could expose us to liability under foreign, federal, or state privacy laws. Theft of proprietary information could be used to compete against us and could cause us to incur significant remediation costs, result in product development delays, disrupt key business operations and divert attention of management and key information technology resources. These incidents could also subject us to liability, expose us to significant expense and cause significant harm to our reputation and business.

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

While we have implemented security measures that are intended to protect our data security and information technology systems, such measures may not prevent all such cyber incidents. Further, we cannot be sure that our insurance coverage will be adequate or sufficient to protect us from or to mitigate liabilities arising out of our privacy and security practices, that such coverage will continue to be available on commercially reasonable terms or at all, or that such coverage will pay future claims.

Compliance with stringent and changing obligations related to data privacy and security protection is a rigorous and time-intensive process. Our actual or perceived failure to comply with any privacy or data security obligations could lead to regulatory investigations or actions; litigation; fines and penalties; a disruption of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse business consequences.

Many states, countries and jurisdictions strictly regulate data privacy and protection and may impose significant penalties for failure to comply with these requirements. For example, in the U.S., the CCPA became effective on January 1, 2020. The CCPA establishes a privacy framework for covered businesses, including an expansive definition of personal information and data privacy rights for California residents and the CPRA which became effective on January 1, 2023, which expands upon the CCPA. The CCPA and CPRA give California residents expanded privacy rights, including the right to request correction, access and deletion of their personal information, the right to opt out of certain personal information sharing, and the right to receive detailed information about how their information is processed. The CCPA and CPRA include a framework with potentially severe statutory damages and private rights of action and will likely impact our business activities, along with increasing our compliance costs and potential liability. If we fail to comply with the CCPA and CPRA, we may face significant fines and penalties that could adversely affect our business, financial condition and results of operations. Other states are beginning to pass similar laws.

Compliance with laws and regulations concerning privacy, cybersecurity, data governance and data protection is a rigorous and time-intensive process, and we may be required to put in place additional mechanisms ensuring compliance with the laws and regulations and incur substantial expenditures. If we fail to comply with any such laws or regulations, we may face significant fines and penalties that could adversely affect our business, financial condition and results of operations. Further, data incidents experienced by us, our partners or collaborators could lead to significant fines, required corrective action, the loss of trade secrets or other intellectual property, public disclosure of sensitive clinical or commercial data, and the exposure of personally identifiable information (including sensitive personal information) of our employees, partners, and others. A data security breach or privacy violation that leads to disclosure or modification of, or prevents access to, patient information, including personally identifiable information or protected health information, could result in fines, increased costs or loss of revenue as a result of:

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

Even if our potential royalty providers receive regulatory approval for our product candidates, they will be subject to ongoing regulatory oversight and review by the FDA and other regulatory entities. The FDA, the EMA, or another regulatory agency may impose, as a condition of the approval, ongoing requirements for post-approval studies or post-approval obligations, including additional research and development and clinical trials, and the FDA, EMA or other regulatory agency subsequently may withdraw approval based on these additional trials or obligations.

Even for approved products, the FDA, EMA or other regulatory agency may impose significant restrictions on the indicated uses, conditions for use, labeling, advertising, promotion, marketing and production of such product. In addition, the labeling, packaging, adverse event reporting, storage, advertising, promotion and record-keeping for such products are subject to extensive regulatory requirements.

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

The United States and some foreign jurisdictions have enacted or are considering a number of legislative and regulatory proposals to change the healthcare system in ways that could affect our potential royalty providers’ ability to sell products in which we have ownership or and royalty interests, if approved, profitably. Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and expanding access. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives. For example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively the ACA, was enacted, which, among other things, substantially changed the way healthcare is financed by both governmental and private payors.

There have been judicial, Congressional and executive branch challenges to the ACA. As a result, there have been delays in the implementation of, and action taken to repeal or replace, certain aspects of the ACA. For example, on June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress.  In addition, there have been a number of health reform initiatives by the Biden administration that have impacted the ACA. On August 16, 2022,

President Biden signed the Inflation Reduction Act of 2022, or the IRA, into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and through a newly established manufacturer discount program. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is unclear how other such challenges, and the healthcare reform measures of the Biden administration will impact the ACA and our business.

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

Also, there has been heightened governmental scrutiny recently in the U.S. over pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. For example, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the Department of Health and Human Services, or HHS, released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue to advance these principles. In addition, the IRA, among other things, (i) directs the Secretary of HHS to negotiate the price of certain high-expenditure, single-source drugs and biologics covered under Medicare Part B and Medicare Part D, and subjects drug manufacturers to civil monetary penalties and a potential excise tax by offering a price that is not equal to or less than the negotiated “maximum fair price” under the law, and (ii) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. These provisions will take effect progressively starting in fiscal year 2023, although they may be subject to legal challenges. It is currently unclear how the IRA will be implemented but it is likely to have a significant impact on the pharmaceutical industry. Further, the Biden administration released an additional executive order on October 14, 2022, directing HHS to report on how the Center for Medicare and Medicaid Innovation can be further leveraged to test new models for lowering drug costs for Medicare and Medicaid beneficiaries. In addition, beginning in 2023, Centers for Medicare & Medicaid Services, or CMS, will require manufacturers to refund CMS for certain discarded amounts of single-dose container and single-use package drugs. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, and restrictions on certain product access. In some cases, such legislation and regulations have been designed to encourage importation from other countries and bulk purchasing.

An expansion in the government’s role in the U.S. healthcare industry may cause general downward pressure on the prices of prescription drug products, lower reimbursements for providers, and reduced product utilization, any of which could adversely affect our business and results of operations. We expect that additional healthcare reform measures will be adopted in the future. We cannot know what form any such new legislation may take or the market’s perception of how such legislation would affect us. Any reduction in reimbursement from government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent our potential royalty providers from being able to generate revenue, attain profitability, develop, or commercialize our current product candidates in which we have an ownership or royalty interest.

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

There can be no assurance that the market price of our common stock will not decline below its present market price. Additionally, there may not be an active trading market for our common stock, Series A Preferred Stock or depositary shares representing interests in our Series B Preferred Stock. The market prices of biotechnology companies have been and are likely to continue to be highly volatile. Fluctuations in our operating results and general market conditions for biotechnology stocks could have a significant impact on the volatility of our stock price or the existence of an active trading market for our common stock, Series A Preferred Stock or depositary shares representing interests in our Series B Preferred Stock. We have experienced significant volatility in the price of our common stock. From January 1, 2022, through March 6, 2023, the share price of our common stock has ranged from a high of $32.09 to a low of $15.68. From January 1, 2022, through March 6, 2023, the share price of our Series A Preferred Stock has ranged from a high of $27.09 to a low of $22.14. From January 1, 2022, through March 6, 2023, the share price of our Series B Preferred Stock has ranged from a high of $26.81 to a low of $21.75. Additionally, we have two significant holders of our common stock that could affect the liquidity of our stock and have a significant negative impact on our stock price if the holders were to quickly sell their ownership positions.

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

As of December 31, 2022, there were 5,003 shares of Series X preferred stock issued and outstanding. Each share of Series X preferred stock is convertible into 1,000 shares of registered common stock. The total number of shares of common stock issuable upon conversion of all issued Series X preferred stock would be 5,003,000 shares. Each share is convertible at the option of the holder at any time, provided that the holder will be prohibited from converting into common stock if, as a result of such conversion, the holder, together with its affiliates, would beneficially own a number of shares above a conversion blocker, which was initially set at 19.99% of our total common stock then issued and outstanding immediately following the conversion of such shares. A holder of Series X preferred shares may elect to increase or decrease the conversion blocker above or below 19.99% on 61 days’ notice, provided the conversion blocker does not exceed the limits under Nasdaq Marketplace Rule 5635(b), to the extent then applicable. If holders of our Series X convertible preferred stock elect to convert their preferred shares into common stock such conversion would dilute our currently outstanding common stock both in number and in earnings per share. BVF (and its affiliates), as current holders of all shares of our Series X preferred stock, would, if they converted all such shares to common stock, obtain majority voting control of the Company. As of December 31, 2022, BVF owned approximately 31.5% of our total outstanding shares of common stock, and if all of the Series X convertible preferred shares were converted, BVF would own 52.3% of our total outstanding shares of common stock. Additionally, as of December 31, 2022, we had issued and outstanding 984,000 shares of Series A Preferred Stock and 1,600,000 depositary shares, each representing a 1/1000th fractional interest in a share of our Series B Preferred Stock.

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

Our ability to use our NOL carry-forwards and certain other tax attributes to offset taxable income or taxes may be limited.

Our net operating loss, or NOL, carryforwards could expire unused and/or be unavailable to offset future income tax liabilities.  As of December 31, 2022, we had U.S. federal NOL carryforwards of $108.8 million, of which $13.6 million will begin to expire in 2036.  Under the federal income tax law, federal NOLs incurred in taxable years beginning after December 31, 2017 may be carried forward indefinitely, but the deductibility of such federal NOLs is limited to 80% of current year taxable income. It is uncertain if and to what extent various states will conform to the federal tax law. In addition, Section 382 of the U.S. Internal Revenue Code of 1986, as amended (or, the Code), and corresponding provisions of state law, generally limit the ability of a corporation that undergoes an “ownership change” to utilize its NOL carry-forwards and certain other tax attributes against any taxable income in taxable periods after the ownership change. An “ownership change” is generally defined as a greater than 50% change, by value, in a corporation’s equity ownership over a three-year period.

Based on an analysis under Section 382 of Code, we experienced an ownership change in February 2017, that significantly limits the availability of our tax attributes to offset future income. To the extent that we do not utilize our carry forwards within the applicable statutory carry-forward periods, either because of Section 382 limitations or the lack of sufficient taxable income, the carry-forwards will also expire unused.

Changes in tax laws or regulations that are applied adversely to us may have a material adverse effect on our business, cash flow, financial condition, or results of operations.

New tax laws, statutes, rules, regulations, or ordinances could be enacted at any time. For instance, the recently enacted Inflation Reduction Act imposes, among other rules, a 15% minimum tax on the book income of certain large corporations and a 1% excise tax on certain corporate stock repurchases. Further, existing tax laws, statutes, rules, regulations, or ordinances could be interpreted differently, changed, repealed, or modified at any time. Any such enactment, interpretation, change, repeal, or modification could adversely affect us, possibly with retroactive effect. In particular, changes in corporate tax rates, the realization of our net deferred tax assets, the taxation of foreign earnings, and the deductibility of expenses under the Tax Act, as amended by the CARES Act or any future tax reform legislation, could have a material impact on the value of our deferred tax assets, result in significant one-time charges, and increase our future tax expenses.

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

Item 1B. Unresolved Staff Comments

None.

Item 2.   Properties

We currently lease space in one building that houses our corporate headquarters in Emeryville, California.  The lease was originally scheduled to expire in February 2023 and in January 2023, we extended the lease through July 2023. We believe our facilities are adequate to meet our requirements for the near term and we are currently evaluating our future office space needs.

Item 3.   Legal Proceedings

From time to time, we are involved in litigation, arbitration or other proceedings relating to claims arising out of our operations.

We are not currently involved in any legal proceedings that we believe to be material. We may, however, be involved in material legal proceedings in the future, and the potential impact on us of any on-going proceeding could change. Such matters are subject to significant uncertainties, and there can be no assurance that any legal proceedings in which we are or may become involved will not have a material adverse effect on our business, results of operations, financial position or cash flows.

Item 4.   Mine Safety Disclosures

Not applicable.

PART II

Item 5.   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Registrant’s Common Equity

Our common stock trades on The Nasdaq Global Market tier of the Nasdaq Stock Market LLC (“Nasdaq”) under the symbol “XOMA.” On March 6, 2023, there were 192 stockholders of record of our common stock, one of which was Cede & Co., a nominee for Depository Trust Company (“DTC”). All of the shares of our common stock held by brokerage firms, banks and other financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC and are therefore considered to be held of record by Cede & Co. as one stockholder.

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

The generation of future revenues related to licenses, milestones, and royalties is dependent on the achievement of milestones or product sales by our existing licensees. Although we generated net income of $15.8 million and positive cash flows from operations of $22.7 million for the year ended December 31, 2021, we generated net loss of $17.1 million and negative cash flows from operations of $12.9 million for the year ended December 31, 2022 and we had an accumulated deficit of $1.2 billion as of December 31, 2022. The payment we received from Novartis pursuant to our Anti-TGFβ Antibody License Agreement in 2021 was a one-time milestone payment that does not represent recurring revenue.

Significant Developments

Purchase of IP

ObsEva Intellectual Property Acquisition Agreement

In November 2022, we entered into the ObsEva IP Acquisition Agreement pursuant to which we acquired all of ObsEva’s intellectual property (patents and know-how) and license agreement rights related to ebopiprant, an investigational compound previously licensed by ObsEva from Merck KGaA. We also assumed ObsEva’s ongoing obligations under the Organon License Agreement and the Merck KGaA License Agreement. Pursuant to the Organon License Agreement, XOMA is eligible to receive up to $475.0 million in payments for ebopiprant development, commercialization and sales-based milestones.  If ebopiprant is successfully commercialized, we will be entitled to receive royalties that range from low to mid-teens from Organon and will be required to make mid-single-digit royalty payments to Merck KGaA.  We paid ObsEva a $15.0 million upfront payment at closing and will pay potential earn-out payments of up to $97.5 million for development, regulatory and sales-based milestones, representing a portion of what we will receive pursuant to the Organon License Agreement.

Royalty and Commercial Payment Purchase Agreements

Commercial Payment Purchase Agreement with Affitech

In January 2022, Genentech, a member of the Roche group, received approval from the FDA to commercialize VABYSMO (faricimab-svoa) for the treatment of wet, or neovascular, age-related macular degeneration and diabetic macular edema.  Pursuant to the Affitech CPPA, we paid Affitech a $5.0 million regulatory approval milestone tied to these U.S. marketing approvals. Under the terms of the Affitech CPPA, we are eligible to receive a 0.5% commercial payment stream on net sales of VABYSMO in each of certain regions where it is approved, for a ten-year period following its first commercial sale in such region.

In September 2022, in connection with Roche receiving approval from the EC to commercialize VABYSMO for the treatment of neovascular or ‘wet’ age-related macular degeneration and visual impairment due to diabetic macular edema, we made a $3.0 million milestone payment to Affitech pursuant to the terms of the Affitech CPPA. As a result of the EC approvals, we will be eligible to receive a 0.5% commercial payment stream for ten years from the first commercial sale of VABYSMO in Europe.

VABYSMO was previously approved by the FDA in January 2022 and by Japan’s Ministry of Health, Labour, and Welfare in March 2022. In August 2022, we received $0.5 million from Roche representing the first commercial payment for sales of VABYSMO during the first six months of 2022, and in February 2023 we received $2.4 million for sales of VABYSMO during the second half of 2022.

Kuros Royalty Purchase Agreement

In July 2022, we received $2.5 million pursuant to our Kuros RPA. This payment represents 50% of a milestone earned by Kuros upon the closing of Regeneron’s acquisition of Checkmate Pharmaceuticals on May 31, 2022.

License and Collaboration Agreements

Compugen

In November 2022, we earned a $0.8 million milestone payment under our license agreement with Compugen.

Novartis – VPM087

In March 2023, Novartis notified us that based upon a strategic review of the development program, Novartis will not initiate further studies of gevokizumab in gastrointestinal cancers.  Novartis’ study to evaluate treatment with gevokizumab with standard of care anti-cancer therapies in patients with metastatic colorectal, gastroesophageal, and renal cancers will continue to primary analysis, which is anticipated later this year.

Novartis – Anti-CD40 Antibody

In September 2021, Novartis announced its decision to discontinue its study of CFZ533 (iscalimab) in kidney transplant. In September 2022, after an interim analysis of data, Novartis also decided to discontinue its study of CFZ533 in liver transplant. Novartis is continuing iscalimab studies in other indications such as Sjögren’s Syndrome, Lupus Nephritis and Hidradenitis Suppurativa.

Sonnet Collaboration Agreement

In April 2022, Sonnet dosed the first patient in its Phase 1 clinical trial for SON-1010, and we earned a development-related milestone payment of $0.5 million from Sonnet pursuant to our Sonnet Collaboration Agreement.

Rezolute – RZ358 Antibody

In January 2022, Rezolute dosed the last patient in its Phase 2b clinical trial for RZ358, we earned a $2.0 million milestone payment pursuant to our Rezolute License Agreement.

Modification of Equity Awards

In November 2022, we entered into the November 2022 Letter Agreement with Thomas Burns. Pursuant to the November 2022 Letter Agreement, in the event Mr. Burns remains employed by us for a twelve-month period beginning on November 1, 2022, he will be deemed “retirement eligible” for purposes of his equity awards under the terms of his equity award agreements. All other terms of his amended and restated employment agreement remain the same. Conditioned on his execution of a release in favor of us, Mr. Burns will also receive this benefit upon any involuntary termination for reasons other than cause. This modification resulted in an acceleration of the expense recognized related to Mr. Burns’ stock options. During the year ended December 31, 2022, we recognized stock-based compensation expense of $0.6 million related to the Mr. Burns’ option awards. As of December 31, 2022, there was $0.5 million total unrecognized compensation expense related to Mr. Burns’ stock options expected to be recognized through the earlier of the vesting date of the option or October 31, 2023.

Employee Retention Bonus

In October 2022, we approved the Amended Retention Plan that amended the Retention Plan to provide that each of our current employees, excluding the Chief Executive Officer (“CEO”), will be eligible to receive a cash retention bonus if employed through each of two periods: (1) the three-month anniversary of November 1, 2022 (the “Initial Period”) and (2) the nine-month period immediately following the Initial Period. All other terms of the Amended Retention Plan remain consistent with the Retention Plan. As of December 31, 2022, we expect to pay $0.8 million in 2023 related to employee retention bonuses under the Amended Retention Plan, of which $0.1 million was accrued in operating expenses in the consolidated statement of operations and comprehensive loss during the year ended December 31, 2022.

James R. Neal’s Departure and Continuity Incentive

Effective December 31, 2022, James R. Neal retired as our Chief Executive Officer and, effective as of January 1, 2023, resigned as a member of our Board and Chairman of the Board. Pursuant to Mr. Neal’s  Amended and Restated Employment Agreement, dated as of December 15, 2021, following his departure date, Mr. Neal is entitled to a cash payment of $1.2 million, which will be made in equal monthly installments starting in January 2023 through December 2023, less deductions and withholdings.  As of December 31, 2022, we accrued the full amount of Mr. Neal’s continuity incentive of $1.2 million in operating expenses in the consolidated statement of operations and comprehensive loss during the year ended December 31, 2022.

On December 30, 2022, the Board appointed Owen Hughes as our Executive Chairman of the Board and Interim Chief Executive Officer (principal executive officer), effective as of January 1, 2023. Mr. Hughes will receive an annual base salary of $125,000 and will be eligible to receive an annual discretionary cash bonus with a target amount equal to 55% of his annual base salary upon the achievement of annual performance milestones to be established by the Board.

On December 30, 2022, the Board also appointed Bradley Sitko as our Chief Investment Officer, effective as of January 3, 2023. Mr. Sitko will receive an annual base salary of $500,000, a signing bonus of $110,000 and will be eligible to receive an annual discretionary cash bonus with a target amount equal to 50% of his annual base salary upon the achievement of annual performance milestones to be established by the Board.

Mr. Hughes and Mr. Sitko were also granted non-qualified stock options subject to the terms and conditions of the Company’s Amended and Restated 2010 Long Term Incentive and Stock Award Plan. The options were granted outside the Plan as an inducement material to Mr. Hughes and Mr. Sitko entering into employment with us in accordance with Nasdaq Listing Rule 5635(c)(4).  Further details of the stock option grants can be found in our Form 8-K filed January 4, 2023.

Arbitration Proceeding

In June 2021, we initiated an arbitration proceeding against one of our licensees (the “Licensee”) with the American Arbitration Association/International Centre for Dispute Resolution.  We seek damages, plus interest, and fees and costs of the arbitration (which fees and costs are currently estimated to be in the mid-single-digit millions of U.S. dollars range).  In response, the Licensee seeks declarations that the License Agreement, under our interpretation, is unlawful, void and unenforceable, and that the License Agreement has expired.  To date, the Licensee has not filed any counterclaims against us. However, to the extent the Licensee is deemed to be the prevailing party, the arbitrators, in their discretion, may require us to pay the Licensee’s fees and costs of the arbitration (currently estimated to be in the mid-single-digit millions of U.S. dollars range). A hearing before a panel of arbitrators was held on this matter in November 2022, and the parties have submitted post-hearing briefs.

Critical Accounting Estimates

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

Critical accounting estimates are those estimates that involve a significant level of judgment and/or estimation uncertainty and could have or are reasonably likely to have a material impact on our financial condition or results of operations. We believe the following critical accounting policies and estimates describe the more significant judgments and estimates used in the preparation of our consolidated financial statements.

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

Receivables

We account for milestone and royalty rights related to developmental pipeline products on a non-accrual basis using the cost recovery method. Except for VABYSMO, these developmental pipeline products are non-commercialized, non-approved products that require FDA or other regulatory approval, and thus have uncertain cash flows. The related receivable balances are classified as noncurrent since no payments are probable to be received in the near term. VABYSMO received FDA approval in January 2022, was approved by Japan’s Ministry of Health, Labour, and Welfare in March 2022, and was approved by the EU’s EC in September 2022 and we do not yet have a foundation upon which to estimate receipts expected to be collected in the near term; therefore, they remain classified as noncurrent until such time an estimate can be made. Under the cost recovery method, any milestone, royalty, or other payment received is recorded as a direct reduction of the recorded receivable balance. When the recorded receivable balance has been fully collected, any additional amounts collected will be recognized as revenue.

Contingent Payments

We may be obligated to make contingent payments related to certain product development and regulatory approval milestones and sales-based milestones. If the contingent payments fall within the scope of ASC 815, the contingent payments are measured at fair value at the inception of the arrangement, subject to remeasurement to fair value at the end of each reporting period. Any changes in the estimated fair value are recorded in the consolidated statement of operations and comprehensive (loss) income.

Impairment Assessment

We review these balances for impairment on a quarterly basis using updates from our partners, press releases and public information on clinical trials.  If we determine an impairment is necessary, the impairment recorded will be based on an estimate of discounted future cash flows, which will rely on assumptions including probability of technical success and discount rate.  Changes to these assumptions could have a material impact on our financial statements.  No impairment has been recorded as of December 31, 2022.

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

Results of Operations

Revenues

Total revenues for the years ended December 31, 2022 and 2021, were as follows (in thousands):

	Year Ended
	December 31,
	2022	2021	Change
Revenue from contracts with customers	$4,150	$36,518	$(32,368)
Revenue recognized under units-of-revenue method	1,877	1,642	235
Total revenues	$6,027	$38,160	$(32,133)

Revenue from Contracts with Customers

Revenue from contracts with customers includes upfront fees, annual license fees and milestone payments related to the out-licensing of our legacy product candidates and technologies. The primary components of revenue from contracts with customers in 2022 were due to milestones earned of $2.0 million pursuant to our Rezolute License Agreement, $0.8 million pursuant to the Takeda Collaboration Agreement, $0.8 million pursuant to our license agreement with Compugen and $0.5 million pursuant to our Sonnet Collaboration Agreement. The primary components of revenue from contracts with customers in 2021 were due to milestones earned of $35.0 million under our Anti-TGFβ Antibody License Agreement with Novartis, $0.5 million under our license agreement with Compugen and $0.7 million under our license agreement with Janssen.

Revenue recognized under units-of-revenue method

Revenues recognized under the units-of-revenue method include the amortization of unearned revenue from the sale of royalty interests to HCRP in 2016. The increase in 2022 compared with 2021 was due to increased sales of products underlying the agreements with HCRP.

G&A Expenses

G&A expenses include salaries and related personnel costs, professional fees, and facilities costs. In 2022, G&A expenses were $23.2 million compared with $20.5 million in 2021.

The net increase of $2.7 million in 2022 as compared with 2021 was primarily due a $2.6 million increase in salaries and related expenses including the $1.2 million Continuity Incentive accrued in connection with the departure of Mr. Neal, a $0.7 million increase in salaries and wages due to increased headcount and general salary increases, $0.4 million related to bonus payments to Mr. Neal pursuant to his amended employment agreement, and $0.1 million accrued in connection with the employee retention bonus. A $2.3 million increase in consulting and legal costs also contributed to the overall increase. The increases in salaries and related expenses, consulting and legal costs were partially offset by a $2.6 million reduction in stock-based compensation expense for stock options.

Other Income (Expense)

Interest Expense

The $0.5 million interest expense reported for the year ended December 31, 2021 was related to our SVB Loan that was repaid in June 2021. There was no interest expense for the year ended December 31, 2022. We expect no interest expense in 2023 as we have no outstanding loan balances; however if we elect to obtain new debt financing, our interest expense may increase.

Other Income (Expense), Net

The following table shows the activity in other income (expense), net for the years ended December 31, 2022 and 2021 (in thousands):

	Year Ended
	December 31,
	2022	2021	Change
Other income (expense), net
Investment income	$694	$35	$659
Change in fair value of equity securities	(439)	(919)	480
Other	40	5	35
Total other income (expense), net	$295	$(879)	$1,174

The change in fair value of equity securities is due to the change in market price of equity securities we own in shares of Rezolute’s common stock. Investment income increased $0.7 million compared with the same period in 2021 due to higher market interest rates.

Provision for Income Taxes

We recorded a $15,000 income tax benefit and a $0.1 million income tax expense for the years ended December 31, 2022 and 2021, respectively. We continue to maintain a full valuation allowance against our remaining net deferred tax assets. We had a total of $5.9 million of gross unrecognized tax benefits, none of which would impact our effective tax rate to the extent that we continue to maintain a full valuation allowance against our deferred tax assets. We do not expect our unrecognized tax benefits to change significantly over the next twelve months.

Liquidity and Capital Resources

The following table summarizes our unrestricted cash, our working capital and our cash flow activities as of and for each of the periods presented (in thousands):

	December 31,	December 31,
	2022	2021	Change
Cash and cash equivalents	$57,826	$93,328	$(35,502)
Working capital	$54,435	$84,006	$(29,571)

	Year Ended December 31,
	2022	2021	Change
Net cash (used in) provided by operating activities	$(12,879)	$22,678	$(35,557)
Net cash used in investing activities	(20,221)	(26,500)	6,279
Net cash (used in) provided by financing activities	(4,451)	12,835	(17,286)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(37,551)	$9,013	$(46,564)

Net cash used in operating activities for 2022 was primarily due to our operating expenses of $23.4 million, excluding non-cash expenses of $4.4 million including stock-based compensation of $3.6 million, partially offset by a $2.0 million milestone payment received from Rezolute, a $0.8 million milestone payment received from Takeda and a $0.8 million milestone payment received from Compugen. Our primary source of cash provided by operating activities in 2021 was the $35.0 million milestone payment received from Novartis, partially offset by our operating expenses of $20.6 million excluding non-cash expenses including stock-based compensation of $6.2 million.

Net cash used in investing activities for the year ended December 31, 2022 of $20.2 million was primarily due to the $15.2 million paid for the IP acquired pursuant to the ObsEva IP Acquisition Agreement in November 2022 and the $5.0 million and $3.0 million payments for regulatory milestones pursuant to the Affitech CPPA, partially offset by the $2.5 million milestone payment received from Kuros in July 2022 and the $0.5 million commercial payment received from Roche in August 2022. Net cash used in investing activities for the year ended December 31, 2021, of $26.5 million was due to our acquisitions under RPAs and a CPPA, including a $13.5 million payment pursuant to the Viracta RPA, a $7.0 million payment pursuant to the Kuros RPA and a $6.0 million payment pursuant to the Affitech CPPA.

Net cash used in financing activities for the year ended December 31, 2022, of $4.5 million was primarily due to the payment of dividends on our Series A and Series B Preferred Stock of $5.5 million, partially offset by the receipt of net cash provided from the exercise of stock options after related tax payments of $1.0 million. Net cash provided by financing activities for the year ended December 31, 2021 of $12.8 million was primarily due to the receipt of net cash proceeds of $37.1 million from our public offering of Series B Preferred Stock, $1.1 million net cash provided from the exercise of stock options after related tax payments, partially offset by $4.3 million cash used in the principal payments of debt, $17.1 million cash used to extinguish outstanding loans and $3.5 million payment of dividends on our Series A Preferred Stock and Series B Preferred Stock.

Capital Resources

We have incurred significant operating losses since our inception and as of December 31, 2022, we had an accumulated deficit of $1.2 billion.  As of December 31, 2022, we had $57.8 million in cash and cash equivalents. Based on our current cash balance and our ability to control discretionary spending, such as royalty acquisitions, we have evaluated and concluded our financial condition is sufficient to fund our planned operations, commitments, and contractual obligations for a period of at least one year following the filing date of this report.

We have primarily financed our operations and acquisitions through the issuance of our common stock, Series A and Series B Preferred Stock, and amounts received as milestone payments under our license agreements.  The generation of future revenues related to licenses, milestones, and royalties is dependent on the achievement of milestones or product sales by our existing licensees. Milestone payments earned in 2021 and 2022 are not indicative of anticipated milestones in future periods. We may seek additional capital through use of our 2018 Common Stock ATM Agreement or 2021 Series B Preferred Stock ATM Agreement (see Note 11 of the Consolidated Financial Statements), or through other public or private debt or equity transactions. Our ability to raise additional capital in the equity and debt markets, should we choose to do so, is dependent on a number of factors, including, but not limited to, the market demand for our common and preferred stock, which are subject to a number of development and business risks and uncertainties, our creditworthiness and the uncertainty that we would be able to raise such additional capital at a price or on terms that are favorable to us.  If we are unable to raise additional funds when we need them, our business and operations may be adversely affected.

Material Cash Requirements

Our material cash requirements in the short and long term consist of the following expenditures:

Operating expenditures: Our primary uses of cash and operating expenses relate to employee and related costs, consultants to support our administrative and business development efforts, legal and accounting services, insurance, investor relations and IT services. Our planned spending includes costs to satisfy the Continuity Incentive related to the departure of Mr. Neal as CEO in December 2022 and increased personnel-related costs starting in 2023 due to the appointment of our new Executive Chairman and Chief Investment Officer.

In response to our prior CEO’s intention to retire as announced in December 2021, we implemented a Retention Plan to encourage our employees to remain with the Company through and beyond the new CEO transition period. Our Retention Plan includes a cash “stay” bonus, effective November 1, 2022, as well as a policy defining benefits upon any involuntary termination for reasons other than cause, which includes minimum severance, COBRA benefits, outplacement services and certain modifications to option awards. We expect our operating expenses to increase as a result of this Retention Plan.

To support our royalty aggregator business model, we engage third parties to assist in our evaluation of potential acquisitions of milestone and royalty streams. Additional operating expenses, including consulting and legal costs, may increase in 2023 in response to an anticipated increase in the volume of acquisition targets evaluated or completed.

Our amended headquarters lease expires in July 2023, and we are currently evaluating our office space needs, however, due to our small staff and minimal operating space requirements, we do not expect to incur material incremental costs associated with our current or future building leases.

RPAs, CPPAs and IP Acquisitions: A significant component of our business model is to acquire rights to potential future milestone and royalty streams.  We expect to continue deploying capital toward these acquisitions in the near and long term.

We also have potential contingent consideration of $0.1 million recorded on our consolidated balance sheets as of December 31, 2022, for development milestones due under our agreement with Bioasis. We paid Affitech a total of $8.0 million in 2022 for milestones tied to the achievement of  regulatory approvals. We have evaluated and concluded our existing capital resources are adequate to meet those needs.

We also have potential sales-based milestones that may become due under our agreements with Aronora, Kuros and Affitech as well as non-sales-based milestones, sales-based milestones and sales-based royalty payments that may become due under our agreement with ObsEva. All of these milestones and royalty payments represent a portion of the funds we may receive in the future pursuant to these agreements, and therefore will be fully funded by the related royalty or commercial payment receipts.

Collaborative Agreements, Royalties and Milestone Payments: We have committed to make potential future milestone payments and legal fees to third parties as part of licensing and development programs. Payments under these agreements become due and payable only upon the achievement of certain developmental, regulatory and commercial milestones by our licensees. Because it is uncertain if and when these milestones will be achieved, such contingencies, aggregating up to $6.3 million (assuming one product per contract meets all milestone events) have not been recorded on our consolidated balance sheet as of December 31, 2022. We are unable to determine precisely when and if our payment obligations under the agreements will become due as these obligations are based on milestone events, the achievement of which is subject to a significant number of risks and uncertainties.  All payments due will be funded by a portion of the related milestone or royalty revenue we receive or will be reimbursed by our licensees.

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

Item 9A.       Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Executive Chairman and our Senior Vice President, Finance and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15 promulgated under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Our disclosure controls and procedures are intended to ensure that the information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including the Executive Chairman and Senior Vice President, Finance and Chief Financial Officer, as the principal executive and financial officers, respectively, to allow timely decisions regarding required disclosures. Based on this evaluation, our Executive Chairman and our Senior Vice President, Finance and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Management’s Report on Internal Control over Financial Reporting

Management, including our Executive Chairman and Interim Chief Executive Officer (principal executive officer) and our Senior Vice President, Finance and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f)). The Company’s internal control system was designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements in accordance with accounting principles generally accepted in the United States.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013 Framework). Based on our assessment we believe that, as of December 31, 2022, our internal control over financial reporting is effective based on those criteria.

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

Item 9B.       Other Information

Not applicable.

Item 9C.       Disclosure Regarding Foreign Jurisdiction that Prevents Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers, Corporate Governance

Information required by this Item will be included in the Company’s proxy statement for the 2023 Annual Meeting of Stockholders (“2023 Proxy Statement”), under the sections labeled “Proposal 1—Election of Directors,” “Information about our Executive Officers” and “Delinquent Section 16(a) Reports” and is incorporated by reference. The 2023 Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year to which this report relates.

Code of Ethics

The Company’s Code of Ethics applies to all employees, officers and directors including the Executive Chairman and Interim Chief Executive Officer (principal executive officer) and the Senior Vice President, Finance and Chief Financial Officer (principal financial and principal accounting officer) and is posted on the Company’s website at https://investors.xoma.com/corporate-governance. We intend to satisfy the applicable disclosure requirements regarding amendments to, or waivers from, provisions of our Code of Ethics by posting such information on our website.

Item 11. Executive Compensation

Information required by this Item will be included in the sections labeled “Compensation of Executive Officers,” “Summary Compensation Table,” “Outstanding Equity Awards as of December 31, 2022,” and “Compensation of Directors” appearing in our 2023 Proxy Statement and is incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this Item will be included in the sections labeled “Common Stock of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” appearing in our 2023 Proxy Statement and is incorporated by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information required by this Item will be included in the section labeled “Transactions with Related Persons” appearing in our 2023 Proxy Statement and is incorporated by reference.

Item 14. Principal Accountant Fees and Services

Information required by this Item will be included in the section labeled “Proposal 3 – Ratification of Appointment of Independent Registered Public Accounting Firm” appearing in our 2023 Proxy Statement and is incorporated by reference.

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

(3)	Exhibits:

		Incorporation By Reference
Exhibit
Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

3.1	Certificate of Incorporation of XOMA Corporation	8-K12G3	000-14710	3.1	01/03/2012

3.2	Certificate of Amendment of Certificate of Incorporation of XOMA Corporation	8-K	000-14710	3.1	05/31/2012

3.3	Certificate of Amendment of Amended Certificate of Incorporation of XOMA Corporation	8-K	000-14710	3.1	05/28/2014

3.4	Certificate of Amendment to the Amended Certificate of Incorporation of XOMA Corporation	8-K	000-14710	3.1	10/18/2016

3.5	Certificate of Designation of Preferences, Rights and Limitations of Series X Convertible Preferred Stock	8-K	000-14710	3.1	02/16/2017

3.6	Certificate of Designation of 8.625% Series A Cumulative Perpetual Preferred Stock	8-K	000-14710	3.1	12/11/2020

3.7	Certificate of Designation of 8.375% Series B Cumulative Perpetual Preferred Stock	8-K	001-39801	3.1	04/08/2021

3.8	Certificate of Correction of the Certificate of Designation of 8.375% Series B Cumulative Perpetual Preferred Stock	10-Q	001-39801	3.8	08/05/2021

3.9	Certificate of Amendment to the Certificate of Designation of 8.375% Series B Cumulative Perpetual Preferred Stock of XOMA Corporation	8-K	001-39801	3.1	08/05/2021

3.10	By-laws of XOMA Corporation	8-K12G3	000-14710	3.2	01/03/2012

		Incorporation By Reference
Exhibit
Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, 3.5, 3.6, 3.7, 3.8, 3.9 and 3.10

4.2	Specimen of Common Stock Certificate	8-K	000-14710	4.1	01/03/2012

4.3	Deposit Agreement, dated effective April 9, 2021, by and among XOMA Corporation, American Stock Transfer & Trust Company, LLC, as depositary, and the holders of the depositary receipts issued thereunder	8-K	001-39801	4.1	04/08/2021

4.4	Form of Warrants (May 2018 Warrants)	10-Q	000-14710	4.6	08/07/2018

4.5	Form of Warrants (March 2019 Warrants)	10-Q	000-14710	4.7	05/06/2019

4.6+	Description of Registrant’s Securities

10.1*	Amended and Restated 2010 Long Term Incentive and Stock Award Plan	DEF 14A	001-39801	Appendix A	04/07/2022

10.2*	Form of Stock Option Agreement for Amended and Restated 2010 Long Term Incentive and Stock Award Plan	10-K	000-14710	10.6A	03/14/2012

10.3*	2016 Non-Equity Incentive Compensation Plan	10-Q	000-14710	10.1	05/04/2016

10.4*	Amended 2015 Employee Share Purchase Plan	8-K	000-14710	10.2	05/24/2017

10.5*	Form of Subscription Agreement and Authorization of Deduction under the 2015 Employee Stock Purchase Plan	S-8	333-204367	99.2	05/21/2015

10.6*	Amended and Restated Employment Agreement, dated December 15, 2021, between XOMA Corporation and James R. Neal	10-K	001-39801	10.26	3/8/2022

10.7*	Amended and Restated Change of Control Severance Agreement, dated August 7, 2017, to the Change of Control Severance Agreement, dated January 3, 2011, between XOMA Corporation and James R. Neal	10-Q	000-14710	10.9	11/06/2017

10.8*	Officer Employment Agreement, dated August 7, 2017, between XOMA Corporation and Thomas Burns	10-Q	000-14710	10.8	11/06/2017

		Incorporation By Reference
Exhibit
Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

10.9#*	Letter Amendment to Officer Employment Agreement dated August 7, 2017, between XOMA Corporation and Thomas Burns	10-Q	001-39801	10.2	05/05/2022

10.10+#*	Letter Amendment to Officer Employment Agreement dated November 1, 2022, between XOMA Corporation and Thomas Burns

10.11*	Amended and Restated Change of Control Severance Agreement, dated August 7, 2017, to the Change of Control Severance Agreement, dated October 28, 2015, between XOMA Corporation and Thomas Burns	10-Q	000-14710	10.10	11/06/2017

10.12*	Form of Amended and Restated Indemnification Agreement for Directors and Officers	10-K	001-39801	10.56	03/10/2021

10.13#*	The Retention and Severance Plan dated, March 31, 2022	10-Q	001-39801	10.1	05/05/2022

10.14+#*	The Amended Retention and Severance Plan dated, October 25, 2022

10.15+*	Officer Employment Agreement, dated January 3, 2023, between XOMA Corporation and Owen Hughes

10.16+*	Officer Employment Agreement, dated January 3, 2023, between XOMA Corporation and Bradley Sitko

10.17*	Inducement Stock Option Agreement, by and between XOMA Corporation and Owen Hughes	S-8	333-269459	99.2	01/30/2023

10.18*	Inducement Stock Option Agreement, by and between XOMA Corporation and Owen Hughes	S-8	333-269459	99.3	01/30/2023

10.19*	Inducement Stock Option Agreement, by and between XOMA Corporation and Bradley Sitko	S-8	333-269459	99.4	01/30/2023

10.20*	Inducement Stock Option Agreement, by and between XOMA Corporation and Bradley Sitko	S-8	333-269459	99.5	01/30/2023

10.21#	Non-Exclusive License Agreement, dated November 30, 2001, between XOMA Ireland Limited ("XOMA") Sesen Bio, Inc. and (formerly Viventia Biotech Inc.)	10-K	001-39801	10.57	03/10/2021

		Incorporation By Reference
Exhibit
Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

10.22	Amendment No. 1, dated July 24, 2020, to the Non-Exclusive License Agreement, dated November 30, 2001, between XOMA Ireland Limited ("XOMA") and Sesen Bio, Inc.	10-K	001-39801	10.58	03/10/2021

10.23†	License Agreement by and between XOMA Ireland Limited and MorphoSys AG, dated as of February 1, 2002	10-Q/A	000-14710	10.43	12/04/2002

10.24†	Collaboration Agreement, dated as of November 1, 2006, between Takeda Pharmaceutical Company Limited and XOMA (US) LLC	10-K	000-14710	10.46	03/08/2007

10.25†	First Amendment to Collaboration Agreement, effective as of February 28, 2007, between Takeda Pharmaceutical Company Limited and XOMA (US) LLC	10-Q	000-14710	10.48	05/10/2007

10.26†	Second Amendment to Collaboration Agreement, effective as of February 9, 2009, among Takeda Pharmaceutical Company Limited and XOMA (US) LLC	10-K	000-14710	10.31B	03/11/2009

10.27†	Discovery Collaboration Agreement dated September 9, 2009, by and between XOMA Development Corporation and Arana Therapeutics Limited	10-Q/A	000-14710	10.35	03/05/2010

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

		10-K	000-14710	10.25B	03/14/2012

10.30#	Amendment to Amended and Restated Research, Development and Commercialization Agreement, between the Company and Novartis Vaccine and Diagnostics, Inc., dated September 30, 2015	10-Q	000-14710	10.2	11/05/2020

		Incorporation By Reference
Exhibit
Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

10.31	Letter Agreement, dated June 19, 2015, by and between XOMA (US) LLC and Novartis Vaccines and Diagnostics, Inc.	10-Q	000-14710	10.1	08/10/2015

10.32#	License Agreement between the Company and Novartis International Pharmaceutical Ltd., dated September 30, 2015	10-Q	000-14710	10.1	11/05/2020

10.33#	IL-1b Target License Agreement, dated August 24, 2017, by and between XOMA Corporation and Novartis Pharma AG	10-Q	001-39801	10.1	11/03/2022

10.34#	License Agreement, dated August 24, 2017, by and between XOMA Corporation and Novartis Pharma AG	10-Q	001-39801	10.2	11/03/2022

10.35†	License Agreement, dated December 6, 2017, between XOMA (US) LLC and Rezolute, Inc. (formerly AntriaBio)	10-K	000-14710	10.66	03/07/2018

10.36†	Amendment No. 1, dated March 30, 2018, to the License Agreement, dated December 6, 2017, between XOMA (US) LLC and Rezolute, Inc. (formerly AntriaBio, Inc.)	10-Q	000-14710	10.1	05/09/2018

10.37†	Amendment No. 2, dated January 7, 2019, to the License Agreement, dated December 6, 2017, between XOMA (US) LLC and Rezolute, Inc. (formerly AntriaBio)	10-K	000-14710	10.71	03/07/2019

10.38	Asset Purchase Agreement, dated November 4, 2015, between XOMA Corporation and Ology Bioservices Inc. (formerly Nanotherapeutics Inc., now a wholly owned subsidiary of National Resilience, Inc.)	10-Q	000-14710	10.4	11/06/2017

10.39#	License Agreement, dated March 23, 2016, between XOMA Corporation and Ology Bioservices Inc. (formerly Nanotherapeutics Inc., now a wholly owned subsidiary of National Resilience, Inc.)	10-Q	001-39801	10.3	11/03/2022

10.40#	Amendment and Restatement, dated February 2, 2017, to the Asset Purchase Agreement, dated November 4, 2015, and License Agreement, dated March 23, 2016, between XOMA Corporation and Ology Bioservices Inc. (formerly Nanotherapeutics	10-Q	001-39801	10.4	11/03/2022

		Incorporation By Reference
Exhibit
Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

	Inc., now a wholly owned subsidiary of National Resilience, Inc.)

10.41	Protective Rights Agreement dated December 21, 2016 by and between XOMA (US) LLC and HealthCare Royalty Partners II, L.P. relating to the Royalty Interest Acquisition Agreement dated December 20, 2016, by and between XOMA Corporation and HealthCare Royalty Partners II, L.P. and the Amended and Restated License Agreement, dated effective as of October 27, 2006, between XOMA (US) LLC and DYAX, Corp.	10-K	000-14710	10.60	03/16/2017

10.42	Protective Rights Agreements dated December 21, 2016 by and between XOMA (US) LLC and HealthCare Royalty Partners II, L.P. relating to the Royalty Interest Acquisition Agreement dated December 20, 2016, by and between XOMA Corporation and HealthCare Royalty Partners II, L.P. and the License Agreement, dated effective as of August 18, 2005, between XOMA (US) LLC and Wyeth Pharmaceuticals	10-K	000-14710	10.61	03/16/2017

10.43	Royalty Interest Acquisition Agreement dated December 20, 2016, by and between XOMA Corporation and HealthCare Royalty Partners II, L.P., relating to the Amended and Restated License Agreement, dated effective as of October 27, 2006, between XOMA (US) LLC and DYAX, Corp.	10-K	000-14710	10.62	03/16/2017

10.44	Royalty Interest Acquisition Agreement dated December 20, 2016, by and between XOMA Corporation and HealthCare Royalty Partners II, L.P., relating to the License Agreement, dated effective as of August 18, 2005, between XOMA (US) LLC and Wyeth Pharmaceuticals	10-K	000-14710	10.63	03/16/2017

10.45	Amendment of Section 6.10(a) and (b), dated March 8, 2017, to Royalty Interest Acquisition Agreements dated December 20, 2016, by and between XOMA Corporation and HealthCare Royalty Partners II, L.P.	10-K	000-14710	10.64	03/16/2017

10.46	Common Stock Sales Agreement, dated December 18, 2018, by and between XOMA Corporation and H.C. Wainwright & Co., LLC	8-K	000-14710	10.1	12/18/2018

		Incorporation By Reference
Exhibit
Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

10.47	Amendment No. 1, dated March 10, 2021, to the Common Stock Sales Agreement, dated December 18, 2018, by and between XOMA Corporation and H.C. Wainwright & Co., LLC	10-K	001-39801	10.59	03/10/2021

10.48#	At Market Issuance Sales Agreement, dated August 5, 2021, by and between XOMA Corporation and B. Riley Securities, Inc.	8-K	001-39801	10.1	08/05/2021

10.49†	Royalty Purchase Agreement dated September 20, 2018, between XOMA Corporation and Agenus Inc.	10-Q	000-14710	10.9	11/07/2018

10.50#	Royalty Purchase Agreement dated April 7, 2019, between XOMA (US) LLC and Aronora, Inc.	10-Q	000-14710	10.1	08/06/2019

10.51#	Royalty Purchase Agreement dated September 26, 2019, between XOMA (US) LLC and Palobiofarma, S.L	10-Q	000-14710	10.1	11/05/2019

10.52#	Royalty Purchase Agreement dated March 22, 2021 between XOMA (US) LLC and Viracta Therapeutics, Inc.	10-Q	001-39801	10.1	05/06/2021

10.53#	Royalty Purchase Agreement, dated July 14, 2021, by and among XOMA (US) LLC and Kuros Royalty Fund (US) LLC	10-Q	001-39801	10.2	11/04/2021

10.54#	Settlement and Release Agreement, dated April 15, 2021, by and among XOMA (US) LLC and Affimed N.V., Affimed GmbH Affimed	10-Q	001-39801	10.1	08/05/2021

10.55#	Commercial Payment Purchase Agreement, dated October 6, 2021, by and among XOMA (US) LLC and Affitech Research AS	10-K	001-39801	10.48	03/08/2021

10.56+#	Intellectual Property Acquisition Agreement, dated November 21, 2022 between XOMA Corporation and ObsEva, SA

10.57+#	License Agreement, dated July 26, 2021, between ObsEva, SA and Organon International GmbH

10.58+#	License Agreement, dated June 10, 2015, between ObsEva, SA and Ares Trading S.A.

21.1+	Subsidiaries of the Company

Incorporation By Reference
Exhibit
Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

23.1+	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm

24.1+	Power of Attorney (included on the signature pages hereto)

31.1+	Certification of Executive Chairman, as required by Rule 13a-14(a) or Rule 15d-14(a)

31.2+	Certification of Chief Financial Officer, as required by Rule 13a 14(a) or Rule 15d 14(a)

32.1+(1)	Certification of Executive Chairman and Chief Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)

101.INS+	Inline XBRL Instance Document

101.SCH+	Inline XBRL Taxonomy Extension Schema Document

101.CAL+	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF+	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB+	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE+	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 9th day of March 2023.

XOMA Corporation

By:	/s/ OWEN HUGHES
Owen Hughes
Executive Chairman of the Board of Directors and Interim Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Owen Hughes and Thomas Burns, and each of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution for him or her and in his or her name, place, and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the SEC, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, and any of them or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Owen Hughes	Executive Chairman of the Board of Directors and Interim Chief Executive Officer (Principal Executive Officer)	March 9, 2023
(Owen Hughes)

/s/ Thomas Burns	Senior Vice President, Finance and Chief Financial Officer	March 9, 2023
(Thomas Burns)	(Principal Financial and Principal Accounting Officer)

/s/ Heather L. Franklin	Director	March 9, 2023
(Heather L. Franklin)

/s/ Natasha Hernday	Director	March 9, 2023
(Natasha Hernday)

/s/ Barbara Kosacz	Director	March 9, 2023
(Barbara Kosacz)

/s/ Joseph M. Limber	Director	March 9, 2023
(Joseph M. Limber)

/s/ Matthew Perry	Director	March 9, 2023
(Matthew Perry)

/s/ W. Denman Van Ness	Director	March 9, 2023
(W. Denman Van Ness)

/s/ Jack L. Wyszomierski	Director	March 9, 2023
(Jack L. Wyszomierski)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of XOMA Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of XOMA Corporation and subsidiaries (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive (loss) income, stockholders' equity, and cash flows, for the each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Purchase of Rights to Future Milestones, Royalties and Commercial Payments — Refer to Notes 2 and 5 to the financial statements

Critical Audit Matter Description

The Company has purchased rights to receive a portion of certain future developmental, regulatory and commercial sales milestones, royalties and option fees on sales of products currently in clinical development. The carrying value of the long-term royalty and commercial payment receivables (“milestone and royalty rights”) is $63.7 million as of December 31, 2022. The Company accounts for milestone and royalty rights on a non-accrual basis using the cost recovery method. The developmental pipeline products are non-commercialized, non-approved products that require FDA or other regulatory approval, and thus have uncertain cash flows. The commercial payment product has limited available historical sales information, and as such the Company is unable to reasonably estimate the amount and timing of the commercial payments to be received. Management assesses any impairment indicators and changes in expected recoverability of the long-term royalty and commercial payment receivable assets regularly.

The determination of impairment indicators requires obtaining and assessing all available information regarding the developmental pipeline products and the commercial payment product as of the Company’s financial reporting dates. The Company obtains information through available sources including: 1) updates from the selling party of the milestone and royalty rights, 2) publicly available clinical trial data and news, and 3) public disclosures provided by the research companies developing the products.

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

March 9, 2023

We have served as the Company's auditor since 2018.

XOMA Corporation

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,	December 31,
	2022	2021

ASSETS
Current assets:
Cash and cash equivalents	$57,826	$93,328
Restricted cash	—	2,049
Short-term equity securities	335	774
Trade and other receivables, net	1	209
Short-term royalty and commercial payment receivables	2,366	—
Prepaid expenses and other current assets	725	613
Total current assets	61,253	96,973
Property and equipment, net	7	13
Operating lease right-of-use assets	29	200
Long-term royalty and commercial payment receivables	63,683	69,075
Intangible assets, net	15,150	—
Other assets - long term	260	301
Total assets	$140,382	$166,562

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$524	$1,072
Accrued and other liabilities	2,918	525
Income taxes payable	—	91
Contingent consideration under RPAs and CPPAs	75	8,075
Operating lease liabilities	34	195
Unearned revenue recognized under units-of-revenue method	1,899	1,641
Preferred stock dividend accrual	1,368	1,368
Total current liabilities	6,818	12,967
Unearned revenue recognized under units-of-revenue method – long-term	9,550	11,685
Long-term operating lease liabilities	—	34
Total liabilities	16,368	24,686

Commitments and Contingencies (Note 12)

Stockholders’ equity:
Preferred Stock, $0.05 par value, 1,000,000 shares authorized:
8.625% Series A cumulative, perpetual preferred stock, 984,000 shares issued and outstanding at December 31, 2022 and December 31, 2021	49	49
8.375% Series B cumulative, perpetual preferred stock, 1,600 shares issued and outstanding at December 31, 2022 and December 31, 2021	—	—
Convertible preferred stock, 5,003 shares issued and outstanding at December 31, 2022 and December 31, 2021	—	—
Common stock, $0.0075 par value, 277,333,332 shares authorized, 11,454,025 and 11,315,263 shares issued and outstanding at December 31, 2022 and December 31, 2021, respectively	86	85
Additional paid-in capital	1,306,271	1,307,030
Accumulated deficit	(1,182,392)	(1,165,288)
Total stockholders’ equity	124,014	141,876
Total liabilities and stockholders’ equity	$140,382	$166,562

The accompanying notes are an integral part of these consolidated financial statements.

XOMA Corporation

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(in thousands, except per share amounts)

	Year Ended
	December 31,
	2022	2021
Revenues:
Revenue from contracts with customers	$4,150	$36,518
Revenue recognized under units-of-revenue method	1,877	1,642
Total revenues	6,027	38,160

Operating expenses:
Research and development	153	171
General and administrative	23,191	20,460
Amortization of intangible assets	97	—
Total operating expenses	23,441	20,631

(Loss) income from operations	(17,414)	17,529

Other income (expense), net:
Interest expense	—	(461)
Loss on extinguishment of debt	—	(300)
Other income (expense), net	295	(879)
(Loss) income before income tax	(17,119)	15,889
Income tax benefit (expense)	15	(91)
Net (loss) income and comprehensive (loss) income	$(17,104)	$15,798
Net (loss) income and comprehensive (loss) income (attributable to) available to common stockholders (Note 10), basic	$(22,576)	$7,787
Net (loss) income and comprehensive (loss) income (attributable to) available to common stockholders (Note 10), diluted	$(22,576)	$7,968
Basic net (loss) income per share (attributable to) available to common stockholders	$(1.98)	$0.69
Diluted net (loss) income per share (attributable to) available to common stockholders	$(1.98)	$0.65
Weighted average shares used in computing basic net (loss) income per share (attributable to) available to common stockholders	11,413	11,288
Weighted average shares used in computing diluted net (loss) income per share (attributable to) available to common stockholders	11,413	12,192

The accompanying notes are an integral part of these consolidated financial statements.

XOMA Corporation

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Series A		Series B		Convertible				Additional		Total
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2021	984	$49	2	$—	5	$—	11,315	$85	$1,307,030	$(1,165,288)	$141,876
Exercise of stock options	—	—	—	—	—	—	129	1	929	—	930
Stock-based compensation expense	—	—	—	—	—	—	—	—	3,608	—	3,608
Issuance of common stock related to 401(k) contribution and ESPP	—	—	—	—	—	—	10	—	176	—	176
Preferred stock dividends		—		—		—	—	—	(5,472)	—	(5,472)
Net loss and comprehensive loss	—	—	—	—	—	—	—	—	—	(17,104)	(17,104)
Balance, December 31, 2022	984	$49	2	$—	5	$—	11,454	$86	$1,306,271	$(1,182,392)	$124,014

	Series A		Series B		Convertible				Additional		Total
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2020	984	$49	—	$—	5	$—	11,229	$84	$1,267,377	$(1,181,086)	$86,424
Issuance of preferred stock	—	—	2	—	—	—	—	—	37,140	—	37,140
Exercise of stock options	—	—	—	—	—	—	77	1	1,052	—	1,053
Stock-based compensation expense	—	—	—	—	—	—	—	—	6,195	—	6,195
Exercise of common stock warrants	—	—	—	—	—	—	5	—	—	—	—
Issuance of common stock related to 401(k) contribution and ESPP	—	—	—	—	—	—	4	—	133	—	133
Preferred stock dividends	—	—	—	—	—	—	—	—	(4,867)	—	(4,867)
Net income and comprehensive income	—	—	—	—	—	—	—	—	—	15,798	15,798
Balance, December 31, 2021	984	$49	2	$—	5	$—	11,315	$85	$1,307,030	$(1,165,288)	$141,876

The accompanying notes are an integral part of these consolidated financial statements.

XOMA Corporation

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2022	2021
Cash flows from operating activities:
Net (loss) income	$(17,104)	$15,798
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Stock-based compensation expense	3,608	6,195
Common stock contribution to 401(k)	85	90
Depreciation	7	7
Amortization of debt issuance costs, debt discount and final payment on debt	—	200
Loss on extinguishment of debt	—	300
Reduction of contingent NIH refund liability	—	(105)
Non-cash lease expense	170	160
Change in fair value of equity securities	439	919
Amortization of intangible assets	97	—
Changes in assets and liabilities:
Trade and other receivables, net	208	54
Income tax receivable	—	1,526
Prepaid expenses and other assets	(71)	(169)
Accounts payable and accrued liabilities	1,845	765
Income taxes payable	(91)	91
Operating lease liabilities	(195)	(179)
Unearned revenue recognized under units-of-revenue method	(1,877)	(1,642)
Contingent NIH refund liability	—	(1,305)
Other liabilities	—	(27)
Net cash (used in) provided by operating activities	(12,879)	22,678

Cash flows from investing activities:
Payments of consideration under RPAs and CPPAs	(8,000)	(26,500)
Receipts under RPAs and CPPAs	3,026	—
Payment for IP acquired under the ObsEva IP Acquisition Agreement	(15,247)	—
Net cash used in investing activities	(20,221)	(26,500)

Cash flows from financing activities:
Proceeds from issuance of preferred stock	—	40,000
Payment of preferred stock dividends	(5,472)	(3,499)
Payment of preferred and common stock issuance costs	—	(3,385)
Proceeds from exercise of options and other share-based compensation	2,419	1,584
Taxes paid related to net share settlement of equity awards	(1,398)	(488)
Principal payments – debt	—	(4,250)
Payment for extinguishment of debt	—	(17,103)
Payment for debt modification fee	—	(24)
Net cash (used in) provided by financing activities	(4,451)	12,835

Net (decrease) increase in cash, cash equivalents and restricted cash	(37,551)	9,013
Cash and restricted cash at the beginning of the period	95,377	86,364
Cash, cash equivalents and restricted cash at the end of the period	$57,826	$95,377

Supplemental Cash Flow Information:
Cash paid for taxes	$76	$—
Cash paid for interest	$—	$311
Non-cash investing and financing activities:
Estimated fair value of contingent consideration under the Affitech CPPA	$—	$8,000
Preferred stock dividend accrual	$1,368	$1,368
Accrued transaction costs in connection with ObsEva IP Acquisition	$122	$—

The accompanying notes are an integral part of these consolidated financial statements.

XOMA Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business

XOMA, a Delaware corporation, is a biotech royalty aggregator with a sizable portfolio of economic rights to future potential milestone and royalty payments associated with partnered commercial and pre-commercial therapeutic candidates. The Company’s portfolio was built through the acquisition of rights to future milestones and royalties that the Company has made since the royalty aggregator business model was implemented in 2017 combined with outlicensing its proprietary products and platforms from its legacy discovery and development business. The Company’s drug royalty aggregator business is focused on early to mid-stage clinical assets primarily in Phase 1 and 2 with significant commercial sales potential that are licensed to large-cap partners. The Company expects that most of its future revenue will be based on payments the Company may receive for milestones and royalties related to these programs.

Liquidity and Financial Condition

The Company has incurred significant operating losses and negative cash flows from operations since its inception. As of December 31, 2022, the Company had cash and cash equivalents of $57.8 million.

Based on the Company’s current cash balance and its ability to control discretionary spending, such as milestone and royalty acquisitions, the Company has evaluated and concluded its financial condition is sufficient to fund its planned operations and commitments and contractual obligations for a period of at least one year following the date that these consolidated financial statements are issued.

2. Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions among consolidated entities were eliminated upon consolidation. The accompanying consolidated financial statements were prepared in accordance with GAAP in the United States for financial information and with the instructions to Form 10-K and Article 10 of Regulation S-X.

Use of Estimates

The preparation of financial statements in conformity with GAAP in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures. On an ongoing basis, management evaluates its estimates including, but not limited to, those related to revenue recognition, revenue recognized under the units-of-revenue method, royalty and commercial payment receivables, intangible assets, legal contingencies, contingent consideration and stock-based compensation. The Company bases its estimates on historical experience and on various other market-specific and other relevant assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

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

Cash, Cash Equivalents and Restricted Cash

Cash consists of bank deposits held in business checking and interest-bearing deposit accounts. As of December 31, 2022, the Company had cash equivalent balances of $30.3 million, defined as highly liquid financial instruments that are both readily convertible to known amounts of cash and so near their maturity that they present insignificant risk of changes in value because of changes in interest rates. The Company considers all highly liquid debt instruments with maturities of three months or less at the time the Company acquires them and that can be liquidated without prior notice or penalty to be cash equivalents. As of December 31, 2021, the Company did not have any cash equivalent balances.

Restricted cash as of December 31, 2021 consisted of bank deposits held to pay dividends on the Company’s Series A and Series B Preferred Stock. As of December 31, 2022, the Company has paid the first year of dividends for the Series A and Series B Preferred stock and is no longer required to hold a restricted cash balance.

The Company maintains cash balances at commercial banks. Balances commonly exceed the amount insured by the Federal Deposit Insurance Corporation. The Company has not experienced any losses in such accounts, and management believes that the Company is not exposed to any significant credit risk with respect to such cash.

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same amounts shown in the consolidated statements of cash flows (in thousands):

	December 31,	December 31,
	2022	2021

Cash and cash equivalents	$57,826	$93,328
Restricted cash	—	2,049
Total cash, cash equivalents and restricted cash	$57,826	$95,377

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

Purchase of Rights to Future Milestones, Royalties and Commercial Payments

The Company has purchased rights to receive a portion of certain future developmental, regulatory and commercial sales milestones, royalties and option fees on sales of products currently in clinical development. The Company acquired such rights from various entities and recorded the amount paid for these rights as long-term royalty receivables (Note 5). In addition, the Company may be obligated to make contingent payments related to certain product development milestones, fees upon exercise of options related to future license products and sales-based milestones. The contingent payments are evaluated whether they are freestanding instruments or embedded derivatives. If the contingent payments fall within the scope of ASC 815, the contingent payments are measured at fair value at the inception of the arrangement, and subject to remeasurement to fair value each reporting period. Any changes in the estimated fair value are recorded in the consolidated statement of operations and comprehensive (loss) income.

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

The Company reviews public information on clinical trials, press releases and updates from its partners regularly to identify any impairment indicators or changes in expected recoverability of the long-term royalty receivable asset. If an impairment indicator is identified, and the Company determines expected future cash flows discounted to the current period are less than the carrying value of the asset, the Company will record impairment. The impairment will be recognized by reducing the financial asset to an amount that represents the present value of the most recent estimate of future cash flows. No impairment indicators were identified, and no impairment was recorded as of December 31, 2022 and 2021.

Asset Acquisitions

As a first step, for each acquisition, the Company determines if it is an acquisition of a business or an asset acquisition under ASC 805. Acquisitions of assets or a group of assets that do not meet the definition of a business are accounted for as asset acquisitions under ASC 805-50, using the cost accumulation method, whereby the cost of the acquisition, including certain transaction costs, is allocated to the assets acquired on the basis of relative fair values (Note 4).

Contingent payments are evaluated whether they are freestanding instruments or embedded derivatives. If the contingent payments fall within the scope of ASC 815, the contingent payments are measured at fair value at the acquisition date, and subject to remeasurement to fair value each reporting period. The estimated fair value at the acquisition date is included in the cost of the acquired assets. Any subsequent changes in the estimated fair value are recorded in the consolidated statement of operations and comprehensive (loss) income. Other contingent consideration payments are recognized when the amount is probable and estimable according to ASC 450.

Cash payments related to acquired assets are reflected as an investing cash flow in the Company’s consolidated statement of cash flows.

Intangible Assets

The identifiable intangible asset consists of IP acquired in the ObsEva IP Acquisition Agreement in 2022. This intangible asset is amortized on a straight-line basis over its estimated useful life of 17 years. The straight-line method of amortization represents the Company’s best estimate of the distribution of the economic value of the identifiable intangible asset. The intangible asset is carried at cost less accumulated amortization. Amortization will be included in amortization of intangible assets in the consolidated statement of operations and comprehensive (loss) income.

Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparison of the carrying amount of an asset group to the future net undiscounted cash flows that the assets are expected to generate. If the carrying amount of an asset group exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset group exceeds the fair value of the asset group.

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

Rent expense for the operating lease is recognized on a straight-line basis, over the reasonably assured lease term based on the total lease payments and is included in operating expenses in the consolidated statements of operations and comprehensive (loss) income.

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

Net (Loss) Income per Share (Attributable to) Available to Common Stockholders

The Company calculates basic and diluted (loss) income per share (attributable to) available to common stockholders using the two-class method. The Company’s convertible Series X preferred stocks participate in any dividends declared by the Company on its common stock and are therefore considered to be participating securities. The Company’s Series A and Series B Preferred Stock do not participate in any dividends or distribution by the Company on its common stock and are therefore not considered to be participating securities.

Under the two-class method, net income, as adjusted for any accumulated dividends on Series A and Series B Preferred Stock for the period, is allocated to each class of common stock and participating security as if all of the net income for the period had been distributed. Undistributed earnings allocated to participating securities are subtracted from net income in determining net income attributable to common stockholders. During periods of loss, the Company allocates no loss to participating securities because they have no contractual obligation to share in the losses of the Company. Basic net (loss) income per share attributable to common stockholders is then calculated by dividing the net (loss) income attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. All participating securities are excluded from the basic weighted average common shares outstanding.

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

Accounting Pronouncements Recently Adopted

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options. The amendments in ASU No. 2021-04 provide guidance to clarify and reduce diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (for example, warrants) that remain equity classified after modification or exchange. The amendments in this ASU

No. 2021-04 are effective for all entities for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years, with early adoption permitted, including interim periods within those fiscal years. The Company adopted ASU 2021-04 and related updates on January 1, 2022. The adoption of ASU 2021-04 had no impact on the consolidated financial statements.

Recent Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 replaced the incurred loss impairment methodology under current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. ASU 2016-13 requires use of a forward-looking expected credit loss model for accounts receivables, loans, and other financial instruments. Adoption of the standard requires using a modified retrospective approach through a cumulative-effect adjustment to retained earnings as of the effective date to align existing credit loss methodology with the new standard. ASU 2016-13 will be effective for smaller reporting companies for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, using a modified retrospective approach. The Company plans to adopt ASU 2016-13 and related updates on January 1, 2023. The Company does not expect it to have a material impact on its consolidated financial statements.

In October 2021, the FASB issued ASU 2021-08, Business Combinations – Accounting for Contract Assets and Contact Liabilities from Contracts with Customers. The guidance is intended to improve the accounting for acquired revenue contracts with customers in a business combination by addressing diversity in practice. The guidance requires an acquirer to recognize and measure contract assets and liabilities acquired in a business combination in accordance with Topic 606 as if they had originated the contracts, as opposed to at fair value on the acquisition date. The standard will be effective for business combinations that occur after January 1, 2023. The Company plans to adopt ASU 2021-08 and related updates on January 1, 2023. The Company does not expect it to have a material impact on its consolidated financial statements.

3. Consolidated Financial Statement Detail

Equity Securities

As of December 31, 2022 and 2021, equity securities consisted of an investment in Rezolute’s common stock of $0.3 million and $0.8 million, respectively (Note 4). For the years ended December 31, 2022 and 2021, the Company recognized a loss of $0.4 million and $0.9 million, respectively, due to the change in fair value of its investment in Rezolute’s common stock in the other income (expense), net line item of the consolidated statements of operations and comprehensive (loss) income.

Intangible assets, net

The following table summarizes cost, accumulated amortization, and net carrying value of the intangible assets as of December 31, 2022 (in thousands):

		Accumulated	Net Carrying
	Cost	Amortization	Value
As of December 31, 2022
Ebopiprant IP (Note 4)	$15,247	$97	$15,150
Total intangible assets	$15,247	$97	$15,150

The remaining life of the intangible assets is 16.9 years. The following table presents the projected amortization expense for the next five years (in thousands):

Intangible Asset
Amortization

2023	$897
2024	897
2025	897
2026	897
2027	897
Total	$4,485

Accrued and Other Liabilities

Accrued and other liabilities consisted of the following (in thousands):

	December 31,	December 31,
	2022	2021
Accrued payroll and benefits	1,449	135
Accrued legal and accounting fees	867	295
Accrued incentive compensation	562	55
Other accrued liabilities	40	40
Total	$2,918	$525

4. Licensing and Other Arrangements

ObsEva

On November 21, 2022, the Company entered into the ObsEva IP Acquisition Agreement pursuant to which the Company acquired all of ObsEva’s intellectual property (patents and know-how) and license agreement rights related to ebopiprant, an investigational compound previously licensed by ObsEva from Merck KGaA. The Company also assumed ObsEva’s ongoing rights and obligations under the Organon License Agreement and the Merck KGaA License Agreement. Pursuant to the Organon License Agreement, XOMA is eligible to receive up to $475.0 million in payments for ebopiprant development, commercialization and sales-based milestones.  If ebopiprant is successfully commercialized, the Company will be entitled to receive royalties that range from low to mid-teens from Organon and will be required to make mid-single-digit royalty payments to Merck KGaA.  The Company paid ObsEva a $15.0 million upfront payment at closing and will pay potential earn-out payments of up to $97.5 million for development, regulatory and sales-based milestones, representing a portion of what the Company will receive pursuant to the Organon License Agreement.

The transaction was treated as an acquisition of a finite-lived intangible asset (Note 2). As such, the Company’s cost to acquire said intangible asset of $15.2 million, consisting of $15.0 million cash paid upon closing of the ObsEva IP Acquisition Agreement and direct incremental transaction costs of $0.2 million, was recognized as a long-term asset in the consolidated balance sheet for the year ended December 31, 2022. The estimated useful life of the intangible asset at acquisition represented 17 years. The Company recognized $0.1 million of amortization expense in the consolidated statement of operations and comprehensive (loss) income for the year ended December 31, 2022. No impairment indicators were identified, and no impairment was recorded as of December 31, 2022.

The Company concluded that the development and regulatory milestone payments of $46.5 million, sales-based milestones payments of $51.0 million and royalty payments to Merck KGaA do not meet the definition of a derivative under ASC 815 and a liability will be recognized at the time that the underlying revenue is recognized under the Organon License Agreement for the corresponding development and regulatory milestone payments, sales-based milestone payments, and royalty payments. ASC 450 may require recognition of the contingent consideration if it is probable that a liability has been incurred and the amount of that liability can be reasonably estimated. Due to the nature of the non-sales and sales-based milestones the Company expects the contingent payments to be probable of payment at the same time that revenue from the Organon License Agreement would be recorded.

As of December 31, 2022, there were no contract assets or contract liabilities related to this arrangement. No revenue was recognized related to this arrangement for the year ended December 31, 2022.

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

The Company was eligible to receive up to a total of $480.0 million in development, regulatory and commercial milestones under the Anti-TGFβ Antibody License Agreement. During the year ended December 31, 2017, Novartis achieved a clinical development milestone pursuant to the Anti-TGFβ Antibody License Agreement, and as a result, the Company earned a $10.0 million milestone payment.

The Company concluded that the development and regulatory milestone payments are solely dependent on Novartis’ performance and achievement of the specified events. The Company determined that it is not probable that a significant cumulative revenue reversal will not occur in future periods for these future payments. Therefore, the remaining development and regulatory milestones are fully constrained and excluded from the transaction price. Any consideration related to commercial milestones (including royalties) will be recognized when the related sales occur as they were determined to relate predominantly to the licenses granted to Novartis and therefore, have also been excluded from the transaction price. At the end of each reporting period, the Company will update its assessment of whether an estimate of variable consideration is constrained and update the estimated transaction price accordingly.

The Company is also eligible to receive royalties on sales of licensed products, which are tiered based on sales levels and range from a mid-single-digit percentage rate to up to a low double-digit percentage rate. Novartis’ obligation to pay royalties with respect to a particular product and country will continue for the longer of the date of expiration of the last valid patent claim covering the product in that country, or ten years from the date of the first commercial sale of the product in that country.

In October 2020, the Company earned a $25.0 million milestone upon the dosing of the first patient in Novartis’ first NIS793 Phase 2 clinical trial. As specified under the terms of the Anti-TGFβ Antibody License Agreement, the Company received $17.7 million in cash, and the remaining balance of $7.3 million was recognized as a reduction to the Company's debt obligation to Novartis.

In October 2021, the Company earned a $35.0 million milestone payment upon dosing of the first patient in Novartis’ first NIS793 Phase 3 clinical trial. The Company recognized $35.0 million as revenue from contracts with customers in the consolidated statement of operations and comprehensive (loss) income for the year ended December 31, 2021.

The Company is eligible to receive remaining milestones up to a total of $410.0 million under the Anti-TGFβ Antibody License Agreement.

As of December 31, 2022 and 2021, there were no contract assets or contract liabilities related to this arrangement. None of the costs to obtain or fulfill the contract were capitalized. No revenue was recognized related to this arrangement for the year ended December 31, 2022.

Novartis – Anti-IL-1β Antibody (VPM087)

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

Based on the achievement of pre-specified criteria, the Company is eligible to receive up to $438.0 million in development, regulatory and commercial milestones under the Gevokizumab License Agreement. The Company is also eligible to receive royalties on sales of licensed products, which are tiered based on sales levels and range from the high single-digits to mid teens. Under the IL-1 Target License Agreement, the Company received an upfront cash payment of $10.0 million and is eligible to receive low single-digit royalties on canakinumab sales in cardiovascular indications covered by the Company’s patents. Should Novartis exercise the Exclusivity Option, the royalties on canakinumab sales will increase to the mid-single-digits.

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

As of December 31, 2022 and 2021, there were no contract assets or contract liabilities related to this arrangement and none of the costs to obtain or fulfill the contract were capitalized. The Company did not recognize any revenue related to this arrangement during the years ended December 31, 2022 and 2021.

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

During the year ended December 31, 2022, the Company earned a development milestone pursuant to the Takeda Collaboration Agreement and recognized $0.8 million as revenue from contracts with customers in the consolidated statement of operations and comprehensive (loss) income. The Company recognized annual license fee revenue of $0.1 million from Takeda in the consolidated statement of operations and comprehensive (loss) income for the each of the years ended December 31, 2022 and 2021.

As of December 31, 2022 and 2021, there were no contract assets or contract liabilities related to this arrangement and none of the costs to obtain or fulfill the contract were capitalized. The Company is eligible to receive remaining milestones up to a total of $16.0 million under the Takeda Collaboration Agreement.

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

In January 2022, Rezolute dosed the last patient in its Phase 2b clinical trial for RZ358, which triggered a $2.0 million milestone payment due to the Company pursuant to the Rezolute License Agreement.

The Company recognized $2.0 million and no revenue as revenue from contracts with customers in the consolidated statement of operations and comprehensive (loss) income for the year ended December 31, 2022 and December 31, 2021, respectively.

As of December 31, 2022 and 2021, there were no contract assets or contract liabilities related to this arrangement. None of the costs to obtain or fulfill the contract were capitalized.

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

The Company concluded that the new agreement should be accounted for separately from any prior arrangements with Janssen and that the license grant is the only performance obligation under the new agreement. The Company recognized the entire one-time payment of $2.5 million as revenue for the year ended December 31, 2019 as it had completed its performance obligation.

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

As of December 31, 2022 and 2021, there were no contract assets or contract liabilities related to this arrangement. None of the costs to obtain or fulfill the contract were capitalized. The Company recognized no revenue and $0.7 million as revenue from contracts with customers in the consolidated statement of operations and comprehensive (loss) income for the year ended December 31, 2022 and 2021, respectively.

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

As of December 31, 2022 and 2021, there were no contract assets or contract liabilities related to this arrangement. None of the costs to obtain or fulfill the contract were capitalized. No revenue was recognized related to this arrangement for the years ended December 31, 2022 or 2021.

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

The Company classified the proceeds received from HCRP as unearned revenue, to be recognized as revenue under the units-of-revenue method over the life of the license agreements because of the Company’s limited continuing involvement in the Acquisition Agreements. Such limited continuing involvement is related to the Company’s undertaking to cooperate with HCRP in the event of litigation or a dispute related to the license agreements. Because the transaction was structured as a non-cancellable sale, the Company does not have significant continuing involvement in the generation of the cash flows due to HCRP and there are no guaranteed rates of return to HCRP, the Company recorded the total proceeds of $18.0 million as unearned revenue recognized the under units-of-revenue method. The Company allocated the total proceeds between the two Royalty Sale Agreements based on the relative fair value of expected payments to be made to HCRP under the license agreements. The unearned revenue is being recognized as revenue over the life of the underlying license agreements under the "units-of-revenue" method. Under this method, amortization for a reporting period is calculated by computing a ratio of the allocated proceeds received from HCRP to the payments expected to be made by the licensees to HCRP over the term of the Acquisition Agreements, and then applying that ratio to the period’s cash payment. During the third quarter of 2018, the Shire product underlying the Dyax Corp. license agreement was approved, and the Company began recognizing revenue under the units-of-revenue method due to sales of the approved product.

The Company recognized $1.9 million and $1.6 million as revenue under the units-of-revenue method under these arrangements during the years ended December 31, 2022 and 2021, respectively. As of December 31, 2021, the Company classified $1.6 million and $11.7 million as current and non-current unearned revenue recognized under the units-of-revenue method, respectively. As of December 31, 2022, the current and non-current portion of the remaining unearned revenue recognized under the units-of-revenue method was $1.9 million and $9.6 million, respectively.

5. Royalty and Commercial Payment Purchase Agreements

The balance of short-term royalty and commercial payment receivables was $2.4 million as of December 31, 2022. There was no balance of short-term royalty and commercial payment receivables as of December 31, 2021. The balance of long-term royalty and commercial payment receivables was $63.7 million and $69.1 million as of December 31, 2022 and 2021, respectively.

Agenus Royalty Purchase Agreement

On September 20, 2018, the Company entered into the Agenus RPA, pursuant to which the Company acquired the right to receive 33% of the future royalties on six Incyte Europe S.a.r.l. (“Incyte”) immuno-oncology assets, currently in development, due to Agenus from Incyte (net of certain royalties payable by Agenus to a third party) and 10% of all future developmental, regulatory and commercial milestones related to these assets. However, the Company did not have a right to the expected near-term milestone associated with the entry of INCAGN2390 (anti-TIM-3) into its Phase 1 clinical trial. The future royalties due to Agenus from Incyte are based on low single to mid teen digit percentage of applicable net sales.

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

The Company continues to assess that no further payments are probable to be received under this agreement in the near term. Under the cost recovery method, the Company does not expect to recognize any income related to milestones and royalties received until the purchase price has been fully collected. The Company performed its impairment assessments and no impairment indicators have been identified. Accordingly, no impairment was recorded as of December 31, 2022.

Bioasis Royalty Purchase Agreement

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

At the inception of the agreement, the Company recorded $0.4 million as long-term royalty receivables in its consolidated balance sheet, including the estimated fair value of the Bioasis Contingent Consideration of $0.1 million. Future changes in the estimated fair value of the contingent consideration will be recognized in the other income (expense), net line item of the consolidated statement of operations and comprehensive (loss) income. As of December 31, 2022, there was no change in the fair value of the contingent consideration from its initial value and no amounts were paid during the year ended December 31, 2022. The Company continues to assess that no payments are probable to be received under this agreement in the near term. Under the cost recovery method, the Company does not expect to recognize any income related to milestones and royalties received until the purchase price has been fully collected. The Company performed its quarterly impairment assessment and no impairment indicators were identified. Accordingly, no impairment was recorded as of December 31, 2022.

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

At the inception of the Second Bioasis RPA, the Company recorded $1.2 million as long-term royalty receivables in its consolidated balance sheet. The Company continues to assess that no payments are probable to be received under the Second Bioasis RPA in the near term. Under the cost recovery method, the Company does not expect to recognize any income related to milestones and other payments until the purchase price has been fully collected. The Company performed its quarterly impairment assessment and no impairment indicators were identified. Accordingly, no impairment was recorded as of December 31, 2022.

Aronora Royalty Purchase Agreement

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

Under the terms of the Aronora RPA, the Company paid Aronora a $6.0 million upfront payment at the close of the transaction. The Company financed $3.0 million of the upfront payment with a term loan under its Loan and Security Agreement with SVB. The Company was required to make a contingent future cash payment of $1.0 million for each of the three Bayer Products that were active on September 1, 2019 (up to a total of $3.0 million, the “Aronora Contingent Consideration”). Pursuant to the Aronora RPA, if the Company receives $250.0 million in cumulative royalties on net sales per product, the Company will be required to pay associated tiered milestone payments to Aronora in an aggregate amount of up to $85.0 million per product (the “Royalty Milestones”). The Royalty Milestones are paid based upon various royalty tiers prior to reaching $250.0 million in cumulative royalties on net sales per product. Royalties per product in excess of $250.0 million are retained by the Company.

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

Under the cost recovery method, the Company does not expect to recognize any income related to milestones and royalties received until the purchase price has been fully collected. The Company performed its quarterly impairment assessment and no impairment indicators were identified. Accordingly, no impairment was recorded as of December 31, 2022.

Palobiofarma Royalty Purchase Agreement

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

At the inception of the agreement, the Company recorded $10.0 million as long-term royalty receivables in its consolidated balance sheet. The Company continues to assess that no payments are probable to be received under this agreement in the near term. Under the cost recovery method, the Company does not expect to recognize any income related to royalties received until the purchase price has been fully collected. The Company performed its quarterly impairment assessment and no impairment indicators were identified. Accordingly, no impairment was recorded as of December 31, 2022.

Viracta Royalty Purchase Agreement

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

At the inception of the Viracta RPA, the Company recorded $13.5 million as long-term royalty receivables in its consolidated balance sheet. No payments are probable to be received under the Viracta RPA in the near term. Under the cost recovery method, the Company does not expect to recognize any income related to royalties, milestones and other payments until the purchase price has been fully collected. The Company performed its quarterly impairment assessment and no impairment indicators were identified. Accordingly, no impairment was recorded as of December 31, 2022.

Kuros Royalty Purchase Agreement

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

In May 2022, Regeneron completed its acquisition of Checkmate Pharmaceuticals resulting in a $5.0 million milestone payment to Kuros.  Pursuant to the Kuros RPA, the Company is entitled to 50% of the milestone payment, which was received by XOMA in July 2022. In accordance with the cost recovery method, the $2.5 million milestone received was recorded as a direct reduction of the recorded long-term royalty receivable balance. As of December 31, 2022, no payments are probable to be received under the Kuros RPA in the near term.

The Company performed its quarterly impairment assessment and no impairment indicators were identified. Accordingly, no impairment was recorded as of December 31, 2022.

Affitech Commercial Payment Purchase Agreement

On October 6, 2021, the Company entered into the Affitech CPPA, pursuant to which, the Company purchased a future stream of commercial payment rights to Roche’s faricimab from Affitech for an upfront payment of $6.0 million. The Company is eligible to receive 0.50% of future net sales of faricimab for a ten-year period following the first commercial sales in each applicable jurisdiction. The Company may pay up to an additional $20.0 million based on the achievement of certain regulatory and sales milestones. At the inception of the Affitech CPPA, the Company recorded $14.0 million as long-term royalty receivables which includes the $6.0 million upfront payment and $8.0 million in regulatory milestones in its consolidated balance sheet. The Company concluded the regulatory milestone payments of $8.0 million met the definition of a derivative under ASC 815 and should be accounted at fair value and recorded as a current liability at the inception of the transaction. Therefore, the regulatory milestone payments were recorded as contingent liabilities in its consolidated balance sheet. The Company concluded the sales-based milestone payments of $12.0 million do not meet the definition of a derivative under ASC 815 and a liability will be recognized when probable and estimable.

In January 2022, Genentech, a member of the Roche group, received approval from the FDA to commercialize VABYSMO (faricimab-svoa) for the treatment of wet, or neovascular, age-related macular degeneration and diabetic macular edema. Pursuant to the Affitech CPPA, the Company paid Affitech a $5.0 million milestone tied to these U.S. marketing approvals.

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

In August 2022, the Company received $0.5 million from Roche representing the first commercial payment for sales of VABYSMO during the first six months of 2022. In accordance with the cost recovery method, the $0.5 million received was recorded as a direct reduction of the long-term royalty receivable balance. In February 2023, the Company received $2.4 million, representing its commercial payment stream from sales of VABYSMO during the last six months of 2022. The payment amount was reclassified from long-term to short-term royalty and commercial payment receivables in the Company’s consolidated balance sheet as of December 31, 2022. Based upon limited available information, the Company is unable to reasonably estimate future net sales and the commercial payments to be received during the year ended December 31, 2023 and, as such, no additional amounts are reflected as short-term royalty and commercial payment receivables.

Under the cost recovery method, the Company does not expect to recognize any income related to future commercial payment receipts until the purchase price has been fully collected.  The Company performed its quarterly impairment assessment and no impairment indicators were identified. Accordingly, no impairment was recorded as of December 31, 2022.

The following table summarizes the royalty receivable activities during the years ended December 31, 2022 and 2021 (in thousands):

	Short-Term	Long-Term
Balance at January 1, 2021	$—	$34,575
Acquisition of royalty and commercial payment rights:
Viracta	—	13,500
Kuros	—	7,000
Affitech	—	14,000
Balance at December 31, 2021	$—	$69,075
Receipt of royalty and commercial payments
Kuros	—	(2,500)
Affitech	—	(526)
Reclassification to short-term royalty and commercial payment receivable
Affitech	2,366	(2,366)
Balance at December 31, 2022	$2,366	$63,683

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

The following tables set forth the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as follows (in thousands):

	Fair Value Measurements at December 31, 2022 Using:
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Cash equivalents:
Money market funds	$30,334	$—	$—	$30,334
Total cash equivalents	30,334	—	—	30,334
Equity securities	335	—	—	335
Total financial assets	$30,669	$—	$—	$30,669
Liabilities:
Contingent consideration under RPAs and CPPAs	$—	$—	$75	$75

	Fair Value Measurements at December 31, 2021 Using:
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Equity securities	$774	$—	$—	$774
Liabilities:
Contingent consideration under RPAs and CPPAs	$—	$—	$8,075	$8,075

Equity Securities

The equity securities consisted of an investment in Rezolute’s common stock and are classified on the consolidated balance sheets as current assets as of December 31, 2022 and 2021. The equity securities are revalued each reporting period with changes in fair value recorded in the other income (expense), net line item of the consolidated statements of operations and comprehensive (loss) income. As of December 31, 2022 and 2021, the Company valued the equity securities using the closing price for Rezolute’s common stock traded on the Nasdaq Stock Market of $2.07 and $4.78, respectively. The inputs that were used to calculate the fair value of the equity securities were observable prices in active markets and therefore were classified as a Level 1 fair value measurement.

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

The estimated fair value of the contingent consideration liability at the inception of the Affitech CPPA represented the future consideration that was contingent upon the achievement of specified regulatory milestones. The fair value measurement was based on significant Level 3 inputs such as anticipated timelines and probability of achieving regulatory milestones. During the year ended December 31, 2022, the estimated fair value of the contingent consideration recorded pursuant to the Affitech CPPA decreased from $8.0 million to zero after the Company paid Affitech a total of $5.0 million for milestones tied to the achievement of U.S. marketing approvals in January 2022 and $3.0 million for milestones tied to the achievement of EC Approvals in September 2022 (Note 5).

Changes in the fair value of the liability for contingent consideration will be recorded in the other income (expense), net line item of the consolidated statements of operations and comprehensive (loss) income until settlement. As of December 31, 2022, there were no changes in the estimated fair value of the contingent consideration recorded pursuant to the Bioasis RPA from the initial value of $0.1 million.

7. Lease Agreement

The Company leases one facility in Emeryville, California under an operating lease that expires in February 2023. As of December 31, 2022, the total net lease liability from January 2023 until expiration of the lease was $34,000.  In January 2023, the Company amended the lease to extend the lease period through July 2023 (Note 14).

The following table summarizes the cost components of the Company’s operating lease for the years ended December 31, 2022 and 2021, respectively (in thousands):

	Year Ended December 31,
	2022	2021
Lease costs:
Operating lease cost	$177	$177
Variable lease cost (1)	12	8
Total lease costs	$189	$185

(1)Under the terms of the lease agreement, the Company is also responsible for certain variable lease payments that are not included in the measurement of the lease liability. Variable lease payments include non-lease components such as common area maintenance fees.

The following information represents supplemental disclosure for the statement of cash flows related to operating leases (in thousands):

	Year Ended December 31,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows under operating leases	$202	$196

The present value assumptions used in calculating the present value of the lease payments for the Company’s operating lease as of December 31, 2022 and 2021 were as follows:

	December 31,	December 31,
	2022	2021
Weighted-average remaining lease term	0.17 years	1.17 years
Weighted-average discount rate	5.51%	5.51%

8. Income Taxes

The Company has pre-tax book loss of $17.1 million and pre-tax book income of $15.9 million for the years ended December 31, 2022 and 2021, respectively.  The Company had a $15,000 income tax benefit and $0.1 million income tax expense for the years ended December 31, 2022 and 2021, respectively.

The (benefit) provision for income taxes, all classified as current, consists of the following (in thousands):

	Year Ended December 31,
	2022	2021
Federal	$(15)	$91
State	—	—
Total	$(15)	$91

Reconciliation between the tax provision computed at the federal statutory income tax rate and the Company’s actual effective income tax rate is as follows:

	Year Ended December 31,
	2022	2021
Federal tax at statutory rate	21%	21%
Stock compensation and other permanent differences	(1)%	9%
Federal orphan drug credit	—%	(2)%
Tax benefit related to net operating loss carryforward utilization	—%	(11)%
Valuation allowance	(20)%	(16)%
Total	—%	1%

The significant components of net deferred tax assets at December 31, 2022 and 2021 were as follows (in thousands):

	December 31,
	2022	2021
Capitalized research and development expenses	$4,732	$7,822
Net operating loss carryforwards	23,974	17,657
Research and development and other tax credit carryforwards	13,176	13,125
Stock compensation	4,715	4,778
Unearned revenue	2,408	2,817
Other	1,324	807
Total deferred tax assets	50,329	47,006
Valuation allowance	(50,329)	(47,006)
Net deferred tax assets	$—	$—

The net increase (decrease) in the valuation allowance was $3.3 million and $(4.6) million, for the years ended December 31, 2022 and 2021, respectively.

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

Based on an analysis under Section 382 of the Internal Revenue Code (which subjects the amount of pre-change NOLs and certain other pre-change tax attributes that can be utilized to annual limitations), the Company experienced an ownership change in February 2017 which substantially limits the future use of its pre-change NOLs and certain other pre-change tax attributes per year. The Company has excluded the related tax attributes that will expire as a result of the annual limitations in the deferred tax assets as of December 31, 2022 and 2021. To the extent that the Company does not utilize its carryforwards within the applicable statutory carryforward periods, either because of Section 382 limitations or the lack of sufficient taxable income, the carryforwards will expire unused.

As of December 31, 2022, the Company had federal NOL carry-forwards of approximately $108.8 million and state NOL carry-forwards of approximately $20.9 million to offset future taxable income. $13.6 million of federal NOL carryforwards will begin to expire in 2036 and the remainder may be carried forward indefinitely. The state NOL carryforwards will begin to expire in 2033. The Company had federal orphan credit of $2.0 million which if not utilized will expire in 2037. The Company also had $19.8 million of California research and development tax credits which have no expiration date.

Under the 2017 Tax Cuts and Jobs Act, as modified by the federal tax law changes enacted in March 2020, federal NOLs incurred in tax years beginning after December 31, 2017 may be carried forward indefinitely, but, for taxable years beginning after December 31, 2020, the deductibility of such federal NOLs may only be utilized to offset 80% of taxable income annually.

One of the provisions under the 2017 Tax Cuts and Jobs Act that became effective in tax years beginning after December 31, 2021 required the capitalization and amortization of research and experimental expenditures.  The change in this US tax law did not have an impact on the Company's consolidated financial statements. The Company will continue to evaluate the impact of this tax law change on future periods.

On August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 (the “Inflation Act”) into law. The Inflation Act contains certain tax measures, including a corporate alternative minimum tax of 15% on some large corporations and an excise tax of 1% on corporate stock buy-backs. The various provisions of the Inflation Act did not have an impact on the Company’s consolidated financial statements and related notes.

The Company files income tax returns in the U.S. federal jurisdiction and various states. The Company’s federal income tax returns for tax years 2019 and beyond remain subject to examination by the Internal Revenue Service. The Company’s state income tax returns for tax years 2018 and beyond remain subject to examination by state tax authorities. In addition, all of the NOLs and research and development credit carryforwards that may be used in future years are still subject to adjustment.

The following table summarizes the Company’s activity related to its unrecognized tax benefits (in thousands):

	Year Ended December 31,
	2022	2021
Balance at January 1	$5,938	$5,938
Increase related to current year tax position	—	—
Increase related to prior year tax position	—	—
Balance at December 31	$5,938	$5,938

As of December 31, 2022, the Company had a total of $5.9 million of gross unrecognized tax benefits, none of which would affect the effective tax rate upon realization as the Company currently has a full valuation allowance against its deferred tax assets. The reversal of related deferred tax assets will be offset by a valuation allowance, should any of these uncertain tax positions be favorably settled in the future.

The Company does not expect its unrecognized tax benefits to change significantly over the next twelve months. The Company will recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. Through December 31, 2022, the Company has not accrued interest or penalties related to uncertain tax positions.

9. Stock Based Compensation and Other Benefit Plans

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

In February 2017, the Compensation Committee and the Board of Directors adopted, and in May 2017, the Company’s stockholders approved, an amendment to the Company’s 2015 ESPP. The amendment (a) increased by 250,000 the shares of common stock (from 15,000 shares to a total of 265,000 shares) available for issuance under the 2015 ESPP; and (b) increased the maximum number of shares of common stock an employee may purchase in any offering period to 2,500. As of December 31, 2022, the Company had 230,937 remaining authorized shares available for purchase under the ESPP.

During the years ended December 31, 2022 and 2021, employees purchased 6,090 and 2,225 shares of common stock, respectively, under the 2015 ESPP.

Deferred Savings Plan

Under section 401(k) of the Internal Revenue Code of 1986, the Board of Directors adopted, effective June 1, 1987, a tax-qualified deferred compensation plan for employees of the Company. Participants may make contributions which defer up to 50% of their eligible compensation per payroll period, up to a maximum for 2022 and 2021 of $20,500 and $19,500, respectively (or $27,000 and $26,000, respectively, for employees over 50 years of age). The Company may, at its sole discretion, make contributions each plan year, in cash or in shares of the Company’s common stock, in amounts which match up to 50% of the salary deferred by the participants. The expense related to these contributions was $0.1 million for the years ended December 31, 2022 and 2021, and 100% was paid in common stock for each year. The Company applies shares from plan forfeitures of terminated employees toward the Company’s matching contribution.

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

From the 2010 Plan, the Company grants stock options to eligible employees, consultants and directors. Stock-based awards granted under the 2010 Plan may be exercised when vested and generally expire ten years from the date of the grant or three months from the date of termination of employment (longer in case of death, certain retirements or subject to certain terminations pursuant to the Retention Plan).

As of December 31, 2022, the Company had 192,964 shares available for grant under the 2010 Plan. As of December 31, 2022, options to purchase 2,025,542 shares of common stock were outstanding under the 2010 Plan.

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

Stock Option Plans Summary

The following table summarizes the Company’s stock option activity for the year ended December 31, 2022.

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Contractual	Intrinsic
	Number of	Price	Remaining Term	Value
	shares	Per Share	(in years)	(in thousands)
Outstanding at January 1, 2022	1,911,177	$20.64	6.33	$15,103
Granted	292,972	19.40
Exercised	(128,811)	7.22
Forfeited, expired or cancelled	(49,796)	64.30
Outstanding at December 31, 2022	2,025,542	$20.24	6.10	$10,804
Exercisable at December 31, 2022	1,718,864	$19.67	5.56	$10,764

The aggregate intrinsic value of stock options exercised in 2022 and 2021 was $2.8 million and $1.6 million, respectively.

The weighted-average grant-date fair value per share of the options granted in 2022 and 2021 was $12.01 and $22.23, respectively.

As of December 31, 2022, $4.0 million of total unrecognized compensation expense related to stock options is expected to be recognized over a weighted average period of 1.8 years.

Stock-based Compensation Expense

The fair value of stock options granted during the years ended December 31, 2022 and 2021, was estimated based on the following weighted average assumptions for:

	Year Ended December 31,
	2022	2021
Dividend yield	0%	0%
Expected volatility	69%	83%
Risk-free interest rate	2.68%	0.95%
Expected term	5.64 years	5.66 years

All stock-based compensation expense is recorded in G&A expense. The following table shows total stock-based compensation expense for stock options and ESPP in the consolidated statements of operations and comprehensive (loss) income (in thousands):

	Year Ended December 31,
	2022	2021
Total stock-based compensation expense included in G&A	$3,608	$6,195

Thomas Burns Equity Awards Modification

In April 2022 and November 2022, the Company entered into letter agreements with Thomas Burns that amended and supplemented his amended and restated employment agreement. Pursuant to the November 2022 Letter Agreement, in the event Mr. Burns remains employed by the Company for a twelve-month period beginning on November 1, 2022, he will be deemed “retirement eligible” for purposes of his equity awards under the terms of his equity award agreements. All other terms of his amended and restated employment agreement remain the same. Conditioned on his execution of a release in favor of the Company, Mr. Burns will also receive this benefit upon any involuntary termination for reasons other than cause. The unrecognized stock compensation cost for the unvested stock options as of November 1, 2022 will be recognized over the shorter of (1) twelve months and (2) the remaining original vesting period (the “Revised Vesting

Term”). During the year ended December 31, 2022, the Company recognized stock-based compensation expense of $0.6 million related to the Mr. Burns’ option awards. As of December 31, 2022, there was $0.5 million total unrecognized compensation expense related to Mr. Burns’ stock options expected to be recognized through the earlier of the vesting date of the option or October 31, 2023.

Employee Retention Bonus

On October 25, 2022, the Company approved the Amended Retention Plan which provides that each of its current employees, excluding the CEO, will be eligible to receive a cash retention bonus if employed through each of two periods: (1) the three-month anniversary of November 1, 2022 (the “Initial Period”) and (2) the nine-month period immediately following the Initial Period. All other terms of the Amended Retention Plan remain consistent with the Retention Plan. The Company will accrue and recognize the cost of the cash retention bonus as expense on a straight-line basis from November 1, 2022 through October 31, 2023. Pursuant to Amended Retention Plan, as of December 31, 2022, the Company expects to pay $0.8 million in 2023 related to the cash retention bonuses. The Company accrued $0.1 million for cash retention bonuses in operating expenses in the consolidated statement of operations and comprehensive loss (income) during the year ended December 31, 2022.

James R. Neal Departure and Continuity Incentive

On December 30, 2022, the Company’s board of directors (“the Board”) appointed Owen Hughes as Executive Chairman of the Board and Interim Chief Executive Officer (“CEO”) effective January 1, 2023 and, in connection with Mr. Hughes’ appointment, James R. Neal retired as the Company’s CEO effective as of December 31, 2022 (the “Departure Date”) and resigned as a member of the Board and Chairman of the Board, effective as of January 1, 2023. Pursuant to Mr. Neal’s Amended and Restated Employment Agreement, dated December 15, 2021, by and between the Company and Mr. Neal, following the Departure Date, Mr. Neal is entitled to a cash payment of $1.2 million (the “Continuity Incentive”) which will be made in equal monthly installments starting in January 2023 through December 2023, less deductions and withholdings. The Company accrued the full $1.2 million Continuity Incentive in operating expenses in the consolidated statement of operations and comprehensive loss (income) during the year ended December 31, 2022.

10. Net (Loss) Income Per Share (Attributable to) Available to Common Stockholders

Potentially dilutive securities are excluded from the calculation of diluted net (loss) income per share (attributable to) available to common stockholders if their inclusion is anti-dilutive.

The following table shows the weighted-average outstanding securities considered anti-dilutive and therefore excluded from the computation of diluted net (loss) income per share attributable to common stockholders (in thousands):

	Year Ended December 31,
	2022	2021
Convertible preferred stock	5,003	—
Common stock options	885	479
Warrants for common stock	6	—
Total	5,894	479

The following is a reconciliation of the numerator (net (loss) income) and denominator (number of shares) used in the calculation of basic and diluted net (loss) income per share attributable to common stockholders (in thousands):

	Year Ended December 31,
	2022	2021
Numerator
Net (loss) income	$(17,104)	$15,798
Less: Series A accumulated dividends	(2,122)	(2,122)
Less: Series B accumulated dividends	(3,350)	(2,438)
Less: Allocation of undistributed earnings to participating securities	—	(3,451)
Net (loss) income (attributable to) available to common stockholders, basic	$(22,576)	$7,787
Add: Adjustments to undistributed earnings allocated to participating securities	—	181
Net (loss) income (attributable to) available to common stockholders, diluted	$(22,576)	$7,968

Denominator
Weighted average shares used in computing basic and diluted net (loss) income per share (attributable to) available to common stockholders	11,413	11,288
Effect of dilutive stock options	—	900
Effect of dilutive warrants	—	4
Weighted average shares used in computing diluted net (loss) income per share (attributable to) available to common stockholders	11,413	12,192
Basic net (loss) income per share (attributable to) available to common stockholders	$(1.98)	$0.69
Diluted net (loss) income per share (attributable to) available to common stockholders	$(1.98)	$0.65

11. Capital Stock

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

As of December 31, 2022 and 2021, there were 5,003 shares authorized and issued of Series X convertible preferred stock.

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

As of December 31, 2022 and 2021, there were 984,000 shares authorized and issued of Series A Preferred Stock.

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

Depositary Shares Representing Interest in Series B Preferred Stock

On April 9, 2021, the Company sold 1,600,000 Series B Depositary Shares, at the price of $25.00 per Series B Depositary Share, through a public offering for aggregate gross proceeds of $40.0 million. Each Series B Depositary Share represents 1/1000 interest in a share of Series B Preferred Stock. Total offering costs of $2.9 million were offset against the proceeds from the sale of Series B Depositary Shares, for net proceeds of $37.1 million.

The spouse of James Neal, then CEO and Chairman of the Board of Directors, purchased 8,000 shares of the Series B Depositary Shares in the public offering at the public offering price of $25.00 per share for an aggregate amount of $0.2 million.

As of December 31, 2022 and 2021, there were 3,600 shares authorized and 1,600 issued of Series B Preferred Stock.

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

Redemption and Special Optional Redemption - On and after April 15, 2022, the Company, at its option, may redeem the Series B Preferred Stock, for cash, in whole or in part, at any time or from time to time, as follows: (i) between April 15, 2022 to April 15, 2023, at a redemption price of $26,000.00 per share ($26.00 per depositary share), (ii) between April 15, 2023 to April 15, 2024, at a redemption price of $25,750.00 per share ($25.75 per depositary share), (iii) between April 15, 2024 to April 15, 2025, at a redemption price of $25,500.00 per share ($25.50 per depositary share), (iv) between

April 15, 2025 to April 15, 2026, at a redemption price of $25,250.00 per share ($25.25 per depositary share), and (v) after April 15, 2026, at a redemption price of $25,000.00 per share ($25.00 per depositary share), and in each case, plus any accrued and unpaid dividends thereon up to but not including the date fixed for redemption, without interest. If fewer than all of the outstanding shares of Series B Preferred Stock are to be redeemed, the shares to be redeemed will be determined pro rata or by lot. Upon the occurrence of a delisting event or change of control the Company will have the option to redeem the Series B Preferred Stock, in whole or in part, for cash at $25,000.00 per share plus accrued and unpaid dividends.

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

Dividends

During the year ended December 31, 2022, the Company’s Board of Directors declared and paid cash dividends on the Company’s Series A Preferred Stock and Series B Depositary shares as follows.

	Series A Preferred Stock	Series B Depositary Share
	Cash Dividend Declared	Cash Dividend Declared
Dividend Declaration Date	($ per share)	($ per share)	Dividend Payment Date
October 20, 2021	$0.53906	$0.52344	January 18, 2022
March 17, 2022	$0.53906	$0.52344	April 15, 2022
May 18, 2022	$0.53906	$0.52344	July 15, 2022
July 20, 2022	$0.53906	$0.52344	October 17, 2022
October 26, 2022	$0.53906	$0.52344	January 17, 2023

BVF Ownership

As of December 31, 2022, BVF owned approximately 31.5% of the Company’s total outstanding shares of common stock, and if all the Series X convertible preferred shares were converted, BVF would own 52.3% of the Company’s total outstanding shares of common stock. The Company’s Series A Preferred Stock becomes convertible upon the occurrence of specific events and as of December 31, 2022, the contingency was not met, therefore the Series A Preferred Stock owned by BVF is not included in the as-converted ownership calculation. Due to its significant equity ownership, BVF is considered a related party of the Company.

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

As of December 31, 2022 and 2021, the following common stock warrants were outstanding:

			Exercise Price	December 31,	December 31,
Issuance Date	Expiration Date	Balance Sheet Classification	per Share	2022	2021
May 2018	May 2028	Stockholders’ equity	$23.69	6,332	6,332
March 2019	March 2029	Stockholders’ equity	$14.71	4,845	4,845
				11,177	11,177

In May 2018, the Company issued SVB a warrant in connection with the legacy SVB Loan Agreement which is exercisable in whole or in part for up to an aggregate of 6,332 shares of common stock with an exercise price of $23.69 per share. The warrant may be exercised on a cashless basis and is exercisable within 10 years from the date of issuance or upon the consummation of certain acquisitions of the Company. The fair value of the warrant issued to SVB was determined using the Black-Scholes Model and was estimated to be $0.1 million. The warrant is classified in stockholders’ equity on the consolidated balance sheets.

In March 2019, the legacy SVB Loan Agreement was amended to extend the draw period from March 31, 2019 to March 31, 2020. In connection with the amendment, the Company issued a second warrant to SVB which is exercisable in whole or in part for up to an aggregate of 4,845 shares of common stock with an exercise price of $14.71 per share. The second warrant may be exercised on a cashless basis and is exercisable within 10 years from the date of issuance or upon the consummation of certain acquisitions of the Company. The fair value of the second warrant issued to SVB was determined using the Black-Scholes Model and was estimated to be $0.1 million. As of December 31, 2022, both warrants are outstanding and no shares have been issued upon exercise of the warrants.

12. Commitments and Contingencies

Collaborative Agreements, Royalties and Milestone Payments

The Company has committed to make potential future milestone payments and legal fees to third parties as part of licensing and development programs. Payments under these agreements become due and payable only upon the achievement of certain developmental, regulatory and commercial milestones by the Company’s licensees. Because it is uncertain if and when these milestones will be achieved, such contingencies, aggregating up to $6.3 million (assuming one product per contract meets all milestones events) have not been recorded on the accompanying consolidated balance sheets. The Company is unable to determine precisely when and if payment obligations under the agreements will become due as these obligations are based on milestone events, the achievement of which is subject to a significant number of risks and uncertainties. None of these milestones were assessed to be probable as of December 31, 2022.

Contingent Consideration

Pursuant to the Company’s agreements with Bioasis, Aronora, Kuros, Affitech, and ObsEva the Company has committed to pay the Bioasis Contingent Consideration, the Aronora Royalty Milestones, the Kuros Sales Milestones, the Affitech Sales Milestones, the ObsEva Sales Milestones, the ObsEva Non-Sales Milestones, and the Merck KGaA royalties. The Company recorded $0.1 million for the Bioasis Contingent Consideration which, represents the estimated fair value of the potential future payments at the inception of the Bioasis RPA. The contingent consideration is remeasured at fair value at each reporting period, with changes in fair value recorded in other income (expense), net. As of December 31, 2022, there has been no change in the estimated fair value of the Bioasis Contingent Consideration from the initial value.

The liability for future Aronora Royalty Milestones, Kuros Sales Milestones, and Affitech Sales Milestones will be recorded when the amounts, by product, are estimable and probable. The liability for future ObsEva Non-Sales Milestones, ObsEva Sales Milestones and Merck KGaA royalties will be recorded at the time that the corresponding underlying revenue under the Organon License Agreement is recognized. As of December 31, 2022, none of these Aronora Royalty Milestones, Kuros Sales Milestones, Affitech Sales Milestones, ObsEva Non-Sales Milestones, ObsEva Sales Milestones, or Merck KGaA royalties were assessed to be probable and as such, no liability was recorded on the consolidated balance sheet.

Arbitration Proceeding

In June 2021, the Company initiated an arbitration proceeding against one of its licensees (the “Licensee”) with the American Arbitration Association/International Centre for Dispute Resolution.  XOMA seeks damages, plus interest, and fees and costs of the arbitration (which fees and costs are currently estimated to be in the mid-single-digit millions of U.S. dollars range).  In response, the Licensee seeks declarations that the License Agreement, under XOMA’s interpretation, is unlawful, void and unenforceable, and that the License Agreement has expired.  To date, the Licensee has not filed any counterclaims against XOMA. However, to the extent the Licensee is deemed to be the prevailing party, the arbitrators, in their discretion, may require XOMA to pay the Licensee’s fees and costs of the arbitration (currently estimated to be in the mid-single-digit millions of U.S. dollars range). A hearing before a panel of arbitrators was held on this matter in November 2022, and the parties have submitted post-hearing briefs.

13. Concentration of Risk, Segment and Geographic Information

Concentration of Risk

Cash and receivables are financial instruments which potentially subject the Company to concentrations of credit risk, as well as liquidity risk.

The Company has not experienced any significant credit losses and does not generally require collateral on receivables. For the year ended December 31, 2022, four partners represented 33%, 31%, 13% and 12% of total revenues.

For the year ended December 31, 2021, one partner represented 92% of total revenues. As of December 31, 2022, there is no trade receivables balance. As of December 31, 2021, one partner represented 100% of the trade receivables balance.

Segment Information

The Company has determined that it operates in one business segment as it only reports operating results on an aggregate basis to the chief operating decision maker of the Company.

Geographic Information

Revenue attributed to the following geographic regions was as follows (in thousands) based on the location of the licensees:

	Year Ended December 31,
	2022	2021
United States	$4,477	$2,610
Asia Pacific	1,550	550
Europe	—	35,000
Total	$6,027	$38,160

The Company’s property and equipment is held in the United States.

14. Subsequent Events

Emeryville Lease Extension

On January 13, 2023, the Company entered into an amendment to extend the lease term of its corporate headquarters in Emeryville, California from its original expiration of February 2023 through July 2023. The total remaining undiscounted lease payments due in 2023 under the extended lease term is $0.1 million.

Appointment of Owen Hughes as Executive Chairman of the Board of Directors and Interim CEO

On December 30, 2022, the Board appointed Owen Hughes as Executive Chairman of the Board and Interim CEO (principal executive officer), effective as of January 1, 2023. Pursuant to Mr. Hughes’ employment agreement, Mr. Hughes will receive an annual base salary of $125,000 and be eligible to receive an annual discretionary cash bonus, with a target amount equal to 55% of his then-current annual base salary, upon the achievement of annual performance milestones to be established by the Board.

Pursuant to the terms of his employment agreement, on January 3, 2023, the Company granted Mr. Hughes two separate non-qualified stock options to purchase: (i) 100,000 shares of the Company’s common stock at an exercise price of $18.66 per share (the “First Hughes Inducement Award”) and (ii) 75,000 shares of the Company’s common stock at an exercise price of $30.00 per share (the “Second Hughes Inducement Award” and together with the First Hughes Inducement Award, the “Hughes Inducement Awards”). The First Hughes Inducement Award will vest in a series of four equal installments on March 31, 2023, June 30, 2023, September 30, 2023 and December 31, 2023. The Second Hughes Inducement Award will vest in a series of 36 successive equal monthly installments measured from January 1, 2023. The Hughes Inducement Awards are subject to the terms and conditions of the 2010 Plan but were granted outside the 2010 Plan as an inducement material to Mr. Hughes entering into employment with us in accordance with Nasdaq Listing Rule 5635(c)(4).

Appointment of Bradley Sitko as Chief Investment Officer

On December 30, 2022, the Board appointed Bradley Sitko as the Company’s Chief Investment Officer, effective as of January 3, 2023. Pursuant to Mr. Sitko’s employment agreement with the Company, he will receive an annual base salary of $500,000 and a signing bonus of $110,000. Mr. Sitko’s signing bonus will be paid within 30 days after the effective date of his employment agreement and will be subject to standard deductions and withholdings. If Mr. Sitko resigns without good reason or is terminated for cause (each as defined in his employment agreement), in either case, within one year after the effective date of his employment agreement, then Mr. Sitko will be required to repay the signing bonus, based on the gross amount, but prorated on a daily basis for the time employed, to be paid within 60 days after his termination date. Mr. Sitko will also be eligible to receive an annual discretionary cash bonus, with a target amount equal to 50% of his then-current annual base salary, upon the achievement of annual performance milestones to be established by the Board.

Pursuant to the terms of his employment agreement, on January 3, 2023 the Company granted Mr. Sitko two separate non-qualified stock options to purchase: (i) 300,000 shares of the Company’s common stock at an exercise price of $18.66 per share (the “First Sitko Inducement Award”) and (ii) 250,000 shares of the Company’s common stock at an exercise price of $30.00 per share (together with the First Sitko Inducement Award, the “Sitko Inducement Awards”). Twenty-five percent of the shares subject to each of the Sitko Inducement Awards will vest and become exercisable on January 3, 2024 (the “Initial Vesting Date”), and the balance of the shares subject to each of the Sitko Inducement Awards will vest and become exercisable in a series of 36 successive equal monthly installments thereafter on the same day of the month as the Initial Vesting Date. The Sitko Inducement Awards are subject to the terms and conditions of the 2010 Plan, but were granted outside the 2010 Plan as an inducement material to Mr. Sitko entering into employment with us in accordance with Nasdaq Listing Rule 5635(c)(4).