Form 10-Q
period 2023-03-31
XOMA Corp
filed 2023-05-09
CIK 791908

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 4, 2023, the registrant had 11,461,068 shares of common stock, $0.0075 par value per share, outstanding.

XOMA CORPORATION

FORM 10-Q

GLOSSARY OF TERMS AND ABBREVIATIONS

Abbreviations	Definition
2010 Plan	the Company's 2010 Long Term Incentive and Stock Award Plan, as amended
2018 Common Stock ATM Agreement	At The Market Issuance Sales Agreement with HCW dated December 18, 2018
2021 Series B Preferred Stock ATM Agreement	At The Market Issuance Sales Agreement with B. Riley dated August 5, 2021
‘40 Act	Investment Company Act of 1940
ACA	The Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010
Affimed	Affimed N.V.
Affitech	Affitech Research AS
Affitech CPPA	the Company's Commercial Payment Purchase Agreement with Affitech dated October 6, 2021
Agenus	Agenus, Inc. and certain affiliates
Agenus RPA	the Company's Royalty Purchase Agreement with Agenus dated September 20, 2018
Anti-TGFβ Antibody License Agreement	the Company's License Agreement with Novartis dated September 30, 2015
April 2022 Letter Agreement	the Letter Agreement to Officer Employment Agreement dated August 7, 2017, between XOMA Corporation and Thomas Burns dated April 1, 2022
Aptevo	Aptevo Therapeutics Inc.
Aptevo CPPA	the Company’s Payment Interest Purchase Agreement with Aptevo dated March 29, 2023, referred to herein as “Aptevo Commercial Payment Purchase Agreement” or “Aptevo CPPA”
Aronora	Aronora, Inc.
Aronora RPA	the Company's Royalty Purchase Agreement with Aronora dated April 7, 2019
AstraZeneca	AstraZeneca plc
ASC	Accounting Standards Codification
ASC 326	ASC Topic 326, Financial Instruments – Credit Losses
ASC 450	ASC Topic 450, Contingencies
ASC 606	ASC Topic 606, Revenue from Contracts with Customers
ASC 730	ASC Topic 730, Research and Development
ASC 805	ASC Topic 805, Business Combinations
ASC 815	ASC Topic 815, Derivatives and Hedging
ASC 842	ASC Topic 842, Leases
ASU	Accounting Standards Update
Bayer	Bayer Pharma AG
Bioasis	Bioasis Technologies, Inc. and certain affiliates
Bioasis RPA	the Company's Royalty Purchase Agreement with Bioasis dated February 25, 2019
BLA	Biologic License Application
Black-Scholes Model	Black-Scholes Option Pricing Model
B. Riley	B. Riley Securities, Inc.
BVF	Biotechnology Value Fund, L.P.
CCPA	California Consumer Privacy Act of 2018, collectively the Act and its regulations
CARES	Coronavirus Aid, Relief, and Economic Security
cGMP	current Good Manufacturing Practice
Chiesi	Chiesi Farmaceutici S.p.A.
Chiron	Chiron Corporation
Chiron Collaboration Agreement	the Company's Collaboration Agreement with Chiron dated February 27, 2004, as amended in May 2005, July 2008 and September 2015
Company	XOMA Corporation, including subsidiaries

CPPA	Commercial Payment Purchase Agreement
CPRA	California Privacy Rights Act
EC	European Commission
EMA	European Medicines Agency
ESPP	2015 Employee Stock Purchase Plan, as amended
EU	European Union
FCPA	U.S. Foreign Corrupt Practices Act of 1977, as amended
FDA	U.S. Food and Drug Administration
FDIC	Federal Deposit Insurance Corporation
GAAP	Generally accepted accounting principles
G&A	General and administrative
GDPR	General Data Protection Regulation
Gevokizumab License Agreement	the Company's License Agreement with Novartis dated August 24, 2017
HCRP	Healthcare Royalty Partners II, L.P.
HCW	H.C. Wainwright & Co., LLC
HIPAA	Federal Health Insurance Portability and Accountability Act of 1996
ICE®	Innate cell engager
IP	Intellectual Property
Janssen	Janssen Biotech, Inc.
Kuros	Kuros Biosciences AG, Kuros US LLC and Kuros Royalty Fund (US) LLC, collectively
Kuros RPA	the Company's Royalty Purchase Agreement with Kuros dated July 14, 2021
Medexus	Medexus Pharmaceuticals, Inc.
Merck	Merck Sharp & Dohme Corp
Merck KGaA	Ares Trading SA
Merck KGaA License Agreement

In-license agreement from Merck KGaA to ObsEva related to ebopiprant dated June 10, 2015 and subsequently amended on July 8, 2016 (assumed by the Company as part of the ObsEva IP Acquisition Agreement)

NDA	New Drug Application
NIH	National Institutes of Health
NOL	net operating loss
Novartis	Novartis Pharma AG, Novartis International Pharmaceutical Ltd., Novartis Institutes for Biomedical Research, Inc. and/or Novartis Vaccines and Diagnostics, Inc.
November 2022 Letter Agreement	November 1, 2022 amendment to the April 2022 Letter Agreement
ObsEva	ObsEva SA
ObsEva IP Acquisition Agreement	Company's IP Acquisition Agreement with ObsEva dated November 21, 2022
Ology Bioservices	Ology Bioservices Inc. (formerly Nanotherapeutics Inc., now a wholly owned subsidiary of National Resilience, Inc.)
Organon	Organon International GmbH
Organon License Agreement	Out-license agreement to Organon from ObsEva dated July 26, 2021, related to the development and commercialization of ebopiprant (assumed by the Company as part of the ObsEva IP Acquisition Agreement)
Palo	Palobiofarma, S.L.
Palo RPA	the Company's Royalty Purchase Agreement with Palo dated September 26, 2019
Pfizer	Pfizer, Inc.
R&D	Research and development
Regeneron	Regeneron Pharmaceuticals, Inc.
Amended Retention Plan	October 25, 2022 amendment to the Retention Plan

Retention Plan	Retention and Severance Plan dated March 31, 2022
Rezolute	Rezolute, Inc., formerly Antria Bio, Inc.
Rezolute License Agreement	the Company's License Agreement with Rezolute dated December 6, 2017, as amended in March 2018, January 2019 and March 2020
RPA	Royalty Purchase Agreement
Roche	F. Hoffmann-La Roche AG
SEC	U.S. Securities and Exchange Commission
Second Bioasis RPA	the Company's Royalty Purchase Agreement with Bioasis dated November 2, 2020
Series A Preferred Stock	the 8.625% Series A cumulative, perpetual preferred stock issued in December 2020
Series B Preferred Stock	the 8.375% Series B cumulative, perpetual preferred stock issued in April 2021
Series A and Series B Preferred Stock	Series A Preferred Stock and Series B Preferred Stock, collectively
Series B Depositary Shares	the depositary shares, each representing 1/1000th interest in a share of Series B Preferred Stock
Sonnet	Sonnet BioTherapeutics, Inc., formerly Oncobiologics, Inc.
Sonnet Collaboration Agreement	the Company's Collaboration Agreement with Sonnet dated July 23, 2012, as amended in May 2019
SOX	Sarbanes-Oxley Act of 2002
SVB	Silicon Valley Bank
Takeda	Takeda Pharmaceutical Company Limited
Takeda Collaboration Agreement	the Company's Collaboration Agreement with Takeda dated November 1, 2006, as amended in February 2007 and February 2009
TGFβ	transforming growth factor beta
VABYSMO®	faricimab-svoa
Viracta	Viracta Therapeutics, Inc.
Viracta RPA	the Company's Royalty Purchase Agreement with Viracta dated March 22, 2021
XOMA	XOMA Corporation, a Delaware corporation, including subsidiaries

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

XOMA CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	March 31,	December 31,
	2023	2022
	(unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$44,300	$57,826
Short-term equity securities	311	335
Trade and other receivables, net	6	1
Short-term royalty and commercial payment receivables	—	2,366
Prepaid expenses and other current assets	456	725
Total current assets	45,073	61,253
Property and equipment, net	6	7
Operating lease right-of-use assets	67	29
Long-term royalty and commercial payment receivables	73,333	63,683
Intangible assets, net	14,925	15,150
Other assets - long term	260	260
Total assets	$133,664	$140,382

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$437	$524
Accrued and other liabilities	6,127	2,918
Contingent consideration under RPAs and CPPAs	125	75
Operating lease liabilities	69	34
Unearned revenue recognized under units-of-revenue method	1,968	1,899
Preferred stock dividend accrual	1,368	1,368
Total current liabilities	10,094	6,818
Unearned revenue recognized under units-of-revenue method – long-term	9,044	9,550
Total liabilities	19,138	16,368

Commitments and Contingencies (Note 9)

Stockholders’ equity:
Preferred Stock, $0.05 par value, 1,000,000 shares authorized:
8.625% Series A cumulative, perpetual preferred stock, 984,000 shares issued and outstanding at March 31, 2023 and December 31, 2022	49	49
8.375% Series B cumulative, perpetual preferred stock, 1,600 shares issued and outstanding at March 31, 2023 and December 31, 2022	—	—
Convertible preferred stock, 5,003 shares issued and outstanding at March 31, 2023 and December 31, 2022	—	—
Common stock, $0.0075 par value, 277,333,332 shares authorized, 11,460,968 and 11,454,025 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	86	86
Additional paid-in capital	1,306,596	1,306,271
Accumulated deficit	(1,192,205)	(1,182,392)
Total stockholders’ equity	114,526	124,014
Total liabilities and stockholders’ equity	$133,664	$140,382

The accompanying notes are an integral part of these condensed consolidated financial statements.

(Note 1) The condensed consolidated balance sheet as of December 31, 2022, has been derived from the audited consolidated financial statements as of that date included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

XOMA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

(in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2023	2022
Revenues:
Revenue from contracts with customers	$—	$2,750
Revenue recognized under units-of-revenue method	437	357
Total revenues	437	3,107

Operating expenses:
Research and development	54	56
General and administrative	6,196	5,116
Arbitration settlement costs (Note 9)	4,132	—
Amortization of intangible assets	225	—
Total operating expenses	10,607	5,172

Loss from operations	(10,170)	(2,065)

Other income (expense), net:
Other income (expense), net	357	(215)
Net loss and comprehensive loss	$(9,813)	$(2,280)
Less: accumulated dividends on Series A and Series B preferred stock	(1,368)	(1,368)
Net loss and comprehensive loss attributable to common stockholders, basic and diluted	$(11,181)	$(3,648)
Basic and diluted net loss per share attributable to common stockholders	$(0.98)	$(0.32)
Weighted average shares used in computing basic and diluted net loss per share attributable to common stockholders	11,460	11,330

The accompanying notes are an integral part of these condensed consolidated financial statements.

XOMA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands)

	Series A		Series B		Convertible				Additional		Total
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2022	984	$49	2	$—	5	$—	11,454	$86	$1,306,271	(1,182,392)	$124,014
Issuance of common stock related to 401(k) contribution	—	—	—	—	—	—	7	—	123	—	123
Stock-based compensation expense	—	—	—	—	—	—	—	—	1,570	—	1,570
Preferred stock dividends	—	—	—	—	—	—	—	—	(1,368)	—	(1,368)
Net loss and comprehensive loss	—	—	—	—	—	—	—	—	—	(9,813)	(9,813)
Balance, March 31, 2023	984	$49	2	$—	5	$—	11,461	$86	$1,306,596	$(1,192,205)	$114,526

	Series A		Series B		Convertible				Additional		Total
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2021	984	$49	2	$—	5	$—	11,315	$85	$1,307,030	$(1,165,288)	$141,876
Exercise of stock options	—	—	—	—	—	—	91	1	632	—	633
Issuance of common stock related to 401(k) contribution	—	—	—	—	—	—	4	—	85	—	85
Stock-based compensation expense	—	—	—	—	—	—	—	—	978	—	978
Preferred stock dividends	—	—	—	—	—	—	—	—	(1,368)	—	(1,368)
Net loss and comprehensive loss	—	—	—	—	—	—	—	—	—	(2,280)	(2,280)
Balance, March 31, 2022	984	$49	2	$—	5	$—	11,410	$86	$1,307,357	$(1,167,568)	$139,924

The accompanying notes are an integral part of these condensed consolidated financial statements.

XOMA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(9,813)	$(2,280)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,570	978
Common stock contribution to 401(k)	123	85
Amortization of intangible assets	225	—
Depreciation	1	2
Non-cash lease expense	47	42
Change in fair value of equity securities	24	227
Changes in assets and liabilities:
Trade and other receivables, net	(5)	184
Prepaid expenses and other assets	269	204
Accounts payable and accrued liabilities	3,122	45
Income taxes payable	—	(91)
Operating lease liabilities	(50)	(48)
Unearned revenue recognized under units-of-revenue method	(437)	(357)
Net cash used in operating activities	(4,924)	(1,009)

Cash flows from investing activities:
Payments of consideration under RPAs and CPPAs	(9,600)	(5,000)
Receipts under RPAs and CPPAs	2,366	—
Net cash used in investing activities	(7,234)	(5,000)

Cash flows from financing activities:
Payment of preferred stock dividends	(1,368)	(1,368)
Proceeds from exercise of options and other share-based compensation	—	1,606
Taxes paid related to net share settlement of equity awards	—	(973)
Net cash used in financing activities	(1,368)	(735)

Net decrease in cash, cash equivalents and restricted cash	(13,526)	(6,744)
Cash, cash equivalents and restricted cash at the beginning of the period	57,826	95,377
Cash, cash equivalents and restricted cash at the end of the period	$44,300	$88,633

Supplemental Cash Flow Information:
Cash paid for taxes	$—	$95
Right-of-use assets obtained in exchange for operating lease liabilities	$85	$—
Non-cash investing and financing activities:
Preferred stock dividend accrual	$1,368	$1,368
Estimated fair value of contingent consideration under the Aptevo CPPA	$50	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

XOMA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Description of Business

XOMA, a Delaware corporation, is a biotech royalty aggregator with a sizable portfolio of economic rights to future potential milestone and royalty payments associated with partnered commercial and pre-commercial therapeutic candidates. The Company’s portfolio was built through the acquisition of rights to future milestones and royalties that the Company has made since the royalty aggregator business model was implemented in 2017 combined with out-licensing its proprietary products and platforms from its legacy discovery and development business. The Company’s drug royalty aggregator business is primarily focused on early to mid-stage clinical assets primarily in Phase 1 and 2 with significant commercial sales potential that are licensed to large-cap partners. The Company expects that most of its future revenue will be based on payments the Company may receive for milestones and royalties related to these programs.

Liquidity and Financial Condition

The Company has incurred significant operating losses and negative cash flows from operations since its inception. As of March 31, 2023, the Company had cash and cash equivalents of $44.3 million.

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

2. Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions among consolidated entities were eliminated upon consolidation. The unaudited condensed consolidated financial statements were prepared in accordance with GAAP in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. As permitted under those rules certain footnotes or other financial information can be condensed or omitted. These financial statements and related disclosures have been prepared with the assumption that users of the interim financial information have read or have access to the audited consolidated financial statements for the preceding fiscal year. Accordingly, these statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 9, 2023.

These financial statements have been prepared on the same basis as the Company’s annual consolidated financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal and recurring adjustments that are necessary for a fair statement of the Company’s consolidated financial information. The interim results of operations are not necessarily indicative of the results that may be expected for the full year.

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

Cash and Cash Equivalents

Cash consists of bank deposits held in business checking and interest-bearing deposit accounts. As of March 31, 2023, the Company had a cash balance of $3.7 million and cash equivalent balances of $40.6 million, defined as highly liquid financial instruments that are both readily convertible to known amounts of cash and so near their maturity that they present insignificant risk of changes in value because of changes in interest rates. The Company considers all highly liquid debt instruments with maturities of three months or less at the time the Company acquires them and that can be liquidated without prior notice or penalty to be cash equivalents. As of December 31, 2022, the Company had a cash balance of $27.5 million and cash equivalent balances of $30.3 million.

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

Purchase of Rights to Future Milestones, Royalties and Commercial Payments

The Company has purchased rights to receive a portion of certain future developmental, regulatory and commercial sales milestones, royalties and option fees on sales of products currently in clinical development or recently commercialized. The Company acquired such rights from various entities and recorded the amount paid for these rights as long-term royalty receivables (Note 5). In addition, the Company may be obligated to make contingent payments related to certain product development milestones, fees upon exercise of options related to future license products and sales-based milestones. The contingent payments are evaluated to determine if they are freestanding instruments or embedded derivatives. If the contingent payments fall within the scope of ASC 815, the contingent payments are measured at fair value at the inception of the arrangement, and subject to remeasurement to fair value each reporting period. Any changes in the estimated fair value are recorded in the condensed consolidated statement of operations and comprehensive loss. Contingent consideration payments that do not fall within the scope of ASC 815 are recognized when the amount is probable and estimable according to ASC 450.

The Company accounts for milestone and royalty rights related to developmental pipeline or recently commercialized products on a non-accrual basis using the cost recovery method. These developmental pipeline products are non-commercialized, non-approved products that require FDA or other regulatory approval, and thus have uncertain cash flows. The recently commercialized products do not have an established reliable sales pattern, and thus have uncertain cash flows. The Company is not yet able to reliably forecast future cash flows given their stages of development and commercialization. The related receivable balance is classified as noncurrent or current based on whether payments are probable to be received in the near term. Under the cost recovery method, any milestone or royalty payment received is recorded as a direct reduction of the recorded receivable balance. When the recorded receivable balance has been fully collected, any additional amounts collected are recognized as revenue.

Allowance for Current Expected Credit Losses

The Company reviews public information on clinical trials, press releases and updates from its partners regularly to identify any impairment indicators or changes in expected recoverability of the long-term royalty and commercial payment receivable asset. At each reporting date, if the Company determines expected future cash flows discounted to the current period are less than the carrying value of the asset, the Company will record impairment. The impairment will be recognized as an allowance expense that increases the long-term royalty and commercial payment receivable asset’s cumulative allowance, which reduces the net carrying value of the long-term royalty and commercial payment receivable asset. In a subsequent period, if there is an increase in expected future cash flows, or if the actual cash flows are greater than previously expected, the Company will reduce the previously established cumulative allowance. Amounts not expected to be collected are written off against the allowance at the time that such a determination is made.

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

Contingent payments are evaluated whether they are freestanding instruments or embedded derivatives. If the contingent payments fall within the scope of ASC 815, the contingent payments are measured at fair value at the acquisition date, and subject to remeasurement to fair value each reporting period. The estimated fair value at the acquisition date is included in the cost of the acquired assets. Any subsequent changes in the estimated fair value are recorded in the condensed consolidated statement of operations and comprehensive loss. Contingent consideration payments that do not fall within the scope of ASC 815 are recognized when the amount is probable and estimable according to ASC 450.

Cash payments related to acquired assets are reflected as an investing cash flow in the Company’s condensed consolidated statement of cash flows.

Intangible Assets

The identifiable intangible asset consists of IP acquired in the ObsEva IP Acquisition Agreement in 2022. This intangible asset is amortized on a straight-line basis over its estimated useful life of 17 years. The straight-line method of amortization represents the Company’s best estimate of the distribution of the economic value of the identifiable intangible asset. The intangible asset is carried at cost less accumulated amortization. Amortization will be included in amortization of intangible assets in the condensed consolidated statement of operations and comprehensive loss.

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

The Company maintains cash balances at commercial banks. Balances commonly exceed the amount insured by the FDIC. The Company has not experienced any losses in such accounts.

SVB was closed on March 10, 2023 by the California Department of Financial Protection and Innovation, which appointed the FDIC as receiver. At the time of closing, the Company maintained approximately $4.5 million of its cash and cash equivalents in accounts with SVB. On March 12, 2023, the U.S. Treasury, Federal Reserve, and FDIC announced that depositors would have access to all of their money starting March 13, 2023. The Company had full access to the $3.7 million cash and cash equivalents held at SVB as of March 31, 2023.

The Company monitors the creditworthiness of its customers to which it grants credit terms in the normal course of business but does not generally require collateral on receivables. For the three months ended March 31, 2023, one partner represented 100% of total revenues. For the three months ended March 31, 2022, three partners represented 64%, 24% and 11% of total revenues, respectively. There was no trade receivables, net balance as of March 31, 2023 and December 31, 2022.

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

Accounting Pronouncements Recently Adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (ASC 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 replaced the incurred loss impairment methodology under current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. ASU 2016-13 requires use of a forward-looking expected credit loss model for accounts receivables, loans, and other financial instruments. Adoption of the standard requires using a modified retrospective approach through a cumulative-effect adjustment to retained earnings as of the effective date to align existing credit loss methodology with the new standard. ASU 2016-13 will be effective for smaller reporting companies for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, using a modified retrospective approach. The Company adopted ASU 2016-13 and related updates on January 1, 2023. The adoption of ASU 2016-13 had no impact on the condensed consolidated financial statements.

In October 2021, the FASB issued ASU 2021-08, Business Combinations – Accounting for Contract Assets and Contact Liabilities from Contracts with Customers. The guidance is intended to improve the accounting for acquired revenue contracts with customers in a business combination by addressing diversity in practice. The guidance requires an acquirer to recognize and measure contract assets and liabilities acquired in a business combination in accordance with ASC 606 as if they had originated the contracts, as opposed to at fair value on the acquisition date. The standard will be effective for business combinations that occur after January 1, 2023. The Company adopted ASU 2021-08 and related updates on January 1, 2023. The adoption of ASU 2021-08 had no impact on the condensed consolidated financial statements.

3. Condensed Consolidated Financial Statements Details

Equity Securities

Equity securities consisted of an investment in Rezolute’s common stock of $0.3 million for both March 31, 2023 and December 31, 2022 (Note 4). For the three months ended March 31, 2023 and 2022, the Company recognized a loss of $24,000 and $0.2 million, respectively, due to the change in fair value of its investment in Rezolute’s common stock in the other income (expense), net line item of the condensed consolidated statements of operations and comprehensive loss.

Intangible assets, net

The following table summarizes cost, accumulated amortization, and net carrying value of the intangible assets as of March 31, 2023 (in thousands):

		Accumulated	Net Carrying
	Cost	Amortization	Value
As of March 31, 2023
Ebopiprant IP (Note 4)	$15,247	$322	$14,925
Total intangible assets	$15,247	$322	$14,925

The following table summarizes cost, accumulated amortization, and net carrying value of the intangible assets as of December 31, 2022 (in thousands):

		Accumulated	Net Carrying
	Cost	Amortization	Value
As of December 31, 2022
Ebopiprant IP (Note 4)	$15,247	$97	$15,150
Total intangible assets	$15,247	$97	$15,150

The remaining life of the intangible assets is 16.7 years. The following table presents the projected amortization expense for the next five years (in thousands):

Intangible Asset
Amortization

2023 (excluding three months ended March 31, 2023)	$673
2024	897
2025	897
2026	897
2027	897
Total	$4,261

Accrued and Other Liabilities

Accrued and other liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2023	2022
Arbitration settlement costs (Note 9)	4,132	—
Accrued payroll, severance and retention costs	1,087	1,449
Accrued legal and accounting fees	504	867
Accrued incentive compensation	304	562
Other accrued liabilities	100	40
Total	$6,127	$2,918

Net Loss Per Share Attributable to Common Stockholders

The following is a reconciliation of the numerator (net loss) and the denominator (number of shares) used in the calculation of basic and diluted net loss per share attributable to common stockholders (in thousands, except per share amounts):

	Three Months Ended March 31,
	2023	2022
Numerator
Net loss	$(9,813)	$(2,280)
Less: Series A accumulated dividends	(530)	(530)
Less: Series B accumulated dividends	(838)	(838)
Net loss attributable to common stockholders, basic and diluted	$(11,181)	(3,648)

Denominator
Weighted average shares used in computing basic and diluted net loss per share attributable to common stockholders	11,460	11,330
Basic and diluted net loss per share attributable to common stockholders	$(0.98)	$(0.32)

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

The following table shows the weighted-average shares from outstanding securities considered anti-dilutive and therefore excluded from the computation of diluted net loss per share attributable to common stockholders (in thousands):

	Three Months Ended March 31,
	2023	2022
Convertible preferred stock	5,003	5,003
Common stock options	1,548	697
Warrants for common stock	6	6
Total	6,557	5,706

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

The transaction was treated as an acquisition of a finite-lived intangible asset (Note 2). As such, the Company’s cost to acquire said intangible asset of $15.2 million, consisting of $15.0 million cash paid upon closing of the ObsEva IP Acquisition Agreement and direct incremental transaction costs of $0.2 million, was recognized as a long-term asset in the consolidated balance sheet for the year ended December 31, 2022. The estimated useful life of the intangible asset at acquisition represented 17 years. No impairment indicators were identified, and no impairment was recorded as of March 31, 2023 and December 31, 2022. The Company recognized $0.2 million of amortization expense in the condensed consolidated statement of operations and comprehensive loss for the three months ended March 31, 2023.

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

As of March 31, 2023 and December 31, 2022, there were no contract assets or contract liabilities related to this arrangement. The Company did not recognize any revenue related to this arrangement during the three months ended March 31, 2023.

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

As of March 31, 2023 and December 31, 2022, there were no contract assets or contract liabilities related to this arrangement. None of the costs to obtain or fulfill the contract were capitalized. The Company did not recognize any revenue related to this arrangement during the three months ended March 31, 2023 and 2022.

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

At the inception of the arrangement, the Company determined that the transaction price under the arrangement was $40.2 million, which consisted of the $25.7 million upfront cash payments, the $14.3 million Servier Loan payoff and the $0.2 million premium on the sale of the common stock. The transaction price was allocated to the two performance obligations based on their standalone selling prices. The Company determined that the nature of the two performance obligations is the right to use the licenses as they exist at the point of transfer, which occurred when the transfer of materials, process and know-how, and filings to regulatory authority were completed. During the year ended December 31, 2017, the Company recognized the entire transaction price of $40.2 million as revenue upon completion of the delivery of the licenses and related materials, process and know-how, and filings to regulatory authority.

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

As of March 31, 2023 and December 31, 2022, there were no contract assets or contract liabilities related to this arrangement, and none of the costs to obtain or fulfill the contract were capitalized. The Company did not recognize any revenue related to this arrangement during the three months ended March 31, 2023 and 2022.

Takeda

On November 1, 2006, the Company entered into the Takeda Collaboration Agreement with Takeda under which the Company agreed to discover and optimize therapeutic antibodies against multiple targets selected by Takeda.

Under the terms of the Takeda Collaboration Agreement, the Company may receive additional milestone payments aggregating up to $19.0 million relating to TAK-079 (mezagitamab) and TAK-169 (MT-0169), and low single-digit royalties on future sales of all products subject to this license. The Company’s right to milestone payments expires on the later of the receipt of payment from Takeda of the last amount to be paid under the agreement or the cessation by Takeda of all research and development activities with respect to all program antibodies, collaboration targets or collaboration products. The Company’s right to royalties expires on the later of 13.5 years from the first commercial sale of each royalty-bearing discovery product or the expiration of the last-to-expire licensed patent (or 12 years from first commercial sale if there is significant generic competition post patent-expiration).

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

No revenue was recognized for the three months ended March 31, 2023. In January 2022, the Company earned a development milestone pursuant to the Takeda Collaboration and recognized $0.8 million as revenue from contracts with customers in the condensed consolidated statement of operations and comprehensive loss for the three months ended March 31, 2022.

As of March 31, 2023 and December 31, 2022 there were no contract assets or contract liabilities related to this arrangement and none of the costs to obtain or fulfill the contract were capitalized. The Company is eligible to receive remaining milestones up to a total of $16.0 million under the Takeda Collaboration Agreement.

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

Pursuant to the license agreement, XOMA is eligible to receive a low single-digit royalty on sales of Rezolute’s other non-RZ358 products from its current programs, including RZ402 which is in Phase 2 clinical testing. Rezolute’s obligation to pay royalties with respect to a particular Rezolute product and country will continue for the longer of twelve years from the date of the first commercial sale of the product in that country or for so long as Rezolute or its licensee is selling such product in such country, provided that any such licensee royalty will terminate upon the termination of the licensee’s obligation to make payments to Rezolute based on sales of such product in such country

The license agreement contains customary termination rights relating to material breach by either party. Rezolute also has a unilateral right to terminate the license agreement in its entirety on ninety days’ notice at any time. To the extent permitted by applicable laws, the Company has the right to terminate the license agreement if Rezolute challenges the licensed patents.

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

The Company recognized no revenue and $2.0 million as revenue from contracts with customers in the condensed consolidated statement of operations and comprehensive loss for the three months ended March 31, 2023 and 2022, respectively.

As of March 31, 2023 and December 31, 2022 there were no contract assets or contract liabilities related to this arrangement. None of the costs to obtain or fulfill the contract were capitalized.

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

As of March 31, 2023 and December 31, 2022, there were no contract assets or contract liabilities related to this arrangement. None of the costs to obtain or fulfill the contract were capitalized. The Company did not recognize any revenue related to this arrangement during the three months ended March 31, 2023 and 2022.

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

As of March 31, 2023 and December 31, 2022, there were no contract assets or contract liabilities related to this arrangement. None of the costs to obtain or fulfill the contract were capitalized. The Company did not recognize any revenue related to this arrangement during the three months ended March 31, 2023 and 2022.

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

The Company recognized $0.4 million as revenue under the units-of-revenue method under these arrangements during each of the three-month periods ended March 31, 2023 and 2022. As of December 31, 2022, the current and non-current portion of the remaining unearned revenue recognized under the units-of-revenue method was $1.9 million and $9.6 million, respectively. As of March 31, 2023, the Company classified $2.0 million and $9.1 million as current and non-current unearned revenue recognized under the units-of-revenue method, respectively.

5. Royalty and Commercial Payment Purchase Agreements

Short-term royalty and commercial payment receivables was $0 and $2.4 million as of March 31, 2023 and December 31, 2022, respectively. Long-term royalty and commercial payment receivables was $73.3 million and $63.7 million as of March 31, 2023 and December 31, 2022, respectively.

Aptevo Commercial Payment Purchase Agreement

On March 29, 2023, the Company entered into the Aptevo CPPA, pursuant to which the Company acquired from Aptevo a portion of its milestone and commercial payment rights under a sale agreement dated February 28, 2020 between

Aptevo and Medexus, related to IXINITY, which is marketed by Medexus for the control and prevention of bleeding episodes and postoperative management in people with Hemophilia B.

Upon closing of the Aptevo CPPA, the Company paid Aptevo $9.6 million in cash, and if XOMA receives more than $0.5 million of commercial payments attributable to net sales of IXINITY that occur during the first quarter of 2023, XOMA will make a one-time payment of $50,000 to Aptevo.

At the inception of the Aptevo CPPA, the Company recorded $9.7 million as long-term royalty receivables which includes the $9.6 million upfront payment and $50,000 one-time payment in its condensed consolidated balance sheet. The Company concluded the one-time payment of $50,000 was probable and reasonably estimable. Therefore, the payment was recorded as contingent liabilities under ASC 450 in its condensed consolidated balance sheet (the “Aptevo Contingent Consideration”).

Starting from the second quarter of 2023, the Company is entitled to receive a mid-single digit percentage of all IXINITY quarterly net sales from January 1, 2023 into the first quarter of 2035, and will be entitled to milestone payments of up to $5.3 million.

Based upon limited available information, the Company is unable to reasonably estimate its commercial payment stream from sales of future net sales and the commercial payments to be received during the twelve-month period following the balance sheet date of March 31, 2023 and, as such, no amounts are reflected as short-term royalty and commercial payment receivables.

Under the cost recovery method, the Company does not expect to recognize any income related to milestones and commercial payment received until the purchase price has been fully collected. The Company performed its impairment assessment and no allowance for credit losses was recorded as of March 31, 2023.

Agenus Royalty Purchase Agreement

On September 20, 2018, the Company entered into the Agenus RPA, pursuant to which the Company acquired the right to receive 33% of the future royalties on six Incyte Europe S.a.r.l. (“Incyte”) immuno-oncology assets, currently in development, due to Agenus from Incyte (net of certain royalties payable by Agenus to a third party) and 10% of all future developmental, regulatory and commercial milestones related to these assets. However, the Company did not have a right to the expected near-term milestone associated with the entry of INCAGN2390 (anti-TIM-3) into its Phase 1 clinical trial. The future royalties due to Agenus from Incyte are based on low single to mid teen-digit percentage of applicable net sales.

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

The Company continues to assess that no further payments are probable to be received under this agreement in the near term. Under the cost recovery method, the Company does not expect to recognize any income related to milestones and royalties received until the purchase price has been fully collected. The Company performed its impairment assessment and no allowance for credit losses was recorded as of March 31, 2023 or December 31, 2022.

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

At the inception of the agreement, the Company recorded $0.4 million as long-term royalty receivables in its consolidated balance sheet, including the estimated fair value of the Bioasis Contingent Consideration of $75,000. Future changes in the estimated fair value of the contingent consideration will be recognized in the other income (expense), net line item of the condensed consolidated statement of operations and comprehensive loss. As of  March 31, 2023, there was no change in the fair value of the contingent consideration from its initial value and no amounts were paid during the three months ended March 31, 2023. The Company continues to assess that no payments are probable to be received under this agreement in the near term. Under the cost recovery method, the Company does not expect to recognize any income related to milestones and royalties received until the purchase price has been fully collected. The Company performed its impairment assessment and no allowance for credit losses was recorded as of March 31, 2023 or December 31, 2022.

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

At the inception of the Second Bioasis RPA, the Company recorded $1.2 million as long-term royalty receivables in its consolidated balance sheet. The Company continues to assess that no payments are probable to be received under the Second Bioasis RPA in the near term. Under the cost recovery method, the Company does not expect to recognize any income related to milestones and other payments until the purchase price has been fully collected. The Company performed its impairment assessment and no allowance for credit losses was recorded as of March 31, 2023 or December 31, 2022.

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

Under the cost recovery method, the Company does not expect to recognize any income related to milestones and royalties received until the purchase price has been fully collected. The Company performed its impairment assessment and no allowance for credit losses was recorded as of March 31, 2023 or December 31, 2022.

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

At the inception of the agreement, the Company recorded $10.0 million as long-term royalty receivables in its consolidated balance sheet. The Company continues to assess that no payments are probable to be received under this agreement in the near term. Under the cost recovery method, the Company does not expect to recognize any income related to royalties received until the purchase price has been fully collected. The Company performed its impairment assessment and no allowance for credit losses was recorded as of March 31, 2023 or December 31, 2022.

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

At the inception of the Viracta RPA, the Company recorded $13.5 million as long-term royalty receivables in its consolidated balance sheet. No payments are probable to be received under the Viracta RPA in the near term. Under the cost recovery method, the Company does not expect to recognize any income related to royalties, milestones and other payments until the purchase price has been fully collected. The Company performed its impairment assessment and no allowance for credit losses was recorded as of March 31, 2023 or December 31, 2022.

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

In May 2022, Regeneron completed its acquisition of Checkmate Pharmaceuticals resulting in a $5.0 million milestone payment to Kuros.  Pursuant to the Kuros RPA, the Company is entitled to 50% of the milestone payment, which was received by XOMA in July 2022. In accordance with the cost recovery method, the $2.5 million milestone received was recorded as a direct reduction of the recorded long-term royalty receivable balance. As of March 31, 2023, no payments are probable to be received under the Kuros RPA in the near term.

The Company performed its impairment assessment and no allowance for credit losses was recorded as of March 31, 2023 or December 31, 2022.

Commercial Payment Purchase Agreement with Affitech

On October 6, 2021, the Company entered into the Affitech CPPA, pursuant to which, the Company purchased a future stream of commercial payment rights to Roche’s faricimab from Affitech for an upfront payment of $6.0 million. The Company is eligible to receive 0.5% of future net sales of faricimab for a ten-year period following the first commercial sales in each applicable jurisdiction. Under the terms of the Affitech CPPA, the Company may pay up to an additional $20.0 million based on the achievement of certain regulatory and sales milestones. At the inception of the Affitech CPPA, the Company recorded $14.0 million as long-term royalty receivables which included the $6.0 million upfront payment and $8.0 million in regulatory milestones in its consolidated balance sheet. The Company concluded the regulatory milestone payments of $8.0 million met the definition of a derivative under ASC 815 and should be accounted at fair value and recorded as a current liability at the inception of the transaction. Therefore, the regulatory milestone payments were recorded as contingent liabilities in its consolidated balance sheet. The Company concluded the sales-based milestone payments of $12.0 million do not meet the definition of a derivative under ASC 815 and a liability will be recognized when probable and estimable.

In January 2022, Roche received approval from the FDA to commercialize VABYSMO (faricimab-svoa) for the treatment of wet, or neovascular, age-related macular degeneration and diabetic macular edema. In September 2022, Roche received approval from the European Commission to commercialize VABYSMO for the treatment of wet, or neovascular, age-related macular degeneration and visual impairment due to diabetic macular edema. Pursuant to the Affitech CPPA, the Company paid Affitech a $5.0 million milestone tied to the U.S. marketing approvals and a $3.0 million milestone tied to the EC approvals. The Company may pay an additional $12.0 million based on the achievement of certain sales milestones.

In August 2022, the Company received $0.5 million from Roche representing the first commercial payment for sales of VABYSMO during the first six months of 2022. In accordance with the cost recovery method, the $0.5 million received was recorded as a direct reduction of the long-term royalty receivable balance.

In February 2023, the Company received $2.4 million, representing its commercial payment stream from sales of VABYSMO during the last six months of 2022. The payment amount was classified as a short-term royalty and commercial payment receivable as of December 31, 2022. In accordance with the cost recovery method, the $2.4 million received in February 2023 was recorded as a direct reduction of the short-term royalty receivable balance as of March 31, 2023.

Based upon limited available information, the Company is unable to reasonably estimate future net sales and the commercial payments to be received during the twelve-month period following the balance sheet date of March 31, 2023 and, as such, no additional amounts are reflected as short-term royalty and commercial payment receivables.

Under the cost recovery method, the Company does not expect to recognize any income related to future commercial payment receipts until the purchase price has been fully collected. The Company performed its impairment assessment and no allowance for credit losses was recorded as of March 31, 2023 or December 31, 2022.

The following table summarizes the royalty receivable activities during the three months ended March 31, 2023 (in thousands):

	Short-Term	Long-Term
Balance at January 1, 2023	$2,366	$63,683
Acquisition of royalty and commercial payment rights:
Aptevo		9,650
Receipt of royalty and commercial payments
Affitech	(2,366)	—
Balance at March 31, 2023	$—	$73,333

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

The following tables set forth the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as follows (in thousands):

	Fair Value Measurements at March 31, 2023 Using:
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Cash equivalents:
Money market funds	$40,632	$—	$—	$40,632
Total cash equivalents	40,632	—	—	40,632
Equity securities	311	—	—	311
Total financial assets	$40,943	$—	$—	$40,943
Liabilities:
Contingent consideration under RPAs and CPPAs	$—	$—	$75	$75

	Fair Value Measurements at December 31, 2022 Using:
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Cash equivalents:
Money market funds	$30,334	$—	$—	$30,334
Total cash equivalents	30,334	—	—	30,334
Equity securities	335	—	—	335
Total financial assets	$30,669	$—	$—	$30,669
Liabilities:
Contingent consideration under RPAs and CPPAs	$—	$—	$75	$75

Equity Securities

The equity securities consisted of an investment in Rezolute’s common stock and are classified on the condensed consolidated balance sheets as current assets as of March 31, 2023 and December 31, 2022. The equity securities are revalued each reporting period with changes in fair value recorded in the other income (expense), net line item of the condensed consolidated statements of operations and comprehensive loss. As of March 31, 2023 and December 31, 2022, the Company valued the equity securities using the closing price for Rezolute’s common stock traded on the Nasdaq Stock Market of $1.92 and $2.07, respectively. The inputs that were used to calculate the fair value of the equity securities were observable prices in active markets and therefore were classified as a Level 1 fair value measurement.

Contingent Consideration

The estimated fair value of the Bioasis Contingent Consideration liability at the inception of the Bioasis RPA represents the future consideration that is contingent upon the achievement of specified development milestones for a product candidate. The fair value measurement is based on significant Level 3 inputs such as anticipated timelines and probability of achieving development milestones of each licensed product candidate.

Changes in the fair value of the liability for contingent consideration will be recorded in the other income (expense), net line item of the condensed consolidated statements of operations and comprehensive loss until settlement. During the three months ended March 31, 2023, there were no changes in the estimated fair value of the contingent consideration recorded pursuant to the Bioasis RPA from the initial value of $0.1 million.

7. Lease Agreements

The Company leases one facility in Emeryville, California under an operating lease. In January 2023, the Company amended the original lease to extend the lease term five months from its original expiration of February 28, 2023 to July 31, 2023. The Company retains no option to further extend, renew or terminate the lease under the amended terms and all other material terms and conditions, including the monthly base rent, will remain consistent with the original lease.

In accordance with ASC 842, the Company accounted for the amendment to extend the lease term as a modification of the original lease and, as such, remeasured the lease liability and recognized a corresponding adjustment to the right-of-use asset of $0.1 million to reflect the changes in the lease payments due to the extended lease term.

As of March 31, 2023 and December 31, 2022 the total net lease liability was $69,000 and $34,000, respectively.

The following table summarizes the cost components of the Company’s operating lease for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022
Lease costs:
Operating lease cost	$48	$44
Variable lease cost (1)	5	3
Total lease costs	$53	$47

(1)Under the terms of the lease agreement, the Company is also responsible for certain variable lease payments that are not included in the measurement of the lease liability. Variable lease payments include non-lease components such as common area maintenance fees.

The following information represents supplemental disclosure for the statement of cash flows related to operating leases (in thousands):

	Three Months Ended March 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows under operating leases	$52	$50

The present value assumptions used in calculating the present value of the lease payments for the Company’s operating lease as of March 31, 2023 and December 31, 2022 were as follows:

	March 31,	December 31,
	2023	2022
Weighted-average remaining lease term	0.33 years	0.17 years (1)
Weighted-average discount rate	5.51%	5.51%

(1)Prior to the extension of the end of the lease term from February 28, 2023 to July 31, 2023

8. Common Stock Warrants

As of March 31, 2023 and December 31, 2022, the following common stock warrants were outstanding:

			Exercise Price	March 31,	December 31,
Issuance Date	Expiration Date	Balance Sheet Classification	per Share	2023	2022
May 2018	May 2028	Stockholders’ equity	$23.69	6,332	6,332
March 2019	March 2029	Stockholders’ equity	$14.71	4,845	4,845
				11,177	11,177

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

Contingent Consideration

Pursuant to the Company’s agreements with Bioasis, Aronora, Kuros, Affitech, ObsEva and Aptevo the Company has committed to pay the Bioasis Contingent Consideration, the Aronora Royalty Milestones, the Kuros Sales Milestones, the Affitech Sales Milestones, the ObsEva Sales Milestones, the ObsEva Non-Sales Milestones, the Merck KGaA royalties and the Aptevo Contingent Consideration.

The Company recorded $75,000 for the Bioasis Contingent Consideration that represents the estimated fair value of the potential future payments at the inception of the Bioasis RPA.

The Bioasis Contingent Consideration is remeasured at fair value at each reporting period, with changes in fair value recorded in other income (expense), net. As of March 31, 2023, there has been no change in the estimated fair value of the Bioasis Contingent Consideration from the initial value.

The Company recorded a contingent liability of $50,000 under ASC 450 for the Aptevo Contingent Consideration at the inception of the Aptevo CPPA. As of March 31, 2023, there has been no change in the estimated amount of the Aptevo Contingent Consideration from the recognized amount.

The liability for future Aronora Royalty Milestones, Kuros Sales Milestones, and Affitech Sales Milestones will be recorded when the amounts, by product, are estimable and probable. The liability for future ObsEva Non-Sales Milestones, ObsEva Sales Milestones and Merck KGaA royalties will be recorded at the time that the corresponding underlying revenue under the Organon License Agreement is recognized. As of March 31, 2023, none of these Aronora Royalty Milestones, Kuros Sales Milestones, Affitech Sales Milestones, ObsEva Non-Sales Milestones, ObsEva Sales Milestones, or Merck KGaA royalties were assessed to be probable and as such, no liability was recorded on the condensed consolidated balance sheet.

Arbitration Proceeding

In June 2021, the Company initiated a binding arbitration proceeding with one of its licensees (the “Licensee”) at the American Arbitration Association/International Centre for Dispute Resolution, seeking milestone and royalty payments under its license agreement. A hearing before a panel of arbitrators was held in November 2022, and the parties submitted post-hearing briefs. On March 21, 2023, the Company received an adverse decision in this arbitration proceeding. The panel of arbitrators declined to award the Company damages and ruled that the license agreement has expired. The panel ruled that the Company is responsible for the Licensee’s costs as well as arbitrators’ and administrative fees previously incurred by the Licensee of $4.1 million.

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

Stock Options and Other Benefit Plans

2010 Plan Stock Options

Stock options issued under the 2010 Plan generally vest monthly over three years for employees and one year for directors. Stock options held by employees who qualify for retirement age (defined as employees that are a minimum of 55 years of age and the sum of their age plus years of full-time employment with the Company exceeds 70 years) vest on the earlier of scheduled vest date or the date of retirement.

Stock Option Inducement Awards

On December 30, 2022, the Board appointed Owen Hughes as Executive Chairman of the Board and Interim CEO (principal executive officer) and Bradley Sitko as the Company’s Chief Investment Officer, effective as of January 1, 2023. Pursuant to the terms of their respective employment agreements, Mr. Hughes and Mr. Sitko were each granted two separate awards of non-qualified stock options on January 3, 2023 (collectively, the “Stock Option Inducement Awards”) when the Company’s stock price was $18.66 per share. The Stock Option Inducement Awards were granted to Mr. Hughes and Mr. Sitko outside the 2010 Plan as an inducement material to entering into their respective employment with the Company in accordance with Nasdaq Listing Rule 5635(c)(4) but are subject to the terms and conditions of the 2010 Plan.

On January 3, 2023, the Company granted Mr. Hughes two separate non-qualified stock options to purchase: (i) 100,000 shares of the Company’s common stock at a fair market value exercise price of $18.66 per share that will vest in a series of four equal installments on March 31, 2023, June 30, 2023, September 30, 2023 and December 31, 2023 and (ii) 75,000 shares of the Company’s common stock at an above fair market value exercise price of $30.00 per share that will vest in a series of 36 successive equal monthly installments measured from January 1, 2023.

On January 3, 2023, the Company granted Mr. Sitko two separate non-qualified stock options to purchase: (i) 300,000 shares of the Company’s common stock at a fair market value exercise price of $18.66 per share and (ii) 250,000 shares of the Company’s common stock at an above fair market value exercise price of $30.00 per share. Twenty-five percent of the shares subject to Mr. Sitko’s option grants will vest and become exercisable on January 3, 2024, and the balance of the shares will vest and become exercisable in a series of 36 successive equal monthly installments thereafter.

Fair Value Assumptions

The fair value of the stock options granted under the 2010 Plan during the three months ended March 31, 2023 and 2022, was estimated based on the following weighted average assumptions:

	Three Months Ended March 31,
	2023	2022
Dividend yield	n/a	0%
Expected volatility	n/a	70%
Risk-free interest rate	n/a	1.89%
Expected term	n/a	5.66 years

No stock options were granted under the 2010 Plan during the three months ended March 31, 2023. The weighted-average grant-date fair value per share of the options granted under the 2010 Plan during the three months ended March 31, 2022 was $12.64.

The fair value of the stock options granted to Mr. Hughes and Mr. Sitko at an exercise price of $18.66 per share during the three months ended March 31, 2023, was estimated based on the following weighted average assumptions:

	Three Months Ended March 31,
	2023	2022(1)
Dividend yield	0%	n/a
Expected volatility	69%	n/a
Risk-free interest rate	3.92%	n/a
Expected term	5.79 years	n/a

(1)	No Stock Option Inducement Awards were granted during the three months ended March 31, 2022.

The weighted-average grant-date fair value per share of options granted to Mr. Hughes and Mr. Sitko at an exercise price of $18.66 per share during the three months ended March 31, 2023 was $11.91.

The fair value of the stock options granted to Mr. Hughes and Mr. Sitko at an exercise price of $30.00 per share during the three months ended March 31, 2023 was estimated based on the following weighted average assumptions:

	Three Months Ended March 31,
	2023	2022(1)
Dividend yield	0%	n/a
Expected volatility	91%	n/a
Risk-free interest rate	3.86%	n/a
Expected term	8.01 years	n/a

(1)  No Stock Option Inducement Awards were granted during the three months ended March 31, 2022.

The weighted-average grant-date fair value per share of options granted to Mr. Hughes and Mr. Sitko at an exercise price of $30.00 per share during the three months ended March 31, 2023 was $14.68.

The activity for all stock options for the three months ended March 31, 2023, was as follows:

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Contractual	Intrinsic
	Number of	Price	Remaining Term	Value
	shares	Per Share	(in years)	(in thousands)
Outstanding at January 1, 2023	2,025,542	$20.24	6.10	$10,804
Granted	725,000	23.74
Exercised	—	—
Forfeited, expired or cancelled	(43,998)	38.68
Outstanding at March 31, 2023	2,706,544	$20.88	6.84	$15,134
Exercisable at March 31, 2023	1,773,379	$19.37	5.42	$13,914

No stock options were exercised during the three months ended March 31, 2023. The aggregate intrinsic value of stock options exercised during the three months ended March 31, 2022 was $2.0 million.

As of March 31, 2023, $11.6 million of total unrecognized compensation expense related to stock options is expected to be recognized over a weighted average period of 2.96 years.

Stock-based Compensation Expense

All stock-based compensation expense is recorded in G&A expense. The following table shows total stock-based compensation expense for stock options issued under the 2010 Plan, the Stock Option Inducement Awards and ESPP in the condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended March 31,
	2023	2022
Total stock-based compensation expense included in G&A	$1,570	$978

Employee Retention Bonus

In October 2022, the Company approved the Amended Retention Plan which provides that each of its then current employees, excluding the CEO, will be eligible to receive a cash retention bonus if employed through each of two periods: (1) the three-month anniversary of November 1, 2022 (the “Initial Period”) and (2) the nine-month period immediately following the Initial Period. All other terms of the Amended Retention Plan remain consistent with the Retention Plan. The Company is accruing and recognizing the cost of the cash retention bonus as expense on a straight-line basis from November 1, 2022 through October 31, 2023.

The Company paid $0.2 million of cash retention bonuses accrued over the Initial Period in January 2023. Pursuant to the Amended Retention Plan, as of March 31, 2023, the Company expects to pay an additional $0.5 million in cash in 2023 related to the cash retention bonuses. The Company recognized $0.2 million for cash retention bonuses in operating expenses in the condensed consolidated statement of operations and comprehensive loss during the three months ended March 31, 2023 and will recognize the remaining amount of $0.4 million for cash retention bonuses in operating expenses through October 31, 2023. The Company accrued cash retention bonuses in accrued and other liabilities in the condensed consolidated balance sheets were $0.1 million as of March 31, 2023 and December 31, 2022.

James R. Neal Departure and Continuity Incentive

James R. Neal retired as the Company’s CEO effective as of December 31, 2022 (the “Departure Date”) and resigned as a member of the Board and Chairman of the Board, effective as of January 1, 2023. Pursuant to Mr. Neal’s Amended and Restated Employment Agreement, dated December 15, 2021, by and between the Company and Mr. Neal, following the Departure Date, Mr. Neal is entitled to a cash payment of $1.2 million (the “Continuity Incentive”) which will be made in equal monthly installments starting in January 2023 through December 2023, less deductions and withholdings. The Company accrued the full $1.2 million Continuity Incentive in operating expenses in the consolidated statement of operations and comprehensive loss during the year ended December 31, 2022. The unpaid accrued Continuity Incentive recorded in accrued and other liabilities in the condensed consolidated balance sheets as of March 31, 2023 and December 31, 2022 was $0.9 million and $1.2 million, respectively.

11. Capital Stock

Dividends

During the three months ended March 31, 2023, the Company’s Board of Directors declared and paid cash dividends on the Company’s Series A Preferred Stock and Series B Depositary shares as follows:

	Series A Preferred Stock	Series B Depositary Share
	Cash Dividend Declared	Cash Dividend Declared
Dividend Declaration Date	($ per share)	($ per share)	Dividend Payment Date
October 26, 2022	$0.53906	$0.52344	January 17, 2023
February 22, 2023	$0.53906	$0.52344	April 17, 2023

BVF Ownership

As of March 31, 2023, BVF owned approximately 31.7% of the Company’s total outstanding shares of common stock, and if all the Series X convertible preferred shares were converted, BVF would own 52.5% of the Company’s total outstanding shares of common stock. The Company’s Series A Preferred Stock becomes convertible upon the occurrence of specific events and as of March 31, 2023, the contingency was not met, therefore the Series A Preferred Stock owned by BVF is not included in the as-converted ownership calculation. Due to its significant equity ownership, BVF is considered a related party of the Company.

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

12. Income Taxes

No provision was made for federal income tax, since the Company has incurred net operating losses during the three months ended March 31, 2023 and 2022. The Company continues to maintain a full valuation allowance against its remaining net deferred tax assets.

The Company has a total of $5.9 million of gross unrecognized tax benefits, none of which would affect the effective tax rate upon realization as it currently has a full valuation allowance against its net deferred tax assets. The reversal of related deferred tax assets will be offset by a valuation allowance, should any of these uncertain tax positions be favorably settled in the future.

The Company does not expect its unrecognized tax benefits to change significantly over the next twelve months. The Company will recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. Through March 31, 2023, the Company has not accrued interest or penalties related to uncertain tax positions.

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

Forward-looking statements are inherently uncertain and you should not place undue reliance on these statements, which speak only as of the date that they were made. These cautionary statements should be considered in connection with any written or oral forward-looking statements that we may issue in the future. We do not undertake any obligation to release publicly any revisions to these forward-looking statements after completion of the filing of this Quarterly Report on Form 10-Q to reflect later events or circumstances or to reflect the occurrence of unanticipated events.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based on information available to us as of the date of this Quarterly Report on Form 10-Q. While we believe that information provides a reasonable basis for these statements, that information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely on these statements.

All references to “portfolio” in this Quarterly Report on Form 10-Q are to milestone and/or royalty rights associated with a basket of drug products in development.

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

The following discussion and analysis should be read in conjunction with the unaudited financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with the audited consolidated financial statements and related notes thereto included as part of our Annual Report on Form 10-K for the year ended December 31, 2022.

Overview

XOMA is a biotech royalty aggregator. We have a sizable portfolio of economic rights to future potential milestone and royalty payments associated with partnered commercial and pre-commercial therapeutic candidates. Our portfolio was built through the acquisition of rights to future milestones and royalties that we have made since the royalty aggregator business model was implemented in 2017 combined with out-licensing our proprietary products and platforms from our legacy discovery and development business. Our drug royalty aggregator business is primarily focused on early to mid-stage clinical assets, primarily in Phase 1 and 2, with significant commercial sales potential that are licensed to large-cap partners. We expect that most of our future revenue will be based on payments we may receive for milestones and royalties related to these programs.

The generation of future revenues related to licenses, milestones, and royalties is dependent on the achievement of milestones or product sales by our existing licensees. We generated net loss of $17.1 million and negative cash flows from operations of $12.9 million for the year ended December 31, 2022. We generated net loss of $9.8 million and negative cash flows from operations of $4.9 million for the three months ended March 31, 2023, and we had an accumulated deficit of $1.2 billion as of March 31, 2023.

Recent Business Developments

Portfolio Updates – Royalty and Commercial Payment Purchase Agreements

In March 2023, we entered into the Aptevo CPPA, pursuant to which we acquired the full commercial payment stream and a portion of the milestone rights to IXINITY, which is marketed by Medexus for the control and prevention of bleeding episodes and postoperative management in people with Hemophilia B, from Aptevo.  In the second quarter of 2023, we will begin receiving a mid-single digit percentage payment stream on all IXINITY sales from January 1, 2023, into the first quarter of 2035, and also will be entitled to milestone payments. Under the terms of the Aptevo CPPA, we paid Aptevo a $9.6 million upfront payment and will pay an additional $50,000 if our receipts for the commercial payment stream of IXINITY during the first quarter of 2023 exceed $0.5 million.

In February 2023, we received $2.4 million, representing our commercial payment stream from sales of VABYSMO during the last six months of 2022 under the Affitech CPPA.

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

There have been no significant changes in our critical accounting estimates during the three months ended March 31, 2023, as compared with those previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 9, 2023.

Our significant accounting policies are included in “Note 2 – Basis of Presentation and Significant Accounting Policies” in our Condensed Consolidated Financial Statements.

Results of Operations

Revenues

Total revenues for the three months ended March 31, 2023 and 2022, were as follows (in thousands):

	Three Months Ended
	March 31,
	2023	2022	Change
Revenue from contracts with customers	$—	$2,750	$(2,750)
Revenue recognized under units-of-revenue method	437	357	80
Total revenues	$437	$3,107	$(2,670)

Revenue from Contracts with Customers

Revenue from contracts with customers includes upfront fees, annual license fees and milestone payments related to the out-licensing of our legacy product candidates and technologies. The decrease for the three months ended March 31, 2023, as compared to the same period in 2022, was primarily due to $2.0 million in revenue recognized in the first quarter of 2022 related to a milestone event under our Rezolute license agreement and a $0.8 million milestone earned pursuant to the Takeda Collaboration Agreement, while no such revenue was recognized during the three months ended March 31, 2023.

Revenue Recognized under Units-of-Revenue Method

Revenues recognized under the units-of-revenue method include the amortization of unearned revenue from the sale of royalty interests to HCRP in 2016. Revenues for the three months ended March 31, 2023 remained consistent with the same period in 2022 due to comparable sales of products underlying the agreements with HCRP.

R&D Expenses

R&D expenses were $54,000 for the three months ended March 31, 2023, which was consistent with $56,000 for the same period in 2022. We do not expect to incur substantial R&D expenses related to internally developed programs due to the focus on our royalty aggregator business model.

G&A Expenses

G&A expenses include salaries and related personnel costs, professional fees, and facilities costs.

G&A expenses were $6.2 million for the three months ended March 31, 2023, compared with $5.1 million for the same period in 2022. The increase of $1.1 million was primarily due to a $0.6 million increase in stock-based compensation expense and a $0.3 million increase in consulting and legal costs.

Arbitration Settlement Costs

Arbitration settlement costs of $4.1 million accrued during the three months ended March 31, 2023, consisted of the costs incurred related to the arbitration proceeding settlement with one of our licensees.

Other Income (Expense)

Other Income (Expense), Net

The following table shows the activity in other income (expense), net for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended
	March 31,
	2023	2022	Change
Other income (expense), net
Investment income	$381	$15	$366
Change in fair value of equity securities	(24)	(226)	202
Other	—	(4)	4
Total other income (expense), net	$357	$(215)	$572

The change in fair value of equity securities is due to the change in market price of equity securities we own in shares of Rezolute’s common stock. Investment income increased $0.4 million in the three months ended March 31, 2023, compared with the same period in 2022 due to higher market interest rates.

Provision for Income Taxes

We recorded no provision for federal income tax, since we incurred net operating losses during the three months ended March 31, 2023 and 2022. We continue to maintain a full valuation allowance against our remaining net deferred tax assets. We had a total of $5.9 million of gross unrecognized tax benefits, none of which would impact our effective tax rate to the extent that we continue to maintain a full valuation allowance against our deferred tax assets. We do not expect our unrecognized tax benefits to change significantly over the next twelve months.

Liquidity and Capital Resources

The following table summarizes our unrestricted cash and cash equivalents, our working capital and our cash flow activities as of and for each of the periods presented (in thousands):

	March 31,	December 31,
	2023	2022	Change
Cash and cash equivalents	$44,300	$57,826	$(13,526)
Working capital	$34,979	$54,435	$(19,456)

	Three Months Ended March 31,
	2023	2022	Change
Net cash used in operating activities	$(4,924)	$(1,009)	$(3,915)
Net cash used in investing activities	(7,234)	(5,000)	(2,234)
Net cash used in financing activities	(1,368)	(735)	(633)
Net decrease in cash, cash equivalents and restricted cash	$(13,526)	$(6,744)	$(6,782)

Net cash used in operating activities for the three months ended March 31, 2023, was $4.9 million due to our operating expenses of $10.6 million, excluding non-cash expenses of $2.0 million including stock-based compensation of $1.6 million, and further offset by a $2.9 million change in assets and liabilities. Net cash used in operating activities for the three months ended March 31, 2022 was due to our operating expenses of $5.2 million, excluding non-cash expenses including stock-based compensation of $1.0 million, partially offset by a $2.0 million milestone payment received from Rezolute and a $0.8 million milestone payment received from Takeda.

Net cash used in investing activities for the three months ended March 31, 2023, was $7.2 million due to the $9.6 million payment to Aptevo for the acquisition of payment rights pursuant to the Aptevo CPPA in March 2023, partially offset by the $2.4 million commercial payment from sales of VABYSMO. Net cash used in investing activities for the three months ended March 31, 2022 of $5.0 million was due to the $5.0 million milestone payment pursuant to the Affitech CPPA in January 2022.

Net cash used in financing activities for the three months ended March 31, 2023, of $1.4 million was due to the payment of dividends on our Series A and Series B Preferred Stock. Net cash used in financing activities for the three months ended March 31, 2022 of $0.7 million was primarily due to the payment of dividends on our Series A and Series B Preferred Stock of $1.4 million, partially offset by the receipt of net cash provided from the exercise of stock options after related tax payments.

Capital Resources

We have incurred significant operating losses since our inception and as of March 31, 2023, we had an accumulated deficit of $1.2 billion.  As of March 31, 2023, we had $44.3 million in cash and cash equivalents. Based on our current cash balance and our ability to control discretionary spending, such as royalty acquisitions, we have evaluated and concluded our financial condition is sufficient to fund our planned operations, commitments, and contractual obligations for a period of at least one year following the filing date of this report.

SVB was closed on March 10, 2023, by the California Department of Financial Protection and Innovation, which appointed the FDIC as receiver. At the time of closing, we maintained approximately $4.5 million of our cash and cash equivalents in accounts with SVB. On March 12, 2023, the U.S. Treasury, Federal Reserve, and FDIC announced that depositors would have access to all of their money starting March 13, 2023. We had full access to the $3.7 million cash and cash equivalents held at SVB as of March 31, 2023.

We have primarily financed our operations and acquisitions through the issuance of our common stock, Series A and Series B Preferred Stock, and amounts received as milestone payments under our license agreements. The generation of future revenues related to licenses, milestones, and royalties is dependent on the achievement of milestones or product sales by our existing licensees. Milestone payments earned in prior periods are not indicative of anticipated milestones in future periods. We may seek additional capital through the use of our 2018 Common Stock ATM Agreement or 2021 Series B Preferred Stock ATM Agreement (see Note 11 of the Condensed Consolidated Financial Statements), or through other public or private debt or equity transactions. Our ability to raise additional capital in the equity and debt markets, should we choose to do so, is dependent on a number of factors, including, but not limited to, the market demand for our common and preferred stock, which are subject to a number of development and business risks and uncertainties, our creditworthiness and the uncertainty that we would be able to raise such additional capital at a price or on terms that are favorable to us. If we are unable to raise additional funds when we need them, our business and operations may be adversely affected.

Material Cash Requirements

Our material cash requirements in the short and long term consist of the following expenditures:

Operating expenditures: Our primary uses of cash and operating expenses relate to employee and related costs, consultants to support our administrative and business development efforts, legal and accounting services, insurance, investor relations and IT services. Our planned spending includes costs to satisfy the Continuity Incentive related to the departure of Mr. Neal as CEO in December 2022, increased personnel-related costs associated with the appointment of our new Executive Chairman and Chief Investment Officer, and payments of our employee retention bonuses.  In addition, in March 2023, we received an adverse decision in an arbitration proceeding in which the arbitrators ruled we are responsible for the costs incurred by the counter-party.  We paid these costs of $4.1 million in April 2023.

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

We have potential contingent consideration of $0.1 million recorded on our consolidated balance sheets as of March 31, 2023, for milestone and one-time payments due under our agreements with Bioasis and Aptevo. We have evaluated and concluded our existing capital resources are adequate to meet those needs.

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

Collaborative Agreements, Royalties and Milestone Payments: We have committed to make potential future milestone payments and legal fees to third parties as part of licensing and development programs. Payments under these agreements become due and payable only upon the achievement of certain developmental, regulatory and commercial milestones by our licensees. Because it is uncertain if and when these milestones will be achieved, such contingencies, aggregating up to $6.3 million (assuming one product per contract meets all milestone events) have not been recorded on our condensed consolidated balance sheet as of March 31, 2023. We are unable to determine precisely when and if our payment obligations under the agreements will become due as these obligations are based on milestone events, the achievement of which is subject to a significant number of risks and uncertainties.  All payments due will be funded by a portion of the related milestone or royalty revenue we receive or will be reimbursed by our licensees.

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

***

Changes in Commitments and Contingencies

Our commitments and contingencies were reported in our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC. Except as described below, there have been no material changes from the commitment and contingencies previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.

In June 2021, we initiated a binding arbitration proceeding with one of our licensees (the “Licensee”) at the American Arbitration Association/International Centre for Dispute Resolution, seeking milestone and royalty payments under our license agreement. A hearing before a panel of arbitrators was held in November 2022, and the parties submitted post-hearing briefs. On March 21, 2023, we received an adverse decision in this arbitration proceeding. The panel of arbitrators declined to award us damages and ruled that the license agreement has expired. The panel ruled that we are responsible for the Licensee’s costs as well as arbitrators’ and administrative fees previously incurred by the Licensee of $4.1 million.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and are not required to provide the information required under this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Controls and Procedures

We have established disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act. Our Interim Chief Executive Officer (Principal Executive Officer) and our Chief Financial Officer have concluded, based on the evaluation of the effectiveness of our disclosure controls and procedures by our management, with the participation of our Interim Chief Executive Officer (Principal Executive Officer) and our Chief Financial Officer, as of the end of the period covered by this report, that our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control

There have been no changes in our internal controls over financial reporting as defined in Rule 13a-15(f) under the Exchange Act during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In June 2021, we initiated a binding arbitration proceeding with one of our licensees (the “Licensee”) at the American Arbitration Association/International Centre for Dispute Resolution, seeking milestone and royalty payments under our license agreement. A hearing before a panel of arbitrators was held in November 2022, and the parties submitted post-hearing briefs. On March 21, 2023, we received an adverse decision in this arbitration proceeding. The panel of arbitrators declined to award us damages and ruled that the license agreement has expired. The panel ruled that we are responsible for the Licensee’s costs as well as arbitrators’ and administrative fees previously incurred by the Licensee of $4.1 million.

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

We have marked with an asterisk (*) those risks described below that reflect substantive changes from, or additions to, the risks described in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

We have incurred significant operating losses and negative cash flows from operations since our inception. We generated net loss of $9.8 million and negative cash flows from operations of $4.9 million for the three months ended March 31, 2023, and we had an accumulated deficit of $1.2 billion as of March 31, 2023. We do not know whether we will ever achieve sustained profitability or whether cash flow from future operations will be sufficient to meet our needs.

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

Unstable market and global economic conditions, including adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults or non-performance by financial institutions or transactional counterparties, may have adverse consequences on our business, financial condition and stock price.*

The global credit and financial markets have experienced volatility, including as a result of the COVID-19 pandemic, changes in interest rates, and economic inflation, which has included diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, high inflation, uncertainty about economic stability and changes in unemployment rates. The financial markets and the global economy may also be adversely affected by the current or anticipated impact of military conflict, acts of terrorism or other geopolitical events. Sanctions imposed by the United States and other countries in response to such conflicts, including the one in Ukraine, may also continue to adversely impact the financial markets and the global economy, and any economic countermeasures by the affected countries or others could heighten market and economic instability. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. Our royalty aggregator strategy may be adversely affected by any such economic downturn, volatile business environment or continued unpredictable and unstable market conditions. Failure to secure any necessary financing in a timely manner could have a material adverse effect on our growth strategy, financial performance and stock price.

In addition, actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank was closed by the California Department of Financial Protection and Innovation, which appointed the FDIC, as receiver. Similarly, on March 12, 2023, Signature Bank and Silvergate Capital Corp. were each swept into receivership.

Although we assess our banking relationships as we believe necessary or appropriate, our access to funding sources in amounts adequate to finance or capitalize our current and projected future business operations could be significantly impaired by factors that affect us, the financial institutions with which we have arrangements directly, or the financial services industry or economy in general. These factors could involve financial institutions or financial services industry companies with which we have financial or business relationships, but could also include factors involving financial markets or the financial services industry generally.

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

As of March 31, 2023, we had issued and outstanding 984,000 shares of Series A Preferred Stock with a liquidation preference of $25.00 per share, plus an amount equal to any accumulated and unpaid dividends up to the date of payment (whether or not declared). Additionally, as of March 31, 2023, we had issued and outstanding 1,600,000 depositary shares, each representing a 1/1000th fractional interest in a share of our Series B Preferred Stock with a liquidation preference of $25,000 per share of Series B Preferred Stock ($25.00 per depositary share), plus an amount equal to any accumulated and unpaid dividends up to the date of payment (whether or not declared). Our preferred stock is senior to our shares of common stock in right of payment of dividends and other distributions. In the event of our bankruptcy, dissolution or liquidation, the holders of our preferred stock must be satisfied before any distributions can be made to our common stockholders.

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

For example, in June 2021, we initiated a binding arbitration proceeding with one of our licensees (the “Licensee”) at the American Arbitration Association/International Centre for Dispute Resolution, seeking milestone and royalty payments under our license agreement. A hearing before a panel of arbitrators was held in November 2022, and the parties submitted post-hearing briefs. On March 21, 2023, we received an adverse decision in this arbitration proceeding. The panel of arbitrators declined to award us damages and ruled that the license agreement has expired. The panel ruled that we are responsible for the Licensee’s costs as well as arbitrators’ and administrative fees previously incurred by the Licensee of $4.1 million.

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

Failure of our potential milestone and royalty providers’ product candidates to meet current Good Manufacturing Practice standards may cause delays in regulatory approval and penalties for noncompliance.

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

We had 11 full-time employees and one part-time employee as of May 4, 2023. We may require additional experienced executive, accounting, legal, administrative and other personnel from time to time in the future. We are highly dependent on principal members of our executive team, the loss of whose services may adversely impact the achievement of our objectives. There is intense competition for the services of these personnel, especially in California.

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

Other legislative changes have also been proposed and adopted since the ACA was enacted. For example, the Budget Control Act of 2011 resulted in aggregate reductions in Medicare payments to providers of up to two percent per fiscal year, starting in 2013 and, due to subsequent legislative amendments to the statute, will remain in effect until 2032 unless additional Congressional action is taken. In addition, the American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several types of providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Such laws, and others that may affect our business that have been recently enacted or may in the future be enacted, may result in additional reductions in Medicare and other healthcare funding.

Also, there has been heightened governmental scrutiny recently in the U.S. over pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. For example, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the Department of Health and Human Services, or HHS, released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue to advance these principles. In addition, the IRA, among other things, (i) directs the Secretary of HHS to negotiate the price of certain high-expenditure, single-source drugs and biologics covered under Medicare Part B and Medicare Part D, and subjects drug manufacturers to civil monetary penalties and a potential excise tax by offering a price that is not equal to or less than the negotiated “maximum fair price” under the law, and (ii) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has and will continue to issue and update guidance as these programs are implemented. These provisions will take effect progressively starting in fiscal year 2023, although they may be subject to legal challenges. It is currently unclear how the IRA will be implemented but it is likely to have a significant impact on the pharmaceutical industry. Further, in response to the Biden administration’s October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the Center for Medicare and Medicaid Innovation which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future. In addition, beginning in 2023, Centers for Medicare & Medicaid Services, or CMS, will require manufacturers to refund CMS for certain discarded amounts of single-dose container and single-use package drugs. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, and restrictions on certain product access. In some cases, such legislation and regulations have been designed to encourage importation from other countries and bulk purchasing.

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

There can be no assurance that the market price of our common stock will not decline below its present market price. Additionally, there may not be an active trading market for our common stock, Series A Preferred Stock or depositary shares representing interests in our Series B Preferred Stock. The market prices of biotechnology companies have been and are likely to continue to be highly volatile. Fluctuations in our operating results and general market conditions for biotechnology stocks could have a significant impact on the volatility of our stock price or the existence of an active trading market for our common stock, Series A Preferred Stock or depositary shares representing interests in our Series B Preferred Stock. We have experienced significant volatility in the price of our common stock. From January 1, 2023, through May 4, 2023, the share price of our common stock has ranged from a high of $23.51 to a low of $17.50. From January 1, 2023, through May 4, 2023, the share price of our Series A Preferred Stock has ranged from a high of $25.48 to a low of $23.55. From January 1, 2023, through May 4, 2023, the share price of our Series B Preferred Stock has ranged from a high of $25.37 to a low of $23.00. Additionally, we have two significant holders of our common stock that could affect the liquidity of our stock and have a significant negative impact on our stock price if the holders were to quickly sell their ownership positions.

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

As of March 31, 2023, there were 5,003 shares of Series X preferred stock issued and outstanding. Each share of Series X preferred stock is convertible into 1,000 shares of registered common stock. The total number of shares of common stock issuable upon conversion of all issued Series X preferred stock would be 5,003,000 shares. Each share is convertible at the option of the holder at any time, provided that the holder will be prohibited from converting into common stock if, as a result of such conversion, the holder, together with its affiliates, would beneficially own a number of shares above a conversion blocker, which was initially set at 19.99% of our total common stock then issued and outstanding immediately following the conversion of such shares. A holder of Series X preferred shares may elect to increase or decrease the conversion blocker above or below 19.99% on 61 days’ notice, provided the conversion blocker does not exceed the limits under Nasdaq Marketplace Rule 5635(b), to the extent then applicable. If holders of our Series X convertible preferred stock elect to convert their preferred shares into common stock such conversion would dilute our currently outstanding common stock both in number and in earnings per share. BVF (and its affiliates), as current holders of all shares of our Series X preferred stock, would, if they converted all such shares to common stock, obtain majority voting control of the Company. As of March 31, 2023, BVF owned approximately 31.7% of our total outstanding shares of common stock, and if all of the Series X convertible preferred shares were converted, BVF would own 52.5% of our total outstanding shares of common stock. Additionally, as of March 31, 2023, we had issued and outstanding 984,000 shares of Series A Preferred Stock and 1,600,000 depositary shares, each representing a 1/1000th fractional interest in a share of our Series B Preferred Stock.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

		Incorporation By Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

3.1	Certificate of Incorporation of XOMA Corporation	8-K	000-14710	3.1	01/03/2012

3.2	Certificate of Amendment of Certificate of Incorporation of XOMA Corporation	8-K	000-14710	3.1	05/31/2012

3.3	Certificate of Amendment of Amended Certificate of Incorporation of XOMA Corporation	8-K	000-14710	3.1	05/28/2014

3.4	Certificate of Amendment to the Amended Certificate of Incorporation of XOMA Corporation	8-K	000-14710	3.1	10/18/2016

3.5	Certificate of Designation of Preferences, Rights and Limitations of Series X Convertible Preferred Stock	8-K	000-14710	3.1	02/16/2017

3.6	Certificate of Designation of Preferences, Rights and Limitations of 8.625% Series A Cumulative Perpetual Preferred Stock	8-K	000-14710	3.1	12/11/2020

3.7	Certificate of Designation of Preferences, Rights and Limitations of 8.375% Series B Cumulative Perpetual Preferred Stock	8-K	000-39801	3.1	04/08/2021

3.8	Certificate of Correction of the Certificate of Designation of 8.375% Series B Cumulative Perpetual Preferred Stock dated June 9, 2021	10-Q	001-39801	3.8	08/05/2021

3.9	Certificate of Amendment to the Certificate of Designation of 8.375% Series B Cumulative Perpetual Preferred Stock of XOMA Corporation.	8-K	001-39801	3.1	08/05/2021

3.10	By-laws of XOMA Corporation	8-K	000-14710	3.2	01/03/2012

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, 3.5, 3.6, 3.7, 3.8, 3.9 and 3.10

4.2	Specimen of Common Stock Certificate	8-K	000-14710	4.1	01/03/2012

4.3	Deposit Agreement, dated effective April 9, 2021, by and among XOMA Corporation, American Stock Transfer & Trust Company, LLC, as depositary, and the holders of the depositary receipts issued thereunder	8-K	000-39801	4.1	04/08/2021

4.4	Form of Warrant (May 2018 Warrant)	10-Q	000-14710	4.6	08/07/2018

4.5	Form of Warrant (March 2019 Warrant)	10-Q	000-14710	4.7	05/06/2019

10.1*	Officer Employment Agreement, dated January 3, 2023, between XOMA Corporation and Owen Hughes	10-K	001-39801	10.15	03/09/2023

10.2*	Officer Employment Agreement, dated January 3, 2023, between XOMA Corporation and Bradley Sitko	10-K	001-39801	10.16	03/09/2023

10.3*	Inducement Stock Option Agreement, by and between XOMA Corporation and Owen Hughes	S-8	333-269459	99.2	01/30/2023

10.4*	Inducement Stock Option Agreement, by and between XOMA Corporation and Owen Hughes	S-8	333-269459	99.3	01/30/2023

Incorporation By Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

10.5*	Inducement Stock Option Agreement, by and between XOMA Corporation and Bradley Sitko	S-8	333-269459	99.4	01/30/2023

10.6*	Inducement Stock Option Agreement, by and between XOMA Corporation and Bradley Sitko	S-8	333-269459	99.5	01/30/2023

10.7+#	Payment Interest Purchase Agreement, dated March 29, 2023, by and between Aptevo Therapeutics Inc. and XOMA (US) LLC

31.1+	Certification of Executive Chairman, as required by Rule 13a-14(a) or Rule 15d-14(a)

31.2+	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)

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

XOMA Corporation

Date: May 9, 2023	By:	/s/ OWEN HUGHES
Owen Hughes Executive Chairman of the Board of Directors and Interim Chief Executive Officer

Date: May 9, 2023	By:	/s/ THOMAS BURNS
Thomas Burns Senior Vice President, Finance and Chief Financial Officer (Principal Financial and Principal Accounting Officer)