Form 10-Q
period 2023-06-30
XOMA Corp
filed 2023-08-08
CIK 791908

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 3, 2023, the registrant had 11,472,808 shares of common stock, $0.0075 par value per share, outstanding.

XOMA CORPORATION

FORM 10-Q

GLOSSARY OF TERMS AND ABBREVIATIONS

Abbreviations	Definition
2010 Plan	the Company's 2010 Long Term Incentive and Stock Award Plan, as amended
2018 Common Stock ATM Agreement	At The Market Issuance Sales Agreement with HCW dated December 18, 2018
2021 Series B Preferred Stock ATM Agreement	At The Market Issuance Sales Agreement with B. Riley dated August 5, 2021
‘40 Act	Investment Company Act of 1940
AAA	Assignment and Assumption Agreement
ACA	The Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010
Affimed	Affimed N.V.
Affitech	Affitech Research AS
Affitech CPPA	the Company's Commercial Payment Purchase Agreement with Affitech dated October 6, 2021
Agenus	Agenus, Inc. and certain affiliates
Agenus RPA	the Company's Royalty Purchase Agreement with Agenus dated September 20, 2018
Anti-TGFβ Antibody License Agreement	the Company's License Agreement with Novartis dated September 30, 2015
April 2022 Letter Agreement	the Letter Agreement to Officer Employment Agreement dated August 7, 2017, between XOMA Corporation and Thomas Burns dated April 1, 2022
Aptevo	Aptevo Therapeutics Inc.
Aptevo CPPA	the Company’s Payment Interest Purchase Agreement with Aptevo dated March 29, 2023, referred to herein as “Aptevo Commercial Payment Purchase Agreement” or “Aptevo CPPA”
Aronora	Aronora, Inc.
Aronora RPA	the Company's Royalty Purchase Agreement with Aronora dated April 7, 2019
AstraZeneca	AstraZeneca plc
ASC	Accounting Standards Codification
ASC 326	ASC Topic 326, Financial Instruments – Credit Losses
ASC 450	ASC Topic 450, Contingencies
ASC 606	ASC Topic 606, Revenue from Contracts with Customers
ASC 730	ASC Topic 730, Research and Development
ASC 805	ASC Topic 805, Business Combinations
ASC 815	ASC Topic 815, Derivatives and Hedging
ASC 842	ASC Topic 842, Leases
ASU	Accounting Standards Update
Bayer	Bayer Pharma AG
Bioasis	Bioasis Technologies, Inc. and certain affiliates
Bioasis RPA	the Company's Royalty Purchase Agreement with Bioasis dated February 25, 2019
BLA	Biologic License Application
Black-Scholes Model	Black-Scholes Option Pricing Model
B. Riley	B. Riley Securities, Inc.
BVF	Biotechnology Value Fund, L.P.
CCPA	California Consumer Privacy Act of 2018, collectively the Act and its regulations
CARES	Coronavirus Aid, Relief, and Economic Security
cGMP	current Good Manufacturing Practice
Chiesi	Chiesi Farmaceutici S.p.A.
Chiron	Chiron Corporation
Chiron Collaboration Agreement	the Company's Collaboration Agreement with Chiron dated February 27, 2004, as amended in May 2005, July 2008 and September 2015

Company	XOMA Corporation, including subsidiaries
CPPA	Commercial Payment Purchase Agreement
CPRA	California Privacy Rights Act
EC	European Commission
EMA	European Medicines Agency
ESPP	2015 Employee Stock Purchase Plan, as amended
EU	European Union
FCPA	U.S. Foreign Corrupt Practices Act of 1977, as amended
FDA	U.S. Food and Drug Administration
FDIC	Federal Deposit Insurance Corporation
GAAP	Generally accepted accounting principles
G&A	General and administrative
GDPR	General Data Protection Regulation
Gevokizumab License Agreement	the Company's License Agreement with Novartis dated August 24, 2017
HCRP	Healthcare Royalty Partners II, L.P.
HCW	H.C. Wainwright & Co., LLC
HIPAA	Federal Health Insurance Portability and Accountability Act of 1996
ICE®	Innate cell engager
ImmunityBio	ImmunityBio, Inc. (formerly NantCell, Inc.)
ImmunityBio License Agreement	Out-license agreement to ImmunityBio from LadRx dated July 27, 2017, related to the development and commercialization of Aldoxorubicin, as amended on September 27, 2018
IP	Intellectual Property
Janssen	Janssen Biotech, Inc.
Kuros	Kuros Biosciences AG, Kuros US LLC and Kuros Royalty Fund (US) LLC, collectively
Kuros RPA	the Company's Royalty Purchase Agreement with Kuros dated July 14, 2021
LadRx	LadRx Corporation (formerly CytRx Corporation)
LadRx Agreements	LadRx AAA and LadRx RPA
LadRx AAA	the Company’s Assignment and Assumption Agreement with LadRx dated June 21, 2023
LadRx RPA	the Company’s Royalty Purchase Agreement with LadRx dated June 21, 2023
Medexus	Medexus Pharmaceuticals, Inc.
Merck	Merck Sharp & Dohme Corp
Merck KGaA	Ares Trading SA
Merck KGaA License Agreement

In-license agreement from Merck KGaA to ObsEva related to ebopiprant dated June 10, 2015 and subsequently amended on July 8, 2016 (assumed by the Company as part of the ObsEva IP Acquisition Agreement)

NDA	New Drug Application
NIH	National Institutes of Health
NOL	net operating loss
Novartis	Novartis Pharma AG, Novartis International Pharmaceutical Ltd., Novartis Institutes for Biomedical Research, Inc. and/or Novartis Vaccines and Diagnostics, Inc.
November 2022 Letter Agreement	November 1, 2022 amendment to the April 2022 Letter Agreement
ObsEva	ObsEva SA
ObsEva IP Acquisition Agreement	Company's IP Acquisition Agreement with ObsEva dated November 21, 2022
Ology Bioservices	Ology Bioservices Inc. (formerly Nanotherapeutics Inc., now a wholly owned subsidiary of National Resilience, Inc.)

Organon	Organon International GmbH
Organon License Agreement	Out-license agreement to Organon from ObsEva dated July 26, 2021, related to the development and commercialization of ebopiprant (assumed by the Company as part of the ObsEva IP Acquisition Agreement)
Palo	Palobiofarma, S.L.
Palo RPA	the Company's Royalty Purchase Agreement with Palo dated September 26, 2019
Pfizer	Pfizer, Inc.
PSU	Performance stock unit
R&D	Research and development
Regeneron	Regeneron Pharmaceuticals, Inc.
Amended Retention Plan	October 25, 2022 amendment to the Retention Plan
Retention Plan	Retention and Severance Plan dated March 31, 2022
Rezolute	Rezolute, Inc., formerly Antria Bio, Inc.
Rezolute License Agreement	the Company's License Agreement with Rezolute dated December 6, 2017, as amended in March 2018, January 2019 and March 2020
RPA	Royalty Purchase Agreement
Roche	F. Hoffmann-La Roche AG
SEC	U.S. Securities and Exchange Commission
Second Bioasis RPA	the Company's Royalty Purchase Agreement with Bioasis dated November 2, 2020
Series A Preferred Stock	the 8.625% Series A cumulative, perpetual preferred stock issued in December 2020
Series B Preferred Stock	the 8.375% Series B cumulative, perpetual preferred stock issued in April 2021
Series A and Series B Preferred Stock	Series A Preferred Stock and Series B Preferred Stock, collectively
Series B Depositary Shares	the depositary shares, each representing 1/1000th interest in a share of Series B Preferred Stock
Sonnet	Sonnet BioTherapeutics, Inc., formerly Oncobiologics, Inc.
Sonnet Collaboration Agreement	the Company's Collaboration Agreement with Sonnet dated July 23, 2012, as amended in May 2019
SOX	Sarbanes-Oxley Act of 2002
SVB	Silicon Valley Bank
Takeda	Takeda Pharmaceutical Company Limited
Takeda Collaboration Agreement	the Company's Collaboration Agreement with Takeda dated November 1, 2006, as amended in February 2007 and February 2009
TGFβ	transforming growth factor beta
VABYSMO®	faricimab-svoa
Viracta	Viracta Therapeutics, Inc.
Viracta RPA	the Company's Royalty Purchase Agreement with Viracta dated March 22, 2021
XOMA	XOMA Corporation, a Delaware corporation, including subsidiaries
Zevra	Zevra Therapeutics, Inc. (formerly KemPharm Denmark A/S)
Zevra APA

Asset Purchase Agreement dated May 13, 2011 between LadRx and Orphazyme ApS, and assigned to Zevra as of June 1, 2022, related to the sale of arimoclomol from LadRx to Zevra (assumed by the Company as part of LadRx AAA)

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

XOMA CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	June 30,	December 31,
	2023	2022
	(unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$31,445	$57,826
Short-term equity securities	320	335
Trade and other receivables, net	901	1
Short-term royalty and commercial payment receivables	4,958	2,366
Prepaid expenses and other current assets	799	725
Total current assets	38,423	61,253
Property and equipment, net	5	7
Operating lease right-of-use assets	17	29
Long-term royalty and commercial payment receivables	72,232	63,683
Intangible assets, net	14,701	15,150
Other assets - long term	283	260
Total assets	$125,661	$140,382

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$740	$524
Accrued and other liabilities	1,933	2,918
Contingent consideration under RPAs, AAAs and CPPAs	1,000	75
Operating lease liabilities	17	34
Unearned revenue recognized under units-of-revenue method	2,029	1,899
Preferred stock dividend accrual	1,368	1,368
Total current liabilities	7,087	6,818
Unearned revenue recognized under units-of-revenue method – long-term	8,450	9,550
Total liabilities	15,537	16,368

Commitments and Contingencies (Note 9)

Stockholders’ equity:
Preferred Stock, $0.05 par value, 1,000,000 shares authorized:
8.625% Series A cumulative, perpetual preferred stock, 984,000 shares issued and outstanding at June 30, 2023 and December 31, 2022	49	49
8.375% Series B cumulative, perpetual preferred stock, 1,600 shares issued and outstanding at June 30, 2023 and December 31, 2022	—	—
Convertible preferred stock, 5,003 shares issued and outstanding at June 30, 2023 and December 31, 2022	—	—
Common stock, $0.0075 par value, 277,333,332 shares authorized, 11,472,808 and 11,454,025 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	86	86
Additional paid-in capital	1,307,594	1,306,271
Accumulated deficit	(1,197,605)	(1,182,392)
Total stockholders’ equity	110,124	124,014
Total liabilities and stockholders’ equity	$125,661	$140,382

The accompanying notes are an integral part of these condensed consolidated financial statements.

(Note 1) The condensed consolidated balance sheet as of December 31, 2022, has been derived from the audited consolidated financial statements as of that date included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

XOMA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Revenues:
Revenue from contracts with customers	$1,125	$525	$1,125	$3,275
Revenue recognized under units-of-revenue method	533	458	970	815
Total revenues	1,658	983	2,095	4,090

Operating expenses:
Research and development	39	40	93	96
General and administrative	5,777	5,710	11,973	10,826
Royalty purchase agreement asset impairment	1,575	—	1,575	—
Arbitration settlement costs (Note 3)	—	—	4,132	—
Amortization of intangible assets	224	—	449	—
Total operating expenses	7,615	5,750	18,222	10,922

Loss from operations	(5,957)	(4,767)	(16,127)	(6,832)
Other income (expense), net	557	97	914	(118)
Net loss and comprehensive loss	$(5,400)	$(4,670)	$(15,213)	$(6,950)
Less: accumulated dividends on Series A and Series B preferred stock	(1,368)	(1,368)	(2,736)	(2,736)
Net loss and comprehensive loss attributable to common stockholders, basic and diluted	$(6,768)	$(6,038)	$(17,949)	$(9,686)
Basic and diluted net loss per share attributable to common stockholders	$(0.59)	$(0.53)	$(1.57)	$(0.85)
Weighted average shares used in computing basic and diluted net loss per share attributable to common stockholders	11,466	11,421	11,463	11,376

The accompanying notes are an integral part of these condensed consolidated financial statements.

XOMA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands)

	Series A		Series B		Convertible				Additional		Total
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2022	984	$49	2	$—	5	$—	11,454	$86	$1,306,271	(1,182,392)	$124,014
Issuance of common stock related to 401(k) contribution	—	—	—	—	—	—	7	—	123	—	123
Stock-based compensation expense	—	—	—	—	—	—	—	—	1,570	—	1,570
Preferred stock dividends	—	—	—	—	—	—	—	—	(1,368)	—	(1,368)
Net loss and comprehensive loss	—	—	—	—	—	—	—	—	—	(9,813)	(9,813)
Balance, March 31, 2023	984	$49	2	$—	5	$—	11,461	$86	$1,306,596	$(1,192,205)	$114,526
Exercise of stock options	—	—	—	—	—	—	8	—	153	—	153
Issuance of common stock related to ESPP	—	—	—	—	—	—	3	—	50	—	50
Stock-based compensation expense	—	—	—	—	—	—	—	—	2,163	—	2,163
Preferred stock dividends	—	—	—	—	—	—	—	—	(1,368)	—	(1,368)
Net loss and comprehensive loss	—	—	—	—	—	—	—	—	—	(5,400)	(5,400)
Balance, June 30, 2023	984	$49	2	$—	5	$—	11,472	$86	$1,307,594	$(1,197,605)	$110,124

	Series A		Series B		Convertible				Additional		Total
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2021	984	$49	2	$—	5	$—	11,315	$85	$1,307,030	$(1,165,288)	$141,876
Exercise of stock options	—	—	—	—	—	—	91	1	632	—	633
Issuance of common stock related to 401(k) contribution	—	—	—	—	—	—	4	—	85	—	85
Stock-based compensation expense	—	—	—	—	—	—	—	—	978	—	978
Preferred stock dividends	—	—	—	—	—	—	—	—	(1,368)	—	(1,368)
Net loss and comprehensive loss	—	—	—	—	—	—	—	—	—	(2,280)	(2,280)
Balance, March 31, 2022	984	$49	2	$—	5	$—	11,410	$86	$1,307,357	$(1,167,568)	$139,924
Exercise of stock options	—	—	—	—	—	—	11	—	189	—	189
Issuance of common stock related to ESPP	—	—	—	—	—	—	3	—	45	—	45
Stock-based compensation expense	—	—	—	—	—	—	—	—	836	—	836
Preferred stock dividends	—	—	—	—	—	—	—	—	(1,368)	—	(1,368)
Net loss and comprehensive loss	—	—	—	—	—	—	—	—	—	(4,670)	(4,670)
Balance, June 30, 2022	984	$49	2	$—	5	$—	11,424	$86	$1,307,059	$(1,172,238)	$134,956

The accompanying notes are an integral part of these condensed consolidated financial statements.

XOMA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(15,213)	$(6,950)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	3,733	1,815
Royalty purchase agreement asset impairment	1,575	—
Change in fair value of contingent consideration under RPAs, AAAs, and CPPAs	(75)	—
Common stock contribution to 401(k)	123	85
Amortization of intangible assets	449	—
Depreciation	2	3
Non-cash lease expense	97	84
Change in fair value of equity securities	15	251
Changes in assets and liabilities:
Trade and other receivables, net	(900)	204
Prepaid expenses and other assets	(97)	(398)
Accounts payable and accrued liabilities	(769)	582
Income taxes payable	—	(91)
Operating lease liabilities	(102)	(96)
Unearned revenue recognized under units-of-revenue method	(970)	(815)
Net cash used in operating activities	(12,132)	(5,326)

Cash flows from investing activities:
Payments of consideration under RPAs, AAAs and CPPAs	(14,650)	(5,000)
Receipts under RPAs, AAAs and CPPAs	2,934	—
Net cash used in investing activities	(11,716)	(5,000)

Cash flows from financing activities:
Payment of preferred stock dividends	(2,736)	(2,736)
Proceeds from exercise of options and other share-based compensation	208	1,905
Taxes paid related to net share settlement of equity awards	(5)	(1,038)
Net cash used in financing activities	(2,533)	(1,869)

Net decrease in cash, cash equivalents and restricted cash	(26,381)	(12,195)
Cash, cash equivalents and restricted cash at the beginning of the period	57,826	95,377
Cash, cash equivalents and restricted cash at the end of the period	$31,445	$83,182

Supplemental Cash Flow Information:
Cash paid for taxes	$—	$95
Right-of-use assets obtained in exchange for operating lease liabilities	$85	$—
Non-cash investing and financing activities:
Preferred stock dividend accrual	$1,368	$1,368
Estimated fair value of contingent consideration under the LadRx Agreements	$1,000	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

XOMA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Description of Business

XOMA, a Delaware corporation, is a biotech royalty aggregator with a sizable portfolio of economic rights to future potential milestone and royalty payments associated with partnered commercial and pre-commercial therapeutic candidates. The Company’s portfolio was built through the acquisition of rights to future milestones and royalties that the Company has made since the royalty aggregator business model was implemented in 2017 combined with out-licensing its proprietary products and platforms from its legacy discovery and development business. The Company’s drug royalty aggregator business is primarily focused on early to mid-stage clinical assets in Phase 1 and 2 with significant commercial sales potential that are licensed to large-cap partners. The Company expects that most of its future revenue will be based on payments the Company may receive for milestones and royalties related to these programs.

Liquidity and Financial Condition

The Company has incurred significant operating losses and negative cash flows from operations since its inception. As of June 30, 2023, the Company had cash and cash equivalents of $31.4 million.

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

2. Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions among consolidated entities were eliminated upon consolidation. The unaudited condensed consolidated financial statements were prepared in accordance with GAAP in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. As permitted under those rules certain footnotes or other financial information can be condensed or omitted. These condensed consolidated financial statements and related disclosures have been prepared with the assumption that users of the interim financial information have read or have access to the audited consolidated financial statements for the preceding fiscal year. Accordingly, these statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 9, 2023.

These condensed consolidated financial statements have been prepared on the same basis as the Company’s annual consolidated financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal and recurring adjustments that are necessary for a fair statement of the Company’s consolidated financial information. The interim results of operations are not necessarily indicative of the results that may be expected for the full year.

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

Cash and Cash Equivalents

Cash consists of bank deposits held in business checking and interest-bearing deposit accounts. As of June 30, 2023, the Company had a cash balance of $1.3 million and cash equivalent balances of $30.1 million, defined as highly liquid financial instruments that are both readily convertible to known amounts of cash and so near their maturity that they present insignificant risk of changes in value because of changes in interest rates. As of December 31, 2022, the Company had a cash balance of $27.5 million and cash equivalent balances of $30.3 million.

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

The grant date fair value of PSUs with market conditions are determined using the Monte Carlo valuation model. The Company records compensation expenses for PSUs based on graded expense attribution over the requisite service periods.

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

The Company accounts for milestone and royalty rights related to developmental pipeline or recently commercialized products on a non-accrual basis using the cost recovery method. These developmental pipeline products are non-commercialized, non-approved products that require FDA or other regulatory approval, and thus have uncertain cash flows. The recently commercialized products do not have an established reliable sales pattern, and thus have uncertain cash flows. The Company is not yet able to reliably forecast future cash flows given their stages of development and commercialization. The related receivable balance is classified as noncurrent or current based on whether payments are probable and reasonably estimable to be received in the near term. Under the cost recovery method, any milestone or royalty payment received is recorded as a direct reduction of the recorded receivable balance. When the recorded receivable balance has been fully collected, any additional amounts collected are recognized as revenue.

Allowance for Current Expected Credit Losses

The Company evaluates the long-term royalty and commercial payment receivables on a collective, i.e., pool, basis if they share similar risk characteristics. The Company would evaluate a royalty and commercial payment receivable individually if its risk characteristics are not similar to other royalty and commercial payment receivables. The Company reviews public information on clinical trials, press releases and updates from its partners regularly to identify any impairment indicators or changes in expected recoverability of the long-term royalty and commercial payment receivable asset. At each reporting date, if the Company determines expected future cash flows discounted to the current period are less than the carrying value of the asset, the Company will record impairment. The impairment will be recognized as an allowance expense that increases the long-term royalty and commercial payment receivable asset’s cumulative allowance, which reduces the net carrying value of the long-term royalty and commercial payment receivable asset. In a subsequent period, if there is an increase in expected future cash flows, or if the actual cash flows are greater than previously expected, the Company will reduce the previously established cumulative allowance. Amounts not expected to be collected are written off against the allowance at the time that such a determination is made.

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

For the three months ended June 30, 2023, two partners represented 66% and 32% of total revenues. For the six months ended June 30, 2023, two partners represented 53% and 46% of total revenues. For the three months ended June 30, 2022, two partners represented 51% and 47% of total revenues. For the six months ended June 30, 2022, four partners represented 49%, 20%, 18% and 12% of total revenues. One partner represented 100% of the trade receivables, net balance as of June 30, 2023. There were no trade receivables, net balance as of December 31, 2022.

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

3. Condensed Consolidated Financial Statements Details

Equity Securities

Equity securities consisted of an investment in Rezolute’s common stock of $0.3 million for both June 30, 2023 and December 31, 2022 (Note 4).

For the three and six months ended June 30, 2023, the Company recognized a gain of $10,000 and a loss of $15,000, respectively, due to the change in fair value of its investment in Rezolute’s common stock in the other income (expense), net line item of the condensed consolidated statements of operations and comprehensive loss. For the three and six months ended June 30, 2022, the Company recognized a loss of $25,000 and $0.3 million, respectively, due to the change in fair value of its investment.

Intangible assets, net

The following table summarizes cost, accumulated amortization, and net carrying value of the intangible assets as of June 30, 2023 (in thousands):

		Accumulated	Net Carrying
	Cost	Amortization	Value
As of June 30, 2023
Ebopiprant IP (Note 4)	$15,247	$546	$14,701
Total intangible assets	$15,247	$546	$14,701

The following table summarizes cost, accumulated amortization, and net carrying value of the intangible assets as of December 31, 2022 (in thousands):

		Accumulated	Net Carrying
	Cost	Amortization	Value
As of December 31, 2022
Ebopiprant IP (Note 4)	$15,247	$97	$15,150
Total intangible assets	$15,247	$97	$15,150

The remaining life of the intangible assets is 16.4 years. The following table presents the projected amortization expense for the next five years (in thousands):

Intangible Asset
Amortization

2023 (excluding six months ended June 30, 2023)	$448
2024	897
2025	897
2026	897
2027	897
Total	$4,036

Accrued and Other Liabilities

Accrued and other liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2023	2022
Accrued payroll, severance and retention costs	978	1,449
Accrued incentive compensation	604	562
Accrued legal and accounting fees	331	867
Other accrued liabilities	20	40
Total	$1,933	$2,918

Net Loss Per Share Attributable to Common Stockholders

The following is a reconciliation of the numerator (net loss) and the denominator (number of shares) used in the calculation of basic and diluted net loss per share attributable to common stockholders (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator
Net loss	$(5,400)	$(4,670)	$(15,213)	$(6,950)
Less: Series A accumulated dividends	(530)	(530)	(1,061)	(1,061)
Less: Series B accumulated dividends	(838)	(838)	(1,675)	(1,675)
Net loss attributable to common stockholders, basic and diluted	(6,768)	(6,038)	$(17,949)	(9,686)

Denominator
Weighted average shares used in computing basic and diluted net loss per share attributable to common stockholders	11,466	11,421	11,463	11,376
Basic and diluted net loss per share attributable to common stockholders	$(0.59)	(0.53)	$(1.57)	$(0.85)

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

The following table shows the weighted-average shares from outstanding securities considered anti-dilutive and therefore excluded from the computation of diluted net loss per share attributable to common stockholders (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Convertible preferred stock	5,003	5,003	5,003	5,003
Common stock options	1,719	889	1,634	813
Warrants for common stock	6	6	6	6
Total	6,728	5,898	6,643	5,822

For PSUs with market conditions, if the market conditions have not been satisfied by the end of the reporting period, the number of shares that would be issuable based on the market price at the end of the reporting period, as if the end of the reporting period were the end of the contingency period, will be included in the calculation of diluted earnings per share if the effect is dilutive. No shares would be issuable based on the market price of $18.89 per share as of June 30, 2023.

Arbitration Proceeding

In June 2021, the Company initiated a binding arbitration proceeding with one of its licensees (the “Licensee”) at the American Arbitration Association/International Centre for Dispute Resolution, seeking milestone and royalty payments under its license agreement. A hearing before a panel of arbitrators was held in November 2022, and the parties submitted post-hearing briefs. On March 21, 2023, the Company received an adverse decision in this arbitration proceeding. The panel of arbitrators declined to award the Company damages and ruled that the license agreement has expired. The panel ruled that the Company is responsible for the Licensee’s costs as well as arbitrators’ and administrative fees previously incurred by the Licensee of $4.1 million, which the Company paid in April 2023.

4. Licensing and Other Arrangements

ObsEva

On November 21, 2022, the Company entered into the ObsEva IP Acquisition Agreement pursuant to which the Company acquired all of ObsEva’s intellectual property (patents and know-how) and license agreement rights related to ebopiprant, an investigational compound previously licensed by ObsEva from Merck KGaA. The Company also assumed ObsEva’s ongoing rights and obligations under the Organon License Agreement and the Merck KGaA License Agreement. Pursuant to the Organon License Agreement, XOMA is eligible to receive up to $475.0 million in payments for ebopiprant development, commercialization and sales-based milestones. If ebopiprant is successfully commercialized, the Company will be entitled to receive royalties on net sales that range from low to mid-teens from Organon and will be required to make mid-single-digit royalty payments on net sales to Merck KGaA. The Company paid ObsEva a $15.0 million upfront payment at closing and will pay potential earn-out payments of up to $97.5 million for development, regulatory and sales-based milestones, representing a portion of what the Company would receive pursuant to the Organon License Agreement.

The transaction was treated as an acquisition of a finite-lived intangible asset (Note 2). As such, the Company’s cost to acquire said intangible asset of $15.2 million, consisting of $15.0 million cash paid upon closing of the ObsEva IP Acquisition Agreement and direct incremental transaction costs of $0.2 million, was recognized as a long-term asset in the consolidated balance sheet for the year ended December 31, 2022. The estimated useful life of the intangible asset at acquisition represented 17 years. No impairment indicators were identified, and no impairment was recorded as of June 30, 2023 and December 31, 2022. The Company recognized $0.2 million and $0.4 million of amortization expense in the condensed consolidated statement of operations and comprehensive loss for the three and six months ended June 30, 2023, respectively.

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

As of June 30, 2023 and December 31, 2022, there were no contract assets or contract liabilities related to this arrangement. The Company did not recognize any revenue related to this arrangement during the three and six months ended June 30, 2023.

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

As of June 30, 2023 and December 31, 2022, there were no contract assets or contract liabilities related to this arrangement. None of the costs to obtain or fulfill the contract were capitalized. The Company did not recognize any revenue related to this arrangement during the three and six months ended June 30, 2023 and 2022.

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

As of June 30, 2023 and December 31, 2022, there were no contract assets or contract liabilities related to this arrangement, and none of the costs to obtain or fulfill the contract were capitalized. The Company did not recognize any revenue related to this arrangement during the three and six months ended June 30, 2023 and 2022.

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

In January 2022, the Company earned a development milestone pursuant to the Takeda Collaboration and recognized $0.8 million as revenue from contracts with customers in the condensed consolidated statement of operations and comprehensive loss for the six months ended June 30, 2022. No revenue was recognized for the three and six months ended June 30, 2023, or for the three months ended June 30, 2022.

As of June 30, 2023 and December 31, 2022 there were no contract assets or contract liabilities related to this arrangement and none of the costs to obtain or fulfill the contract were capitalized. The Company is eligible to receive remaining milestones up to a total of $16.0 million under the Takeda Collaboration Agreement.

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

No revenue was recognized for the three and six months ended June 30, 2023. The Company recognized no revenue and $2.0 million as revenue from contracts with customers in the condensed consolidated statement of operations and comprehensive loss for the three and six months ended June 30, 2022, respectively.

As of June 30, 2023 and December 31, 2022 there were no contract assets or contract liabilities related to this arrangement. None of the costs to obtain or fulfill the contract were capitalized.

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

As of June 30, 2023 and December 31, 2022, there were no contract assets or contract liabilities related to this arrangement. None of the costs to obtain or fulfill the contract were capitalized.

In April 2023, the Company earned a $0.5 million milestone from Janssen, upon dosing of the first patient in a Phase 3 clinical trial evaluating one of Janssen’s biologic assets. In addition, during the second quarter of 2023, the Company also earned $0.6 million total for three additional milestones pursuant to its agreement with Janssen. The Company recognized milestone revenue of $1.1 million for the three and six months ended June 30, 2023. The Company did not recognize any revenue related to this arrangement during the three and six months ended June 30, 2022.

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

As of June 30, 2023 and December 31, 2022, there were no contract assets or contract liabilities related to this arrangement. None of the costs to obtain or fulfill the contract were capitalized. The Company did not recognize any revenue related to this arrangement during the three and six months ended June 30, 2023 and 2022.

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

The Company recognized $0.5 million and $1.0 million as revenue under the units-of-revenue method under these arrangements during the three and six months ended June 30, 2023, respectively. The Company recognized $0.5 million and $0.8 million as revenue under the units-of-revenue method under these arrangements during the three and six months ended June 30, 2022, respectively.

As of December 31, 2022, the current and non-current portion of the remaining unearned revenue recognized under the units-of-revenue method was $1.9 million and $9.6 million, respectively. As of June 30, 2023, the Company classified $2.0 million and $8.5 million as current and non-current unearned revenue recognized under the units-of-revenue method, respectively.

5. Royalty and Commercial Payment Purchase Agreements

Short-term royalty and commercial payment receivables were $5.0 million and $2.4 million as of June 30, 2023 and December 31, 2022, respectively. Long-term royalty and commercial payment receivables were $72.2 million and $63.7 million as of June 30, 2023 and December 31, 2022, respectively.

LadRx Agreements

On June 21, 2023, the Company entered into the LadRx AAA pursuant to which the Company acquired from LadRx all of its rights, title and interest related to arimoclomol under an asset purchase agreement dated May 13, 2011 between Zevra and LadRx. The Company also entered into the LadRx RPA, pursuant to which the Company acquired the right to receive all of the future royalties, regulatory and commercial milestones as well as other related payments due to LadRx from ImmunityBio related to aldoxorubicin under a license agreement dated July 27, 2017, as amended on September 27, 2018, between ImmunityBio and LadRx.

The purchased rights related to arimoclomol include potential regulatory and commercial milestones of up to $52.5 million (net of certain payment obligations of up to $9.5 million based on a portion of the regulatory and commercial milestone payments) and potential royalty payments in low single-digit percentages of aggregate net sales associated with arimoclomol.

The purchased payments related to aldoxorubicin include potential regulatory and commercial milestones of up to $342.7 million and royalty payments on aggregate net sales of aldoxorubicin in the low to mid-teens for sales of orphan indications and mid to high single-digit percentages on other licensed products.

Upon closing of the LadRx Agreements, the Company paid LadRx an upfront payment of $5.0 million and may pay up to an additional $6.0 million in regulatory and commercial sales milestones which included $5.0 million related to regulatory milestones and $1.0 million related to commercial sales milestones. The Company concluded that the regulatory milestone payments of $5.0 million met the definition of a derivative under ASC 815 and should be accounted for at fair value and recorded as a current liability at the inception of the transaction. The fair value of the regulatory milestone payments was estimated to be $1.0 million. The Company concluded the commercial milestone payment of $1.0 million did not meet the definition of a derivative under ASC 815 and a liability will be recognized when probable and estimable.

At the inception of the LadRx Agreements, the Company recorded $6.0 million as long-term royalty receivables related to the aggregate of the arimoclomol and aldoxorubicin payment rights acquired, which included the $5.0 million upfront payment and $1.0 million for the estimated fair value of the regulatory milestone payments.

Under the cost recovery method, the Company does not expect to recognize any income related to royalties, milestones and other payments until the purchase price has been fully collected. The Company performed its impairment assessment and no allowance for credit losses was recorded as of June 30, 2023.

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

At the inception of the Aptevo CPPA, the Company recorded $9.7 million as long-term royalty receivables which included a $9.6 million upfront payment and a $50,000 one-time payment in its condensed consolidated balance sheet, which would be due if XOMA received more than $0.5 million in receipts for first quarter 2023 sales of IXINITY. At inception of the agreement, the Company concluded the one-time payment of $50,000 was probable and reasonably estimable. Therefore, the payment was recorded as contingent liabilities under ASC 450 in its condensed consolidated balance sheet (the “Aptevo Contingent Consideration”) at inception and was paid in June 2023 when related receipts exceeded $0.5 million.

In June 2023, the Company received $0.6 million from Medexus representing the first commercial payment attributable to net sales of IXINITY that occurred during the first quarter of 2023. In accordance with the cost recovery method, the $0.6 million received was recorded as a direct reduction of the long-term royalty receivable balance.

Based upon limited available information, the Company is unable to reasonably estimate its commercial payment stream from sales of future net sales and the commercial payments to be received during the twelve-month period following the balance sheet date of June 30, 2023 and, as such, no amounts are reflected as short-term royalty and commercial payment receivables.

Under the cost recovery method, the Company does not expect to recognize any income related to milestones and commercial payment received until the purchase price has been fully collected. The Company performed its impairment assessment and no allowance for credit losses was recorded as of June 30, 2023.

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

The Company continues to assess that no further payments are probable to be received under this agreement in the near term. Under the cost recovery method, the Company does not expect to recognize any income related to milestones and royalties received until the purchase price has been fully collected. The Company performed its impairment assessment and no allowance for credit losses was recorded as of June 30, 2023 or December 31, 2022.

Bioasis Royalty Purchase Agreement

On February 25, 2019, the Company entered into the Bioasis RPA, pursuant to which the Company acquired potential future milestone and royalty rights from Bioasis for product candidates that are being developed pursuant to a license agreement between Bioasis and Prothena Biosciences Limited. In addition, the Company was granted options to purchase a 1% royalty right on the next two license agreements entered into between Bioasis and third-party licensees subject to certain payments and conditions as well as a right of first negotiation on the purchase of royalty rights on subsequent Bioasis license agreements with third parties. Upon exercise of the option related to the second license agreement executed by Bioasis, the Company would have been obligated to pay up to $0.3 million per licensed product. Upon exercise of the option related to the third license agreement executed by Bioasis, the Company may be obligated to pay up to $0.4 million per licensed product.

Under the terms of the Bioasis RPA, the Company paid $0.3 million and would have made contingent future cash payments of up to $0.2 million to Bioasis as the licensed product candidates reach certain development milestones (the “Bioasis Contingent Consideration”).

At the inception of the agreement, the Company recorded $0.4 million as long-term royalty receivables in its consolidated balance sheet, including the estimated fair value of the Bioasis Contingent Consideration of $75,000.

On November 2, 2020, the Company entered into the Second Bioasis RPA, pursuant to which the Company acquired potential future milestone and other payments, and royalty rights from Bioasis for product candidates that were being developed pursuant to a research collaboration and license agreement between Bioasis and Chiesi. The Company paid Bioasis $1.2 million upon closing of the Second Bioasis RPA for the purchased rights.

At the inception of the Second Bioasis RPA, the Company recorded $1.2 million as long-term royalty receivables in its consolidated balance sheet.

On June 20, 2023, Bioasis announced the suspension of all its operations and the termination of the research collaboration and license agreement between Bioasis and Chiesi. As a result, the Company recorded an impairment of $1.6 million under royalty purchase agreement asset impairment in its condensed consolidated statement of operations and a reduction of $1.6 million under long-term royalty receivables related to the Bioasis RPA and Second Bioasis RPA. As the impaired amount was not expected to be collected, no allowance for credit losses was recorded as of June 30, 2023. There was no allowance for credit losses recorded as of December 31, 2022. The fair value of the Bioasis Contingent Consideration was reduced to $0 with the change in the estimated fair value recognized in other income (expense), net in the condensed consolidated statement of operations and comprehensive loss.

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

Under the cost recovery method, the Company does not expect to recognize any income related to milestones and royalties received until the purchase price has been fully collected. The Company performed its impairment assessment and no allowance for credit losses was recorded as of June 30, 2023 or December 31, 2022.

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

At the inception of the agreement, the Company recorded $10.0 million as long-term royalty receivables in its consolidated balance sheet. The Company continues to assess that no payments are probable to be received under this agreement in the near term. Under the cost recovery method, the Company does not expect to recognize any income related to royalties received until the purchase price has been fully collected. The Company performed its impairment assessment and no allowance for credit losses was recorded as of June 30, 2023 or December 31, 2022.

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

At the inception of the Viracta RPA, the Company recorded $13.5 million as long-term royalty receivables in its consolidated balance sheet. No payments are probable to be received under the Viracta RPA in the near term. Under the cost recovery method, the Company does not expect to recognize any income related to royalties, milestones and other payments until the purchase price has been fully collected. The Company performed its impairment assessment and no allowance for credit losses was recorded as of June 30, 2023 or December 31, 2022.

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

In May 2022, Regeneron completed its acquisition of Checkmate Pharmaceuticals resulting in a $5.0 million milestone payment to Kuros. Pursuant to the Kuros RPA, the Company is entitled to 50% of the milestone payment, which was received by XOMA in July 2022. In accordance with the cost recovery method, the $2.5 million milestone received was recorded as a direct reduction of the recorded long-term royalty receivable balance. As of June 30, 2023, no payments are probable to be received under the Kuros RPA in the near term.

The Company performed its impairment assessment and no allowance for credit losses was recorded as of June 30, 2023 or December 31, 2022.

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

In February 2023, the Company received $2.4 million, representing its commercial payment stream from sales of VABYSMO during the last six months of 2022. The payment amount was classified as a short-term royalty and commercial payment receivable as of December 31, 2022. In accordance with the cost recovery method, the $2.4 million received in February 2023 was recorded as a direct reduction of the short-term royalty receivable balance as of June 30, 2023.

The Company estimated $5.0 million of commercial payments from sales of VABYSMO during the first six months of 2023 would be received in August 2023, within  twelve-months of the balance sheet date of June 30, 2023 and, as such, reclassified this amount as short-term royalty and commercial payment receivable as of June 30, 2023.

Under the cost recovery method, the Company does not expect to recognize any income related to future commercial payment receipts until the purchase price has been fully collected. The Company performed its impairment assessment and no allowance for credit losses was recorded as of June 30, 2023 or December 31, 2022.

The following table summarizes the royalty and commercial payment receivable activities during the six months ended June 30, 2023 (in thousands):

	Short-Term	Long-Term
Balance at January 1, 2023	$2,366	$63,683
Acquisition of royalty and commercial payment receivables:
Aptevo	—	9,650
LadRx	—	6,000
Receipt of royalty and commercial payments:
Affitech	(2,366)
Aptevo		(568)
Impairment of royalty and commercial payment receivables:
Bioasis		(1,575)
Reclassification to short-term royalty and commercial payment receivables:
Affitech	4,958	(4,958)
Balance at June 30, 2023	$4,958	$72,232

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

The following tables set forth the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as follows (in thousands):

	Fair Value Measurements at June 30, 2023 Using:
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Cash equivalents:
Money market funds	$30,102	$—	$—	$30,102
Total cash equivalents	30,102	—	—	30,102
Equity securities	320	—	—	320
Total financial assets	$30,422	$—	$—	$30,422
Liabilities:
Contingent consideration under RPAs, AAAs and CPPAs	$—	$—	$1,000	$1,000

	Fair Value Measurements at December 31, 2022 Using:
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Cash equivalents:
Money market funds	$30,334	$—	$—	$30,334
Total cash equivalents	30,334	—	—	30,334
Equity securities	335	—	—	335
Total financial assets	$30,669	$—	$—	$30,669
Liabilities:
Contingent consideration under RPAs, AAAs and CPPAs	$—	$—	$75	$75

Equity Securities

The equity securities consisted of an investment in Rezolute’s common stock and are classified on the condensed consolidated balance sheets as current assets as of June 30, 2023 and December 31, 2022. The equity securities are revalued each reporting period with changes in fair value recorded in the other income (expense), net line item of the condensed consolidated statements of operations and comprehensive loss. As of June 30, 2023 and December 31, 2022, the Company valued the equity securities using the closing price for Rezolute’s common stock traded on the Nasdaq Stock Market of $1.98 and $2.07, respectively. The inputs that were used to calculate the fair value of the equity securities were observable prices in active markets and therefore were classified as a Level 1 fair value measurement.

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

The estimated fair value of the LadRx contingent consideration liability at the inception of the LadRx Agreements represents the future consideration that is contingent upon the achievement of specified regulatory milestones for the product candidates related to arimoclomol and aldoxorubicin. The fair value measurement is based on significant Level 3 inputs such as anticipated timelines and probability of achieving development milestones of each product candidate.

Changes in the fair value of the liability for contingent consideration will be recorded in the other income (expense), net line item of the condensed consolidated statements of operations and comprehensive loss until settlement. During the six months ended June 30, 2023, the estimated fair value of the contingent consideration recorded pursuant to the Bioasis RPA was reduced to $0 from the initial value of $0.1 million. There were no changes in the estimated fair value of the contingent consideration recorded pursuant to the LadRx Agreements from the initial value of $1.0 million.

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

On June 27, 2023, the Company executed an amended lease agreement for its corporate headquarters lease in Emeryville, California with the same counterparty, in a different location in the same building to replace its existing lease expiring in July 2023. The amended lease agreement has a term of 65 months and has an expected commencement date in the fourth quarter of 2023. Undiscounted future rent payments associated with the new lease through the 65-month term is expected to be $0.5 million.

As of June 30, 2023 and December 31, 2022 the total net lease liability was $17,000 and $34,000, respectively.

The following table summarizes the cost components of the Company’s operating lease for the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Lease costs:
Operating lease cost	$51	$44	$99	$88
Variable lease cost (1)	7	2	12	5
Total lease costs	$58	$46	$111	$93

(1)Under the terms of the lease agreement, the Company is also responsible for certain variable lease payments that are not included in the measurement of the lease liability. Variable lease payments include non-lease components such as common area maintenance fees.

The following information represents supplemental disclosure for the statement of cash flows related to operating leases (in thousands):

	Six Months Ended June 30,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows under operating leases	$104	$101

The present value assumptions used in calculating the present value of the lease payments for the Company’s operating lease as of June 30, 2023 and December 31, 2022 were as follows:

	June 30,	December 31,
	2023	2022
Weighted-average remaining lease term	0.08 years	0.17 years (1)
Weighted-average discount rate	5.51%	5.51%

(1)Prior to the extension of the end of the lease term from February 28, 2023 to July 31, 2023

8. Common Stock Warrants

As of June 30, 2023 and December 31, 2022, the following common stock warrants were outstanding:

			Exercise Price	June 30,	December 31,
Issuance Date	Expiration Date	Balance Sheet Classification	per Share	2023	2022
May 2018	May 2028	Stockholders’ equity	$23.69	6,332	6,332
March 2019	March 2029	Stockholders’ equity	$14.71	4,845	4,845
				11,177	11,177

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

The Company recorded $75,000 for the Bioasis Contingent Consideration that represented the estimated fair value of the potential future payments at the inception of the Bioasis RPA. The Bioasis Contingent Consideration is remeasured at fair value at each reporting period, with changes in fair value recorded in other income (expense), net. As of June 30, 2023, the estimated fair value of the Bioasis Contingent Consideration was reduced to $0.

The Company recorded $1.0 million for the LadRx contingent consideration that represents the estimated fair value of the potential future payments upon the achievement of regulatory milestones related to arimoclomol and aldoxorubicin at the inception of the LadRx Agreements. Such contingent consideration related to regulatory milestones is remeasured at fair value at each reporting period, with changes in fair value recorded in other income (expense), net. As of June 30, 2023, there has been no change in the estimated fair value from the initial value.

In the first quarter of 2023, the Company recorded a contingent liability of $50,000 under ASC 450 for the Aptevo Contingent Consideration at the inception of the Aptevo CPPA. During the six months ended June 30, 2023, the contingent liability recorded pursuant to the Aptevo CPPA decreased to zero after the Company paid Aptevo $50,000 upon achievement of the related commercial sales milestone.

The liability for future Aronora Royalty Milestones, Kuros Sales Milestones, Affitech Sales Milestones and LadRx sales milestones will be recorded when the amounts, by product, are estimable and probable. The liability for future ObsEva Non-Sales Milestones, ObsEva Sales Milestones and Merck KGaA royalties will be recorded at the time that the corresponding underlying revenue under the Organon License Agreement is estimatable and probable. As of June 30, 2023, none of these Aronora Royalty Milestones, Kuros Sales Milestones, Affitech Sales Milestones, ObsEva Non-Sales Milestones, ObsEva Sales Milestones, or Merck KGaA royalties were assessed to be probable and as such, no liability was recorded on the condensed consolidated balance sheet.

10. Stock Based Compensation

The Company may grant qualified and non-qualified stock options, common stock, PSUs and other stock-based awards under various plans to directors, officers, employees and other individuals. Stock options are granted at exercise prices of not less than the fair market value of the Company’s common stock on the date of grant. Additionally, the Company has an ESPP that allows employees to purchase Company shares at a purchase price equal to 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the last day of the offering period.

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

Fair Value Assumptions

The fair value of the stock options granted under the 2010 Plan during the three and six months ended June 30, 2023 and 2022, was estimated based on the following weighted average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Dividend yield	0%	0%	0%	0%
Expected volatility	70%	69%	70%	70%
Risk-free interest rate	3.60%	2.90%	3.60%	2.17%
Expected term	5.79 years	5.61 years	5.79 years	5.65 years

The weighted-average grant-date fair value per share of the options granted under the 2010 Plan during the six months ended June 30, 2023 and 2022 was $13.46 and $12.21, respectively.

The fair value of the stock options granted to Mr. Hughes and Mr. Sitko at an exercise price of $18.66 per share during the six months ended June 30, 2023, was estimated based on the following weighted average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023 (1)	2022 (1)	2023	2022(1)
Dividend yield	—	—	0%	—
Expected volatility	—	—	69%	—
Risk-free interest rate	—	—	3.92%	—
Expected term	—	—	5.79 years	—

(1)	No Stock Option Inducement Awards were granted during the three months ended June 30, 2023 or the three and six months ended June 30, 2022.

The weighted-average grant-date fair value per share of options granted to Mr. Hughes and Mr. Sitko at an exercise price of $18.66 per share during the first quarter of 2023 was $11.91.

The fair value of the stock options granted to Mr. Hughes and Mr. Sitko at an exercise price of $30.00 per share during the first quarter of 2023 was estimated based on the following weighted average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023 (1)	2022 (1)	2023	2022(1)
Dividend yield	—	—	0%	—
Expected volatility	—	—	91%	—
Risk-free interest rate	—	—	3.86%	—
Expected term	—	—	8.01 years	—

(1)	No Stock Option Inducement Awards were granted during the three months ended June 30, 2023 or the three and six months ended June 30, 2022.

The weighted-average grant-date fair value per share of options granted to Mr. Hughes and Mr. Sitko at an exercise price of $30.00 per share during the first quarter of 2023 was $14.68.

The activity for all stock options for the six months ended June 30, 2023, was as follows:

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Contractual	Intrinsic
	Number of	Price	Remaining Term	Value
	shares	Per Share	(in years)	(in thousands)
Outstanding at January 1, 2023	2,025,542	$20.24	6.10	$10,804
Granted	796,802	23.50
Exercised	(8,473)	18.29
Forfeited, expired or cancelled	(71,123)	36.36
Outstanding at June 30, 2023	2,742,748	$20.78	6.76	$11,430
Exercisable at June 30, 2023	1,815,920	$19.30	5.44	$11,296

The aggregate intrinsic value of stock options exercised during the six months ended June 30, 2023 and 2022 was $18,000 and $2.1 million, respectively.

As of June 30, 2023, $11.0 million of total unrecognized compensation expense related to stock options is expected to be recognized over a weighted average period of 2.72 years.

Performance Stock Unit Awards

In May 2023, the Company granted employees 430,400 PSUs in the aggregate under the 2010 Plan.

The PSUs are subject to market-based vesting conditions and the number of PSUs vested will be based on the stock price of the Company’s common stock as compared to four stock price hurdles over a three-year period from the May 2023 grant date (the “performance period”). A stock price hurdle is considered attained when, at any time during the performance period, the Company’s volume-weighted average stock price equals or exceeds the hurdle stock price value for 30 consecutive calendar days. Upon attainment of a stock price hurdle, 1/3 of the earned PSUs will vest immediately upon achievement, 1/3 will vest upon the two-year anniversary of the grant date and 1/3 will vest on the three-year anniversary of the grant date. If no stock price hurdle is attained during the performance period, then no PSUs will vest.

The fair value of the PSUs granted was estimated based on Monte Carlo valuation model which incorporates into the valuation the possibility that the stock price hurdles may not be satisfied.

The range of grant date fair values of the PSUs issued in May 2023 were estimated as follows:

			Derived
Hurdle Price	Number of	Fair Value	Service Period
Per Share	PSUs	Per Share	(in years)
$30.00	232,956	$16.36-17.45	0.69-0.76
$35.00	87,708	$15.03-16.07	0.93-0.99
$40.00	57,851	$13.82-14.84	1.12-1.18
$45.00	51,885	$12.75-13.72	1.27-1.33
	430,400

The Company estimates that it will recognize total stock-based compensation expense of approximately $6.7 million in aggregate using the graded expense attribution method over the requisite service period of each tranche. If the stock price hurdles are met sooner than the requisite service period, the stock-based compensation expense for the respective stock price hurdle will be accelerated. Stock-based compensation expense will be recognized over the requisite service period if the grantees continue to provide service to the Company, regardless of whether the PSU stock price hurdles are achieved.

The activity for all PSUs for the six months ended June 30, 2023, was as follows:

Weighted
Average
Grant Date
	Number of	Fair Value
	Unvested PSUs	Per Share
Unvested balance at January 1, 2023	—	$—
Granted	430,400	15.61
Vested	—	—
Forfeited	—	—
Unvested balance at June 30, 2023	430,400	$15.61

The Company recorded $0.5 million of stock-based compensation expense related to the PSUs during the three and six months ended June 30, 2023. As of June 30, 2023, there was $6.2 million unrecognized stock-based compensation expense related to outstanding PSUs granted to employees, with a weighted-average remaining recognition period of 1.85 years.

Stock-based Compensation Expense

All stock-based compensation expense is recorded in G&A expense. The following table shows total stock-based compensation expense for stock options and PSUs issued under the 2010 Plan, the Stock Option Inducement Awards and ESPP in the condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Total stock-based compensation expense included in G&A	$2,163	$837	$3,733	$1,815

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

The Company paid $0.2 million of cash retention bonuses accrued over the Initial Period in January 2023. Pursuant to the Amended Retention Plan, as of June 30, 2023, the Company expects to pay an additional $0.5 million in cash in 2023 related to the cash retention bonuses. The Company recognized $0.2 million and $0.4 million for cash retention bonuses in operating expenses in the condensed consolidated statement of operations and comprehensive loss during the three and six months ended June 30, 2023, respectively, and will recognize the remaining amount of $0.2 million for cash retention bonuses in operating expenses through October 31, 2023. The Company accrued cash retention bonuses in accrued and other liabilities in the condensed consolidated balance sheets of $0.3 million as of June 30, 2023 and $0.1 million as of December 31, 2022.

James R. Neal Departure and Continuity Incentive

James R. Neal retired as the Company’s CEO effective as of December 31, 2022 (the “Departure Date”) and resigned as a member of the Board and Chairman of the Board, effective as of January 1, 2023. Pursuant to Mr. Neal’s Amended and Restated Employment Agreement, dated December 15, 2021, by and between the Company and Mr. Neal, following the Departure Date, Mr. Neal is entitled to a cash payment of $1.2 million (the “Continuity Incentive”) which will be made in equal monthly installments starting in January 2023 through December 2023, less deductions and withholdings. The Company accrued the full $1.2 million Continuity Incentive in operating expenses in the consolidated statement of operations and comprehensive loss during the year ended December 31, 2022. The unpaid accrued Continuity Incentive recorded in accrued and other liabilities in the condensed consolidated balance sheets as of June 30, 2023 and December 31, 2022 was $0.6 million and $1.2 million, respectively.

11. Capital Stock

Dividends

During the six months ended June 30, 2023, the Company’s Board of Directors declared and paid cash dividends on the Company’s Series A Preferred Stock and Series B Depositary shares as follows:

	Series A Preferred Stock	Series B Depositary Share
	Cash Dividend Declared	Cash Dividend Declared
Dividend Declaration Date	($ per share)	($ per share)	Dividend Payment Date
October 26, 2022	$0.53906	$0.52344	January 17, 2023
February 22, 2023	$0.53906	$0.52344	April 17, 2023
May 17, 2023	$0.53906	$0.52344	July 17, 2023

BVF Ownership

As of June 30, 2023, BVF owned approximately 31.7% of the Company’s total outstanding shares of common stock, and if all the Series X convertible preferred shares were converted, BVF would own 52.4% of the Company’s total outstanding shares of common stock. The Company’s Series A Preferred Stock becomes convertible upon the occurrence of specific events and as of June 30, 2023, the contingency was not met, therefore the Series A Preferred Stock owned by BVF is not included in the as-converted ownership calculation. Due to its significant equity ownership, BVF is considered a related party of the Company.

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

12. Income Taxes

No provision was made for federal income tax, since the Company has incurred net operating losses during the three and six months ended June 30, 2023 and 2022. The Company continues to maintain a full valuation allowance against its remaining net deferred tax assets.

The Company has a total of $5.9 million of gross unrecognized tax benefits, none of which would affect the effective tax rate upon realization as it currently has a full valuation allowance against its net deferred tax assets. The reversal of related deferred tax assets will be offset by a valuation allowance, should any of these uncertain tax positions be favorably settled in the future.

The Company does not expect its unrecognized tax benefits to change significantly over the next twelve months. The Company will recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. Through June 30, 2023, the Company has not accrued interest or penalties related to uncertain tax positions.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and the Private Securities Litigation Reform Act of 1995, which are subject to the “safe harbor” created by those sections. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to them. In some cases you can identify forward-looking statements by words such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential,” “intend” and similar expressions intended to identify forward-looking statements. Examples of these statements include, but are not limited to, statements regarding: our future operating expenses, our future losses, the success of our strategy as a royalty aggregator, the assumptions underlying our business model; the extent to which issued and pending patents may protect the products and processes in which we have an ownership or royalty interest and prevent the use of the covered subject matter by third parties, the potential of our existing product candidates to lead to the development of commercial products, our ability to receive potential milestone or royalty payments under license and collaboration agreements and the amount and timing of receipt of those payments. These statements are based on assumptions that may not prove accurate. Actual results could differ materially from those anticipated due to certain risks inherent in the biotechnology industry and for our licensees engaged in the development of new products in a regulated market. Among other things: there can be no assurance that our revenues or expenses will meet any expectations or follow any trend(s); we may be unable to retain our key employees; litigation, arbitration or other disputes with third parties may have a material adverse effect on us; our product candidates subject to our out-license agreements are still being developed, and our licensees’ may require substantial funds to continue development which may not be available; we may not be successful in entering into out-license agreements for our product candidates; if our therapeutic product candidates do not receive regulatory approval, our third-party licensees will not be able to manufacture and market them; products or technologies of other companies may render some or all of our product candidates noncompetitive or obsolete; we do not know whether there will be, or will continue to be, a viable market for the products in which we have an ownership or royalty interest; even once approved, a product may be subject to additional testing or significant marketing restrictions, its approval may be withdrawn or it may be voluntarily taken off the market; and we and our licensees are subject to various state and federal healthcare related laws and regulations that may impact the commercialization of our product candidates and could subject us to significant fines and penalties. These and other risks, including those related to current economic and financial market conditions, are contained principally in Part II, Item 1A of this Quarterly Report on Form 10-Q and our other filings with the SEC. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q. You should read this Quarterly Report on Form 10-Q completely and with the understanding that our actual future results may be materially different from those we expect. Except as required by law, we assume no obligation to update these forward-looking statements, whether as a result of new information, future events or otherwise.

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

The generation of future revenues related to licenses, milestones, and royalties is dependent on the achievement of milestones or product sales by our existing licensees. We generated net loss of $17.1 million and negative cash flows from operations of $12.9 million for the year ended December 31, 2022. We generated net loss of $5.4 million and $15.2 million for the three and six months ended June 30, 2023, respectively, and negative cash flows from operations of $12.1 million for the six months ended June 30, 2023, and we had an accumulated deficit of $1.2 billion as of June 30, 2023.

Recent Business Developments

Portfolio Updates – Royalty and Commercial Payment Purchase Agreements

In June 2023, we entered into the LadRx AAA pursuant to the which we acquired from LadRx all of their rights, title and interest related to arimoclomol under an asset purchase agreement dated May 13, 2011, as assigned to Zevra as of June 1, 2022, between Zevra and LadRx. We also entered into the LadRx RPA, pursuant to which we acquired the right to receive all of the future royalties, regulatory and commercial milestones as well as other related payments due to LadRx from ImmunityBio related to aldoxorubicin under a license agreement dated July 27, 2017, as amended on September 27, 2018, between ImmunityBio and LadRx. The purchased rights related to arimoclomol include potential regulatory and commercial milestones of up to $52.5 million (net of certain payment obligations of up to $9.5 million based on a portion of the regulatory and commercial milestone payments) and potential royalty payments in low single-digit percentages of aggregate net sales associated with arimoclomol. The purchased payments related to aldoxorubicin include potential regulatory and commercial milestones of up to $342.7 million and royalty payments on aggregate net sales of aldoxorubicin in the low to mid-teens for sales of orphan indications and mid to high single-digit percentages on other licensed products. Upon closing of the LadRx Agreements, we paid LadRx an upfront payment of $5.0 million and may pay up to an additional $6.0 million in regulatory and commercial milestones.

In June 2023, Bioasis announced the suspension of all its operations and the termination of the research collaboration and license agreement between Bioasis and Chiesi. We do not expect to receive any milestone, royalty or other payments under the Biosis RPA or Second Bioasis RPA.

In March 2023, we entered into the Aptevo CPPA, pursuant to which we acquired the full commercial payment stream and a portion of the milestone rights to IXINITY, which is marketed by Medexus for the control and prevention of bleeding episodes and postoperative management in people with Hemophilia B, from Aptevo. In the second quarter of 2023, we began receiving a mid-single digit percentage payment stream on all IXINITY sales from January 1, 2023, into the first quarter of 2035, and also will be entitled to milestone payments. Under the terms of the Aptevo CPPA, we paid Aptevo a $9.6 million upfront payment. In June 2023, we received $0.6 million from Aptevo representing the first commercial payment attributable to net sales of IXINITY that occurred during the first quarter of 2023 and paid an additional one-time payment of $50,000 to Aptevo pursuant to the Aptevo CPPA.

In February 2023, we received $2.4 million, representing our commercial payment stream from sales of VABYSMO during the last six months of 2022 under the Affitech CPPA.

Portfolio Updates – License and Collaboration Agreements

In April 2023, we earned a $0.5 million milestone from Janssen, upon dosing of the first patient in a Phase 3 clinical trial evaluating one of Janssen’s biologic assets. In addition, during the second quarter of 2023, we earned a total of $0.6 million for three additional milestones pursuant to our agreement with Janssen.

In July 2023, Novartis announced that based on a benefit-risk assessment, it is discontinuing its Phase 3 investigating NIS793 in first-line metastatic pancreatic ductal adenocarcinoma. Novartis stated it will continue to investigate NIS793 in indications beyond pancreatic ductal adenocarcinoma, including its ongoing Phase 2 study in colorectal cancer.

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

There have been no significant changes in our critical accounting estimates during the six months ended June 30, 2023, as compared with those previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 9, 2023.

Our significant accounting policies are included in “Note 2 – Basis of Presentation and Significant Accounting Policies” in our Condensed Consolidated Financial Statements.

Results of Operations

Revenues

Total revenues for the three and six months ended June 30, 2023 and 2022, were as follows (in thousands):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2023	2022	Change	2023	2022	Change
Revenue from contracts with customers	$1,125	$525	$600	$1,125	$3,275	$(2,150)
Revenue recognized under units-of-revenue method	533	458	75	970	815	155
Total revenues	$1,658	$983	$675	$2,095	$4,090	$(1,995)

Revenue from Contracts with Customers

Revenue from contracts with customers includes upfront fees, annual license fees and milestone payments related to the out-licensing of our legacy product candidates and technologies. The increase for the three months ended June 30, 2023, as compared to the same period in 2022, was primarily due to the $1.1 million of milestones earned pursuant to the license agreement with Janssen. The decrease for the six months ended June 30, 2023, as compared to the same period in 2022, was primarily due to $2.0 million in revenue recognized in the first quarter of 2022 related to a milestone event under our Rezolute license agreement and a $0.8 million milestone earned pursuant to the Takeda Collaboration Agreement, partially offset by $1.1 million of milestones earned pursuant to the license agreement with Janssen.

Revenue Recognized under Units-of-Revenue Method

Revenues recognized under the units-of-revenue method include the amortization of unearned revenue from the sale of royalty interests to HCRP in 2016. Revenues for the three and six months ended June 30, 2023, increased when compared with the same periods in 2022 due to an increase in sales of products underlying the agreements with HCRP.

R&D Expenses

R&D expenses were $39,000 and $0.1 million for the three and six months ended June 30, 2023, respectively, which were consistent with $40,000 and $0.1 million for the same periods in 2022. We do not expect to incur substantial R&D expenses related to internally developed programs due to the focus on our royalty aggregator business model.

G&A Expenses

G&A expenses include salaries and related personnel costs, professional fees, and facilities costs. G&A expenses were $5.8 million for the three months ended June 30, 2023 compared with $5.7 million for the same period of 2022. The difference included an increase of $1.3 million in stock-based compensation expense and was offset by a decrease of $1.1 million for legal and consulting costs.

G&A expenses were $12.0 million for the six months ended June 30, 2023 and $10.8 million for the same period in 2022. The increase of $1.2 million was primarily due to a $1.9 million increase in stock-based compensation, partially offset by a $0.8 million decrease in consulting and legal expenses.

Royalty Purchase Agreement Asset Impairment

Royalty purchase agreement asset impairment of $1.6 million for the three and six months ended June 30, 2023, consisted of the impairment recorded related to our Biosasis RPAs.

Arbitration Settlement Costs

Arbitration settlement costs of $4.1 million for the six months ended June 30, 2023, consisted of the costs incurred related to the arbitration proceeding settlement with one of our licensees.

Other Income (Expense)

Other Income (Expense), Net

The following table shows the activity in other income (expense), net for the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2023	2022	Change	2023	2022	Change
Other income (expense), net
Investment income	$472	$83	$389	$853	$98	$755
Change in fair value of equity securities	10	(25)	35	(14)	(251)	237
Change in fair value of contingent consideration	75	—	75	75	—	75
Other	—	39	(39)	—	35	(35)
Total other income (expense), net	$557	$97	$460	$914	$(118)	$1,032

Investment income increased $0.4 million and $0.8 million in the three and six months ended June 30, 2023, respectively, compared with the same periods in 2022 due to higher market interest rates. The change in fair value of equity securities was due to the change in market price of equity securities we own in shares of Rezolute’s common stock. The change in fair value of contingent consideration was due to the reduction in the fair value of the $75,000 contingent consideration related to the Bioasis RPA to zero (see Note 5 of the Condensed Consolidated Financial Statements).

Provision for Income Taxes

We recorded no provision for federal income tax, since we incurred net operating losses during the three and six months ended June 30, 2023 and 2022. We continue to maintain a full valuation allowance against our remaining net deferred tax assets. We had a total of $5.9 million of gross unrecognized tax benefits, none of which would impact our effective tax rate to the extent that we continue to maintain a full valuation allowance against our deferred tax assets. We do not expect our unrecognized tax benefits to change significantly over the next twelve months.

Liquidity and Capital Resources

The following table summarizes our unrestricted cash and cash equivalents, our working capital and our cash flow activities as of and for each of the periods presented (in thousands):

	June 30,	December 31,
	2023	2022	Change
Cash and cash equivalents	$31,445	$57,826	$(26,381)
Working capital	$31,336	$54,435	$(23,099)

	Six Months Ended June 30,
	2023	2022	Change
Net cash used in operating activities	$(12,132)	$(5,326)	$(6,806)
Net cash used in investing activities	(11,716)	(5,000)	(6,716)
Net cash used in financing activities	(2,533)	(1,869)	(664)
Net decrease in cash, cash equivalents and restricted cash	$(26,381)	$(12,195)	$(14,186)

Net cash used in operating activities for the six months ended June 30, 2023, was $12.1 million due to our operating expenses of $18.2 million, excluding non-cash expenses of $5.9 million including stock-based compensation of $3.7 million and royalty purchase agreement asset impairment of $1.6 million. Net cash used in operating activities for the six months ended June 30, 2022, was our operating expenses of $10.9 million, excluding non-cash expenses of $2.2 million including stock-based compensation of $1.8 million, partially offset by a $2.0 million milestone payment received from Rezolute and a $0.8 million milestone payment received from Takeda.

Net cash used in investing activities for the six months ended June 30, 2023, was $11.7 million due to the $9.6 million payment to Aptevo for the acquisition of payment rights pursuant to the Aptevo CPPA in March 2023, $5.0 million payment to LadRx for the acquisition of payment rights pursuant to the LadRx Agreements in June 2023, partially offset by the $2.4 million commercial payment from sales of VABYSMO and $0.6 million commercial payment from sales attributable to IXINITY. Net cash used in investing activities for the six months ended June 30, 2022, of $5.0 million was due to the $5.0 million milestone payment pursuant to the Affitech CPPA in January 2022.

Net cash used in financing activities for the six months ended June 30, 2023, of $2.5 million was due to the payment of dividends on our Series A and Series B Preferred Stock. Net cash used in financing activities for the six months ended June 30, 2022, of $1.9 million was primarily due to the payment of dividends on our Series A and Series B Preferred Stock of $2.7 million, partially offset by the receipt of net cash provided from the exercise of stock options after related tax payments of $0.9 million.

Capital Resources

We have incurred significant operating losses since our inception and as of June 30, 2023, we had an accumulated deficit of $1.2 billion. As of June 30, 2023, we had $31.4 million in cash and cash equivalents. Based on our current cash balance and our ability to control discretionary spending, such as royalty acquisitions, we have evaluated and concluded our financial condition is sufficient to fund our planned operations, commitments, and contractual obligations for a period of at least one year following the filing date of this report.

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

Material Cash Requirements

Our material cash requirements in the short and long term consist of the following expenditures:

Operating expenditures: Our primary uses of cash and operating expenses relate to employee and related costs, consultants to support our administrative and business development efforts, legal and accounting services, insurance, investor relations and IT services. Our planned spending includes costs to satisfy the Continuity Incentive related to the departure of Mr. Neal as CEO in December 2022, increased personnel-related costs associated with the appointment of our new Executive Chairman and Chief Investment Officer, and payments of our employee retention bonuses. In addition, in March 2023, we received an adverse decision in an arbitration proceeding in which the arbitrators ruled we were responsible for the costs incurred by the counter-party. We paid these costs of $4.1 million in April 2023.

To support our royalty aggregator business model, we engage third parties to assist in our evaluation of potential acquisitions of milestone and royalty streams. Additional operating expenses, including consulting and legal costs, may increase in 2023 in response to an anticipated increase in the volume of acquisition targets evaluated or completed.

Our headquarters lease expires in July 2023. In June 2023 we entered into an amended lease with the same counterparty for a different unit in the same building. The new lease is expected to commence in the fourth quarter of 2023 and has a term of 65 months. As of June 30, 2023, we expect to incur incremental undiscounted costs of $0.5 million associated with our current and future building lease.

RPAs, AAAs, CPPAs and IP Acquisitions: A significant component of our business model is to acquire rights to potential future milestone and royalty streams. We expect to continue deploying capital toward these acquisitions in the near and long term.

We have potential contingent consideration of $1.0 million recorded on our consolidated balance sheets as of June 30, 2023, for milestone payments due under our agreement with LadRx. We also have up to an additional $5.0 million in milestones that may become due under the LadRx Agreements. We have evaluated and concluded our existing capital resources are adequate to meet those needs.

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

Collaborative Agreements, Royalties and Milestone Payments: We have committed to make potential future milestone payments and legal fees to third parties as part of licensing and development programs. Payments under these agreements become due and payable only upon the achievement of certain developmental, regulatory and commercial milestones by our licensees. Because it is uncertain if and when these milestones will be achieved, such contingencies, aggregating up to $6.3 million (assuming one product per contract meets all milestone events) have not been recorded on our condensed consolidated balance sheet as of June 30, 2023. We are unable to determine precisely when and if our payment obligations under the agreements will become due as these obligations are based on milestone events, the achievement of which is subject to a significant number of risks and uncertainties. All payments due will be funded by a portion of the related milestone or royalty revenue we receive or will be reimbursed by our licensees.

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

In June 2021, we initiated a binding arbitration proceeding with one of our licensees (the “Licensee”) at the American Arbitration Association/International Centre for Dispute Resolution, seeking milestone and royalty payments under our license agreement. A hearing before a panel of arbitrators was held in November 2022, and the parties submitted post-hearing briefs. On March 21, 2023, we received an adverse decision in this arbitration proceeding. The panel of arbitrators declined to award us damages and ruled that the license agreement has expired. The panel ruled that we are responsible for the Licensee’s costs as well as arbitrators’ and administrative fees previously incurred by the Licensee of $4.1 million, which we paid in April 2023.

On June 27, 2023, we executed an amended lease agreement for our corporate headquarters in Emeryville, California with the same counterparty, in a different location in the same building to replace our existing lease expiring in July 2023. The amended lease agreement has a term of 65 months and has an expected commencement date in the fourth quarter of 2023. Undiscounted future rent payments associated with the new lease through the 65-month term is expected to be $0.5 million.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In June 2021, we initiated a binding arbitration proceeding with one of our licensees (the “Licensee”) at the American Arbitration Association/International Centre for Dispute Resolution, seeking milestone and royalty payments under our license agreement. A hearing before a panel of arbitrators was held in November 2022, and the parties submitted post-hearing briefs. On March 21, 2023, we received an adverse decision in this arbitration proceeding. The panel of arbitrators declined to award us damages and ruled that the license agreement has expired. The panel ruled that we were responsible for the Licensee’s costs as well as arbitrators’ and administrative fees previously incurred by the Licensee of $4.1 million, which we paid in April 2023.

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

●	Our acquisitions of potential future royalty and/or milestone payments may not produce anticipated revenues and/or may be negatively affected by a default or bankruptcy of the licensor(s) or licensee(s), and if such transactions are secured by collateral, we may be, or may become, under-secured by the collateral or such collateral may lose value and we will not be able to recuperate our capital expenditures associated with the acquisition.
●	Many of our potential royalty acquisitions may be associated with drug products that are in clinical development and have not yet been commercialized. To the extent that such products are not successfully developed and commercialized, our financial condition and results of operations may be negatively impacted. Acquisitions of potential royalties associated with development stage biopharmaceutical product candidates are subject to a number of uncertainties.
●	We depend on our licensees and royalty-agreement counterparties for the determination of royalty and milestone payments. While we typically have primary or back-up rights to audit our licensees and royalty-agreement counterparties, the independent auditors may have difficulty determining the correct royalty calculation, errors, may be undetectable and payment calculations may call for retroactive adjustments. We may have to exercise legal remedies to resolve any disputes resulting from any such audit.
●	The lack of liquidity of our acquisitions of future potential milestones and royalties may adversely affect our business and, if we need to sell any of our acquired assets, we may not be able to do so at a favorable price, if at all. As a result, we may suffer losses. We have sustained losses in the past, and we expect to sustain losses in the foreseeable future.
●	The macroeconomic conditions, such as rising inflation rates, uncertain credit and global financial markets and supply chain disruptions, and geopolitical events, have adversely impacted and could materially and adversely impact the future our licensees or royalty-agreement counterparties or their licensees, which could cause delays or elimination of our receipts of potential milestones and royalties under our licensing or royalty and milestone acquisition arrangements.
●	Our royalty aggregator strategy may require that we register with the SEC as an “investment company” in accordance with the Investment Company Act of 1940. If we were to become an “investment company” and be subject to the restrictions of the 1940 Act, those restrictions would likely require significant changes in the way we do business and add significant administrative burdens to our operations.
●	Our royalty aggregator strategy may require us to raise additional funds to acquire milestone and royalty interests; we cannot be certain that funds will be available or available at an acceptable cost of capital, and if they are not available, we may be unsuccessful in acquiring milestone and royalty interests to sustain the business in the future.
●	Information available to us about the biopharmaceutical products underlying the potential royalties we buy may be limited and therefore our ability to analyze each product and its potential future cash flow may be similarly limited.
●	Our future income is dependent upon numerous potential milestone and royalty-specific assumptions and, if these assumptions prove not to be accurate, we may not achieve our anticipated rates of returns. Reductions in potential milestone or royalty payments compared to expectations, or impairments in the value of potential milestones and royalties acquired could have a material adverse effect on our financial condition and results of operations.
●	A large percentage of the calculated net present value of our portfolio is represented by a limited number of products. The failure of any one of these products to move forward in clinical development or commercialization may have a material adverse effect on our financial condition and results of operation.
●	We rely heavily on license and collaboration relationships, and any litigation, arbitration or other disputes with our licensees, collaborators and their partners or termination or breach of any of the related agreements could reduce the financial resources available to us. In the event of any disagreement that cannot be resolved satisfactorily to us, we may end up being paid less than anticipated on such product or involved in costly and time-consuming arbitration or litigation, which could materially adversely affect our financial condition, results of operation and future prospects.
●	Our potential milestone and royalty providers may rely on third parties to provide services in connection with their product candidate development and manufacturing programs. The inadequate performance by or loss of any of these service providers could adversely affect our potential milestone and royalty providers’ product candidate development.
●	We may not be able to successfully identify and acquire potential milestone and royalty streams on other products, product candidates, or programs, or other companies to grow and diversify our business, and, even if we are able to do so, we may not be able to successfully manage the risks associated with integrating any such products, product candidates, programs or companies into our business or we may otherwise fail to realize the anticipated benefits of these acquisitions.
●	Our potential milestone and royalty providers face uncertain results of clinical trials of product candidates. If our potential royalty providers’ therapeutic product candidates do not receive regulatory approval, our potential royalty providers will be unable to market them.
●	We do not know whether there will be, or will continue to be, a viable market for the product candidates in which we have an ownership, milestone or royalty interest.
●	If we and our potential royalty providers are unable to protect our intellectual property, in particular patent protection for principal products, product candidates and processes in which we have an ownership or royalty interest, and prevent the use of the covered subject matter by third parties, our potential royalty providers’ ability to compete in the market will be harmed, and we may not realize our profit potential.
●	We have a continuing obligation to pay quarterly dividends to holders of our Series A and Series B Preferred Stock, which will be an on-going expenditure for us and may limit our ability to borrow additional funds.

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

Any actual or threatened epidemics, pandemics, outbreaks, or public health crises has adversely impacted and could materially and adversely impact in the future our licensees or royalty-agreement counterparties or their licensees, which has and could further cause delays, suspensions or cancellations of their drug development efforts including, without limitation, their clinical trials, which would correspondingly delay, suspend or negate the timing of our potential receipts of milestones and royalties under our out-licensing or royalty acquisition agreements. The disruptions to our licensees or RPA counterparties or their licensees could include, without limitation:

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

Biopharmaceutical product sales may be lower than expected due to a number of reasons, including pricing pressures, insufficient demand, product competition, failure of clinical trials, lack of market acceptance, obsolescence, loss of patent protection, government regulations or other factors, and development-stage product candidates may fail to reach the market. Unexpected side effects, safety or efficacy concerns can arise with respect to a product, leading to product recalls, withdrawals, declining sales or litigation. As a result, payments of our future potential milestones and/or royalties may be reduced or cease. In addition, these potential payments may be delayed, causing our near-term financial performance to be weaker than expected.

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

We have incurred significant operating losses and negative cash flows from operations since our inception. We generated net losses of $5.4 million and $15.2 million for the three and six months ended June 30, 2023, negative cash flows from operations of $12.1 million for the six months ended June 30, 2023, and we had an accumulated deficit of $1.2 billion as of June 30, 2023. We do not know whether we will ever achieve sustained profitability or whether cash flow from future operations will be sufficient to meet our needs.

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

As of June 30, 2023, we had issued and outstanding 984,000 shares of Series A Preferred Stock with a liquidation preference of $25.00 per share, plus an amount equal to any accumulated and unpaid dividends up to the date of payment (whether or not declared). Additionally, as of June 30, 2023, we had issued and outstanding 1,600,000 depositary shares, each representing a 1/1000th fractional interest in a share of our Series B Preferred Stock with a liquidation preference of $25,000 per share of Series B Preferred Stock ($25.00 per depositary share), plus an amount equal to any accumulated and unpaid dividends up to the date of payment (whether or not declared). Our preferred stock is senior to our shares of common stock in right of payment of dividends and other distributions. In the event of our bankruptcy, dissolution or liquidation, the holders of our preferred stock must be satisfied before any distributions can be made to our common stockholders.

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

Our asset portfolio may not be fully diversified by product, therapeutic area, geographic region or other criteria. Any significant deterioration in the amount or likelihood of receipt of potential cash flows from the top products in our asset portfolio could have a material adverse effect on our business, financial condition and results of operation. For example, in September 2021, Novartis announced its decision to discontinue its study of CFZ533 (iscalimab) in kidney transplant. In September 2022, after an interim analysis of data, Novartis also decided to discontinue its study of CFZ533 in liver transplant, and in July 2023, Novartis announced that it is discontinuing its Phase 3 trial investigating NIS793 in first-line metastatic pancreatic ductal adenocarcinoma.

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

Our potential royalty providers may be unable to price our products effectively or obtain coverage and adequate reimbursement for sales of their products, which would prevent our potential royalty providers’ products from becoming profitable and negatively affect the royalties we may receive.

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

For example, in June 2021, we initiated a binding arbitration proceeding with one of our licensees (the “Licensee”) at the American Arbitration Association/International Centre for Dispute Resolution, seeking milestone and royalty payments under our license agreement. A hearing before a panel of arbitrators was held in November 2022, and the parties submitted post-hearing briefs. On March 21, 2023, we received an adverse decision in this arbitration proceeding. The panel of arbitrators declined to award us damages and ruled that the license agreement has expired. The panel ruled that we are responsible for the Licensee’s costs as well as arbitrators’ and administrative fees previously incurred by the Licensee of $4.1 million, which we paid in April 2023.

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

Our existing collaborations may not continue or be successful, and we may be unable to enter into future arrangements to develop and commercialize our unpartnered assets. For example, in June 2023, Bioasis announced the suspension of all its operations and the termination of the research collaboration and license agreement between Bioasis and Chiesi. As a result, we do not expect to receive any milestone, royalty or other payments under the Biosis RPA or Second Bioasis RPA.

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

Risks Related to Employees, Location, Data Integrity, and Litigation

The loss of or changes in any of our key personnel, could delay or prevent achieving our objectives.

Our business efforts could be adversely affected by the loss of one or more key members of our staff. We currently do not have key person insurance on any of our employees. In addition, given our minimal employee base, any pandemic outbreak in our employee population could significantly hinder our ability to meet our operating objectives. Changes in management may cause disruption in our business, strategic and employee relationships, which may delay or prevent the achievement of our business objectives. During the transition periods, there may be uncertainty among investors, employees and others concerning our future direction and performance.

Because we are a small biopharmaceutical focused company with limited resources, we may not be able to attract and retain qualified personnel.

We had 11 full-time employees and one part-time employee as of August 3, 2023. We may require additional experienced executive, accounting, legal, administrative and other personnel from time to time in the future. We are highly dependent on principal members of our executive team, the loss of whose services may adversely impact the achievement of our objectives. There is intense competition for the services of these personnel, especially in California.

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

Also, there has been heightened governmental scrutiny recently in the U.S. over pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. For example, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the Department of Health and Human Services, or HHS, released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue to advance these principles. In addition, the IRA, among other things, (i) directs the Secretary of HHS to negotiate the price of certain high-expenditure, single-source drugs and biologics covered under Medicare Part B and Medicare Part D, and subjects drug manufacturers to civil monetary penalties and a potential excise tax by offering a price that is not equal to or less than the negotiated “maximum fair price” under the law, and (ii) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has and will continue to issue and update guidance as these programs are implemented. These provisions will take effect progressively starting in fiscal year 2023, although the Medicare drug price negotiation program is currently subject to legal challenges. It is currently unclear how the IRA will be implemented but it is likely to have a significant impact on the pharmaceutical industry. Further, in response to the Biden administration’s October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the Center for Medicare and Medicaid Innovation which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future. In addition, beginning in 2023, Centers for Medicare & Medicaid Services, or CMS, will require manufacturers to refund CMS for certain discarded amounts of single-dose container and single-use package drugs. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, and restrictions on certain product access. In some cases, such legislation and regulations have been designed to encourage importation from other countries and bulk purchasing.

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

There can be no assurance that the market price of our common stock will not decline below its present market price. Additionally, there may not be an active trading market for our common stock, Series A Preferred Stock or depositary shares representing interests in our Series B Preferred Stock. The market prices of biotechnology companies have been and are likely to continue to be highly volatile. Fluctuations in our operating results and general market conditions for biotechnology stocks could have a significant impact on the volatility of our stock price or the existence of an active trading market for our common stock, Series A Preferred Stock or depositary shares representing interests in our Series B Preferred Stock. We have experienced significant volatility in the price of our common stock. From January 1, 2023, through August 3, 2023, the share price of our common stock has ranged from a high of $23.51 to a low of $15.21. From January 1, 2023, through August 3, 2023, the share price of our Series A Preferred Stock has ranged from a high of $25.48 to a low of $23.12. From January 1, 2023, through August 3, 2023, the share price of our Series B Preferred Stock has ranged from a high of $25.37 to a low of $22.75. Additionally, we have two significant holders of our common stock that could affect the liquidity of our stock and have a significant negative impact on our stock price if the holders were to quickly sell their ownership positions.

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

As of June 30, 2023, there were 5,003 shares of Series X preferred stock issued and outstanding. Each share of Series X preferred stock is convertible into 1,000 shares of registered common stock. The total number of shares of common stock issuable upon conversion of all issued Series X preferred stock would be 5,003,000 shares. Each share is convertible at the option of the holder at any time, provided that the holder will be prohibited from converting into common stock if, as a result of such conversion, the holder, together with its affiliates, would beneficially own a number of shares above a conversion blocker, which was initially set at 19.99% of our total common stock then issued and outstanding immediately following the conversion of such shares. A holder of Series X preferred shares may elect to increase or decrease the conversion blocker above or below 19.99% on 61 days’ notice, provided the conversion blocker does not exceed the limits under Nasdaq Marketplace Rule 5635(b), to the extent then applicable. If holders of our Series X convertible preferred stock elect to convert their preferred shares into common stock such conversion would dilute our currently outstanding common stock both in number and in earnings per share. BVF (and its affiliates), as current holders of all shares of our Series X preferred stock, would, if they converted all such shares to common stock, obtain majority voting control of the Company. As of June 30, 2023, BVF owned approximately 31.7% of our total outstanding shares of common stock, and if all of the Series X convertible preferred shares were converted, BVF would own 52.4% of our total outstanding shares of common stock. Additionally, as of June 30, 2023, we had issued and outstanding 984,000 shares of Series A Preferred Stock and 1,600,000 depositary shares, each representing a 1/1000th fractional interest in a share of our Series B Preferred Stock.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

		Incorporation By Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

3.1	Certificate of Incorporation of XOMA Corporation	8-K	000-14710	3.1	01/03/2012

3.2	Certificate of Amendment of Certificate of Incorporation of XOMA Corporation	8-K	000-14710	3.1	05/31/2012

3.3	Certificate of Amendment of Amended Certificate of Incorporation of XOMA Corporation	8-K	000-14710	3.1	05/28/2014

3.4	Certificate of Amendment to the Amended Certificate of Incorporation of XOMA Corporation	8-K	000-14710	3.1	10/18/2016

3.5	Certificate of Designation of Preferences, Rights and Limitations of Series X Convertible Preferred Stock	8-K	000-14710	3.1	02/16/2017

3.6	Certificate of Designation of Preferences, Rights and Limitations of 8.625% Series A Cumulative Perpetual Preferred Stock	8-K	000-14710	3.1	12/11/2020

3.7	Certificate of Designation of Preferences, Rights and Limitations of 8.375% Series B Cumulative Perpetual Preferred Stock	8-K	000-39801	3.1	04/08/2021

3.8	Certificate of Correction of the Certificate of Designation of 8.375% Series B Cumulative Perpetual Preferred Stock dated June 9, 2021	10-Q	001-39801	3.8	08/05/2021

3.9	Certificate of Amendment to the Certificate of Designation of 8.375% Series B Cumulative Perpetual Preferred Stock of XOMA Corporation.	8-K	001-39801	3.1	08/05/2021

3.10	By-laws of XOMA Corporation	8-K	000-14710	3.2	01/03/2012

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, 3.5, 3.6, 3.7, 3.8, 3.9 and 3.10

4.2	Specimen of Common Stock Certificate	8-K	000-14710	4.1	01/03/2012

4.3	Deposit Agreement, dated effective April 9, 2021, by and among XOMA Corporation, American Stock Transfer & Trust Company, LLC, as depositary, and the holders of the depositary receipts issued thereunder	8-K	000-39801	4.1	04/08/2021

4.4	Form of Warrant (May 2018 Warrant)	10-Q	000-14710	4.6	08/07/2018

4.5	Form of Warrant (March 2019 Warrant)	10-Q	000-14710	4.7	05/06/2019

10.1*	XOMA Corporation Amended and Restated 2010 Long Term Incentive and Stock Award Plan	DEF14A	001-39801	Appendix A	04/04/2023

10.2*	Form of Performance Stock Unit Agreement	8-K	001-39801	10.1	05/18/2023

10.3+#	Assignment and Assumption Agreement, dated as of June 21, 2023, by and between XOMA (US) LLC and LadRx Corporation

Incorporation By Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

10.4+#	Royalty Purchase Agreement, dated as of June 21, 2023, by and between XOMA (US) LLC and LadRx Corporation

31.1+	Certification of Executive Chairman, as required by Rule 13a-14(a) or Rule 15d-14(a)

31.2+	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)

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

XOMA Corporation

Date: August 8, 2023	By:	/s/ OWEN HUGHES
Owen Hughes Executive Chairman of the Board of Directors and Interim Chief Executive Officer

Date: August 8, 2023	By:	/s/ THOMAS BURNS
Thomas Burns Senior Vice President, Finance and Chief Financial Officer (Principal Financial and Principal Accounting Officer)