Form 10-Q
period 2023-09-30
XOMA Corp
filed 2023-11-07
CIK 791908

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 2, 2023, the registrant had 11,487,808 shares of common stock, $0.0075 par value per share, outstanding.

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

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

XOMA CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	September 30,	December 31,
	2023	2022
	(unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$33,472	$57,826
Short-term equity securities	214	335
Trade and other receivables, net	43	1
Short-term royalty and commercial payment receivables	—	2,366
Prepaid expenses and other current assets	776	725
Total current assets	34,505	61,253
Property and equipment, net	5	7
Operating lease right-of-use assets	—	29
Long-term royalty and commercial payment receivables	74,696	63,683
Intangible assets, net	14,477	15,150
Other assets - long term	411	260
Total assets	$124,094	$140,382

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$728	$524
Accrued and other liabilities	2,160	2,918
Contingent consideration under RPAs, AAAs and CPPAs	4,000	75
Operating lease liabilities	—	34
Unearned revenue recognized under units-of-revenue method	2,078	1,899
Preferred stock dividend accrual	1,368	1,368
Total current liabilities	10,334	6,818
Unearned revenue recognized under units-of-revenue method – long-term	7,796	9,550
Total liabilities	18,130	16,368

Commitments and Contingencies (Note 9)

Stockholders’ equity:
Preferred Stock, $0.05 par value, 1,000,000 shares authorized:
8.625% Series A cumulative, perpetual preferred stock, 984,000 shares issued and outstanding at September 30, 2023 and December 31, 2022	49	49
8.375% Series B cumulative, perpetual preferred stock, 1,600 shares issued and outstanding at September 30, 2023 and December 31, 2022	—	—
Convertible preferred stock, 5,003 shares issued and outstanding at September 30, 2023 and December 31, 2022	—	—
Common stock, $0.0075 par value, 277,333,332 shares authorized, 11,472,808 and 11,454,025 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	86	86
Additional paid-in capital	1,308,943	1,306,271
Accumulated deficit	(1,203,114)	(1,182,392)
Total stockholders’ equity	105,964	124,014
Total liabilities and stockholders’ equity	$124,094	$140,382

The accompanying notes are an integral part of these condensed consolidated financial statements.

(Note 1) The condensed consolidated balance sheet as of December 31, 2022, has been derived from the audited consolidated financial statements as of that date included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

XOMA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Revenues:
Revenue from contracts with customers	$225	$25	$1,350	$3,300
Revenue recognized under units-of-revenue method	605	426	1,575	1,241
Total revenues	830	451	2,925	4,541

Operating expenses:
Research and development	25	29	118	125
General and administrative	6,368	4,794	18,341	15,620
Royalty purchase agreement asset impairment	—	—	1,575	—
Arbitration settlement costs (Note 3)	—	—	4,132	—
Amortization of intangible assets	224	—	673	—
Total operating expenses	6,617	4,823	24,839	15,745

Loss from operations	(5,787)	(4,372)	(21,914)	(11,204)
Other income (expense), net	278	194	1,192	76
Net loss and comprehensive loss	$(5,509)	$(4,178)	$(20,722)	$(11,128)
Less: accumulated dividends on Series A and Series B preferred stock	(1,368)	(1,368)	(4,104)	(4,104)
Net loss and comprehensive loss attributable to common stockholders, basic and diluted	$(6,877)	$(5,546)	$(24,826)	$(15,232)
Basic and diluted net loss per share attributable to common stockholders	$(0.60)	$(0.48)	$(2.17)	$(1.34)
Weighted average shares used in computing basic and diluted net loss per share attributable to common stockholders	11,473	11,447	11,466	11,400

The accompanying notes are an integral part of these condensed consolidated financial statements.

XOMA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands)

	Series A		Series B		Convertible				Additional		Total
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2022	984	$49	2	$—	5	$—	11,454	$86	$1,306,271	(1,182,392)	$124,014
Issuance of common stock related to 401(k) contribution	—	—	—	—	—	—	7	—	123	—	123
Stock-based compensation expense	—	—	—	—	—	—	—	—	1,570	—	1,570
Preferred stock dividends	—	—	—	—	—	—	—	—	(1,368)	—	(1,368)
Net loss and comprehensive loss	—	—	—	—	—	—	—	—	—	(9,813)	(9,813)
Balance, March 31, 2023	984	$49	2	$—	5	$—	11,461	$86	$1,306,596	$(1,192,205)	$114,526
Exercise of stock options	—	—	—	—	—	—	8	—	153	—	153
Issuance of common stock related to ESPP	—	—	—	—	—	—	3	—	50	—	50
Stock-based compensation expense	—	—	—	—	—	—	—	—	2,163	—	2,163
Preferred stock dividends	—	—	—	—	—	—	—	—	(1,368)	—	(1,368)
Net loss and comprehensive loss	—	—	—	—	—	—	—	—	—	(5,400)	(5,400)
Balance, June 30, 2023	984	$49	2	$—	5	$—	11,472	$86	$1,307,594	$(1,197,605)	$110,124
Stock-based compensation expense	—	—	—	—	—	—	—	—	2,717		2,717
Preferred stock dividends	—	—	—	—	—	—	—	—	(1,368)		(1,368)
Net loss and comprehensive loss	—	—	—	—	—	—	—	—	—	(5,509)	(5,509)
Balance, September 30, 2023	984	$49	2	$—	5	$—	11,472	$86	$1,308,943	$(1,203,114)	$105,964

	Series A		Series B		Convertible				Additional		Total
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2021	984	$49	2	$—	5	$—	11,315	$85	$1,307,030	$(1,165,288)	$141,876
Exercise of stock options	—	—	—	—	—	—	91	1	632	—	633
Issuance of common stock related to 401(k) contribution	—	—	—	—	—	—	4	—	85	—	85
Stock-based compensation expense	—	—	—	—	—	—	—	—	978	—	978
Preferred stock dividends	—	—	—	—	—	—	—	—	(1,368)	—	(1,368)
Net loss and comprehensive loss	—	—	—	—	—	—	—	—	—	(2,280)	(2,280)
Balance, March 31, 2022	984	$49	2	$—	5	$—	11,410	$86	$1,307,357	$(1,167,568)	$139,924
Exercise of stock options	—	—	—	—	—	—	11	—	189	—	189
Issuance of common stock related to ESPP	—	—	—	—	—	—	3	—	45	—	45
Stock-based compensation expense	—	—	—	—	—	—	—	—	836	—	836
Preferred stock dividends	—	—	—	—	—	—	—	—	(1,368)	—	(1,368)
Net loss and comprehensive loss	—	—	—	—	—	—	—	—	—	(4,670)	(4,670)
Balance, June 30, 2022	984	$49	2	$—	5	$—	11,424	$86	$1,307,059	$(1,172,238)	$134,956
Exercise of stock options	—	—	—	—	—	—	27	—	109	—	109
Stock-based compensation expense	—	—	—	—	—	—	—	—	806	—	806
Preferred stock dividends	—	—	—	—	—	—	—	—	(1,368)	—	(1,368)
Net loss and comprehensive loss	—	—	—	—	—	—	—	—	—	(4,178)	(4,178)
Balance, September 30, 2022	984	$49	2	$—	5	$—	11,451	$86	$1,306,606	$(1,176,416)	$130,325

The accompanying notes are an integral part of these condensed consolidated financial statements.

XOMA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(20,722)	$(11,128)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	6,450	2,620
Royalty purchase agreement asset impairment	1,575	—
Change in fair value of contingent consideration under RPAs, AAAs, and CPPAs	(75)	—
Common stock contribution to 401(k)	123	85
Amortization of intangible assets	673	—
Depreciation	2	7
Non-cash lease expense	115	127
Change in fair value of equity securities	121	330
Changes in assets and liabilities:
Trade and other receivables, net	(42)	193
Prepaid expenses and other assets	(202)	(343)
Accounts payable and accrued liabilities	(554)	596
Income taxes payable	—	(91)
Operating lease liabilities	(120)	(144)
Unearned revenue recognized under units-of-revenue method	(1,575)	(1,241)
Net cash used in operating activities	(14,231)	(8,989)

Cash flows from investing activities:
Payments of consideration under RPAs, AAAs and CPPAs	(14,650)	(8,000)
Receipts under RPAs, AAAs and CPPAs	8,428	3,026
Net cash used in investing activities	(6,222)	(4,974)

Cash flows from financing activities:
Payment of preferred stock dividends	(4,104)	(4,104)
Proceeds from exercise of options and other share-based compensation	208	2,373
Taxes paid related to net share settlement of equity awards	(5)	(1,398)
Net cash used in financing activities	(3,901)	(3,129)

Net decrease in cash, cash equivalents and restricted cash	(24,354)	(17,092)
Cash, cash equivalents and restricted cash at the beginning of the period	57,826	95,377
Cash, cash equivalents and restricted cash at the end of the period	$33,472	$78,285

Supplemental Cash Flow Information:
Cash paid for taxes	$—	$95
Right-of-use assets obtained in exchange for operating lease liabilities	$85	$—
Non-cash investing and financing activities:
Preferred stock dividend accrual	$1,368	$1,368
Estimated fair value of contingent consideration under the LadRx Agreements	$1,000	$—
Accrual of contingent consideration under the Affitech CPPA	$3,000	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

XOMA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Description of Business

XOMA, a Delaware corporation, is a biotech royalty aggregator with a sizable portfolio of economic rights to future potential milestone and royalty payments associated with partnered commercial and pre-commercial therapeutic candidates. The Company’s portfolio was built through the acquisition of rights to future milestones, royalties and commercial payments that the Company has made since the royalty aggregator business model was implemented in 2017 combined with out-licensing its proprietary products and platforms from its legacy discovery and development business. The Company’s drug royalty aggregator business is primarily focused on early to mid-stage clinical assets in Phase 1 and 2 with significant commercial sales potential that are licensed to large-cap partners. The Company expects that most of its future revenue will be based on payments the Company may receive for milestones and royalties related to these programs.

Liquidity and Financial Condition

The Company has incurred significant operating losses and negative cash flows from operations since its inception. As of September 30, 2023, the Company had cash and cash equivalents of $33.5 million.

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

2. Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions among consolidated entities were eliminated upon consolidation. The unaudited condensed consolidated financial statements were prepared in accordance with GAAP in the United States and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial reporting. As permitted under those rules certain footnotes or other financial information can be condensed or omitted. These condensed consolidated financial statements and related disclosures have been prepared with the assumption that users of the interim financial information have read or have access to the audited consolidated financial statements for the preceding fiscal year. Accordingly, these statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 9, 2023.

These condensed consolidated financial statements have been prepared on the same basis as the Company’s annual consolidated financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal and recurring adjustments that are necessary for a fair statement of the Company’s consolidated financial information. The interim results of operations are not necessarily indicative of the results that may be expected for the full year, or for any other future annual or interim period.

Use of Estimates

The preparation of financial statements in conformity with GAAP in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures. On an ongoing basis, management evaluates its estimates including, but not limited to, those related to revenue recognition, revenue recognized under the units-of-revenue method, royalty and commercial payment receivables, intangible assets, legal contingencies, contingent consideration, accrued expenses and stock-based compensation. The Company bases its estimates on historical experience and on various other market-specific and other relevant assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

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

Cash and Cash Equivalents

Cash consists of bank deposits held in business checking and interest-bearing deposit accounts. As of September 30, 2023, the Company had a cash balance of $5.5 million and cash equivalent balances of $28.0 million, defined as highly liquid financial instruments that are both readily convertible to known amounts of cash and so near their maturity that they present insignificant risk of changes in value because of changes in interest rates. As of December 31, 2022, the Company had a cash balance of $27.5 million and cash equivalent balances of $30.3 million.

Revenue Recognition

The Company recognizes revenue from all contracts with customers according to ASC 606, except for contracts that are within the scope of other standards, such as leases, insurance and financial instruments. The Company recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the Company expects to receive in exchange for those goods or services.

To determine revenue recognition for arrangements that the Company determines are within the scope of ASC 606, the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the Company satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, the Company assesses the goods or services promised within each contract on whether each promised good or service is distinct to determine those that are performance obligations. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation based on relative fair values, when (or as) the performance obligation is satisfied.

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

The Company has elected the practical expedient to not separate lease and non-lease components. The Company’s non-lease components are primarily related to property maintenance, which varies based on future outcomes, and thus are recognized in rent expense when incurred.

The Company has also elected not to record on the consolidated balance sheet a lease which term is 12 months or less and does not include a purchase option that the Company is reasonably certain to exercise.

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

For the three months ended September 30, 2023, two partners represented 73% and 24% of total revenues. For the nine months ended September 30, 2023, two partners represented 54% and 44% of total revenues.  For the three months ended September 30, 2022, one partner represented 94% of total revenues. For the nine months ended September 30, 2022, four partners represented 44%, 27%, 17% and 11% of total revenues. One partner represented 100% of the trade receivables, net balance as of September 30, 2023. There were no trade receivables, net balance as of December 31, 2022.

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

3. Condensed Consolidated Financial Statements Details

Equity Securities

Equity securities consisted of an investment in Rezolute’s common stock of $0.2 million and $0.3 million as of September 30, 2023 and December 31, 2022, respectively (Note 4).

For each of the three and nine months ended September 30, 2023, the Company recognized a loss of $0.1 million due to the change in fair value of its investment in Rezolute’s common stock in the other income (expense), net line item of the condensed consolidated statements of operations and comprehensive loss. For the three and nine months ended September 30, 2022, the Company recognized a loss of $0.1 million and $0.3 million, respectively, due to the change in fair value of its investment.

Intangible assets, net

The following table summarizes cost, accumulated amortization, and net carrying value of the intangible assets as of September 30, 2023 (in thousands):

		Accumulated	Net Carrying
	Cost	Amortization	Value
As of September 30, 2023
Ebopiprant IP (Note 4)	$15,247	$770	$14,477
Total intangible assets	$15,247	$770	$14,477

The following table summarizes cost, accumulated amortization, and net carrying value of the intangible assets as of December 31, 2022 (in thousands):

		Accumulated	Net Carrying
	Cost	Amortization	Value
As of December 31, 2022
Ebopiprant IP (Note 4)	$15,247	$97	$15,150
Total intangible assets	$15,247	$97	$15,150

The remaining life of the intangible assets is 16.2 years. The following table presents the projected amortization expense for the next five years (in thousands):

Intangible Asset
Amortization

2023 (excluding nine months ended September 30, 2023)	$224
2024	897
2025	897
2026	897
2027	897
Total	$3,812

Accrued and Other Liabilities

Accrued and other liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2023	2022
Accrued payroll, severance and retention costs	903	1,449
Accrued incentive compensation	902	562
Accrued legal and accounting fees	325	867
Other accrued liabilities	30	40
Total	$2,160	$2,918

Net Loss Per Share Attributable to Common Stockholders

The following is a reconciliation of the numerator (net loss) and the denominator (number of shares) used in the calculation of basic and diluted net loss per share attributable to common stockholders (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator
Net loss	$(5,509)	$(4,178)	$(20,722)	$(11,128)
Less: Series A accumulated dividends	(530)	(530)	(1,591)	(1,591)
Less: Series B accumulated dividends	(838)	(838)	(2,513)	(2,513)
Net loss attributable to common stockholders, basic and diluted	(6,877)	(5,546)	$(24,826)	(15,232)

Denominator
Weighted average shares used in computing basic and diluted net loss per share attributable to common stockholders	11,473	11,447	11,466	11,400
Basic and diluted net loss per share attributable to common stockholders	$(0.60)	(0.48)	$(2.17)	$(1.34)

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

The following table shows the weighted-average shares from outstanding securities considered anti-dilutive and therefore excluded from the computation of diluted net loss per share attributable to common stockholders (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Convertible preferred stock	5,003	5,003	5,003	5,003
Common stock options	1,804	888	1,781	831
Warrants for common stock	6	6	6	6
Total	6,813	5,897	6,790	5,840

For PSUs with market conditions, if the market conditions have not been satisfied by the end of the reporting period, the number of shares that would be issuable based on the market price at the end of the reporting period, as if the end of the reporting period were the end of the contingency period, will be included in the calculation of diluted earnings per share if the effect is dilutive. No shares would be issuable based on the market price of $14.09 per share as of September 30, 2023.

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

4. Licensing and Other Arrangements

ObsEva

On November 21, 2022, the Company entered into the ObsEva IP Acquisition Agreement pursuant to which the Company acquired all of ObsEva’s intellectual property (patents and know-how) and license agreement rights related to ebopiprant, an investigational compound previously licensed by ObsEva from Merck KGaA. The Company also assumed ObsEva’s ongoing rights and obligations under the Organon License Agreement and the Merck KGaA License Agreement. Pursuant to the Organon License Agreement, XOMA was eligible to receive up to $475.0 million in payments for ebopiprant development, commercialization and sales-based milestones (Note 13). If ebopiprant was successfully commercialized, the Company would be entitled to receive royalties on net sales that range from low to mid-teens from Organon and would be required to make mid-single-digit royalty payments on net sales to Merck KGaA. The Company paid ObsEva a $15.0 million upfront payment at closing and will pay potential earn-out payments of up to $97.5 million for development, regulatory and sales-based milestones, representing a portion of what the Company would receive pursuant to the Organon License Agreement.

The transaction was treated as an acquisition of a finite-lived intangible asset (Note 2). As such, the Company’s cost to acquire said intangible asset of $15.2 million, consisting of $15.0 million cash paid upon closing of the ObsEva IP Acquisition Agreement and direct incremental transaction costs of $0.2 million, was recognized as a long-term asset in the consolidated balance sheet for the year ended December 31, 2022. The estimated useful life of the intangible asset at acquisition represented 17 years. No impairment indicators were identified, and no impairment was recorded as of September 30, 2023 and December 31, 2022. The Company recognized $0.2 million and $0.7 million of amortization expense in the condensed consolidated statement of operations and comprehensive loss for the three and nine months ended September 30, 2023, respectively.

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

As of September 30, 2023 and December 31, 2022, there were no contract assets or contract liabilities related to this arrangement. The Company did not recognize any revenue related to this arrangement during the three and nine months ended September 30, 2023.

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

In August 2023, Novartis communicated to the Company that it intends to discontinue development activities related to NIS793. Novartis will cease enrolling patients in the remaining active TGFß clinical studies and will collect all data upon conclusion of these studies.

As of September 30, 2023 and December 31, 2022, there were no contract assets or contract liabilities related to this arrangement. None of the costs to obtain or fulfill the contract were capitalized. The Company did not recognize any revenue related to this arrangement during the three and nine months ended September 30, 2023 and 2022.

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

As of September 30, 2023 and December 31, 2022, there were no contract assets or contract liabilities related to this arrangement, and none of the costs to obtain or fulfill the contract were capitalized. The Company did not recognize any revenue related to this arrangement during the three and nine months ended September 30, 2023 and 2022.

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

In January 2022, the Company earned a development milestone pursuant to the Takeda Collaboration and recognized $0.8 million as revenue from contracts with customers in the condensed consolidated statement of operations and comprehensive loss for the nine months ended September 30, 2022. No revenue was recognized for the three and nine months ended September 30, 2023, or for the three months ended September 30, 2022.

As of September 30, 2023 and December 31, 2022 there were no contract assets or contract liabilities related to this arrangement and none of the costs to obtain or fulfill the contract were capitalized. The Company is eligible to receive remaining milestones up to a total of $16.0 million under the Takeda Collaboration Agreement.

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

No revenue was recognized for the three and nine months ended September 30, 2023. The Company recognized no revenue and $2.0 million as revenue from contracts with customers in the condensed consolidated statement of operations and comprehensive loss for the three and nine months ended September 30, 2022, respectively.

As of September 30, 2023 and December 31, 2022 there were no contract assets or contract liabilities related to this arrangement. None of the costs to obtain or fulfill the contract were capitalized.

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

As of September 30, 2023 and December 31, 2022, there were no contract assets or contract liabilities related to this arrangement. None of the costs to obtain or fulfill the contract were capitalized.

In April 2023, the Company earned a $0.5 million milestone from Janssen, upon dosing of the first patient in a Phase 3 clinical trial evaluating one of Janssen’s biologic assets. In addition, during the second quarter of 2023, the Company also earned $0.6 million total for three additional milestones pursuant to its agreement with Janssen. The Company recognized milestone revenue of $0.2 million and $1.3 million for the three and nine months ended September 30, 2023, respectively. The Company did not recognize any revenue related to this arrangement during the three and nine months ended September 30, 2022.

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

As of September 30, 2023 and December 31, 2022, there were no contract assets or contract liabilities related to this arrangement. None of the costs to obtain or fulfill the contract were capitalized. The Company did not recognize any revenue related to this arrangement during the three and nine months ended September 30, 2023 and 2022.

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

The Company recognized $0.6 million and $1.6 million as revenue under the units-of-revenue method under these arrangements during the three and nine months ended September 30, 2023, respectively. The Company recognized $0.4 million and $1.2 million as revenue under the units-of-revenue method under these arrangements during the three and nine months ended September 30, 2022, respectively.

As of December 31, 2022, the current and non-current portion of the remaining unearned revenue recognized under the units-of-revenue method was $1.9 million and $9.6 million, respectively. As of September 30, 2023, the Company classified $2.1 million and $7.8 million as current and non-current unearned revenue recognized under the units-of-revenue method, respectively.

5. Royalty and Commercial Payment Purchase Agreements

Short-term royalty and commercial payment receivables were $0 million and $2.4 million as of September 30, 2023 and December 31, 2022, respectively. Long-term royalty and commercial payment receivables were $74.7 million and $63.7 million as of September 30, 2023 and December 31, 2022, respectively.

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

Under the cost recovery method, the Company does not expect to recognize any income related to royalties, milestones and other payments until the purchase price has been fully collected. The Company performed its impairment assessment and no allowance for credit losses was recorded as of September 30, 2023.

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

In June 2023, the Company received $0.6 million from Medexus representing the first commercial payment attributable to net sales of IXINITY that occurred during the first quarter of 2023. In September 2023, the Company received $0.6 million attributable to sales during the second quarter of 2023. In accordance with the cost recovery method, the cash received was recorded as a direct reduction of the long-term royalty receivable balance.

Based upon limited available information, the Company is unable to reasonably estimate its commercial payment stream from sales of future net sales and the commercial payments to be received during the twelve-month period following the balance sheet date of September 30, 2023 and, as such, no amounts are reflected as short-term royalty and commercial payment receivables.

Under the cost recovery method, the Company does not expect to recognize any income related to milestones and commercial payment received until the purchase price has been fully collected. The Company performed its impairment assessment and no allowance for credit losses was recorded as of September 30, 2023.

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

The Company continues to assess that no further payments are probable to be received under this agreement in the near term. Under the cost recovery method, the Company does not expect to recognize any income related to milestones and royalties received until the purchase price has been fully collected. The Company performed its impairment assessment and no allowance for credit losses was recorded as of September 30, 2023 or December 31, 2022.

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

On June 20, 2023, Bioasis announced the suspension of all its operations and the termination of the research collaboration and license agreement between Bioasis and Chiesi. As a result, the Company recorded an impairment of $1.6 million under royalty purchase agreement asset impairment in its condensed consolidated statement of operations and a reduction of $1.6 million under long-term royalty receivables related to the Bioasis RPA and Second Bioasis RPA. Due to the assessment that the credit loss will not potentially reverse in the future, the Company wrote off the royalty asset receivable and no allowance for credit losses was recorded as of September 30, 2023. There was no allowance for credit losses recorded as of December 31, 2022. The fair value of the Bioasis Contingent Consideration was reduced to $0 with the change in the estimated fair value recognized in other income (expense), net in the condensed consolidated statement of operations and comprehensive loss.

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

Under the cost recovery method, the Company does not expect to recognize any income related to milestones and royalties received until the purchase price has been fully collected. The Company performed its impairment assessment and no allowance for credit losses was recorded as of September 30, 2023 or December 31, 2022.

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

At the inception of the agreement, the Company recorded $10.0 million as long-term royalty receivables in its consolidated balance sheet. The Company continues to assess that no payments are probable to be received under this agreement in the near term. Under the cost recovery method, the Company does not expect to recognize any income related to royalties received until the purchase price has been fully collected. The Company performed its impairment assessment and no allowance for credit losses was recorded as of September 30, 2023 or December 31, 2022.

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

At the inception of the Viracta RPA, the Company recorded $13.5 million as long-term royalty receivables in its consolidated balance sheet. No payments are probable to be received under the Viracta RPA in the near term. Under the cost recovery method, the Company does not expect to recognize any income related to royalties, milestones and other payments until the purchase price has been fully collected. The Company performed its impairment assessment and no allowance for credit losses was recorded as of September 30, 2023 or December 31, 2022.

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

In May 2022, Regeneron completed its acquisition of Checkmate Pharmaceuticals resulting in a $5.0 million milestone payment to Kuros. Pursuant to the Kuros RPA, the Company is entitled to 50% of the milestone payment, which was received by XOMA in July 2022. In accordance with the cost recovery method, the $2.5 million milestone received was recorded as a direct reduction of the recorded long-term royalty receivable balance. As of September 30, 2023, no payments are probable to be received under the Kuros RPA in the near term.

The Company performed its impairment assessment and no allowance for credit losses was recorded as of September 30, 2023 or December 31, 2022.

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

In February 2023, the Company received $2.4 million, representing its commercial payment received from sales of VABYSMO during the last six months of 2022. The payment amount was classified as a short-term royalty and commercial payment receivable as of December 31, 2022. In accordance with the cost recovery method, the $2.4 million received in February 2023 was recorded as a direct reduction of the short-term royalty receivable balance.

In September 2023, the Company received $4.9 million, representing its commercial payment received for sales of VABYSMO during the first six months of 2023. The payment amount was classified as a short-term royalty and commercial payment receivable as of June 30, 2023. In accordance with the cost recovery method, the $4.9 million received in September 2023 was recorded as a direct reduction of the short-term royalty receivable balance as of September 30, 2023.

The achievement of the first sales-based milestone under the Affitech CPPA was considered probable as of September 30, 2023, and the Company recognized a $3.0 million contingent liability. The Company may pay up to $9.0 million in additional sales-based milestone payments upon the achievement of certain incremental sales milestones in the future which are not assessed as probable and as a result not recorded as a contingent liability as of September 30, 2023.

Under the cost recovery method, the Company does not expect to recognize any income related to future commercial payment receipts until the purchase price has been fully collected. The Company performed its impairment assessment and no allowance for credit losses was recorded as of September 30, 2023 or December 31, 2022.

The following table summarizes the royalty and commercial payment receivable activities during the nine months ended September 30, 2023 (in thousands):

	Short-Term	Long-Term
Balance at January 1, 2023	$2,366	$63,683
Acquisition of royalty and commercial payment receivables:
Aptevo	—	9,650
LadRx	—	6,000
Receipt of royalty and commercial payments:
Affitech	(7,284)	—
Aptevo	—	(1,144)
Impairment of royalty and commercial payment receivables:
Bioasis	—	(1,575)
Reclassification to short-term royalty and commercial payment receivables:
Affitech	4,918	(4,918)
Recognition of contingent consideration:
Affitech	—	3,000
Balance at September 30, 2023	$—	$74,696

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

The following tables set forth the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as follows (in thousands):

	Fair Value Measurements at September 30, 2023 Using:
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Cash equivalents:
Money market funds	$27,985	$—	$—	$27,985
Total cash equivalents	27,985	—	—	27,985
Equity securities	214	—	—	214
Total financial assets	$28,199	$—	$—	$28,199
Liabilities:
Contingent consideration under RPAs, AAAs and CPPAs	$—	$—	$1,000	$1,000

	Fair Value Measurements at December 31, 2022 Using:
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Cash equivalents:
Money market funds	$30,334	$—	$—	$30,334
Total cash equivalents	30,334	—	—	30,334
Equity securities	335	—	—	335
Total financial assets	$30,669	$—	$—	$30,669
Liabilities:
Contingent consideration under RPAs, AAAs and CPPAs	$—	$—	$75	$75

Equity Securities

The equity securities consisted of an investment in Rezolute’s common stock and are classified on the condensed consolidated balance sheets as current assets as of September 30, 2023 and December 31, 2022. The equity securities are revalued each reporting period with changes in fair value recorded in the other income (expense), net line item of the condensed consolidated statements of operations and comprehensive loss. As of September 30, 2023 and December 31, 2022, the Company valued the equity securities using the closing price for Rezolute’s common stock traded on the Nasdaq Stock Market of $1.32 and $2.07, respectively. The inputs that were used to calculate the fair value of the equity securities were observable prices in active markets and therefore were classified as a Level 1 fair value measurement.

Contingent Consideration at Fair Value

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

Changes in the fair value of the liability for contingent consideration will be recorded in the other income (expense), net line item of the condensed consolidated statements of operations and comprehensive loss until settlement. From June 21, 2023 to September 30, 2023, there were no changes in the estimated fair value of the contingent consideration recorded pursuant to the LadRx Agreements from the initial value of $1.0 million.

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

On June 27, 2023, the Company executed an amended lease agreement for its corporate headquarters lease in Emeryville, California with the same counterparty, in a different location in the same building to replace its existing lease expiring in July 2023. The amended lease agreement has a term of 65 months and has an expected commencement date in the fourth quarter of 2023. Undiscounted future rent payments associated with the new lease through the 65-month term is expected to be $0.5 million. Under the amended lease agreement, the Company retains access to its existing premises under the lease which expired in July 2023 until the new premises are available. Payments made between when the lease expired in July 2023 and the commencement date of the new premises are recorded as variable lease costs.

As of December 31, 2022, the total net lease liability was $34,000. There was no net lease liability as of September 30, 2023.

The following table summarizes the cost components of the Company’s operating lease for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Lease costs:
Operating lease cost	$17	$45	$116	$133
Variable lease cost (1)	20	4	32	9
Total lease costs	$37	$49	$148	$142

(1)Under the terms of the lease agreement and amended lease agreement, the Company is also responsible for certain variable lease payments that are not included in the measurement of the lease liability. Variable lease payments include non-lease components such as common area maintenance fees.

The following information represents supplemental disclosure for the statement of cash flows related to operating leases (in thousands):

	Nine Months Ended September 30,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows under operating leases	$121	$151

The present value assumptions used in calculating the present value of the lease payments for the Company’s operating lease as of September 30, 2023 and December 31, 2022 were as follows:

	September 30,	December 31,
	2023	2022
Weighted-average remaining lease term	0 years (2)	0.17 years (1)
Weighted-average discount rate	n/a	5.51%

(1)Prior to the extension of the end of the lease term from February 28, 2023 to July 31, 2023
(2)Lease term ended July 31, 2023

8. Common Stock Warrants

As of September 30, 2023 and December 31, 2022, the following common stock warrants were outstanding:

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

The Company included $75,000 for the Bioasis Contingent Consideration that represented the estimated fair value of the potential future payments of the Bioasis RPA as of December 31, 2022. The Bioasis Contingent Consideration was remeasured at fair value at each reporting period, with changes in fair value recorded in other income (expense), net. During the second quarter of 2023, the estimated fair value of the Bioasis Contingent Consideration was reduced to $0 and, as such, no balance remains as of September 30, 2023.

The Company recorded $1.0 million for the LadRx contingent consideration that represents the estimated fair value of the potential future payments upon the achievement of regulatory milestones related to arimoclomol and aldoxorubicin at the inception of the LadRx Agreements. Such contingent consideration related to regulatory milestones is remeasured at fair value at each reporting period, with changes in fair value recorded in other income (expense), net. As of September 30, 2023, there has been no change in the estimated fair value from the initial value.

In the first quarter of 2023, the Company recorded a contingent liability of $50,000 under ASC 450 for the Aptevo Contingent Consideration at the inception of the Aptevo CPPA. During the nine months ended September 30, 2023, the contingent liability recorded pursuant to the Aptevo CPPA decreased to zero after the Company paid Aptevo $50,000 upon achievement of the related commercial sales milestone.

In the third quarter of 2023, a certain sales milestone related to VABYSMO pursuant to the Affitech CPPA was assessed to be probable under ASC 450. As such, a $3.0 million liability was recorded in contingent consideration under

RPAs, AAAs and CPPAs and a corresponding $3.0 million asset was recorded under long-term royalty and commercial payment receivables on the condensed consolidated balance sheet.

The liability for future Aronora Royalty Milestones, Kuros Sales Milestones, remaining Affitech Sales Milestones and LadRx milestones will be recorded when the amounts, by product, are estimable and probable. The liability for future ObsEva Non-Sales Milestones, ObsEva Sales Milestones and Merck KGaA royalties will be recorded at the time that the corresponding underlying revenue under the Organon License Agreement is estimatable and probable.

As of September 30, 2023, none of the Aronora Royalty Milestones, Kuros Sales Milestones, remaining Affitech Sales Milestones, LadRx milestones, ObsEva Non-Sales Milestones, ObsEva Sales Milestones, or Merck KGaA royalties were assessed to be probable and as such, no liability was recorded on the condensed consolidated balance sheet

10. Stock Based Compensation

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

Fair Value Assumptions of 2010 Plan Stock Options

The fair value of the stock options granted under the 2010 Plan during the three and nine months ended September 30, 2023 and 2022, was estimated based on the following weighted average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023 (1)	2022 (1)	2023	2022
Dividend yield	—	—	0%	0%
Expected volatility	—	—	70%	70%
Risk-free interest rate	—	—	3.60%	2.17%
Expected term	—	—	5.79 years	5.65 years

(1)	No stock options were granted under the 2010 Plan during the three months ended September 30, 2023 and 2022.

The weighted-average grant-date fair value per share of the options granted under the 2010 Plan during the nine months ended September 30, 2023 and 2022 was $13.46 and $12.21, respectively.

Stock Option Inducement Awards

On December 30, 2022, the Board appointed Owen Hughes as Executive Chairman of the Board and Interim Chief Executive Officer (principal executive officer) and Bradley Sitko as the Company’s Chief Investment Officer, effective as of January 1, 2023. Pursuant to the terms of their respective employment agreements, Mr. Hughes and Mr. Sitko were each granted two separate awards of non-qualified stock options on January 3, 2023 (collectively, the “Stock

Option Inducement Awards”) when the Company’s stock price was $18.66 per share. The Stock Option Inducement Awards were granted to Mr. Hughes and Mr. Sitko outside the 2010 Plan as an inducement material to entering into their respective employment with the Company in accordance with Nasdaq Listing Rule 5635(c)(4) but are subject to the terms and conditions of the 2010 Plan.

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

Fair Value Assumptions of Stock Option Inducement Awards

The fair value of the stock options granted to Mr. Hughes and Mr. Sitko at an exercise price of $18.66 per share during the nine months ended September 30, 2023, was estimated based on the following weighted average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023 (1)	2022 (1)	2023	2022(1)
Dividend yield	—	—	0%	—
Expected volatility	—	—	69%	—
Risk-free interest rate	—	—	3.92%	—
Expected term	—	—	5.79 years	—

(1)	No Stock Option Inducement Awards were granted during the three months ended September 30, 2023 or the three and nine months ended September 30, 2022.

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

The fair value of the stock options granted to Mr. Hughes and Mr. Sitko at an exercise price of $30.00 per share during the first quarter of 2023 was estimated based on the following weighted average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023 (1)	2022 (1)	2023	2022(1)
Dividend yield	—	—	0%	—
Expected volatility	—	—	91%	—
Risk-free interest rate	—	—	3.86%	—
Expected term	—	—	8.01 years	—

(1)	No Stock Option Inducement Awards were granted during the three months ended September 30, 2023 or the three and nine months ended September 30, 2022.

The weighted-average grant-date fair value per share of options granted to Mr. Hughes and Mr. Sitko at an exercise price of $30.00 per share during the first quarter of 2023 was $14.68.

The activity for all stock options for the nine months ended September 30, 2023, was as follows:

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Contractual	Intrinsic
	Number of	Price	Remaining Term	Value
	shares	Per Share	(in years)	(in thousands)
Outstanding at January 1, 2023	2,025,542	$20.24	6.10	$10,804
Granted	796,802	23.50
Exercised	(8,473)	18.29
Forfeited, expired or cancelled	(71,303)	36.51
Outstanding at September 30, 2023	2,742,568	$20.77	6.51	$6,799
Exercisable at September 30, 2023	1,887,253	$19.45	5.32	$6,799

The aggregate intrinsic value of stock options exercised during the nine months ended September 30, 2023 and 2022 was $18,000 and $2.8 million, respectively.

As of September 30, 2023, $9.4 million of total unrecognized compensation expense related to stock options is expected to be recognized over a weighted average period of 2.61 years.

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

Fair Value Assumptions of Performance Stock Unit Awards

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

The activity for all PSUs for the nine months ended September 30, 2023, was as follows:

Weighted
Average
Grant Date
	Number of	Fair Value
	Unvested PSUs	Per Share
Unvested balance at January 1, 2023	—	$—
Granted	430,400	15.61
Vested	—	—
Forfeited	—	—
Unvested balance at September 30, 2023	430,400	$15.61

The Company recorded $1.1 million and $1.7 million of stock-based compensation expense related to the PSUs during the three and nine months ended September 30, 2023, respectively. As of September 30, 2023, there was $5.1 million unrecognized stock-based compensation expense related to outstanding PSUs granted to employees, with a weighted-average remaining recognition period of 1.6 years.

Stock-based Compensation Expense

All stock-based compensation expense is recorded in G&A expense. The following table shows total stock-based compensation expense for stock options and PSUs issued under the 2010 Plan, the Stock Option Inducement Awards and ESPP in the condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Total stock-based compensation expense included in G&A	$2,717	$806	$6,450	$2,620

Employee Retention Bonus

In October 2022, the Company approved the Amended Retention Plan which provided that each of its then current employees, excluding the Chief Executive Officer, would be eligible to receive a cash retention bonus if employed through each of two periods:  (1) the three-month anniversary of November 1, 2022 (the “Initial Period”) and (2) the nine-month period immediately following the Initial Period. All other terms of the Amended Retention Plan remain consistent with the Retention Plan. The Company is accruing and recognizing the cost of the cash retention bonus as expense on a straight-line basis from November 1, 2022 through October 31, 2023.

The Company paid $0.2 million of cash retention bonuses accrued over the Initial Period in January 2023. Pursuant to the Amended Retention Plan, as of September 30, 2023, the Company expects to pay an additional $0.5 million in cash in 2023 related to the cash retention bonuses. The Company recognized $0.1 million and $0.5 million for cash retention bonuses in operating expenses in the condensed consolidated statement of operations and comprehensive loss during the three and nine months ended September 30, 2023, respectively, and will recognize the remaining amount of $0.1 million for cash retention bonuses in operating expenses through October 31, 2023. The Company accrued cash retention bonuses in accrued and other liabilities in the condensed consolidated balance sheets of $0.5 million as of September 30, 2023 and $0.1 million as of December 31, 2022.

James R. Neal Departure and Continuity Incentive

James R. Neal retired as the Company’s Chief Executive Officer effective as of December 31, 2022 (the “Departure Date”) and resigned as a member of the Board and Chairman of the Board, effective as of January 1, 2023. Pursuant to Mr. Neal’s Amended and Restated Employment Agreement, dated December 15, 2021, by and between the Company and Mr. Neal, following the Departure Date, Mr. Neal is entitled to a cash payment of $1.2 million (the “Continuity Incentive”) which will be made in equal monthly installments starting in January 2023 through December 2023, less deductions and withholdings. The Company accrued the full $1.2 million Continuity Incentive in operating expenses in the consolidated statement of operations and comprehensive loss during the year ended December 31, 2022. The unpaid accrued Continuity Incentive recorded in accrued and other liabilities in the condensed consolidated balance sheets as of September 30, 2023 and December 31, 2022 was $0.3 million and $1.2 million, respectively.

11. Capital Stock

Dividends

During the nine months ended September 30, 2023, the Company’s Board of Directors declared and paid cash dividends on the Company’s Series A Preferred Stock and Series B Depositary shares as follows:

	Series A Preferred Stock	Series B Depositary Share
	Cash Dividend Declared	Cash Dividend Declared
Dividend Declaration Date	($ per share)	($ per share)	Dividend Payment Date
October 26, 2022	$0.53906	$0.52344	January 17, 2023
February 22, 2023	$0.53906	$0.52344	April 17, 2023
May 17, 2023	$0.53906	$0.52344	July 17, 2023
July 26, 2023	$0.53906	$0.52344	October 16, 2023

BVF Ownership

As of September 30, 2023, BVF owned approximately 31.7% of the Company’s total outstanding shares of common stock, and if all the Series X convertible preferred shares were converted, BVF would own 52.4% of the Company’s total outstanding shares of common stock. The Company’s Series A Preferred Stock becomes convertible upon the occurrence of specific events and as of September 30, 2023, the contingency was not met, therefore the Series A Preferred Stock owned by BVF is not included in the as-converted ownership calculation. Due to its significant equity ownership, BVF is considered a related party of the Company.

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

12. Income Taxes

No provision was made for federal income tax, since the Company has incurred net operating losses during the three and nine months ended September 30, 2023 and 2022. The Company continues to maintain a full valuation allowance against its remaining net deferred tax assets.

The Company has a total of $5.9 million of gross unrecognized tax benefits, none of which would affect the effective tax rate upon realization as it currently has a full valuation allowance against its net deferred tax assets. The reversal of related deferred tax assets will be offset by a valuation allowance, should any of these uncertain tax positions be favorably settled in the future.

The Company does not expect its unrecognized tax benefits to change significantly over the next twelve months. The Company will recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. Through September 30, 2023, the Company has not accrued interest or penalties related to uncertain tax positions.

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

13. Subsequent Events

On October 23, 2023, Organon notified the Company of its intent to terminate for convenience the Organon License Agreement, which XOMA assumed pursuant to the ObsEva IP Acquisition Agreement dated November 21, 2022. The termination will be effective as of January 21, 2024. The Company will not be entitled to any milestone payments with respect to any milestone achieved by Organon following the notice of termination. No material early termination penalties will be payable by either party. The Company will evaluate the related intangible asset balance for impairment in the fourth quarter of 2023.

On October 30, 2023, the Company earned a $5.0 million milestone pursuant to the Viracta RPA related to the FDA’s acceptance of Day One Biopharmaceuticals’ NDA for tovorafenib.

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

Overview

XOMA is a biotech royalty aggregator. We have a sizable portfolio of economic rights to future potential milestone and royalty payments associated with partnered commercial and pre-commercial therapeutic candidates. Our portfolio was built through the acquisition of rights to future milestones, royalties and commercial payments that we have made since the royalty aggregator business model was implemented in 2017 combined with out-licensing our proprietary products and platforms from our legacy discovery and development business. Our drug royalty aggregator business is primarily focused on early to mid-stage clinical assets, primarily in Phase 1 and 2, with significant commercial sales potential that are licensed to large-cap partners. We expect that most of our future revenue will be based on payments we may receive for milestones and royalties related to these programs.

The generation of future revenues related to licenses, milestones, and royalties is dependent on the achievement of milestones or product sales by our existing licensees. We generated net loss of $17.1 million and negative cash flows from operations of $12.9 million for the year ended December 31, 2022. We generated net loss of $5.5 million and $20.7 million for the three and nine months ended September 30, 2023, respectively, and negative cash flows from operations of $14.2 million for the nine months ended September 30, 2023, and we had an accumulated deficit of $1.2 billion as of September 30, 2023.

Recent Business Developments

Portfolio Updates – Royalty and Commercial Payment Purchase Agreements

On October 30, 2023, we earned a $5.0 million milestone related to the FDA’s acceptance of Day One Biopharmaceuticals’ NDA for tovorafenib as a monotherapy in relapsed or progressive pediatric low-grade glioma.

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

In March 2023, we entered into the Aptevo CPPA, pursuant to which we acquired the full commercial payment stream and a portion of the milestone rights to IXINITY, which is marketed by Medexus for the control and prevention of bleeding episodes and postoperative management in people with Hemophilia B, from Aptevo. In the second quarter of 2023, we began receiving a mid-single digit percentage payment stream on all IXINITY sales from January 1, 2023, into the first quarter of 2035, and also will be entitled to milestone payments. Under the terms of the Aptevo CPPA, we paid Aptevo a $9.6 million upfront payment. In June 2023, we received $0.6 million from Aptevo representing the first commercial payment attributable to net sales of IXINITY that occurred during the first quarter of 2023 and paid an additional one-time payment of $50,000 to Aptevo pursuant to the Aptevo CPPA. In September 2023, we received $0.6 million from Aptevo representing the commercial payment attributable to net sales of IXINITY that occurred during the second quarter of 2023.

In February 2023 and September 2023, we received $2.4 million and $4.9 million, respectively, representing our commercial payment received from sales of VABYSMO during the last six months of 2022 and the first six months of 2023, respectively, under the Affitech CPPA.

Portfolio Updates – License and Collaboration Agreements

On October 23, 2023, Organon notified us of its intent to terminate the Organon License Agreement, which we assumed pursuant to the ObsEva IP Acquisition Agreement dated November 21, 2022. We will not be entitled to any milestone payments with respect to any milestone achieved by Organon following the notice of termination. The termination will be effective as of January 21, 2024. We will evaluate the related intangible asset balance for impairment in the fourth quarter of 2023.

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

There have been no significant changes in our critical accounting estimates during the nine months ended September 30, 2023, as compared with those previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 9, 2023.

Our significant accounting policies are included in “Note 2 – Basis of Presentation and Significant Accounting Policies” in our Condensed Consolidated Financial Statements.

Results of Operations

Revenues

Total revenues for the three and nine months ended September 30, 2023 and 2022, were as follows (in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2023	2022	Change	2023	2022	Change
Revenue from contracts with customers	$225	$25	$200	$1,350	$3,300	$(1,950)
Revenue recognized under units-of-revenue method	605	426	179	1,575	1,241	334
Total revenues	$830	$451	$379	$2,925	$4,541	$(1,616)

Revenue from Contracts with Customers

Revenue from contracts with customers includes upfront fees, annual license fees and milestone payments related to the out-licensing of our legacy product candidates and technologies. Revenue from contracts with customers for the three months ended September 30, 2023 increased compared to the same period in 2022 due to $0.2 million of milestones earned pursuant to the license agreement with Janssen. The decrease for the nine months ended September 30, 2023, as compared to the same period in 2022, was primarily due to $2.0 million in revenue recognized in the first quarter of 2022 related to a milestone event under our Rezolute license agreement and a $0.8 million milestone earned pursuant to the Takeda Collaboration Agreement, in the first quarter of 2022, partially offset by $1.3 million of milestones earned pursuant to the license agreement with Janssen, recognized during the nine months ended September 30, 2023.

Revenue Recognized under Units-of-Revenue Method

Revenues recognized under the units-of-revenue method include the amortization of unearned revenue from the sale of royalty interests to HCRP in 2016. Revenues for the three and nine months ended September 30, 2023, increased when compared with the same periods in 2022 due to an increase in sales of products underlying the agreements with HCRP.

R&D Expenses

R&D expenses were $25,000 and $0.1 million for the three and nine months ended September 30, 2023, respectively, which were consistent with $29,000 and $0.1 million for the same periods in 2022. We do not expect to incur substantial R&D expenses related to internally developed programs due to the focus on our royalty aggregator business model.

G&A Expenses

G&A expenses include salaries and related personnel costs, professional fees, and facilities costs. G&A expenses were $6.4 million for the three months ended September 30, 2023, compared with $4.8 million for the same period of 2022. The increase of $1.6 million was primarily due to a $1.9 million increase in stock-based compensation, partially offset by a decrease of $0.6 million for legal and consulting costs.

G&A expenses were $18.3 million for the nine months ended September 30, 2023 and $15.6 million for the same period in 2022. The increase of $2.7 million was primarily due to a $3.8 million increase in stock-based compensation, partially offset by a $1.4 million decrease in consulting and legal expenses.

Royalty Purchase Agreement Asset Impairment

Royalty purchase agreement asset impairment of $1.6 million for the nine months ended September 30, 2023, consisted of the impairment recorded related to our Bioasis RPAs in the second quarter of 2023.

Arbitration Settlement Costs

Arbitration settlement costs of $4.1 million for the nine months ended September 30, 2023, consisted of the costs incurred related to the arbitration proceeding settlement with one of our licensees.

Other Income (Expense)

Other Income (Expense), Net

The following table shows the activity in other income (expense), net for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2023	2022	Change	2023	2022	Change
Other income (expense), net
Investment income	$385	$274	$111	$1,238	$372	$866
Change in fair value of equity securities	(107)	(80)	(27)	(121)	(331)	210
Change in fair value of contingent consideration	—	—	—	75	—	75
Other	—	—	—	—	35	(35)
Total other income (expense), net	$278	$194	$84	$1,192	$76	$1,116

Investment income increased $0.1 million and $0.9 million in the three and nine months ended September 30, 2023, respectively, compared with the same periods in 2022 due to higher market interest rates. The change in fair value of equity securities was due to the change in market price of equity securities we own in shares of Rezolute’s common stock. The change in fair value of contingent consideration was due to the reduction in the fair value of the $75,000 contingent consideration related to the Bioasis RPA to zero (see Note 5 of the Condensed Consolidated Financial Statements).

Provision for Income Taxes

We recorded no provision for federal income tax, since we incurred net operating losses during the three and nine months ended September 30, 2023 and 2022. We continue to maintain a full valuation allowance against our remaining net deferred tax assets. We had a total of $5.9 million of gross unrecognized tax benefits, none of which would impact our effective tax rate to the extent that we continue to maintain a full valuation allowance against our deferred tax assets. We do not expect our unrecognized tax benefits to change significantly over the next twelve months.

Liquidity and Capital Resources

The following table summarizes our unrestricted cash and cash equivalents, our working capital and our cash flow activities as of and for each of the periods presented (in thousands):

	September 30,	December 31,
	2023	2022	Change
Cash and cash equivalents	$33,472	$57,826	$(24,354)
Working capital	$24,171	$54,435	$(30,264)

	Nine Months Ended September 30,
	2023	2022	Change
Net cash used in operating activities	$(14,231)	$(8,989)	$(5,242)
Net cash used in investing activities	(6,222)	(4,974)	(1,248)
Net cash used in financing activities	(3,901)	(3,129)	(772)
Net decrease in cash, cash equivalents and restricted cash	$(24,354)	$(17,092)	$(7,262)

Net cash used in operating activities for the nine months ended September 30, 2023, was $14.2 million due to our operating expenses of $24.8 million, excluding non-cash expenses of $9.0 million including stock-based compensation of $6.5 million and royalty purchase agreement asset impairment of $1.6 million. Net cash used in operating activities for the nine months ended September 30, 2022 was due to our operating expenses of $15.7 million, excluding non-cash expenses of $3.2 million including stock-based compensation of $2.6 million, partially offset by a $2.0 million milestone payment received from Rezolute and a $0.8 million milestone payment received from Takeda. The increase in net cash used in operating activities for the nine months ended September 30, 2023 as compared to the same period last year was largely attributable to the $4.1 million arbitration settlement cost.

Net cash used in investing activities for the nine months ended September 30, 2023, was $6.2 million due to the $9.6 million payment to Aptevo for the acquisition of payment rights pursuant to the Aptevo CPPA in March 2023, $5.0 million payment to LadRx for the acquisition of payment rights pursuant to the LadRx Agreements in June 2023, partially offset by the $7.3 million commercial payments from sales of VABYSMO and $1.1 million commercial payments from sales attributable to IXINITY. Net cash used in investing activities for the nine months ended September 30, 2022 was $5.0 million due to the $5.0 million and $3.0 million milestone payments pursuant to the Affitech CPPA in January 2022 and September 2022, respectively, partially offset by the $2.5 million milestone payment received from Kuros in July 2022 and the $0.5 million commercial payment received from Affitech in August 2022.

Net cash used in financing activities for the nine months ended September 30, 2023, of $3.9 million was due to the payment of dividends on our Series A and Series B Preferred Stock. Net cash used in financing activities for the nine months ended September 30, 2022, of $3.1 million was primarily due to the payment of dividends on our Series A and Series B Preferred Stock of $4.1 million, partially offset by the receipt of net cash provided from the exercise of stock options after related tax payments of $0.9 million.

Capital Resources

We have incurred significant operating losses since our inception and as of September 30, 2023, we had an accumulated deficit of $1.2 billion. As of September 30, 2023, we had $33.5 million in cash and cash equivalents. Based on our current cash balance and our ability to control discretionary spending, such as royalty acquisitions, we have evaluated and concluded our financial condition is sufficient to fund our planned operations, commitments, and contractual obligations for a period of at least one year following the filing date of this report.

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

Material Cash Requirements

Our material cash requirements in the short and long term consist of the following expenditures:

Operating expenditures: Our primary uses of cash and operating expenses relate to employee and related costs, consultants to support our administrative and business development efforts, legal and accounting services, insurance, investor relations and IT services. Our planned spending includes costs to satisfy the Continuity Incentive related to the departure of Mr. Neal as Chief Executive Officer in December 2022, increased personnel-related costs associated with the appointment of our new Executive Chairman and Chief Investment Officer, and payments of our employee retention bonuses. In addition, in March 2023, we received an adverse decision in an arbitration proceeding in which the arbitrators ruled we were responsible for the costs incurred by the counter-party. We paid these costs of $4.1 million in April 2023.

To support our royalty aggregator business model, we engage third parties to assist in our evaluation of potential acquisitions of milestone and royalty streams. Additional operating expenses, including consulting and legal costs, may increase in 2023 in response to an anticipated increase in the volume of acquisition targets evaluated or completed.

Our headquarters lease expires in July 2023. In June 2023 we entered into an amended lease with the same counterparty for a different unit in the same building. The new lease is expected to commence in the fourth quarter of 2023 and has a term of 65 months. As of September 30, 2023, we expect to incur incremental undiscounted costs of $0.5 million associated with our current and future building lease.

RPAs, AAAs, CPPAs and IP Acquisitions: A significant component of our business model is to acquire rights to potential future milestone and royalty streams. We expect to continue deploying capital toward these acquisitions in the near and long term.

We have potential contingent consideration of $4.0 million recorded on our consolidated balance sheets as of September 30, 2023, $1.0 million for a milestone payment due under our agreement with LadRx and $3.0 million for a sales milestone payment due under our agreement with Affitech. We have up to an additional $5.0 million in milestones that may become due under the LadRx Agreement.  We have evaluated and concluded our existing capital resources are adequate to meet those needs.

We have up to an additional $9.0 million in potential sales milestones that may become due under the Affitech CPPA.  In addition, we have potential sales-based milestones that may become due under our agreements with Aronora and Kuros, as well as non-sales-based milestones, sales-based milestones and sales-based royalty payments that may become due under our agreement with ObsEva. All of these milestones and royalty payments represent a portion of the funds we may receive in the future pursuant to these agreements, and therefore will be fully funded by the related royalty or commercial payment receipts.

Collaborative Agreements, Royalties and Milestone Payments: We have committed to make potential future milestone payments and legal fees to third parties as part of licensing and development programs. Payments under these agreements become due and payable only upon the achievement of certain developmental, regulatory and commercial milestones by our licensees. Because it is uncertain if and when these milestones will be achieved, such contingencies, aggregating up to $6.3 million (assuming one product per contract meets all milestone events) have not been recorded on our condensed consolidated balance sheet as of September 30, 2023. We are unable to determine precisely when and if our payment obligations under the agreements will become due as these obligations are based on milestone events, the achievement of which is subject to a significant number of risks and uncertainties. All payments due will be funded by a portion of the related milestone or royalty revenue we receive or will be reimbursed by our licensees.

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

On June 21, 2023 the Company entered into the LadRx Agreements to which the Company acquired all rights, title and interest related to arimoclomol and the right to receive all of the future royalties, regulatory and commercial milestones as well as other related payment related to aldoxorubicin. As of September 30, 2023, we may pay up to an additional $6.0 million in regulatory and commercial milestones.

On October 23, 2023, Organon notified us of its intent to terminate for convenience the Organon License Agreement, which we assumed pursuant to the ObsEva IP Acquisition Agreement dated November 21, 2022. The termination will be effective as of January 21, 2024. We will not be entitled to any milestone payments with respect to any milestone achieved by Organon following the notice of termination. No material early termination penalties will be payable by either party.

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

●	Our acquisitions of potential future royalty and/or milestone payments may not produce anticipated revenues and/or may be negatively affected by a default or bankruptcy of the licensor(s) or licensee(s), and if such transactions are secured by collateral, we may be, or may become, under-secured by the collateral or such collateral may lose value and we will not be able to recuperate our capital expenditures associated with the acquisition.
●	Many of our potential royalty acquisitions may be associated with drug products that are in clinical development and have not yet been commercialized. To the extent that such products are not successfully developed and commercialized, our financial condition and results of operations may be negatively impacted. Acquisitions of potential royalties associated with development stage biopharmaceutical product candidates are subject to a number of uncertainties.
●	We depend on our licensees and royalty-agreement counterparties for the determination of royalty and milestone payments. While we typically have primary or back-up rights to audit our licensees and royalty-agreement counterparties, the independent auditors may have difficulty determining the correct royalty calculation, errors, may be undetectable and payment calculations may call for retroactive adjustments. We may have to exercise legal remedies to resolve any disputes resulting from any such audit.
●	The lack of liquidity of our acquisitions of future potential milestones and royalties may adversely affect our business and, if we need to sell any of our acquired assets, we may not be able to do so at a favorable price, if at all. As a result, we may suffer losses. We have sustained losses in the past, and we expect to sustain losses in the foreseeable future.
●	The macroeconomic conditions, such as rising inflation rates, uncertain credit and global financial markets and supply chain disruptions, and geopolitical events, have adversely impacted and could materially and adversely impact the future our licensees or royalty-agreement counterparties or their licensees, which could cause delays or elimination of our receipts of potential milestones and royalties under our licensing or royalty and milestone acquisition arrangements.
●	Our royalty aggregator strategy may require that we register with the SEC as an “investment company” in accordance with the Investment Company Act of 1940. If we were to become an “investment company” and be subject to the restrictions of the 1940 Act, those restrictions would likely require significant changes in the way we do business and add significant administrative burdens to our operations.
●	Our royalty aggregator strategy may require us to raise additional funds to acquire milestone and royalty interests; we cannot be certain that funds will be available or available at an acceptable cost of capital, and if they are not available, we may be unsuccessful in acquiring milestone and royalty interests to sustain the business in the future.
●	Information available to us about the biopharmaceutical products underlying the potential royalties we buy may be limited and therefore our ability to analyze each product and its potential future cash flow may be similarly limited.
●	Our future income is dependent upon numerous potential milestone and royalty-specific assumptions and, if these assumptions prove not to be accurate, we may not achieve our anticipated rates of returns. Reductions in potential milestone or royalty payments compared to expectations, or impairments in the value of potential milestones and royalties acquired could have a material adverse effect on our financial condition and results of operations.
●	A large percentage of the calculated net present value of our portfolio is represented by a limited number of products. The failure of any one of these products to move forward in clinical development or commercialization may have a material adverse effect on our financial condition and results of operation.
●	We and our partners rely heavily on license and collaboration relationships, and any litigation, arbitration or other disputes with our licensees, collaborators and their partners or termination or breach of any of the related agreements could reduce the financial resources available to us. In the event of any disagreement that cannot be resolved satisfactorily to us, we may end up being paid less than anticipated on such product or involved in costly and time-consuming arbitration or litigation, which could materially adversely affect our financial condition, results of operation and future prospects.
●	Our potential milestone and royalty providers may rely on third parties to provide services in connection with their product candidate development and manufacturing programs. The inadequate performance by or loss of any of these service providers could adversely affect our potential milestone and royalty providers’ product candidate development.
●	We may not be able to successfully identify and acquire potential milestone and royalty streams on other products, product candidates, or programs, or other companies to grow and diversify our business, and, even if we are able to do so, we may not be able to successfully manage the risks associated with integrating any such products, product candidates, programs or companies into our business or we may otherwise fail to realize the anticipated benefits of these acquisitions.

●	Our potential milestone and royalty providers face uncertain results of clinical trials of product candidates. If our potential royalty providers’ therapeutic product candidates do not receive regulatory approval, our potential royalty providers will be unable to market them.
●	We do not know whether there will be, or will continue to be, a viable market for the product candidates in which we have an ownership, milestone or royalty interest.
●	If we and our potential royalty providers are unable to protect our intellectual property, in particular patent protection for principal products, product candidates and processes in which we have an ownership or royalty interest, and prevent the use of the covered subject matter by third parties, our potential royalty providers’ ability to compete in the market will be harmed, and we may not realize our profit potential.
●	We have a continuing obligation to pay quarterly dividends to holders of our Series A and Series B Preferred Stock, which will be an on-going expenditure for us and may limit our ability to borrow additional funds.

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

We have incurred significant operating losses and negative cash flows from operations since our inception. We generated net losses of $5.5 million and $20.7 million for the three and nine months ended September 30, 2023, negative cash flows from operations of $14.2 million for the nine months ended September 30, 2023, and we had an accumulated deficit of $1.2 billion as of September 30, 2023. We do not know whether we will ever achieve sustained profitability or whether cash flow from future operations will be sufficient to meet our needs.

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

Unstable market and global economic conditions, including adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults or non-performance by financial institutions or transactional counterparties, may have adverse consequences on our business, financial condition and stock price.*

The global credit and financial markets have experienced volatility, including as a result of the COVID-19 pandemic, changes in interest rates, and economic inflation, which has included diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, high inflation, uncertainty about economic stability and changes in unemployment rates. The financial markets and the global economy may also be adversely affected by the current or anticipated impact of military conflict, acts of terrorism or other geopolitical events. Sanctions imposed by the United States and other countries in response to such conflicts, including the one in Ukraine and the Middle East, may also continue to adversely impact the financial markets and the global economy, and any economic countermeasures by the affected countries or others could heighten market and economic instability. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. Our royalty aggregator strategy may be adversely affected by any such economic downturn, volatile business environment or continued unpredictable and unstable market conditions. Failure to secure any necessary financing in a timely manner could have a material adverse effect on our growth strategy, financial performance and stock price.

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

As of September 30, 2023, we had issued and outstanding 984,000 shares of Series A Preferred Stock with a liquidation preference of $25.00 per share, plus an amount equal to any accumulated and unpaid dividends up to the date of payment (whether or not declared). Additionally, as of September 30, 2023, we had issued and outstanding 1,600,000 depositary shares, each representing a 1/1000th fractional interest in a share of our Series B Preferred Stock with a liquidation preference of $25,000 per share of Series B Preferred Stock ($25.00 per depositary share), plus an amount equal to any accumulated and unpaid dividends up to the date of payment (whether or not declared). Our preferred stock is senior to our shares of common stock in right of payment of dividends and other distributions. In the event of our bankruptcy, dissolution or liquidation, the holders of our preferred stock must be satisfied before any distributions can be made to our common stockholders.

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

Our asset portfolio may not be fully diversified by product, therapeutic area, geographic region or other criteria. Any significant deterioration in the amount or likelihood of receipt of potential cash flows from the top products in our asset portfolio could have a material adverse effect on our business, financial condition and results of operation. For example, in September 2021, Novartis announced its decision to discontinue its study of CFZ533 (iscalimab) in kidney transplant. In September 2022, after an interim analysis of data, Novartis also decided to discontinue its study of CFZ533 in liver transplant, and in July 2023, Novartis announced that it is discontinuing its Phase 3 trial investigating NIS793 in first-line metastatic pancreatic ductal adenocarcinoma. In August 2023, Novartis communicated to us that it intends to discontinue development activities related to NIS793 and will cease enrolling patients in the remaining active clinical studies.

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

When the last patent covering a product expires or is otherwise invalidated in a country, a marketer may be economically motivated to terminate the applicable license or collaboration agreement, either in whole or with respect to such country, in order to terminate its payment and other obligations. In the event of such a termination, a licensor (which may be us in the case of our out-licensed products) or collaborator may no longer receive all of the payments it expected to receive from the applicable licensee or collaborator and may also be unable to find another company to continue developing and commercializing the product on the same or similar terms as those under the license or collaboration agreement that has been terminated. On October 23, 2023, Organon notified us of its intent to terminate the Organon License Agreement, which we assumed pursuant to the ObsEva IP Acquisition Agreement dated November 21, 2022. The termination will be effective as of January 21, 2024.

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

We had 12 full-time employees and one part-time employee as of November 2, 2023. We may require additional experienced executive, accounting, legal, administrative and other personnel from time to time in the future. We are highly dependent on principal members of our executive team, the loss of whose services may adversely impact the achievement of our objectives. There is intense competition for the services of these personnel, especially in California.

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

Also, there has been heightened governmental scrutiny recently in the U.S. over pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. For example, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the Department of Health and Human Services, or HHS, released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue to advance these principles. In addition, the IRA, among other things, (i) directs the Secretary of HHS to negotiate the price of certain high-expenditure, single-source drugs and biologics covered under Medicare Part B and Medicare Part D, and subjects drug manufacturers to civil monetary penalties and a potential excise tax by offering a price that is not equal to or less than the negotiated “maximum fair price” under the law, and (ii) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has and will continue to issue and update guidance as these programs are implemented. These provisions will take effect progressively starting in fiscal year 2023. On August 29, 2023, HHS announced the list of the first ten drugs that will be subject to price negotiations, although the Medicare drug price negotiation program is currently subject to legal challenges. It is currently unclear how the IRA will be implemented but it is likely to have a significant impact on the pharmaceutical industry. Further, in response to the Biden administration’s October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the Center for Medicare and Medicaid Innovation which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future. In addition, beginning in 2023, Centers for Medicare & Medicaid Services, or CMS, will require manufacturers to refund CMS for certain discarded amounts of single-dose container and single-use package drugs. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, and restrictions on certain product access. In some cases, such legislation and regulations have been designed to encourage importation from other countries and bulk purchasing.

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

There can be no assurance that the market price of our common stock will not decline below its present market price. Additionally, there may not be an active trading market for our common stock, Series A Preferred Stock or depositary shares representing interests in our Series B Preferred Stock. The market prices of biotechnology companies have been and are likely to continue to be highly volatile. Fluctuations in our operating results and general market conditions for biotechnology stocks could have a significant impact on the volatility of our stock price or the existence of an active trading market for our common stock, Series A Preferred Stock or depositary shares representing interests in our Series B Preferred Stock. We have experienced significant volatility in the price of our common stock. From January 1, 2023, through November 2, 2023, the share price of our common stock has ranged from a high of $23.51 to a low of $13.48. From January 1, 2023, through November 2, 2023, the share price of our Series A Preferred Stock has ranged from a high of $25.48 to a low of $21.40. From January 1, 2023, through November 2, 2023, the share price of our Series B Preferred Stock has ranged from a high of $25.37 to a low of $20.43. Additionally, we have two significant holders of our common stock that could affect the liquidity of our stock and have a significant negative impact on our stock price if the holders were to quickly sell their ownership positions.

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

As of September 30, 2023, there were 5,003 shares of Series X preferred stock issued and outstanding. Each share of Series X preferred stock is convertible into 1,000 shares of registered common stock. The total number of shares of common stock issuable upon conversion of all issued Series X preferred stock would be 5,003,000 shares. Each share is convertible at the option of the holder at any time, provided that the holder will be prohibited from converting into common stock if, as a result of such conversion, the holder, together with its affiliates, would beneficially own a number of shares above a conversion blocker, which was initially set at 19.99% of our total common stock then issued and outstanding immediately following the conversion of such shares. A holder of Series X preferred shares may elect to increase or decrease the conversion blocker above or below 19.99% on 61 days’ notice, provided the conversion blocker does not exceed the limits under Nasdaq Marketplace Rule 5635(b), to the extent then applicable. If holders of our Series X convertible preferred stock elect to convert their preferred shares into common stock such conversion would dilute our currently outstanding common stock both in number and in earnings per share. BVF (and its affiliates), as current holders of all shares of our Series X preferred stock, would, if they converted all such shares to common stock, obtain majority voting control of the Company. As of September 30, 2023, BVF owned approximately 31.7% of our total outstanding shares of common stock, and if all of the Series X convertible preferred shares were converted, BVF would own 52.4% of our total outstanding shares of common stock. Additionally, as of September 30, 2023, we had issued and outstanding 984,000 shares of Series A Preferred Stock and 1,600,000 depositary shares, each representing a 1/1000th fractional interest in a share of our Series B Preferred Stock.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, and Issuer Purchases of Equity Securities

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

We were originally incorporated in Delaware in 1981 and became a Bermuda-exempted company in December 1998. Effective December 31, 2011, we changed our jurisdiction of incorporation from Bermuda back to Delaware, and changed our name from XOMA Ltd. to XOMA Corporation. XOMA Ltd. is a discontinued Bermuda corporation.  In connection with the change in jurisdiction, the common shares of XOMA Ltd. were converted into shares of common stock of XOMA Corporation and currently trade on The Nasdaq Stock Market LLC under the symbol “XOMA“.  XOMA Ltd. has no publicly-traded securities; however, during the change process we did not take the administrative steps necessary to de-register the common shares of XOMA Ltd. with the SEC.  In September 2023, we became aware that the SEC had commenced an administrative action to revoke the registration the XOMA Ltd. common shares that are still registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended.  As the de-registration of the XOMA Ltd. common shares is appropriate, we are not objecting to the proposed administrative action, and we do not expect that such action will have any impact on the registration of the shares of common stock of XOMA Corporation.

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

XOMA Corporation

Date: November 7, 2023	By:	/s/ OWEN HUGHES
Owen Hughes Executive Chairman of the Board of Directors and Interim Chief Executive Officer

Date: November 7, 2023	By:	/s/ THOMAS BURNS
Thomas Burns Senior Vice President, Finance and Chief Financial Officer (Principal Financial and Principal Accounting Officer)