Form 10-K
period 2023-12-31
XOMA Corp
filed 2024-03-08
CIK 791908

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒       ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

OR

☐      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                      TO

Commission File Number: 001-39801

XOMA CORPORATION

(Exact name of Registrant as specified in its charter)

Delaware	52-2154066
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2200 Powell Street, Suite 310, Emeryville, California	94608
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (510) 204-7200

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0075	XOMA	The Nasdaq Global Market
8.625% Series A Cumulative Perpetual Preferred Stock, par value $0.05	XOMAP	The Nasdaq Global Market
Depositary Shares (each representing 1/1000th interest in a share of 8.375% Series B Cumulative Perpetual Preferred Stock, par value $0.05)	XOMAO	The Nasdaq Global Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. YES ☐ NO ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). YES ☒ NO ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on the Nasdaq Global Market on June 30, 2023, was $123,749,750.

The number of shares of Registrant’s Common Stock outstanding as of March 4, 2024 was 11,625,826.

XOMA Corporation

2023 FORM 10-K ANNUAL REPORT

i

GLOSSARY OF TERMS AND ABBREVIATIONS

Abbreviations	Definition
2010 Plan	the Company's 2010 Long Term Incentive and Stock Award Plan, as amended
2018 Common Stock ATM Agreement	At The Market Issuance Sales Agreement with HCW dated December 18, 2018
2021 Series B Preferred Stock ATM Agreement	At The Market Issuance Sales Agreement with B. Riley dated August 5, 2021
‘40 Act	Investment Company Act of 1940
AAA	Assignment and Assumption Agreement
ACA	The Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010
Affimed	Affimed N.V.
Affitech	Affitech Research AS
Affitech CPPA	the Company's Commercial Payment Purchase Agreement with Affitech dated October 6, 2021
Agenus	Agenus, Inc. and certain affiliates
Agenus RPA	the Company's Royalty Purchase Agreement with Agenus dated September 20, 2018
Alora	Alora Pharmaceuticals
Anti-TGFβ Antibody License Agreement	the Company's License Agreement with Novartis dated September 30, 2015
April 2022 Letter Agreement	the Letter Agreement to Officer Employment Agreement dated August 7, 2017, between XOMA Corporation and Thomas Burns dated April 1, 2022
Aptevo	Aptevo Therapeutics Inc.
Aptevo CPPA	the Company’s Payment Interest Purchase Agreement with Aptevo dated March 29, 2023, referred to herein as “Aptevo Commercial Payment Purchase Agreement” or “Aptevo CPPA”
Aronora	Aronora, Inc.
Aronora RPA	the Company's Royalty Purchase Agreement with Aronora dated April 7, 2019
AstraZeneca	AstraZeneca plc
ASC	Accounting Standards Codification
ASC 310	ASC Topic 310, Receivables
ASC 326	ASC Topic 326, Financial Instruments – Credit Losses
ASC 450	ASC Topic 450, Contingencies
ASC 606	ASC Topic 606, Revenue from Contracts with Customers
ASC 805	ASC Topic 805, Business Combinations
ASC 815	ASC Topic 815, Derivatives and Hedging
ASC 842	ASC Topic 842, Leases
ASU	Accounting Standards Update
Bayer	Bayer Pharma AG
Bioasis	Bioasis Technologies, Inc. and certain affiliates
Bioasis RPA	the Company's Royalty Purchase Agreement with Bioasis dated February 25, 2019
BLA	Biologic License Application
Black-Scholes Model	Black-Scholes Option Pricing Model
Blue Owl	Blue Owl Capital Corporation
Blue Owl Loan	Loan pursuant to the Blue Owl Loan Agreement
Blue Owl Loan Agreement	Loan agreement dated as of December 15, 2023, between XRL, the lenders from time to time party thereto and Blue Owl, as administrative agent
Board	the Company’s Board of Directors

B. Riley	B. Riley Securities, Inc.
BVF	Biotechnology Value Fund, L.P.
CCPA	California Consumer Privacy Act of 2018, collectively the Act and its regulations
CARES	Coronavirus Aid, Relief, and Economic Security
cGMP	current Good Manufacturing Practice
Chiesi	Chiesi Farmaceutici S.p.A.
Company	XOMA Corporation, including its subsidiaries
CPPA	Commercial Payment Purchase Agreement
CPRA	California Privacy Rights Act
Dsuvia®	sufentanil sublingual tablet
DoD	U.S. Department of Defense
EC	European Commission
EMA	European Medicines Agency
ESPP	2015 Employee Stock Purchase Plan, as amended
EU	European Union
FCPA	U.S. Foreign Corrupt Practices Act of 1977, as amended
FDA	U.S. Food and Drug Administration
FDCA	The Federal Food, Drug, and Cosmetic Act
FDIC	Federal Deposit Insurance Corporation
GAAP	Generally accepted accounting principles
G&A	General and administrative
GDPR	General Data Protection Regulation
Gevokizumab License Agreement	the Company's License Agreement with Novartis dated August 24, 2017
HCRP	Healthcare Royalty Partners II, L.P.
HCW	H.C. Wainwright & Co., LLC
HIPAA	Federal Health Insurance Portability and Accountability Act of 1996
ICE®	Innate cell engager
ImmunityBio	ImmunityBio, Inc. (formerly NantCell, Inc.)
ImmunityBio License Agreement	Out-license agreement to ImmunityBio from LadRx dated July 27, 2017, related to the development and commercialization of Aldoxorubicin, as amended on September 27, 2018
IP	Intellectual Property
Janssen	Janssen Biotech, Inc.
Kinnate	Kinnate Biopharma Inc.
Kuros	Kuros Biosciences AG, Kuros US LLC and Kuros Royalty Fund (US) LLC, collectively
Kuros RPA	the Company's Royalty Purchase Agreement with Kuros dated July 14, 2021
LadRx	LadRx Corporation (formerly CytRx Corporation)
LadRx Agreements	LadRx AAA and LadRx RPA
LadRx AAA	the Company’s Assignment and Assumption Agreement with LadRx dated June 21, 2023
LadRx RPA	the Company’s Royalty Purchase Agreement with LadRx dated June 21, 2023
Medexus	Medexus Pharmaceuticals, Inc.
Merck	Merck Sharp & Dohme Corp
Merck KGaA	Ares Trading SA

Merck KGaA License Agreement

In-license agreement from Merck KGaA to ObsEva related to ebopiprant dated June 10, 2015 and subsequently amended on July 8, 2016 (assumed by the Company as part of the ObsEva IP Acquisition Agreement)

NDA	New Drug Application
NIH	National Institutes of Health
NOL	net operating loss
Novartis	Novartis Pharma AG, Novartis International Pharmaceutical Ltd., Novartis Institutes for Biomedical Research, Inc. and/or Novartis Vaccines and Diagnostics, Inc.
November 2022 Letter Agreement	November 1, 2022 amendment to the April 2022 Letter Agreement
ObsEva	ObsEva SA
ObsEva IP Acquisition Agreement	Company's IP Acquisition Agreement with ObsEva dated November 21, 2022
Ology Bioservices	Ology Bioservices Inc. (formerly Nanotherapeutics Inc., now a wholly owned subsidiary of National Resilience, Inc.)
Organon	Organon International GmbH
Organon License Agreement	Out-license agreement to Organon from ObsEva dated July 26, 2021, related to the development and commercialization of ebopiprant (assumed by the Company as part of the ObsEva IP Acquisition Agreement)
Palo	Palobiofarma, S.L.
Palo RPA	the Company's Royalty Purchase Agreement with Palo dated September 26, 2019
Pfizer	Pfizer, Inc.
PSU	Performance stock unit
R&D	Research and development
Regeneron	Regeneron Pharmaceuticals, Inc.
Amended Retention Plan	October 25, 2022 amendment to the Retention Plan
Retention Plan	Retention and Severance Plan dated March 31, 2022
Rezolute	Rezolute, Inc., formerly Antria Bio, Inc.
Rezolute License Agreement	the Company's License Agreement with Rezolute dated December 6, 2017, as amended in March 2018, January 2019 and March 2020
RPA	Royalty Purchase Agreement
Roche	F. Hoffmann-La Roche AG
SEC	U.S. Securities and Exchange Commission
Second Bioasis RPA	the Company's Royalty Purchase Agreement with Bioasis dated November 2, 2020
Series A Preferred Stock	the 8.625% Series A cumulative, perpetual preferred stock issued in December 2020
Series B Preferred Stock	the 8.375% Series B cumulative, perpetual preferred stock issued in April 2021
Series A and Series B Preferred Stock	Series A Preferred Stock and Series B Preferred Stock, collectively
Series B Depositary Shares	the depositary shares, each representing 1/1000th interest in a share of Series B Preferred Stock
Sonnet	Sonnet BioTherapeutics, Inc., formerly Oncobiologics, Inc.
Sonnet Collaboration Agreement	the Company's Collaboration Agreement with Sonnet dated July 23, 2012, as amended in May 2019
SOX	Sarbanes-Oxley Act of 2002
SVB	Silicon Valley Bank
Takeda	Takeda Pharmaceutical Company Limited
Takeda Collaboration Agreement	the Company's Collaboration Agreement with Takeda dated November 1, 2006, as amended in February 2007 and February 2009

Talphera	Talphera, Inc.
TGFβ	transforming growth factor beta
U.S.	United States
VABYSMO®	faricimab-svoa
Viracta	Viracta Therapeutics, Inc.
Viracta RPA	the Company's Royalty Purchase Agreement with Viracta dated March 22, 2021, as amended March 4, 2024
XOMA	XOMA Corporation, a Delaware corporation, including subsidiaries
XRL	XRL 1 LLC, a wholly-owned subsidiary of XOMA
Zevra	Zevra Therapeutics, Inc. (formerly KemPharm Denmark A/S)
Zevra APA

Asset Purchase Agreement dated May 13, 2011 between LadRx and Orphazyme ApS, and assigned to Zevra as of June 1, 2022, related to the sale of arimoclomol from LadRx to Zevra (assumed by the Company as part of LadRx AAA)

PART I

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995, which are subject to the “safe harbor” created by those sections. Forward-looking statements are based on current expectations, estimates and forecasts, as well as our management’s beliefs and assumptions and on information currently available to them, and are subject to risks and uncertainties that are difficult to predict. In some cases you can identify forward-looking statements by words such as “may,” “will,” “should,” “might,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential,” “intend” “goal,” “strategy,” “continue,” “design” and similar words, expressions or the negative of such terms intended to identify forward-looking statements. Examples of these statements include, but are not limited to, statements regarding: trend analyses and statements regarding future events, future financial performance, anticipated growth, and industry prospects, our future operating expenses, our future losses, the success of our strategy as a royalty aggregator, the assumptions underlying our business model, the extent to which issued and pending patents may protect the products and processes in which we have an ownership or royalty interest and prevent the use of the covered subject matter by third parties, the potential of our existing product candidates to lead to the development of commercial products, our ability to receive potential milestone or royalty payments under license and collaboration agreements and the amount and timing of receipt of those payments, our ability to locate suitable assets to acquire, our ability to complete (on a timely basis or at all) and realize the benefits from acquisitions, uncertainties related to the acquisition of interest in development-stage and clinical-stage product candidates, fluctuations in, our ability to predict our operating results and cash flows, and the sufficiency of our capital resources. Forward-looking statements are based on assumptions that may not prove accurate. Actual results could differ materially from those anticipated due to certain risks inherent in the biotechnology industry and for our licensees engaged in the development of new products in a regulated market. Among other things: there can be no assurance that our revenues or expenses will meet any expectations or follow any trend(s); we may be unable to retain our key employees; litigation, arbitration or other disputes with third parties may have a material adverse effect on us; our product candidates subject to our out-license agreements are still being developed, and our licensees’ may require substantial funds to continue development which may not be available; we may not be successful in entering into out-license agreements for our product candidates; if our therapeutic product candidates do not receive regulatory approval, our third-party licensees will not be able to manufacture and market them; products or technologies of other companies may render some or all of our product candidates noncompetitive or obsolete; we do not know whether there will be, or will continue to be, a viable market for the products in which we have an ownership or royalty interest; even once approved, a product may be subject to additional testing or significant marketing restrictions, its approval may be withdrawn or it may be voluntarily taken off the market; and we and our licensees are subject to various state and federal healthcare related laws and regulations that may impact the commercialization of our product candidates and could subject us to significant fines and penalties. These and other risks, and uncertainties that may cause our actual results or outcomes to differ materially and adversely from those expressed in our forward-looking statements, including those related to current economic and financial market conditions, are identified below in Item 1, Business; Item 1A, Risk Factors; Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations; and other sections of this Annual Report on Form 10-K.

Forward-looking statements are inherently uncertain and you should not place undue reliance on these statements, which speak only as of the date that they were made. These cautionary statements should be considered in connection with any written or oral forward-looking statements that we may issue in the future. Except as required by law, we do not undertake any obligation to revise or update publicly any forward-looking statements after completion of the filing of this Annual Report on Form 10-K to reflect later events or circumstances or to reflect the occurrence of unanticipated events, or otherwise.

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

All references to “portfolio” in this Annual Report on Form 10-K are to milestone and/or royalty rights associated with a basket of product candidates in development.

We use our trademarks, trade names and services marks in this Annual Report on Form 10-K as well as trademarks, trade names and service marks that are the property of other organizations. Solely for convenience, trademarks and trade names referred to in this report appear without the ® and ™ symbols, but those references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or that the applicable owner will not assert its rights, to these trademarks and trade names.

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

●	Our acquisitions of potential future royalty or milestone payments may not produce anticipated revenues.
●	We may not successfully complete or realize the expected business or financial benefits of our acquisitions or investments in companies that hold royalty assets.
●	Many of our potential royalty acquisitions may be associated with product candidates that are in clinical development and have not yet been commercialized. If our potential royalty providers’ therapeutic product candidates do not receive regulatory approval, our potential royalty providers will be unable to market them.
●	Actual or threatened epidemics, pandemics, outbreaks of disease, or other public health crises, natural disasters, public health crises, political crises and other catastrophic events, and unstable market and macroeconomic conditions have and may in the future, adversely affect us, our licensees or royalty-agreement counterparties or their licensees.
●	Biopharmaceutical products are subject to sales risks and substantial competition and the volatility of the biotechnology industry may affect us indirectly as well as directly.
●	We depend on our third parties for the determination of royalty and milestone payments.
●	The lack of liquidity of our acquisitions of future potential milestones and royalties may adversely affect us.
●	Our royalty aggregator strategy may require that we register with the SEC as an “investment company” in accordance with the Investment Company Act of 1940.
●	We have sustained losses in the past, and we expect to sustain losses in the foreseeable future.
●	Our royalty aggregator strategy may require us to raise additional funds.
●	We have an obligation to pay quarterly dividends to holders of our Series A Preferred Stock and Series B Preferred Stock, and these stockholders have rights senior to those of our common stockholders.
●	Information available to us about the intellectual property or biopharmaceutical products underlying the potential royalties we buy may be limited and our future income is dependent on numerous potential milestone and royalty-specific assumptions that may prove not to be accurate.
●	A large percentage of the calculated net present value of our portfolio is represented by a limited number of products, and the royalties that we acquire may fall outside the biopharmaceutical industry.
●	We may not be able to successfully identify and acquire potential milestone and royalty streams, and we may not be able to successfully manage the risks associated with integration.
●	Biological products and product candidates of our potential milestone and royalty providers may face more intense competition or competition sooner than anticipated.

●	Our potential royalty providers may be unable to price our products effectively or obtain coverage and adequate reimbursement for sales of our products.
●	We do not know whether there will be, or will continue to be, a viable market for the product candidates in which we have an ownership, milestone, or royalty interest.
●	Product liability claims may diminish the returns on biopharmaceutical products.
●	We and our potential royalty providers may be unable to protect our or their intellectual property, and litigation regarding intellectual property can be costly.
●	We and our partners rely heavily on license and collaboration relationships and our potential milestone and royalty providers may rely on other third parties to provide services.
●	The marketers of biopharmaceutical products are substantially responsible for the ongoing regulatory approval, commercialization, manufacturing and marketing of products.
●	Certain of our technologies are in-licensed from third parties, so our and our licensees’ use of them may be restricted and subject to additional risks.
●	We may not be able to attract and retain qualified personnel, and our employees may engage in misconduct or other improper activities.
●	Our information technology systems or data or those of our partners or contractors could be compromised, and our actual or perceived failure to comply with any data privacy or security obligations could lead to regulatory investigations or actions; litigation; fines and penalties; a disruption of our business operations; reputational harm; loss of revenue or profits; and other adverse consequences.
●	Even after FDA approval, a product may be subject to additional testing or significant marketing restrictions, its approval may be withdrawn, or it may be removed voluntarily from the market.
●	Healthcare reform measures and other statutory or regulatory changes could adversely affect our business.
●	We are subject to the U.S. Foreign Corrupt Practices Act and other anti-corruption laws, and as we or our potential milestone and royalty providers do more business internationally, we expect to become subject to additional political, economic and regulatory uncertainties.
●	Our share price may be volatile, which may subject us to litigation.
●	Our results of operations and liquidity needs could be materially negatively affected by market fluctuations or an economic downturn.
●	We may issue additional equity securities from time to time, and we may sell additional debt securities.
●	Our organizational documents contain provisions that may prevent transactions that could be beneficial to our stockholders and may insulate our management from removal.
●	We can provide no assurance that we will, at all times, in the future be able to report that our disclosure controls and internal controls over financial reporting are effective.
●	Stockholder and private lawsuits, and potential similar or related lawsuits, could result in substantial damages, divert management’s time and attention from our business, and have an adverse effect on us.

Item 1. BUSINESS

Overview and Strategy

XOMA is a biotech royalty aggregator. We have a sizable portfolio of economic rights to future potential milestone and royalty payments associated with partnered commercial and pre-commercial therapeutic candidates. Our portfolio was built through the acquisition of rights to future milestones, royalties and commercial payments since our royalty aggregator business model was implemented in 2017 combined with out-licensing our proprietary products and platforms from our legacy discovery and development business. Our royalty aggregator business is primarily focused on early to mid-stage clinical assets, primarily in Phase 1 and 2, with significant commercial sales potential that are licensed to larger pharmaceutical partners. We also acquire milestone and royalty revenue streams on late-stage clinical assets or commercial assets that are designed to address unmet markets or have a therapeutic advantage, have long duration of market exclusivity, and are expected to generate royalty or milestone payments to us in a short timeframe. We expect most of our future revenue to be based on payments we may receive for milestones and royalties associated with these programs.

Our strategy is to expand our portfolio by acquiring additional potential milestone and royalty revenue streams from product candidates from third parties. We believe that expanding our portfolio through these acquisitions allows for further diversification across therapeutic areas and development stages.

Royalty Portfolio

The following tables highlight key assets included in our portfolio of potential future milestone and royalty payment streams. These tables do not include all assets because certain assets are subject to confidentiality agreements.

Key Portfolio Assets

COMPANY	ASSET NAME	TARGET	ROYALTY RATE
Alora	DSUVIA® (sufentanil sublingual tablet)	μreceptors	15% (Commercial) 37.5-75% (DoD)
Day One	DAY101 (tovorafenib)	Pan-RAF	Mid-single-digit
Janssen Biotech	JNJ-63723283 (cetrelimab)	PD-1	0.75%
Medexus	IXINITY® [coagulation factor IX (recombinant)]	Factor IX	Mid-single-digit
Rezolute	RZ358	INSR	High single-digit to mid-teens
Roche	VABYSMO® (faricimab-svoa)	Angiopoietin-2 and VEGF-A	0.5%
Takeda	TAK-079 (mezagitamab)	CD-38	4%
Zevra	arimoclomol	Heat-shock protein 70	Mid-single-digit

Large pharma assets

COMPANY	ASSET NAME	TARGET	ROYALTY RATE
AstraZeneca	AZD2936	TIGIT/PD-1	Confidential
Bayer	BAY-1213790 (osocimab)	Factor XIa	Low single-digit
LG Chem (AVEO Oncology)	AV-299 (ficlatuzumab)	HGF	Low single-digit
Novartis	CFZ533 (iscalimab)	CD-40	Mid-single-digit to low-teens
Regeneron	CMP-001 (vidutolimod)	TLR9	High single-digit to double-digit

Biotech assets

COMPANY	ASSET NAME	TARGET	ROYALTY RATE
Affimed	AFM13 (acimtamig)	CD30/CD16A	Confidential
Affimed	AFM24	EGRF/CD16A	Confidential
Aronora	AB023 (gruticibart)	Factor XI	Low single-digit
Aronora	AB002 (E-WE thrombin)	E-WE thrombin	Low single-digit
Aronora	AB054	Factor XII	Low single-digit
AVEO Oncology	AV-299 (ficlatuzumab)	HGF	Low single-digit
Compugen	COM902	TIGIT	Confidential
Denovo Biopharma	vosaroxin	topoisomerase II	High single-digit
ImmunityBio	aldoxorubicin	Albumin-linked formulation of doxorubicin	Mid-single-digits to mid-teens
Incyte	INCAGN2385	LAG-3	Low to mid-single-digit
Incyte	INCAGN02390	TIM-3	Low to mid-single-digit
Monopar Therapeutics	MNPR-101	uPAR	None
Palobiofarma	PBF-680	Adenosine A1 receptor	Low single-digit
Palobiofarma	PBF-677	Adenosine A3 receptor	Low single-digit
Palobiofarma	PBF-999	Adenosine A2a receptor/ Phosphodiesterase 10 (PDE-10)	Low single-digit
Palobiofarma	PBF-1129	Adenosine A2b receptor	Low single-digit
Palobiofarma	PBF-1650	Adenosine A3 receptor	Low single-digit
National Resilience	G03-52-01	Botulinum neurotoxins	15%
Rezolute	RZ402	Plasma kallikrein	Low single-digit

Acquisitions – Commercial Programs

Affitech Commercial Payment Purchase Agreement

In October 2021, we entered into the Affitech CPPA, pursuant to which we purchased a future stream of commercial payment rights to Roche’s VABYSMO® (faricimab-svoa) from Affitech for an upfront payment of $6.0 million. We are eligible to receive commercial payments from Roche consisting of 0.5% of future net sales of faricimab for a ten-year period following the first commercial sales in each applicable jurisdiction. In 2022, VABYSMO was approved by the FDA and the EMA for the treatment of wet, or neovascular, age-related macular degeneration and diabetic macular edema. In 2022, pursuant to the Affitech CPPA, we paid Affitech $8.0 million in milestone payments tied to these marketing approvals. In October 2023, the FDA approved VABYSMO for the treatment of retinal vein occlusion.

Pursuant to the Affitech CPPA, we received commercial payments totaling $7.3 million and $0.5 million in 2023 and 2022, respectively. Based on net sales of VABYSMO in 2023, we paid Affitech additional milestones totaling $6.0 million in March 2024, and we may pay up to an additional $6.0 million in milestones based on the achievement of certain sales thresholds in future periods.

Aptevo Commercial Payment Purchase Agreement

In March 2023, we entered into the Aptevo CPPA, pursuant to which we acquired the full commercial payment stream and a portion of the milestone rights to IXINITY® [coagulation factor IX (recombinant)], which is marketed by Medexus for the control and prevention of bleeding episodes and postoperative management in people with Hemophilia B. We expect to receive a mid-single digit percentage payment stream on all IXINITY sales from January 1, 2023 until the first quarter of 2035, and also expect to be entitled to receive milestone payments. Under the terms of the Aptevo CPPA, in 2023 we paid Aptevo a $9.6 million upfront payment plus a $50,000 one-time payment when the first commercial payment exceeded $0.5 million.

Pursuant to the Aptevo CPPA, we received commercial payments totaling $1.7 million in 2023.

Talphera Commercial Payment Purchase Agreement

In January 2024, we acquired an economic interest in DSUVIA® (sufentanil sublingual tablet) from Talphera, for $8.0 million. DSUVIA was approved in 2018 by the FDA for use in adults in certified medically supervised healthcare settings. In April 2023, Talphera divested DSUVIA to Alora Pharmaceuticals for an upfront payment, a 15% royalty on commercial net sales, a 75% royalty on net sales to the DoD, and up to $116.5 million in milestone payments. Under the terms of the agreement, we are entitled to receive 100% of all royalties and milestones related to DSUVIA sales until we receive $20.0 million. Once we receive $20.0 million, the 75% royalties generated from DoD purchases and the remaining $116.5 million in potential milestone payments due from Alora will be shared equally between us and Talphera. We will fully retain the 15% royalty associated with DSUVIA commercial sales.

Acquisitions - Pre-Commercial Programs

LadRx Agreements

In June 2023, we entered into the LadRx AAA pursuant to the which we acquired from LadRx all of its rights, title and interests related to arimoclomol under the Zevra RPA. We also entered into the LadRx RPA, pursuant to which we acquired the right to receive all of the future royalties, regulatory and commercial milestone payments as well as other related payments due to LadRx from ImmunityBio related to aldoxorubicin under the ImmunityBio License Agreement. The purchased rights related to arimoclomol include potential regulatory and commercial milestone payments of up to $52.5 million (net of certain payment obligations of up to $9.5 million based on a portion of the regulatory and commercial milestone payments) and potential royalty payments in low single-digit percentages of aggregate net sales associated with arimoclomol. The purchased payments related to aldoxorubicin include potential regulatory and commercial milestone payments of up to $342.7 million and royalty payments on aggregate net sales of aldoxorubicin in the low to mid-teens for sales of orphan indications and mid to high single-digit percentages for sales of other licensed products.

Upon closing of the LadRx Agreements, we paid LadRx an upfront payment of $5.0 million.  In January 2024, Zevra announced the FDA accepted its NDA resubmission for arimoclomol, and pursuant to the LadRx RPA, we paid LadRx a $1.0 million milestone payment. We may pay up to an additional $1.0 million commercial milestone payment related to arimoclomol and an additional $4.0 million regulatory milestone payment related to aldoxorubicin.

Kuros Royalty Purchase Agreement

In July 2021, we entered into the Kuros RPA, pursuant to which we acquired the rights to 100% of the potential future royalties from commercial sales, which are tiered from high single-digit to low double-digits, and up to $25.5 million in pre-commercial milestone payments associated with an existing license agreement related to Checkmate Pharmaceuticals’ vidutolimod (CMP-001), a Toll-like receptor 9 agonist, packaged in a virus-like particle, for an upfront payment of $7.0 million. We may pay additional sales-based milestone payments to Kuros of up to $142.5 million, representing a portion of the future royalties on commercial sales.

In May 2022, Regeneron completed its acquisition of Checkmate Pharmaceuticals resulting in a $5.0 million milestone payment to Kuros. Pursuant to the Kuros RPA, we were entitled to 50% of the milestone payment, which we received in July 2022.

Viracta Royalty Purchase Agreement

In March 2021, we entered into the Viracta RPA, pursuant to which we acquired the right to receive future royalties, milestone payments, and other payments related to two clinical-stage drug candidates for an upfront payment of $13.5 million. The first candidate, DAY101 (a pan-RAF kinase inhibitor), is being developed by Day One Biopharmaceuticals, and the second candidate, vosaroxin (a topoisomerase II inhibitor), is being developed by Denovo Biopharma. We acquired the right to receive (i) up to $54.0 million in potential milestone payments, potential royalties on sales, if approved, and other payments related to DAY101, excluding up to $5.0 million retained by Viracta, and (ii) up to $57.0 million in potential regulatory and commercial milestone payments and high single-digit royalties on sales related to vosaroxin, if approved.

In October 2023, we earned a $5.0 million milestone payment related to the FDA’s acceptance of Day One Biopharmaceuticals’ NDA for tovorafenib as a monotherapy in relapsed or progressive pediatric low-grade glioma.

Agenus Royalty Purchase Agreement

In September 2018, we entered into the Agenus RPA, pursuant to which we acquired the right to receive 33% of the future royalties due to Agenus from Incyte (net of certain royalties payable by Agenus to a third party) and 10% of all future developmental, regulatory and sales milestone payments on sales of certain Incyte immuno-oncology assets. In addition, we acquired the right to receive 33% of the future royalties due to Agenus from Merck and 10% of all future developmental, regulatory and sales milestone payments on sales of MK-4830, an immuno-oncology product. Pursuant to the Agenus RPA, our share in future potential development, regulatory and commercial milestones is up to $59.5 million, and the royalties have no limit. Under the terms of the Agenus RPA, we paid Agenus an upfront payment of $15.0 million.

In November 2020, MK-4830 advanced into Phase 2 development. As a result of the advancement, Agenus earned a $10.0 million clinical development milestone payments pursuant to its license agreement with Merck, of which we received $1.0 million.

Aronora Royalty Purchase Agreement

In April 2019, we entered into the Aronora RPA, pursuant to which we acquired the rights to potential royalties and a portion of upfront, milestone, and option payments associated with five anti-thrombotic hematology product candidates in development: three candidates subject to Aronora’s collaboration with Bayer (the “Bayer Products”) and two additional early-stage candidates (the “non-Bayer Products”).

Under the terms of the Aronora RPA, we made a $6.0 million upfront payment to Aronora when the transaction closed in June 2019, and in September 2019 we made an additional $3.0 million payment for the three Bayer Products that were active as of September 2019. Pursuant to the Aronora RPA, if we receive at least $25.0 million in cumulative royalties on net sales per product, we will be required to pay associated tiered milestones payments to Aronora in an aggregate amount of up to $85.0 million per product. The tiered milestones will be paid based on various royalty tiers prior to reaching $250.0 million in cumulative royalties on net sales per product. We will retain royalties per product in excess of $250.0 million. We are also entitled to receive, on average, low single-digit royalties on future sales of the Bayer Products and 10% of all future developmental, regulatory and sales milestones related to the Bayer Products. In addition, we purchased from Aronora the right to receive a low single-digit percentage of net sales of the non-Bayer Products and 10% of all future payments, including upfront payments, option payments and developmental, regulatory and sales milestone payments on potential future sales of the non-Bayer Products. In July 2020, Bayer elected to not exercise its option on the third Bayer Product and that product is now subject to the same economic terms as the non-Bayer Products.

Palobiofarma Royalty Purchase Agreement

In September 2019, we entered into the Palo RPA, pursuant to which we acquired the rights to potential royalty payments in low single-digit percentages of aggregate net sales associated with six product candidates in various clinical development stages, targeting the adenosine pathway with potential applications in solid tumors, non-Hodgkin’s lymphoma, asthma/chronic obstructive pulmonary disease, ulcerative colitis, idiopathic pulmonary fibrosis, lung cancer, psoriasis, nonalcoholic steatohepatitis and other indications (the “Palo Licensed Products”) that are being developed by Palo. Under the terms of the Palo RPA, we paid Palo an upfront payment of $10.0 million for the rights to potential royalty payments on future potential sales of the Palo Licensed Products.

ObsEva Intellectual Property Acquisition Agreement

In November 2022, we entered into the ObsEva IP Acquisition Agreement pursuant to which we acquired all of ObsEva’s intellectual property (patents and know-how) and license agreement rights related to ebopiprant, an investigational compound previously licensed by ObsEva from Merck KGaA. We also assumed ObsEva’s ongoing obligations under the Organon License Agreement and the Merck KGaA License Agreement. Pursuant to the Organon License Agreement, we were eligible to receive up to $475.0 million in payments for ebopiprant development, commercialization and sales-based milestones, and royalties that range from low to mid-teens from Organon. If ebopiprant was successfully commercialized, we would have been required to make mid-single-digit royalty payments to Merck KGaA. We paid ObsEva a $15.0 million upfront payment at closing and would have paid potential earn-out payments of up to $97.5 million for development, regulatory and sales-based milestones, representing a portion of what we would have received pursuant to the Organon License Agreement.

On October 23, 2023, Organon notified us of its intent to terminate the Organon License Agreement, which we assumed pursuant to the ObsEva IP Acquisition Agreement. The termination was effective as of January 21, 2024, and we will not be entitled to any milestone payments with respect to any milestone achieved by Organon following the notice of termination. We evaluated the related intangible asset balance for impairment and recorded an impairment charge of $14.2 million as of December 31, 2023.

Bioasis Royalty Purchase Agreement

In February 2019, we entered into the Bioasis RPA, pursuant to which we acquired future milestone, royalty and option fee payment rights from Bioasis for product candidates that were being developed pursuant to a license agreement between Bioasis and Prothena Biosciences Limited. Under the terms of the Bioasis RPA, we paid Bioasis an upfront cash payment of $0.3 million and would have been required to make contingent future cash payments of up to $0.2 million to Bioasis if and when the licensed product candidates reached certain development milestones. In November 2020, we entered into the Second Bioasis RPA, pursuant to which we acquired potential future milestone and other payments, and royalty rights from Bioasis for product candidates that were being developed pursuant to a research collaboration and license agreement between Bioasis and Chiesi. We paid Bioasis $1.2 million upon the closing of the Second Bioasis RPA for the purchased rights. In June 2023, Bioasis announced the suspension of all of its operations and the termination of the research collaboration and license agreement between Bioasis and Chiesi. We do not expect to receive any milestone, royalty or other payments under the Biosis RPA or Second Bioasis RPA. In June 2023, we recorded an impairment charge of $1.6 million.

Selected Programs Underlying Our Portfolio

The following is a summary of significant licenses and collaboration agreements related to our legacy product candidates and technologies.

Novartis – Anti-CD40 Antibody

In February 2004, we entered into an exclusive, worldwide, multi-product collaboration agreement with Chiron to research, develop and commercialize multiple antibody product candidates for the treatment of cancer, and such agreement was replaced with the Chiron Collaboration Agreement entered into in May 2005. The Chiron Collaboration Agreement was a risk-sharing arrangement whereby Chiron and we shared expenses and revenues on a 70-30 basis, with our share being 30%. It included a loan facility from Chiron to us, secured by our 30% ownership interest in the collaboration, of up to $50.0 million to fund up to 75% of our share of expenses beginning in 2005.

In October 2005, Chiron announced it had entered into a definitive merger agreement with Novartis under which Novartis acquired all of the remaining outstanding shares of Chiron. This transaction closed in 2006 at which time Novartis acquired Chiron’s interest in the Chiron Collaboration Agreement. In July 2008, Novartis and we restructured the Chiron Collaboration Agreement, which involved six development programs including iscalimab, a fully human anti-CD40 antagonist antibody intended as a treatment for B-cell mediated diseases, including malignancies and autoimmune diseases. As part of the restructuring, Novartis, as successor to Chiron, was granted, among other things, control over the product development collaborations remaining thereunder, including iscalimab. In September 2015, we and Novartis agreed to reduce the royalty-style payments that we were eligible to receive on sales of Novartis’ clinical-stage anti-CD40 antibodies (such as iscalimab). These royalty-style payments were previously tiered based on sales levels, and were amended to have percentage rates ranging from mid-single-digit to low teens.

In September 2021, Novartis announced its decision to discontinue its study of CFZ533 (iscalimab) in kidney transplant. In September 2022, after an interim analysis of data, Novartis also decided to discontinue its study of CFZ533 in liver transplant. Novartis is continuing iscalimab studies in other indications, such as Sjögren’s Syndrome.

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

Under the Takeda Collaboration Agreement, we may receive additional milestone payments of an aggregate of up to $19.0 million relating to TAK-079 (mezagitamab) and a 4% royalty on future sales of all products subject to this license. Our right to milestone payments expires on the later of the receipt of payment from Takeda of the last amount to be paid under the agreement or the cessation by Takeda of all research and development activities with respect to all program antibodies, collaboration targets or collaboration products. Our right to receive royalties expires on the later of 13.5 years from the first commercial sale of each royalty-bearing discovery product or the expiration of the last-to-expire licensed patent (or 12 years from first commercial sale if there is significant generic competition post patent-expiration).

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

In November 2020, the first patient was dosed in Takeda’s Phase 2 study of mezagitamab, and we earned a $2.0 million milestone payment from Takeda. We are eligible to receive remaining milestone payments of up to a total of $16.0 million under the Takeda Collaboration Agreement.

In August 2021, Molecular Templates, Inc. assumed full rights to TAK-169 from Takeda, including full control of TAK-169 clinical development per the terms of its terminated collaboration agreement with Takeda.

In January 2022, we earned a development milestone of $0.8 million pursuant to the Takeda Collaboration Agreement.

Rezolute

In December 2017, we entered into a license agreement with Rezolute pursuant to which we granted an exclusive global license to Rezolute to develop and commercialize RZ358 (previously known as “X358”) products for all indications. In addition, we entered into a common stock purchase agreement with Rezolute pursuant to which Rezolute agreed to issue to us, as consideration for receiving the license for RZ358, a certain number of its common stock in connection with any future equity financing activities.

Under the terms of the license agreement, Rezolute is responsible for all development, regulatory, manufacturing and commercialization activities associated with RZ358 and is required to make certain development, regulatory and commercial milestone payments to us of up to an aggregate of $232.0 million based on the achievement of pre-specified criteria. Under the license agreement, we are also eligible to receive royalties ranging from the high single-digits to the mid-teens based upon annual net sales of any commercial product incorporating RZ358. Rezolute’s obligation to pay royalties with respect to a particular RZ358 product and country will continue for the later of the date of expiration of the last valid patent claim covering the product in each country, or 12 years from the date of the first commercial sale of the product in each country. Rezolute’s future royalty obligations in the U.S. will be reduced by 20% if the manufacture, use or sale of a licensed product is not covered by a valid patent claim, until such a claim is granted.

Pursuant to the license agreement, we are eligible to receive a low single-digit royalty on sales of Rezolute’s other non-RZ358 products from its current programs, including RZ402 which is in Phase 1 clinical study. Rezolute’s obligation to pay royalties with respect to a particular Rezolute product and country will continue for the longer of 12 years from the date of the first commercial sale of the product in each country or for so long as Rezolute or its licensee is selling such product in any country, provided that any such licensee royalty will terminate upon the termination of the licensee’s obligation to make payments to Rezolute based on sales of such product in each country.

The license agreement contains customary termination rights relating to material breach by either party. Rezolute also has a unilateral right to terminate the license agreement in its entirety on ninety days’ notice at any time. To the extent permitted by applicable laws, we have the right to terminate the license agreement if Rezolute challenges the licensed patents.

No consideration was exchanged upon execution of the arrangement. In consideration for receiving the license for RZ358, Rezolute agreed to issue shares of its common stock and pay cash to us upon the occurrence of any future equity financing activities.

The license agreement was subsequently amended in 2018, 2019 and 2020. Pursuant to the terms of the license agreement, as amended, we received a total of $6.0 million upon Rezolute’s equity financing activities and $8.5 million in installment payments through October 2020. We also received 161,861 shares of common stock of Rezolute (on an as-adjusted post reverse-split basis).

In January 2022, Rezolute dosed the last patient in its Phase 2b clinical trial for RZ358, which triggered a $2.0 million milestone payment due to us pursuant to the Rezolute License Agreement, as amended.

In December 2023, Rezolute announced it had initiated a Phase 3 clinical study for RZ358 in congenital hyperinsulinism.

Janssen

In August 2019, we entered into an agreement with Janssen pursuant to which we granted a non-exclusive license to Janssen to develop and commercialize certain product candidates, including our patents and know-how. Under the agreement, Janssen made a one-time payment of $2.5 million to us. Additionally, for each product candidate, we are entitled to receive milestone payments of up to $3.0 million upon Janssen’s achievement of certain clinical development and regulatory approval milestones. Additional milestone payments may be due for product candidates which are the subject of multiple clinical trials. Upon commercialization, we are eligible to receive a 0.75% royalty on net sales of each product. Janssen’s obligation to pay royalties with respect to a particular product and country will continue until the eighth-year-and-sixth-month anniversary of the first commercial sale of the product in such country. The agreement will remain in effect unless terminated by mutual written agreement.

In 2023, we earned a total of $1.5 million in milestone payments from Janssen, which included five milestone payments for IND filings and one milestone payment upon dosing of the first patient in a Phase 3 clinical trial evaluating one of Janssen’s biologic assets.

Competition

The biotechnology and pharmaceutical industries are subject to significant technological change. Some of the drugs our licensees or milestone and royalty partners are developing may compete with existing therapies or other product candidates in development by other companies. Furthermore, academic institutions, government agencies and other public and private organizations conducting research may seek patent protection with respect to potentially competing products or technologies and may establish collaborative arrangements with our licensees’ or royalty partners’ competitors. There can be no assurance that developments by others, including, without limitation, the development of generics or biosimilars, will not render our licensees’ or royalty partners’ products or technologies obsolete or uncompetitive.

Additionally, our royalty aggregator model faces competition on at least two fronts. First, there are other companies, funds and other investment vehicles seeking to aggregate royalties or provide alternative financing to development-stage biotechnology and pharmaceutical companies. These competitor companies, funds and other investment vehicles may have a lower target rate of return, a lower cost of capital or access to greater amounts of capital and thereby may be able to successfully acquire assets that we are also targeting for acquisitions. Second, existing or potential competitors to our partners and licensees’ products, particularly large pharmaceutical companies, may have greater financial, technical and human resources than our licensees. Accordingly, these competitors may be better equipped to develop, manufacture and market products. Many of these companies also have extensive experience in preclinical studies and human clinical trials, obtaining FDA and other regulatory approvals and manufacturing and marketing pharmaceutical products.

For a discussion of the risks associated with our competitive environment, refer to Part I, Item 1A, “Risk Factors.”

Government Regulation and Environmental Matters

The research and development, manufacturing and marketing of pharmaceutical and biological products are subject to regulation by numerous governmental authorities in the U.S. and other countries. We and our partners and licensees, depending on specific activities performed, are subject to these regulations. In the U.S., pharmaceuticals and biological products are subject to regulation by both federal and various state authorities, including the FDA. The Federal Food, Drug and Cosmetic Act and, for biological products, the Public Health Service Act, govern the testing, manufacture, safety, efficacy, purity, potency, labeling, storage, recordkeeping, approval, reporting, tracking and tracing, importing and exporting, and advertising, marketing and promotion of pharmaceutical and biological products, and there are other comparable laws and regulations that apply at the state level. Further, various other state and federal healthcare laws and regulations, including the federal Anti-Kickback Statute, the federal False Claims Act and state and federal data privacy and security laws and regulations, may also apply. There are similar regulations in other countries as well. For both currently marketed products and product candidates in development, failure to comply with applicable regulatory requirements can, among other things, result in delays, the suspension of regulatory approvals, as well as possible civil and criminal sanctions. Development-stage product candidates in our portfolio require approval by the FDA before we will recognize any royalties from sales. In addition, changes in existing regulations could have a material adverse effect on us or our partners.

In the U.S., the EU and other significant or potentially significant markets for our portfolio and product candidates, government authorities and third-party payors are increasingly attempting to limit or regulate the price of medical products and services. In the U.S., the volume of drug pricing-related legislation has dramatically increased in recent years. For example, Congress has enacted laws requiring manufacturers to refund the Centers for Medicare & Medicaid Services, or CMS, for certain discarded amounts of drugs from single-use vials beginning in 2023 and eliminating the existing cap on Medicaid rebate amounts beginning in 2024. Also, in August 2022 Congress enacted the Inflation Reduction Act of 2022, which, among other things, requires the Department of Health and Human Services to negotiate Medicare prices for certain drugs, imposes an inflation-based rebate on Medicare Part B and D utilization, restructures the Medicare Part D benefit and increases manufacturer contributions in some or all of the Medicare Part D benefit phases. In addition, many state legislatures are considering, or have already passed into law, legislation that seeks to indirectly or directly regulate pharmaceutical drug pricing, such as requiring manufacturers to publicly report proprietary pricing information, creating review boards for prices to state agencies, and encouraging the use of generic drugs. In both the U.S. and elsewhere, sales of medical products and treatments are dependent, in part, on the availability of coverage and adequate reimbursement from third-party payors, such as government and private insurance plans. Further, many countries outside the U.S., including the EU member states, have established complex and lengthy procedures to obtain price approvals and coverage reimbursement and periodically review their pricing and reimbursement decisions. If any pricing-related regulation impacts products in our portfolio, it would result in lower royalties received by us.

We believe there are no significant compliance issues with laws and regulations that have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, that have adversely affected, or are reasonably expected to adversely affect, our business, financial condition and results of operations, and we currently do not anticipate material capital expenditures arising from environmental regulation. We believe climate change could present risks to our business. Some of the potential impacts of climate change to our business include increased operating costs due to additional regulatory requirements and the risk of disruptions to our business. We do not believe these risks are material to our business at this time.

For a discussion of the risks associated with our compliance with government regulations, see Part 1, Item 1A, “Risk Factors.”

Intellectual Property

Intellectual property is important to our business and our future income streams will depend in part on our partners and licensees’ ability to obtain patents and to operate without infringing on the proprietary rights of others. We hold and have filed applications for a number of patents in the U.S. and internationally to protect our products and technology. We also have obtained or have the right to obtain licenses to, or income streams based on, certain patents and applications filed by others. However, the patent position of biotechnology companies generally is highly uncertain and consistent policy regarding the breadth of allowed claims has not emerged from the actions of the U.S. Patent and Trademark Office with respect to biotechnology patents. Accordingly, no assurance can be given that our, or our partners or licensees’ patents will afford protection against competitors with similar products or that others will not obtain patents claiming aspects similar to those covered by our, or our partners’ or licensees’ patent applications. Some of our agreements, or those of our partners or licensees, contain “step-down” provisions where the royalty rate is reduced following patent expiration or revocation. Furthermore, there can be no assurance that our royalties will expire when expected. Any reductions in the duration of royalties relative to our estimates may adversely affect our financial condition and results of operations. Below is a list of representative patents and patent applications related to our licensed programs:

Licensee	Program	Representative Patents/Applications	Subject Matter	Expected Last Expiration in Patent Family
Rezolute	Anti-INSR	US 9,944,698 EP 2 480 254 JP 5849050	Insulin receptor-modulating antibodies having the functional properties of RZ358	2030

Licensee	Program	Representative Patents/Applications	Subject Matter	Expected Last Expiration in Patent Family
		US 10,711,067 EP 3 265 491A1 WO2023225657A2*	Methods of treating or preventing post-prandial hypoglycemia after gastric bypass surgery using a negative modulator antibody to the insulin receptor RZ358 formulations	2036 2043

Ology Bioservices	Anti-BoNT	US 8,821,879 EP 2 473 191	Coformulations of anti- botulinum neurotoxin antibodies	2030

Various	Phage display libraries	US 8,546,307 EP 2 344 686	XOMA phage display library components	2032
AVEO	Anti-HGF	US 7,649,083**	Human-Engineered anti-HGF antibodies and uses thereof	2028
Amolyt	Anti-PTH1R	US 10,519,250 EP 3 490 600A1	Parathyroid Hormone Receptor 1 Antibodies and Uses Thereof	2037
Seeking out-license	Ebopiprant	US 8,451,480*** EP1 487 442*** 9,447,055*** 9,834,528*** 10,259,795*** EP 3 400 217*** 10,555,934 11,524,003 EP 3 397 622 11,534,428

Generically covers ebopiprant

Ebopiprant; prodrug valine ester; method of synthesizing ebopiprant, method of treating or preventing preterm labor by administering ebopiprant

Treating pre-term labor or delaying onset of labor with Ebopiprant or prodrug valine ester plus an additional agent such as nifedipine or atosiban

Delaying onset of delivery by administering ebopiprant and about 20mg of nifedipine

				2024 2036 2037 2039

* Jointly owned with Rezolute, Inc.

** Jointly owned with AVEO Pharmaceuticals, Inc.

***Owned by Merck Serono S.A.

If certain patents issued to others are upheld or if certain patent applications filed by others are issued and upheld, our partners and licensees may require certain licenses from others to develop and commercialize certain potential product candidates incorporating our technology. There can be no assurance that such licenses, if required, will be available on acceptable terms, if at all. If such licenses are obtained, our partners and licensees may be able to deduct some or all of the costs from the royalties they owe to us.

We seek to protect our proprietary information, in part, by confidentiality agreements with our employees, consultants and partners. These parties may breach these agreements, and we may not have adequate remedies for any breach. To the extent that we or our consultants or partners use intellectual property owned by others, we may have disputes with our consultants or partners or other third parties, as to the rights in related or resulting know-how and inventions.

Concentration of Risk

Our business model is dependent on third parties achieving specified development milestones and product sales. Our portfolio currently includes partner funded programs from which we could potentially receive royalties or other payments if the programs achieve marketability. A large percentage of the calculated net present value of our portfolio is represented by a limited number of products. The failure of any one of these products to move forward in clinical development or commercialization may have a material adverse effect on our financial condition and results of operations.

Corporate Information

We were incorporated in Delaware in 1981 and redomiciled as a Bermuda-exempted company in December 1998. Effective December 31, 2011, we redomiciled from Bermuda to Delaware and changed our name from XOMA Ltd. to XOMA Corporation. References to the “Company” and “XOMA” before December 31, 1998 or after December 31, 2011, refer to XOMA Corporation, a Delaware corporation; references to the “Company” and “XOMA” between December 31, 1998 and December 31, 2011 refer to XOMA Ltd., a Bermuda company.

Our principal executive offices are located at 2200 Powell Street, Suite 310, Emeryville, California 94608. Our telephone number at our principal executive offices is (510) 204-7200. Our website address is www.xoma.com. The information found on our website is not part of this or any other report filed with or furnished to the SEC.

Employees

We rely on a small number of skilled, experienced, and innovative employees to conduct the operations of our Company. As of March 4, 2024, we employed 13 full-time employees who were primarily engaged in executive, business development, legal, finance and administrative positions. We also utilize independent contractors and consultants to supplement our workforce.

Item 1A. RISK FACTORS

The following risk factors and other information included in this Annual Report should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial, also may impair our business operations. If any of the following risks or uncertainties occur, our business, financial condition, operating results and cash flows could be materially adversely affected.

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

We routinely review opportunities to acquire future royalties, milestone payments and other payments related to drug development and sales as part of our royalty aggregator strategy or to acquire companies that hold royalty assets. Generally, at any time, we seek to have acquisition opportunities in various stages of active review, including, for example, our engagement of consultants and advisors to analyze particular opportunities, technical, financial and other confidential information, submission of indications of interest and involvement as a bidder in competitive auctions. Many potential acquisition targets do not meet our criteria, and for those that do, we may face significant competition for these acquisitions from other royalty buyers and enterprises. These unsuccessful attempts to acquire new royalties could result in significant costs to us, could hurt our reputation and divert management and financial resources. Competition for future asset acquisition opportunities in our markets could increase the price we pay for such assets and could reduce the number of potential acquisition targets. The success of our acquisitions is based on our ability to make accurate assumptions regarding the valuation, probability, timing and amount of potential future royalty and milestone payments, as well as the viability of the underlying technology and intellectual property. The failure of any of these acquisitions to produce anticipated revenues may materially and adversely affect our financial condition and results of operations.

Some of these acquisitions may expose us to credit risk in the event of a default by or bankruptcy of the licensor(s) or licensee(s) that are parties to the applicable license agreement(s) covering the potential milestone and royalty streams being acquired. In addition, recent volatility in the capital markets, including financial institution instability, may limit our licensees or royalty-agreement counterparties’ (or their licensees’) ability to access additional funding. While we generally try to structure our receipt of potential milestone and royalty payments to minimize the risk associated with such a default or bankruptcy, there can be no assurance that any such default or bankruptcy will not adversely affect our ability to receive future potential royalty and/or milestone payments. To mitigate this risk, on occasion we may obtain a security interest as collateral in such royalty, milestone and other payments. Our credit risk in respect of such counterparty may be exacerbated when the collateral held by us cannot be realized upon or is liquidated at prices not sufficient to recover the full amount we are due pursuant to the terms of the agreements covering the particular assets. This could occur in circumstances where the original collateral was not sufficient to cover a complete loss (e.g., our interests were only partially secured) or may result from the deterioration in value of the collateral, so that, in either such case, we are unable to recuperate our full capital outlay. Any such losses resulting therefrom could materially and adversely affect our financial condition and results of operations.

As we acquire and invest in companies that hold royalty assets, we may not realize the expected business or financial benefits and the acquisitions could prove difficult to integrate, disrupt our business, dilute stockholder value and adversely affect our operating results and the market value of our common stock.

Additionally, we may not be able to complete or realize the expected business or financial benefits from our potential acquisitions or investments in companies that hold royalty assets, including our planned acquisition of Kinnate.  Acquisitions and other similar transactions, arrangements and investments involve numerous risks and could create unforeseen operating difficulties and expenditures, including:

●	the possibility that competing offers will be made;
●	potential failure to successfully complete the acquisition or transaction in a timely manner, or at all, which may in turn, adversely affect us or our target’s business and the price of us or their respective common stock;
●	potential failure to achieve the expected benefits on a timely basis or at all;
●	our ability to integrate the acquired assets into our business;
●	brand or reputational harm associated with our strategic investments or acquired companies;
●	challenges converting the acquired company’s revenue recognition policies and forecasting the related revenues;
●	division of financial and managerial resources from existing operations;
●	challenges entering into new markets in which we have little or no experience or where competitors may have stronger market positions;
●	difficulties and strain on resources in integrating acquired operations, technologies, assets and personnel;
●	regulatory challenges from antitrust or other regulatory authorities that may block, delay or impose conditions (such as divestitures, ownership or operational restrictions or other structural or behavioral remedies) on the completion of transactions or the integration of acquired operations;

●	failure to fully assimilate, integrate or retrain acquired employees, which may lead to retention risk with respect to both key acquired employees and our existing key employees or disruption to existing teams;
●	inability to generate sufficient revenue to offset acquisition or investment costs;
●	challenges with the acquired company’s customers and partners, including the inability to maintain such relationships and changes to perception of the acquired business as a result of the acquisition;
●	potential for acquired products to impact the profitability of existing products;
●	unanticipated expenses related to acquired assets or its integration into our business;
●	known and potential unknown liabilities associated with the acquired businesses, including due to litigation;
●	difficulties in and financial costs of addressing acquired compensation structures inconsistent with our compensation structure;
●	additional stock-based compensation issued or assumed in connection with the acquisition, including the impact on stockholder dilution and our results of operations;
●	ineffective or inadequate controls, procedures and policies at the acquired company; and
●	the tax effects of any such acquisitions including related integration and business operation changes, and assessment of the impact on the realizability of our future tax assets or liabilities.

Any of these risks could harm our business or negatively impact our results of operations. In addition, to facilitate acquisitions or investments, we may seek additional equity or debt financing, which may not be available on terms favorable to us or at all, which may affect our ability to complete subsequent acquisitions or investments, and which may affect the risks of owning our common stock. For example, if we finance acquisitions by issuing equity or convertible or other debt securities or loans, our existing stockholders may be diluted, or we could face constraints related to the terms of, and repayment obligation related to, the incurrence of indebtedness that could affect the market price of our common stock.

Many of our potential royalty acquisitions may be associated with product candidates that are in clinical development and have not yet been commercialized. To the extent that such products are not successfully developed and commercialized, our financial condition and results of operations may be negatively impacted. Acquisitions of potential royalties associated with development stage biopharmaceutical product candidates are subject to a number of additional uncertainties.

As part of our royalty aggregator strategy, we may continue to purchase future potential milestone and royalty streams associated with product candidates which are in clinical development and have not yet received marketing approval by any regulatory authority or been commercialized. There can be no assurance that the FDA, the EMA or other regulatory authorities will approve such products or that such products can be brought to market on a timely basis or at all, or that the market will be receptive to such products. To the extent that any such product candidates are not successfully developed and subsequently commercialized, the value of our acquired potential milestone and royalty streams may be negatively affected. The ultimate success of our royalty aggregator strategy depends on our ability to properly identify and acquire high quality products and the ability of the applicable counterparty to innovate, develop and commercialize their products, in increasingly competitive and highly regulated markets. Their inability to do so may negatively affect potential royalty and/or milestone payments. In addition, we are dependent, to a large extent, on third parties to enforce certain rights for our benefit, such as prosecution, maintenance and protection of a patent estate, adequate reporting and other protections, and their failure to do so could negatively impact our financial condition and results of operations.

If the FDA, the EMA or other regulatory authority approves a development-stage product candidate that generates our royalty, the labeling, packaging, adverse event reporting, storage, advertising, promotion and recordkeeping for the product will be subject to extensive and ongoing regulatory requirements. The subsequent discovery of previously unknown problems with the product, including adverse events of unanticipated severity or frequency, may result in restrictions on the marketing of the product, and could include withdrawal of the product from the market, which could negatively impact potential royalty and/or milestone payments.

In addition, the developers of these development-stage product candidates may not be able to raise additional capital to continue their discovery, development and commercialization activities, which may cause them to delay, reduce the scope of, or eliminate one or more of their clinical trials or research and development programs, if such programs are continued at all. If other product developers introduce and market products that are more effective, safer, less invasive or less expensive than the relevant products that generate our royalties, or if such developers introduce their products prior to the competing products underlying our royalties, such products may not achieve commercial success and thereby result in a loss for us.

Further, the developers of such products may not have sales, marketing or distribution capabilities. If no sales, marketing or distribution arrangements can be made on acceptable terms or at all, the affected product may not be able to be successfully commercialized, which may result in a loss for us. Losses from such assets could have a material adverse effect on our business, financial condition and results of operations.

We intend to continue to pursue, and may expand, this strategy of acquiring development-stage product candidates. While we believe that we can reasonably evaluate the likelihood of a development-stage product candidate’s achievement of regulatory approval and potential sales, there can be no assurance that our assumptions, estimates, forecasts and expectations will prove correct. We may have limited information concerning the intellectual property or products generating the royalties we are evaluating for acquisition and therefore, there may be material information that relates to such intellectual property products that we do not have. In addition, market data that we obtain may also prove to be incomplete or incorrect. In addition, there can be no assurance that regulatory authorities will approve such development-stage product candidates, that such development-stage product candidates will be brought to market on a timely basis or at all, or that such products will achieve commercial success. Any of these factors could have a material effect on our business, financial condition and results of operations.

Actual or threatened epidemics, pandemics, outbreaks of disease, or other public health crises have and may in the future, adversely affect us and our licensees or royalty-agreement counterparties or their licensees, which could cause delays or elimination of our receipts of potential milestones and royalties under our licensing or royalty and milestone acquisition arrangements.

Actual or threatened epidemics, pandemics, outbreaks of disease, or other public health crises have in the past and may in the future adversely impact us, our licensees or royalty-agreement counterparties or their licensees, which have and could further cause delays, suspensions or cancellations of their drug development efforts including, without limitation, their clinical trials, which would correspondingly delay, suspend or negate the timing of our potential receipts of milestones and royalties under our out-licensing or royalty acquisition agreements. These disruptions to our licensees or RPA counterparties or their licensees could include, without limitation:

●	delays or difficulties in recruiting and enrolling new patients in their clinical trials;
●	delays or difficulties in clinical site initiation;
●	diversion of healthcare resources away from the conduct of clinical trials, including the diversion of hospitals serving as their clinical trial sites and hospital staff supporting the conduct of their clinical trials;
●	interruption of key clinical trial activities, such as clinical trial site monitoring patient dosing and data analysis;

●	limitations in employee resources that would otherwise be focused on the conduct of their clinical trials, including because of sickness of employees or their families or the desire of employees to avoid contact with large groups of people;
●	interruption in global shipping that may affect the transport of clinical trial supplies and materials;
●	potential refusal by the FDA to accept data, including from clinical trials in affected geographies or failure to comply with updated FDA guidance and expectations related to the conduct of clinical trials during the COVID-19 pandemic;
●	other delays in development of product candidates underlying our biopharmaceutical assets;
●	delays in receiving approval from the FDA, the EMA and other U.S. and foreign federal, state and local regulatory authorities to initiate their planned clinical trials or to market their products; and
●	difficulty accessing capital or credit markets on favorable terms, if at all, which could affect our ability to fund our business operations.

Risks Related to our Industry

Biopharmaceutical products are subject to sales risks.

Biopharmaceutical product sales may be lower than expected due to a number of reasons, including pricing pressures, insufficient demand, product competition, failure of clinical trials, lack of market acceptance, including lack of acceptance by healthcare programs or insurance plans, changes in our licensees’ or royalty-agreement counterparties’ strategic priorities, obsolescence, loss of patent protection, government regulations or other factors, and development-stage product candidates may fail to reach the market. Unexpected side effects, safety or efficacy concerns can arise with respect to a product, leading to product recalls, withdrawals, declining sales or litigation. As a result, payments of our future potential milestones and/or royalties may be reduced or cease. In addition, these potential payments may be delayed, causing our near-term financial performance to be weaker than expected.

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

Competitive factors affecting the market position and success of each product include:

●	effectiveness;
●	safety and side effect profile;
●	price, including third-party insurance reimbursement policies;
●	timing and introduction of the product;
●	effectiveness of marketing strategy and execution;

●	market acceptance;
●	manufacturing, supply and distribution;
●	intellectual property protections;
●	governmental regulation;
●	availability of lower-cost generics and/or biosimilars;
●	treatment innovations that eliminate or minimize the need for a product; and
●	product liability claims.

Biopharmaceutical products that have the potential to generate future milestones and royalties for us may be rendered obsolete or non-competitive by new products, including generics and/or biosimilars, improvements on existing products, more effective commercialization, or governmental or regulatory action. In addition, as biopharmaceutical companies increasingly devote significant resources to innovate next-generation products and therapies using gene editing and new curative modalities, such as cell and gene therapy, products on which we have a milestone or royalty rights may become obsolete. These developments could have a material adverse effect on the sales of the biopharmaceutical products that have potential to generate our milestones and royalties, and consequently could materially adversely affect our business, financial condition and results of operations.

We depend on our licensees and royalty-agreement counterparties (and their licensees) for the determination of royalty and milestone payments. While we typically have primary or back-up rights to audit our licensees and royalty-agreement counterparties (and their licensees), our independent auditors may have difficulty determining the correct royalty calculation, we may not be able to detect errors and payment calculations may call for retroactive adjustments. We may have to exercise legal remedies, if available, to resolve any disputes resulting from any such audit.

The royalty, milestone and other payments we may receive are dependent on our licensees and royalty agreement counterparties and their licensees’ achievement of regulatory and developmental milestones and product sales. Each licensee’s calculation of the royalty payments is subject to and dependent upon the adequacy and accuracy of its sales and accounting functions, and errors may occur from time to time in the calculations made by a licensee and/or a licensee may fail to report the achievement of royalties or milestones in whole or in part. Our license and royalty agreements typically provide us the primary or back-up right to audit the calculations and sales data for the associated royalty payments; however, such audits may occur many months following our recognition of the royalty revenue, may require us to adjust our royalty revenues in later periods and may require expense on our part. Further, our licensees and royalty-agreement counterparties (and their licensees) may be uncooperative or have insufficient records, which may complicate and delay the audit process.

Although we intend to exercise our royalty audit rights as necessary and to the extent available, we rely in the first instance on our licensees and royalty-agreement counterparties (and their licensees) to accurately report the achievement of milestones and royalty sales and calculate and pay applicable milestones and royalties and, upon exercise of such royalty and other audit rights, we rely on licensees’ and royalty-agreement counterparties’ (and their licensees’) cooperation in performing such audits. In the absence of such cooperation, we may be forced to incur expenses to exercise legal remedies, if available, to enforce our agreements.

The lack of liquidity of our acquisitions of future potential milestones and royalties may adversely affect our business and, if we need to sell any of our acquired assets, we may not be able to do so at a favorable price, if at all. As a result, we may suffer losses.

We generally acquire milestone and royalty rights that have limited secondary resale markets and may be subject to transfer restrictions. The illiquidity of most of our milestone and royalty receivable assets may make it difficult for us to dispose of them at a favorable price if at all and, as a result, we may suffer losses if we are required to dispose of any or all such assets in a forced liquidation or otherwise. In addition, if we liquidate all or a portion of our potential future milestone and/or purchased royalty stream interests more quickly than planned or in connection with a forced liquidation, we may realize significantly less than the value we anticipate or at which we had previously recorded these interests.

Our royalty aggregator strategy may require that we register with the SEC as an “investment company” in accordance with the Investment Company Act of 1940.

The rules and interpretations of the SEC and the courts, relating to the definition of “investment company” are very complex. While we currently intend to conduct our operations so as not to be considered an “investment company,” and we do not believe we are an “investment company” under applicable SEC rules, we can provide no assurance that the SEC will not take the position that the Company is required to register under the ‘40 Act and comply with the ‘40 Act’s registration and reporting requirements, capital structure requirements, affiliate transaction restrictions, conflict of interest rules, requirements for disinterested directors, and other substantive provisions. We monitor our assets and income for compliance under the ‘40 Act and seek to conduct our business activities in a manner such that we do not fall within its definitions of “investment company” or that we qualify under one of the exemptions or exclusions provided by the ‘40 Act and corresponding SEC regulations. However, if we were to be considered an “investment company” and become subject to the restrictions of the ‘40 Act, those restrictions likely would require significant changes in the way we do business and add significant administrative costs and burdens to our operations. Additionally, we may need to take various actions which we might otherwise not pursue in order to not come within scope of the ‘40 Act. These actions may include, among others, restructuring the Company and/or modifying our mixture of assets and income or a liquidation of certain of our assets.

Our licensees or royalty-agreement counterparties or their licensees could be subject to natural disasters, public health crises, political crises and other catastrophic events that could hinder or disrupt development efforts.

We depend on our licensees and royalty-agreement counterparties and their licensees to successfully develop and commercialize product candidates for which we may receive milestone, royalty and other payments in the future. Our licensees and royalty-agreement counterparties and their licensees operate research and development efforts in various locations in the U.S. and internationally. If any of their facilities is affected by natural disasters, such as earthquakes, tsunamis, power shortages or outages, floods, monsoons or wild fires, public health crises, such as pandemics and epidemics, geopolitical instability, crises such as terrorism, war, political instability, labor disputes or strikes, other conflict, including the ongoing conflict in Ukraine, conflict in the Middle East and surrounding areas and rising tensions between China and Taiwan, or other events outside of their control, their research and development efforts could be disrupted, which could result in the delay or discontinuation of development of one or more of the product candidates in which we have rights to future milestone and/or royalty payments which could have a material adverse effect on our business, results of operations and prospects.

Because many of the companies with which we do business also are in the biotechnology industry, the volatility of that industry can affect us indirectly as well as directly.

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

We have incurred significant operating losses and negative cash flows from operations since our inception. We generated net losses of $40.8 million and negative cash flows from operations of $18.2 million for the year ended December 31, 2023, and we had an accumulated deficit of $1.2 billion as of December 31, 2023. We do not know whether we will ever achieve sustained profitability or whether cash flow from future operations will be sufficient to meet our needs.

To date, we have financed our operations primarily through the sale of equity securities and debt and royalty interests, and payments received under our collaboration and licensing arrangements. The size of our future net losses depends, in part, on the rate of our future expenditures and our and our partners’ ability to generate revenues. If our partners’ product candidates are not successfully developed or commercialized, or if revenues are insufficient following regulatory approval, we may not achieve profitability and our business may fail. Our ability to achieve profitability is dependent in large part on the success of our and our partners’ ability to license product candidates, and the success of our partners’ development programs, both of which are uncertain. Our success is also dependent on our partners’ obtaining regulatory approval to market product candidates which may not materialize or prove to be successful.

Unstable market and macroeconomic conditions, including adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults or non-performance by financial institutions or transactional counterparties, may have adverse consequences on our business, financial condition and stock price.

The global credit and financial markets have experienced volatility, including as a result of trade and other international disputes, significant natural disasters (including as a result of climate change), new or increased tariffs and other barriers to trade, changes to fiscal and monetary policy or government budget dynamics (particularly in the pharmaceutical and biotechnology industries), tighter credit, high interest rates, and economic inflation, which has included diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth or recession, high inflation, uncertainty about economic stability and changes in unemployment rates. The financial markets and the global economy may also be adversely affected by the current or anticipated impact of geopolitical instability, including military conflict, acts of terrorism or other geopolitical events. Sanctions imposed by the U.S. and other countries in response to such conflicts, including the one in Ukraine and the Middle East, may also continue to adversely impact the financial markets and the global economy, and any economic countermeasures by the affected countries or others could heighten market and economic instability. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. Our royalty aggregator strategy may be adversely affected by any such economic downturn, volatile business environment or continued unpredictable and unstable market conditions. Failure to secure any necessary financing in a timely manner could have a material adverse effect on our growth strategy, financial performance and stock price.

In addition, actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, in March 2023, Silicon Valley Bank, Signature Bank and Silvergate Capital Corp. were each swept into receivership.

Although we assess our banking relationships as we believe necessary or appropriate, our access to funding sources in amounts adequate to finance or capitalize our current and projected future business operations could be significantly impaired by factors that affect us, the financial institutions with which we have arrangements directly, or the financial services industry or economy in general. These factors could involve financial institutions or financial services industry companies with which we have financial or business relationships but could also include factors involving financial markets or the financial services industry generally.

Our royalty aggregator strategy may require us to raise additional funds to acquire milestone and royalty interests; we cannot be certain that funds will be available or available at an acceptable cost of capital, and if they are not available, we may be unsuccessful in acquiring milestone and royalty interests to sustain the business in the future.

We may need to commit substantial additional funds to continue our business, and we may not be able to obtain sufficient funds on acceptable terms, if at all. If the current equity and credit markets deteriorate, it may make any additional debt or equity financing more difficult and more costly. Any additional debt financing or additional equity that we raise may contain terms that are not favorable to us and/or result in dilution to our stockholders, including pursuant to our 2018 Common Stock ATM Agreement, as amended and to our 2021 Series B Preferred Stock ATM Agreement. If we raise additional funds through licensing arrangements with third parties, we may be required to relinquish some rights to our technologies or our product candidates, grant licenses on terms that are not favorable to us or enter into a license arrangement for a product candidate at an earlier stage of development or for a lesser amount than we might otherwise choose. If we raise additional funds through borrowings, we have in the past and may in the future repay the principal and interest of the loan from certain of our royalty payments and/or use our royalties as collateral for such borrowings. For example, on December 15, 2023, we, through XRL, a newly formed, wholly-owned subsidiary, entered into a non-dilutive, non-recourse, royalty-backed loan for up to $140.0 million of capital with certain funds managed by the credit platform of Blue Owl Capital Inc. In the event of a default under such secured borrowings, one or more of our creditors or their assignees could obtain control of certain of our royalties and, in the event of a distressed sale, these creditors could dispose of these royalties for significantly less value than we could realize for them.

If adequate funds are not available on a timely basis, we may:

●	reduce or eliminate royalty aggregation efforts;
●	further reduce our capital or operating expenditures;
●	curtail our spending on protecting our intellectual property; or
●	take other actions which may adversely affect our financial condition or results of operations.

Changes in the potential royalty acquisition market, including its structure, participants, growth rate, level of competition or financing methods, or a reduction in the growth of the biopharmaceutical industry, could lead to diminished opportunities for us to acquire potential milestones and royalties, fewer potential milestones and royalties (or potential milestones or royalties of significant scale) being available, or increased competition for potential royalties. Even if we continue to acquire potential royalties and they become actual royalties, they may not generate a meaningful return for a period of several years, if at all, due to the price we pay for such royalties or other factors, such as the underlying products, or intellectual property, other competitive products, market conditions, or the structure of the transaction. As a result, we may not be able to continue to acquire potential milestones and royalties as we have in the past, or at all.

We have an obligation to pay quarterly dividends to holders of our Series A Preferred Stock and Series B Preferred Stock, which we expect to be an on-going expenditure for us and may limit our ability to borrow additional funds.

Holders of our Series A Preferred Stock are entitled to receive, when and as declared by our Board, out of funds legally available for the payment of dividends, cumulative cash dividends at the rate of 8.625% of the $25.00 liquidation preference per year (equivalent to $2.15625 per year). Dividends on the Series A Preferred Stock accumulate and are cumulative from, and including, the date of original issuance by us of the Series A Preferred Stock. Dividends are payable in arrears on or about the 15th day of January, April, July and October. In the event of any voluntary or involuntary liquidation, dissolution or winding up of our affairs, the holders of shares of Series A Preferred Stock are entitled to be paid out of our assets legally available for distribution to our stockholders a liquidation preference of $25.00 per share, plus an amount equal to any accumulated and unpaid dividends up to the date of payment (whether or not declared), before any distribution or payment may be made to holders of shares of common stock or any other class or series of our equity stock ranking, as to liquidation rights, junior to the Series A Preferred Stock. The shares of Series A Preferred Stock are redeemable at our option, in whole or in part, at redemption prices ranging from $26.00 per share to $25.00 per share, plus any accrued and unpaid dividends, depending on the date of redemption.

Holders of depositary shares representing interests in our Series B Preferred Stock are entitled to receive, when and as declared by our Board, out of funds legally available for the payment of dividends, cumulative cash dividends at the rate of 8.375% of the $25,000 liquidation preference per share of Series B Preferred Stock ($25.00 per depositary share) per year (equivalent to $2,093.75 per year per share of Series B Preferred Stock or $2.09375 per year per depositary share). Dividends on the Series B Preferred Stock accumulate and are cumulative from, and including, the date of original issuance by us of the Series B Preferred Stock. Dividends are payable in arrears on or about the 15th day of January, April, July and October. The shares of Series B Preferred Stock are redeemable at our option, in whole or in part, at redemption prices ranging from $26,000.00 per share ($26.00 per depositary share) to $25,000.00 per share ($25.00 per depositary share), plus any accrued and unpaid dividends, depending on the date of redemption.

The payment of cash dividends and share repurchases is subject to limitations under applicable laws and the discretion of our Board after considering current conditions, including earnings, other operating results and capital requirements. Decreases in asset values or increases in liabilities can reduce net earnings and stockholders’ equity. A deficit in stockholders’ equity could limit our ability to pay dividends and make share repurchases under Delaware law. On the other hand, our continued obligation to pay dividends to the holders of our Series A Preferred Stock and depositary shares representing interests in Series B Preferred Stock could restrict us from additional borrowings or make them more costly.

The holders of preferred stock have rights that are senior to those of our common stockholders.

As of December 31, 2023, we had 984,000 shares of Series A Preferred Stock issued and outstanding with a liquidation preference of $25.00 per share, plus an amount equal to any accumulated and unpaid dividends up to the date of payment (whether or not declared). Additionally, as of December 31, 2023, we had 1,600,000 depositary shares issued and outstanding, each representing a 1/1000th fractional interest in a share of our Series B Preferred Stock with a liquidation preference of $25,000 per share of Series B Preferred Stock ($25.00 per depositary share), plus an amount equal to any accumulated and unpaid dividends up to the date of payment (whether or not declared). Our preferred stock is senior to our shares of common stock in right of payment of dividends and other distributions. In the event of our bankruptcy, dissolution or liquidation, the holders of our preferred stock must be satisfied before any distributions can be made to our common stockholders.

Information available to us about the intellectual property or biopharmaceutical products underlying the potential royalties we buy may be limited and therefore our ability to analyze each product and its potential future cash flow may be similarly limited.

We may have limited information concerning the intellectual property or products generating the future potential milestones and royalties we are evaluating for acquisition. The information we have regarding intellectual property or products underlying a potential milestone or royalty may be limited to the information that is available in the public domain. Therefore, there may be material information that relates to such intellectual property or products that we would like to know but do not have and may not be able to obtain. For example, we do not always know the results of studies conducted by sponsors of the products or others or the nature or number of any complaints from doctors or users of such products or the nature or number of adverse effects of such products. In addition, the market data that we obtain independently may also prove to be incomplete or incorrect. Due to these and other factors, the actual cash flow from a potential royalty may be significantly lower than our estimates.

Our future income is dependent upon numerous potential milestone and royalty-specific assumptions and, if these assumptions prove not to be accurate, we may not achieve our expected rates of returns.

Our business model is based on multiple-year internal and external forecasts regarding potential product sales and numerous product-specific assumptions in connection with each potential milestone and royalty acquisition, including in circumstances where we have limited information regarding the product. There can be no assurance that the assumptions underlying our financial models, including those regarding potential product sales or competition, patent expirations or license terms or terminations for the products underlying our portfolio, are accurate. These assumptions involve a significant element of subjective judgment and may be and in the past have been adversely affected by post-acquisition changes in market conditions and other factors affecting the underlying product, such as uncertainties around the patent estate and the terms of the license agreement, as well as the development, labeling, regulatory approval, commercialization, manufacturing and supply of product candidates. Our assumptions regarding the financial stability or operational or marketing capabilities of the partner obligated to pay us potential royalties may also prove to be incorrect. Due to these and other factors, the assets in our current portfolio or future assets may not generate our projected returns or in the time periods we expect. This could negatively impact our results of operations for a given period.

Reductions or declines in income from potential milestones and royalties, or significant reductions in potential milestone or royalty payments compared to expectations, or impairments in the value of potential milestones and royalties acquired, could have a material adverse effect on our financial condition and results of operations.

The amount and duration of a royalty varies on a country-by-country basis and depends on a number of factors, such as payments to third party licensors, whether the product is sold singly or in combination, patent expiration dates, regulatory exclusivity, years from first commercial sale of the applicable product candidate, the entry of competing generic or biosimilar products, or other terms set out in the contracts governing the royalty. It is common for royalty durations to expire earlier or later than anticipated due to unforeseen positive or negative developments over time, including with respect to the granting of patents and patent term extensions, the invalidation of patents, claims of patent misuse, litigation between the party controlling the patents and third party challengers of the patents, the ability of third parties to design around or circumvent valid patents, the granting of regulatory exclusivity periods or extensions, timing of the arrival of generic or biosimilar competitor products, changes to legal or regulatory regimes affecting intellectual property rights or the regulation of pharmaceutical products, product life cycles, and industry consolidations. If an unexpected reduction in a royalty amount or shortening of a potential royalty term were to occur, it could result in a reduction in potential income from milestones and royalties, a significant reduction in potential milestones and royalty payments compared to expectations, or a permanent impairment of such potential milestones and royalty payments.

A large percentage of the calculated net present value of our portfolio is represented by a limited number of products. The failure of any one of these products to move forward in clinical development or commercialization may have a material adverse effect on our financial condition and results of operations.

Our asset portfolio is not fully diversified by product, therapeutic area, geographic region or other criteria. Any significant deterioration in the amount or likelihood of receipt of potential cash flows from the top products in our asset portfolio could have a material adverse effect on our business, financial condition and results of operations. For example, in September 2021, Novartis announced its decision to discontinue its study of CFZ533 (iscalimab) in kidney transplant. In September 2022, after an interim analysis of data, Novartis also decided to discontinue its study of CFZ533 in liver transplant, and in July 2023, Novartis announced that it is discontinuing its Phase 3 trial investigating NIS793 in first-line metastatic pancreatic ductal adenocarcinoma. In August 2023, Novartis communicated to us that it intends to discontinue development activities related to NIS793 and will cease enrolling patients in the remaining active clinical studies. This, and any future deterioration in cash flows from the top products in our asset portfolio, could adversely affect our business and financial conditions.

In addition, should the payor of any future potential milestones or royalties decline to pay such potential milestones and royalties for any reason, such failure may result in a material adverse effect on our financial condition and results of operations.

The royalties that we acquire may fall outside the biopharmaceutical industry, and any such assets, and the cash flows therefrom, may not resemble the assets in our current portfolio.

We have discretion as to the types of assets that we may acquire. While we expect to acquire assets that primarily fall within the biopharmaceutical industry, we are not obligated to do so and may acquire other types of assets that are peripheral to or outside of the biopharmaceutical industry. Consequently, our asset acquisitions in the future, and the cash flows from such assets, may not resemble those of the assets in our current portfolio. There can be no assurance that assets acquired in the future will have returns similar to the returns expected of the assets in our current portfolio or be profitable at all.

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

To grow and diversify our business, we plan to continue our business development efforts to identify and seek to acquire potential milestone and royalty streams or companies and/or to in-license rights to potential products, product candidates, and programs.  Future growth through acquisition or in-licensing will depend upon the availability of suitable products, product candidates, programs or companies for acquisition or in-licensing on acceptable prices, terms and conditions. Even if appropriate opportunities are available, we may not be able to acquire rights to them on acceptable terms, or at all. The competition to acquire or in-license rights to promising products, product candidates, programs and companies is fierce, and many of our competitors are large, multinational pharmaceutical and biotechnology companies with considerably more financial, development and commercialization resources, personnel, and experience than we have. In order to compete successfully in the current business climate, we may have to pay higher prices for assets than may have been paid historically, which may make it more difficult for us to realize an adequate return on any acquisition.

Even if we are able to successfully identify and acquire or in-license new products, product candidates, programs or companies, we may not be able to successfully manage the risks associated with integrating any products, product candidates, programs or companies into our business or the risks arising from anticipated and unanticipated problems in connection with an acquisition or in-licensing. Further, while we seek to mitigate risks and liabilities of potential acquisitions through, among other things, due diligence, indemnification and risk allocation, there may be risks and liabilities that such due diligence efforts fail to discover, that are not disclosed to us, or that we inadequately assess or are otherwise unable to mitigate or prevent. Any failure in identifying and managing these risks and uncertainties could have a material adverse effect on our business. In any event, we may not be able to realize the anticipated benefits of any acquisition or in-licensing for a variety of reasons, including the possibility that a product candidate fails to advance to clinical development, proves not to be safe or effective in clinical trials, or that a product fails to reach its forecasted commercial potential or that the integration of a product, product candidate, program or company gives rise to unforeseen difficulties and expenditures. Any failure in identifying and managing these risks and uncertainties could have a material adverse effect on our business.

If our potential royalty providers’ therapeutic product candidates do not receive regulatory approval, our potential royalty providers will be unable to market them.

Our potential royalty providers’ product candidates cannot be manufactured and marketed in the U.S. or any other countries without required regulatory approvals. The U.S. government and governments of other countries extensively regulate many aspects of our partners’ product candidates, including:

●	clinical development and testing;
●	manufacturing;
●	labeling;
●	storage;
●	record keeping;
●	promotion and marketing; and
●	importing and exporting.

In the U.S., the FDA regulates pharmaceutical products under the FDCA and other laws, including, in the case of biologics, the Public Health Service Act.

Initiation of clinical trials requires approval by health authorities. Clinical trials involve the administration of the investigational new drug to healthy volunteers or to patients under the supervision of a qualified principal investigator. Clinical trials must be conducted in accordance with the requirements of the FDA and International Conference on Harmonization Good Clinical Practices and the European Clinical Trials Directive, as applicable, under protocols that detail the objectives of the study, the parameters to be used to monitor safety and the efficacy criteria to be evaluated. Other national, foreign and local regulations also may apply. The developer of the drug must provide information relating to the characterization and controls of the product before administration to the patients participating in the clinical trials. This may require developing authorized assays of the product to test before administration to the patient and during the conduct of the trial. In addition, developers of pharmaceutical products must provide periodic data regarding clinical trials to the FDA and other health authorities, and these health authorities may issue a clinical hold upon a trial if they do not believe, or cannot confirm, that the trial can be conducted without unreasonable risk to the trial participants.

The results of the preclinical studies and clinical testing, together with chemistry, manufacturing and controls information, are submitted to the FDA and other health authorities in the form of a NDA for a drug, and in the form of a BLA for a biological product, requesting approval to commence commercial sales. In responding to an NDA or BLA, the FDA or foreign health authorities may grant marketing approvals determining that the product is safe and effective, or in the case of a biologic, safe, pure, and potent, for its intended use, request additional information or further research, or deny the application if they determine the application does not satisfy regulatory approval criteria. Regulatory approval of an NDA, BLA, or supplement is never guaranteed. The approval process can take several years, is extremely expensive and can vary substantially based upon the type, complexity, and novelty of the products involved, as well as the target indications. Our potential royalty providers ultimately may not be able to obtain approval in a timely fashion or at all.

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

Our potential milestone and royalty providers’ product candidates require significant research and development, extensive preclinical studies and clinical trials and regulatory approval prior to any commercial sales. This process is lengthy and expensive, often taking a number of years. As clinical results frequently are susceptible to varying interpretations that may delay, limit or prevent regulatory approvals, the length of time necessary to complete clinical trials and to submit an application for marketing approval for a final decision by a regulatory authority varies significantly. As a result, it is uncertain whether:

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

Our potential milestone and royalty providers may seek to obtain orphan drug designation for certain future product candidates, but they may be unable to ultimately obtain such designations or to maintain the benefits associated with orphan drug designation, including market exclusivity, which may cause our milestone or royalty revenue, if any, to be reduced.

Some of our potential milestone or royalty providers may obtain orphan drug designation for their product candidates. Under the Orphan Drug Act, the FDA may designate a drug or biological product as an orphan drug if it is intended to treat a rare disease or condition, defined as a patient population of fewer than 200,000 in the U.S., or a patient population greater than 200,000 in the U.S. where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the U.S. Orphan drug designation must be requested before submitting a BLA. In the European Union, the EMA’s Committee for Orphan Medicinal Products grants orphan drug designation to promote the development of products that are intended for the diagnosis, prevention, or treatment of a life-threatening or chronically debilitating condition affecting not more than five in 10,000 persons in the European Union. Additionally, designation is granted for products intended for the diagnosis, prevention, or treatment of a life-threatening, seriously debilitating or serious and chronic condition when, without incentives, it is unlikely that sales of the drug in the European Union would be sufficient to justify the necessary investment in developing the drug or biological product or where there is no satisfactory method of diagnosis, prevention, or treatment, or, if such a method exists, the medicine must be of significant benefit to those affected by the condition.

In the U.S., orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages, and application fee waivers. After the FDA grants orphan drug designation, the generic identity of the drug and its potential orphan use are disclosed publicly by the FDA.

In addition, if a product receives the first FDA approval for the indication for which it has orphan designation, the product is entitled to orphan drug exclusivity, which means the FDA may not approve any other application to market the same drug for the same indication for a period of seven years, except in limited circumstances, such as a showing of clinical superiority over the product with orphan exclusivity or where the manufacturer is unable to assure sufficient product quantity for the orphan patient population. Exclusive marketing rights in the U.S. may also be unavailable if our royalty providers seek approval for an indication broader than the orphan designated indication and may be lost if the FDA later determines that the request for designation was materially defective. In the European Union, orphan drug designation entitles a party to financial incentives such as reduction of fees or fee waivers and ten years of market exclusivity following drug or biological product approval. This period may be reduced to six years if the orphan drug designation criteria are no longer met, including where it is shown that the product is sufficiently profitable not to justify maintenance of market exclusivity.

Even with an orphan drug designation for its current and potential future product candidates, our royalty providers may not be the first to obtain marketing approval for any particular orphan indication due to the uncertainties associated with developing pharmaceutical products. Further, even if a royalty provider obtains orphan drug exclusivity for an existing or future product candidate, that exclusivity may not effectively protect the product from competition because different drugs with different active moieties still can be approved for the same condition even with an orphan drug designation. Even after an orphan drug is approved, the FDA can subsequently approve the same drug with the same active moiety for the same condition if the FDA concludes that the later drug is clinically superior in that it is safer, more effective, or makes a major contribution to patient care. Orphan drug designation neither shortens the development time or regulatory review time of a drug or biologic nor gives the drug or biologic any advantage in the regulatory review or approval process.

The FDA’s interpretation of the scope of orphan drug exclusivity may change. The FDA’s longstanding interpretation of the Orphan Drug Act is that exclusivity is specific to the orphan indication for which the drug was actually approved. As a result, the scope of exclusivity has been narrow and protected only against competition from the same “use or indication” rather than the broader “disease or condition.” In the September 2021 case Catalyst Pharmaceuticals, Inc. v. FDA, a federal circuit court set aside the FDA’s narrow interpretation and ruled that orphan drug exclusivity covers the full scope of the orphan-designated disease or condition regardless of whether the drug obtains approval only for a narrower use. The decision concerned amifampridine, a drug used to treat Lambert-Eaton myasthenic syndrome (LEMS). Depending on how the FDA applies the decision beyond this case, it may limit the drugs that can receive exclusivity.

The ability of our potential milestone and royalty providers to obtain and maintain orphan drug designation and the benefits thereof, including orphan drug exclusivity, may materially impact the potential milestones and royalties we receive.

Biological products and product candidates of our potential milestone and royalty providers may face competition sooner than anticipated, which may materially impact the potential milestones and royalties we receive.

The ACA includes a subtitle called the Biologics Price Competition and Innovation Act of 2009 (“BPCIA”), which created an abbreviated approval pathway for biological products that are biosimilar to or interchangeable with an FDA-licensed reference biological product. Under the BPCIA, an application for a highly similar or “biosimilar” product may not be submitted to the FDA until four years following the date that the reference product was first approved by the FDA. In addition, the approval of a biosimilar product may not be made effective by the FDA until 12 years from the date on which the reference product was first approved. During this 12-year period of exclusivity, another company may still market a competing version of the reference product if the FDA approves a full BLA for the competing product containing the sponsor’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity and potency of its product.

The biological products and, if approved, product candidates of our royalty providers could be considered reference products entitled to 12-year exclusivity. However, there is a risk that this exclusivity could be shortened due to congressional action or otherwise, or that the FDA will not consider a product candidate to be a reference product for competing products, potentially creating the opportunity for competition sooner than anticipated. Other aspects of the BPCIA, some of which may impact the BPCIA exclusivity provisions, have also been the subject of recent litigation. Moreover, the extent to which a biosimilar, once approved, will be substituted for any reference products in a way that is similar to traditional generic substitution for non-biological products is not yet clear, and will depend on a number of marketplace and regulatory factors that are still developing. Any of these events may materially impact the potential milestones and royalties we receive.

If the FDA or comparable foreign regulatory authorities approve generic versions of any of the products or product candidates of our potential milestone or royalty providers that receive marketing approval under NDAs, or such authorities do not grant their product candidates appropriate periods of data or market exclusivity before approving generic versions of our product candidates, the sales of their product candidates could be adversely affected, which may materially affect the potential milestones and royalties we receive.

Once an NDA is approved, the drug covered thereby becomes a “reference-listed drug” in the FDA’s publication, “Approved Drug Products with Therapeutic Equivalence Evaluations.” Manufacturers may seek marketing approval of generic versions of reference-listed drugs through submission of abbreviated new drug applications (“ANDAs”) in the U.S. In support of an ANDA, a generic manufacturer need not conduct clinical trials demonstrating safety and efficacy. Rather, the applicant generally must show that its drug is pharmaceutically equivalent to the reference listed drug, in that it has the same active ingredient(s), dosage form, strength, route of administration and conditions of use or labeling as the reference-listed drug, and that the generic version is bioequivalent to the reference-listed drug, meaning it is absorbed in the body at the same rate and to the same extent. Generic drugs may be significantly less costly to bring to market than the reference-listed drug and companies that produce generic drugs are generally able to offer them at lower prices. Thus, following the introduction of a generic drug, a significant percentage of the sales of any branded product or reference-listed drug is typically lost to the generic drug.

The FDA may not approve an ANDA for a generic drug until any applicable period of non-patent exclusivity for the reference-listed drug has expired. The FDCA provides a period of five years of non-patent exclusivity for a new drug containing a new chemical entity, or NCE. During the exclusivity period, the FDA may not accept for review an ANDA or a 505(b)(2) NDA submitted by another company for another version of such product candidate where the applicant does not own or have a legal right of reference to all the data required for approval. However, an application may be submitted after four years if it contains a certification of patent invalidity or non-infringement. The FDCA also provides three years of marketing exclusivity for an NDA, 505(b)(2) NDA or supplement to an approved NDA if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application, for example, for new indications, dosages or strengths of an existing product candidate.

This three-year exclusivity covers only the conditions associated with the new clinical investigations and does not prohibit the FDA from approving ANDAs for product candidates containing the original active agent for other conditions of use. Five-year and three-year exclusivity will not delay the submission or approval of a full NDA. However, an applicant submitting a full NDA would be required to conduct or obtain a right of reference to all of the nonclinical studies and adequate and well-controlled clinical trials necessary to demonstrate safety and effectiveness. Manufacturers may seek to launch these generic drugs following the expiration of the marketing exclusivity period, even if our potential milestone or royalty providers still have patent protection for our drug competition, and their products may therefore face from generic versions of their products and, if approved, their product candidates. This could materially and adversely impact their future revenue, profitability and cash flows and substantially limit their ability to obtain a return on the investments we have made in those products and, if approved, product candidates. Their future revenues, profitability and cash flows could also be materially and adversely affected and our ability to obtain a return on their investments in those product candidates may be substantially limited if their products are not afforded the appropriate periods of non-patent exclusivity. Any of these events may materially impact the potential milestones and royalties we receive.

New products and technologies of other companies may render some or all of our potential milestone and royalty providers’ product candidates noncompetitive or obsolete.

New developments by others may render our potential milestone and royalty providers’ product candidates or technologies obsolete or uncompetitive. Technologies developed and utilized by the biotechnology and pharmaceutical industries are changing and evolving. Competition in antibody-based technologies is intense and is expected to increase in the future as a number of established biotechnology firms and large chemical and pharmaceutical companies advance in these fields. In addition, as biopharmaceutical companies increasingly devote significant resources to innovate next-generation products and therapies using gene editing and new curative modalities, such as cell and gene therapy, products on which we have a milestone or royalty rights may become obsolete. Many of these competitors may be able to develop products and processes competitive with or superior to our potential milestone and royalty providers for many reasons, including that they may have:

●	significantly greater financial resources;
●	larger research and development staffs;
●	entered into arrangements with, or acquired, biotechnology companies to enhance their capabilities; or
●	extensive experience in preclinical testing and human clinical trials.

These and other factors may enable others to develop products and processes competitive with or superior to our own or those of our potential milestone and royalty providers. In addition, a significant amount of research in biotechnology is being carried out in universities and other non-profit research organizations. These entities are becoming increasingly interested in the commercial value of their work and may become more aggressive in seeking patent protection and licensing arrangements. Furthermore, many companies and universities tend not to announce or disclose important discoveries or development programs until their patent position is secure or, for other reasons, later. As a result, we and our potential milestone and royalty providers may not be able to track development of competitive products, particularly at the early stages.

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

If our current or potential royalty providers succeed in bringing product candidates to the market, they may not be considered cost effective, and reimbursement to the patient may not be available or may not be sufficient to allow our potential royalty providers to sell the products on a competitive basis. In both the U.S. and elsewhere, sales of medical products and treatments are dependent, in part, on the availability of coverage and adequate reimbursement from third-party payors, such as government and private insurance plans. Significant uncertainty exists as to the coverage and reimbursement status of any products for which our potential royalty providers may obtain regulatory approval. Even if coverage is available, the associated reimbursement rate may not be adequate for our potential royalty providers to cover related marketing costs. Additionally, coverage and reimbursement policies for pharmaceutical products can differ significantly from payor to payor as there is no uniform policy of coverage and reimbursement for pharmaceutical products among third-party payors in the U.S. Therefore, the process of obtaining coverage and reimbursement is often time-consuming and costly. Thus, even if our partners’ product candidates are approved by the FDA, our royalty partners may not be able to price the products effectively or obtain coverage and adequate reimbursement for their products, which could adversely affect the royalties we receive.

Third-party payors are increasingly challenging the prices charged for pharmaceutical products and services. Our business is affected by the efforts of government and third-party payors to contain or reduce the cost of healthcare through various means. In the U.S., there have been, and we expect, will continue to be a number of federal and state proposals to implement government controls on pricing.

In addition, the emphasis on managed care in the U.S. has increased and, we expect to continue to increase the pressure on the pricing of pharmaceutical products. We cannot predict whether any legislative or regulatory proposals will be adopted or the effect these proposals or managed care efforts may have on our or our potential milestone and royalty providers’ businesses.

We do not know whether there will be, or will continue to be, a viable market for the product candidates in which we have an ownership or royalty interest.

Even if product candidates in which we have an interest receive approval in the future, they may not be accepted in the marketplace. In addition, our potential royalty providers may experience difficulties in launching new products, many of which are novel and based on technologies that are unfamiliar to the healthcare community. Our potential royalty providers may not have sales, marketing or distribution capabilities or may not be able to develop these capabilities in an effective manner, or at all. We have no assurance healthcare providers and patients will accept such products, if developed. Similarly, physicians may not accept a product if they believe other products to be more effective or more cost effective or are more comfortable prescribing other products.

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

Product liability claims may diminish the returns on biopharmaceutical products.

The developer, manufacturer or marketer of a product could become subject to product liability claims. A product liability claim, regardless of its merits, could adversely affect the sales of the product and the amount of any related royalty payments, and consequently, could adversely affect the ability of a payor to make payments with respect to a royalty.

Although we believe we should not bear responsibility in the event of a product liability claim against the developer, manufacturer, marketer or other seller of a product that generates our royalty, such claims could adversely affect our business, financial condition and results of operations due to the lower than expected cash flows from the royalty.

If we and our potential royalty providers are unable to protect our or their intellectual property, in particular patent protection for principal products, product candidates and processes in which we have an ownership or royalty interest, and prevent the use of the covered subject matter by third parties, our potential royalty providers’ ability to compete in the market will be harmed, and we may not realize our profit potential.

We and our potential royalty providers rely on patent protection, as well as a combination of copyright, trade secret, and trademark laws to protect our proprietary technology and deter others from duplicating our or their products or product candidates. However, these means may afford only limited protection and may not:

●	prevent our competitors from duplicating our products and those of our potential royalty providers;
●	prevent our competitors from using technologies or solutions similar to those incorporated into our products or product candidates, or those of our potential royalty providers in jurisdictions where we have not obtained patent protection and, further, exporting infringing products to territories where we have patent protection but where our enforcement efforts may be inadequate and protection in general of patented technology may be less robust than it is in the U.S.;
●	prevent our competitors from gaining access to our proprietary information and technology and that of our potential royalty providers; or
●	permit us or our potential royalty providers to gain or maintain a competitive advantage.

Because of the length of time and the expense associated with bringing new products to the marketplace, we and our potential royalty providers hold and are in the process of applying for a number of patents in the U.S. and abroad to protect product candidates and important processes and also have obtained or have the right to obtain exclusive licenses to certain patents and applications filed by others. However, the mere issuance of a patent is not conclusive as to its validity or its enforceability.

The U.S. Federal Courts, the U.S. Patent & Trademark Office or equivalent national courts or patent offices elsewhere may invalidate our patents or the patents of our royalty providers or find them unenforceable. The America Invents Act introduced post-grant review procedures subjecting U.S. patents to post-grant review procedures similar to European oppositions. U.S. patents owned or licensed by us or our licensees may therefore be subject to post-grant review procedures, as well as other forms of review and re-examination. A decision in such proceedings adverse to our interests could result in the loss of valuable patent rights, which would have a material adverse effect on our business. In addition, the laws of foreign countries may not protect our intellectual property rights effectively or to the same extent as the laws of the U.S.

If our, and our potential royalty providers intellectual property rights are not protected adequately, our potential royalty providers or our licensees may not be able to commercialize technologies or products in which we have an ownership or royalty interest, and their competitors could commercialize such technologies or products, which could result in a decrease in our potential royalty providers’ or our licensees’ sales and market share that would harm our business and operating results. Specifically, the patent position of biotechnology companies generally is highly uncertain and involves complex legal and factual questions. The legal standards governing the validity of biotechnology patents are in transition, and current defenses as to issued biotechnology patents may not be adequate or available in the future. Accordingly, there is uncertainty as to:

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

Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain foreign countries do not favor the enforcement of patents and other intellectual property protection, which could make it difficult for us or our royalty providers to stop the infringement of our or their patents or the marketing of competing products in violation of our or their proprietary rights generally. Proceedings to enforce our patent rights in foreign jurisdictions could result in substantial costs and could divert our efforts and attention from other aspects of our business.

Furthermore, in some instances, we have no ability to control the prosecution, maintenance, enforcement or defense of patent rights of our royalty providers. In such instances, there can be no assurance that they will vigorously prosecute, maintain, enforce or defend such rights, or that they will be successful in doing so. Any infringement of their intellectual property may adversely affect our royalty interest and consequently adversely affect our business, financial condition and results of operations.

No assurance can be given that our, or our partners or licensees’ patents will be extended upon expiration, which may have an effect on our financial condition and results of operation.

We hold and have filed applications for a number of patents in the U.S. and internationally to protect our products and technology and have the right to obtain licenses to, or income streams based on, certain patents and applications filed by others. However, the life of a patent, and thus the protection it affords, is limited. Patent terms may be inadequate to protect our competitive position for an adequate amount of time. Significant patents in our portfolio are expected to expire in the coming years and while various extensions may be available, on a jurisdiction-by-jurisdiction basis, continuous patent protection is not guaranteed. While we expect to seek, and expect our partners to seek, extensions of patent terms for issued patents where available and when necessary, failure to secure patent extensions may have an effect on our financial condition and results of operations. Furthermore, there can be no assurance that our partners will seek extensions of their patent terms.

Litigation regarding intellectual property and/or the enforcement of our contractual rights against licensees and third parties can be costly and expose us to risks of counterclaims against us.

From time to time, we are required to engage in litigation, arbitration or other proceedings to protect our intellectual property and/or enforce our contractual rights against former or current licensees or third parties, including third-party collaborators of such licensees or royalty agreement counterparties. The cost to us of complex proceedings of this type, even if resolved in our favor, can be substantial, and the parties opposing us in such proceedings may be able to sustain the cost of such proceedings more effectively than we can if they have substantially greater resources than we have. Any such proceedings and any negotiations leading up to them also may be time-consuming and can divert management’s attention and resources. If a proceeding of this type is resolved against us, we may lose the value associated with contract rights contained in our arrangements with licensees and third parties, the patents that are the subject of such proceeding may be declared invalid, we could be exposed to counterclaims against us, and we could be held liable for significant damages, fees and/or costs. While it is our current plan to continue to review and pursue, on a selective basis, potential material contractual breaches against licensees and third parties (including third-party collaborators of licensees and royalty agreement counterparties) and/or infringement of our intellectual property rights or technology, there can be no assurance that any such enforcement actions will be successful, or if successful, the timing of such success or that we will have sufficient capital to prosecute any such actions to a successful conclusion.

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

In addition, we may be subject to claims that we, or our licensees or our royalty agreement counterparties’ licensees, are infringing other parties’ patents. If such claims are resolved against us, we or our licensees or our royalty agreement counterparties’ licensees may be enjoined from developing, manufacturing, selling or importing products, processes or services unless we or our licensees or our royalty agreement counterparties’ licensees obtain a license from the other party. Such a license may not be available on reasonable terms or at all, thus preventing us, or our licensees or our royalty agreement counterparties’ licensees, from using or licensing these products, processes or services and adversely affecting our potential future revenue.

Uncertainties resulting from our participation in litigation, arbitration or other proceedings involving intellectual property and/or contractual rights could have a material adverse effect on our or our partners’ ability to compete in the marketplace. There could also be public announcements of the results of hearings, motions or interim proceedings or developments. If securities analysts or investors perceive these results to be negative, the perceived value of the product candidates as to which we hold potential milestone or royalty interests, or intellectual property or contractual rights could be diminished. Accordingly, the market price of our common stock may decline. Uncertainties resulting from the initiation and continuation of litigation, arbitration or other proceedings involving intellectual property and/or contractual rights could have a material adverse effect on our business, financial condition and results of operations.

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

License or collaboration agreements relating to the products generating our future potential milestones and royalties and other payment rights have in the past been and may in the future be terminated, which may adversely affect sales of such products and therefore the potential payments we may receive. For example, under certain license or collaboration agreements, marketers may retain the right to unilaterally terminate the agreements. When the last patent covering a product expires or is otherwise invalidated in a country, a marketer may be economically motivated to terminate the applicable license or collaboration agreement, either in whole or with respect to such country, in order to terminate its payment and other obligations. In the event of such a termination, a licensor (which may be us in the case of our out-licensed products) or collaborator may no longer receive all of the payments it expected to receive from the applicable licensee or collaborator and may also be unable to find another company to continue developing and commercializing the product on the same or similar terms as those under the license or collaboration agreement that has been terminated.

On October 23, 2023, Organon notified us of its intent to terminate the Organon License Agreement, which we assumed pursuant to the ObsEva IP Acquisition Agreement. The termination was effective as of January 21, 2024, and we will not be entitled to any milestone payments with respect to any milestone achieved by Organon following the notice of termination. We evaluated the related intangible asset balance for impairment and recorded an impairment charge of $14.2 million as of December 31, 2023.

In addition, license or collaboration agreements may fail to provide significant protection for the applicable licensor (which may be us in the case of our out-licensed products) or collaborator in case of the applicable licensee’s or collaborator’s failure to perform or in the event of disputes. License and collaboration agreements which relate to the products underlying our potential future milestones, royalties and other payment rights, are complex and certain provisions in such agreements may be susceptible to multiple interpretations. Disputes may arise regarding intellectual property, royalty terms, payment rights or other contractual terms subject to a license or collaboration agreement, including:

●	the scope or duration of rights granted under the license or collaboration agreement and other interpretative issues;
●	the amounts or timing of royalties, milestones or other payments due under the license or collaboration agreement;
●	the sublicensing of patent or other rights under our license or collaboration relationships;
●	the diligence obligations under the license or collaboration agreement and what activities satisfy such diligence obligations:
●	the inventorship and ownership of inventions and know-how resulting from the creation or use of intellectual property by us or our partners; and

●	the priority of invention of patented technology.

The resolution of any contract interpretation disagreement that may arise could narrow what the licensor (which may be us in the case of our out-licensed products) or collaborator believes to be the scope of its rights to the relevant intellectual property or technology, or decrease the licensee’s or collaborator’s financial or other obligations under the relevant agreement, any of which could in turn impact the value of our potential royalties, milestone payments and other payments and have a material adverse effect on our business, financial condition, results of operations and prospects. If a marketer were to default on its obligations under a license or collaboration agreement, the licensor’s or collaborator’s remedy may be limited either to terminating certain licenses or collaborations related to certain countries or to generally terminate the license or collaboration agreement with respect to such country. In such cases, we may not have the right to seek to enforce the rights of the licensor or collaborator (if not us) and we may be required to rely on the resources and willingness of the licensor or collaborator (if not us) to enforce its rights against the applicable licensee or collaborator. In any of these situations, if the expected upfront, milestone, royalty or other payments under the license or collaboration agreements do not materialize, this could result in a significant loss to us and materially adversely affect our business, financial condition and results of operations. At any given time, the Company may be engaged in discussions with its licensees or collaborators regarding the interpretation of the payment and other provisions relating to products as to which we have milestones and potential royalty or other payment rights. Should any such discussions result in a disagreement regarding a particular product that cannot be resolved satisfactorily to us, we may end up being paid less than anticipated on such product should it successfully progress through clinical development and be approved for commercialization. Should our milestone and future potential royalty or other payment interests be reduced or eliminated as a result of any such disagreement, it could have an adverse effect on our business, financial condition, results of operations and prospects.

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

Generally, our current licensees have the right to terminate their collaborations at will or under specified circumstances. If any of our collaborative partners breach or terminate their agreements with us or otherwise fail to conduct their collaborative activities successfully (for example, by not making required payments when due, or at all or failing to engage in commercially reasonable efforts to develop products if required), our product development under these agreements will be delayed or terminated.

In addition, we could face significant competition in seeking appropriate collaborators and the negotiation process is time-consuming and complex. Our ability to reach a definitive collaborative agreement with any such new party will depend, among other factors, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. We cannot be certain that, following a strategic transaction or license, we will achieve the revenue or specific net income that justifies such transaction.

Our potential milestone and royalty providers may rely on third parties to provide services in connection with their product candidate development and manufacturing programs. The inadequate performance by or loss of any of these service providers could affect our potential milestone and royalty providers’ product candidate development.

Third parties provide services in connection with preclinical and clinical development programs, including in vitro and in vivo studies, assay and reagent development, immunohistochemistry, toxicology, pharmacokinetics, clinical trial support, manufacturing and other outsourced activities. If these service providers do not adequately perform the services for which our potential milestone and royalty providers have contracted, or cease to continue operations, and our potential milestone and royalty partners are not able to find a replacement provider quickly or lose information or items associated with their product candidates, our potential milestone and royalty providers’ development programs and receipt of any potential resulting income may be delayed.

The marketers of biopharmaceutical products are, in certain instances, substantially responsible for the ongoing regulatory approval, commercialization, manufacturing and marketing of products.

In certain instances, the holders of royalties on products have granted regulatory approval, commercialization, manufacturing and marketing rights to the licensees of such products. Such licensees have substantial control over those efforts and discretion to determine the extent and priority of the resources they will commit to their program for a product. Accordingly, the successful commercialization of a product depends on the licensee’s efforts and is beyond our control. If a licensee does not devote adequate resources to the ongoing regulatory approval, commercialization and manufacture of a product, or if a licensee engages in illegal or otherwise unauthorized practices, the product’s sales may not generate sufficient royalties, or the product’s sales may be suspended, and consequently, could adversely affect our business. In addition, if licensees of biopharmaceutical products decide to discontinue product programs or we believe the commercial prospects of assets have been reduced, we may recognize material non-cash impairment charges related to the financial royalty asset associated with those programs or assets.

Agreements with other third parties, many of which are material to our business, expose us to numerous risks and have caused us to incur additional liabilities.

Because our licensees, suppliers and contractors are independent third parties, they may be subject to different risks than we are and have significant discretion in, and different criteria for, determining the efforts and resources they apply related to activities relevant to their agreements with us. If these licensees, suppliers and contractors do not successfully perform the functions for which they are responsible, we may not have the capabilities, resources or rights to do so on our own or otherwise compel them to perform.

We do not know whether we or our licensees will be able to successfully develop and market any of the products that are or may become the subject of any of our licensing arrangements. In addition, third-party arrangements such as ours also increase uncertainties in the related decision-making processes and resulting progress under the arrangements, as we and our licensees may reach different conclusions, or support different paths forward, based on the same information, particularly when large amounts of technical data are involved.

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

Our potential milestone and royalty providers may rely on third party manufacturers and such contract manufacturers are required to produce clinical product candidates under cGMP to meet acceptable standards for use in clinical trials and for commercial sale, as applicable. If such standards change, the ability of contract manufacturers to produce our potential milestone and royalty providers’ product candidates on the schedule required for clinical trials or to meet commercial requirements may be affected. In addition, contract manufacturers may not perform their obligations under their agreements with our potential milestone and royalty providers or may discontinue their business before the time required by us to successfully produce clinical and commercial supplies of our potential milestone and royalty providers’ product candidates.

Contract manufacturers are subject to pre-approval inspections and periodic unannounced inspections by the FDA and corresponding state and foreign authorities for compliance with cGMP and other applicable government regulations and corresponding foreign standards. We do not have control over a third-party manufacturer’s compliance with these regulations and standards. Any difficulties or delays in contractors’ manufacturing and supply of our potential milestone and royalty providers’ product candidates or any failure of our potential milestone and royalty providers’ contractors to maintain compliance with the applicable regulations and standards could increase costs, reduce revenue, cause our licensees to postpone or cancel clinical trials, prevent or delay regulatory approval by the FDA and corresponding state and foreign authorities, prevent the import and/or export of our potential milestone and royalty providers’ product candidates, or cause any of our potential milestone and royalty providers’ products that may be approved for commercial sale to be recalled or withdrawn.

Certain of our technologies are in-licensed from third parties, so our and our licensees’ use of them may be restricted and subject to additional risks.

We have licensed technologies from third parties. These technologies include phage display technologies licensed to us in connection with our bacterial cell expression technology licensing program and antibody products. However, our and our licensees and collaborators’ use of these technologies is limited by certain contractual provisions in the licenses relating to them, and although we have obtained numerous licenses, intellectual property rights in the area of phage display are particularly complex. If we are unable to maintain our licenses, patents or other intellectual property, we could lose important protections that are material to continuing our operations and for future prospects. Our licensors also may seek to terminate our license(s), which could cause us and our licensees to lose the right to use the licensed intellectual property and adversely affect our and our licensees’ ability to commercialize our technologies, products or services.

Risks Related to Employees, Location, Data Integrity, and Litigation

The loss of or changes in any of our key personnel could delay or prevent achieving our objectives.

Our business efforts could be adversely affected by the loss of one or more key members of our staff. We currently do not have key person insurance on any of our employees. Changes in management, including due to potential acquisitions, may cause disruptions in our business, strategic and employee relationships, which may delay or prevent the achievement of our business objectives. During the transition periods, there may be uncertainty among investors, employees and others concerning our future direction and performance.

Because we are a small biotech royalty aggregator with limited resources, we may not be able to attract and retain qualified personnel.

We had 13 full-time employees as of March 4, 2024. We may require additional experienced executive, accounting, legal, administrative and other personnel from time to time in the future. We are highly dependent on principal members of our executive team, the loss of whose services may adversely impact the achievement of our objectives. There is intense competition for the services of these personnel.

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

If our information technology systems or data or those of our partners or contractors are compromised, our business could experience adverse consequences, including regulatory investigations or actions; litigation; fines and penalties; a disruption of our business operations; reputational harm; and loss of revenue or profits.

Our business is increasingly dependent on critical, complex and interdependent information technology systems, including cloud-based systems, to support business processes as well as internal and external communications. In the ordinary course of our business, we maintain sensitive data on our networks, including personal information of our employees, legacy clinical trial patients, vendors and others, our intellectual property and proprietary or confidential business information relating to our business and that of our business partners. The secure maintenance and protection of this information is critical to our business and reputation.

Cybersecurity threats have generally increased in sophistication, scale, and frequency in recent years. While we have implemented security measures that are intended to protect our data and information technology systems, our computer systems, and those of the third parties on which we rely, are still vulnerable to damage from data breaches, security incidents or other unauthorized intrusions or access, including cyberattacks or computer viruses, or from natural disasters, terrorism, war and telecommunication and electrical failures. Moreover, the prevalence of remote work on mobile devices that access confidential and sensitive information increases the risk of such an event occurring. Threats to our systems and personal, confidential and proprietary information can come from a variety of sources, ranging in sophistication. Such threats also may be intentional or accidental. It is often difficult to anticipate or immediately identify these threats and the damage might cause.

Data breaches, security incidents and other unauthorized intrusions or access to our data or systems, or those of the third parties on which we rely, could result in system disruptions, downtime or the compromise of personal information, our intellectual property and sensitive business information, all of which may interrupt our normal business operations and require substantial expenditure of financial and administrative resources to remedy. Such events could have a material adverse effect on our business, financial condition and results of operations. Theft of proprietary information could be used to compete against us and could cause us to incur significant remediation costs, result in product development delays, disrupt key business operations and divert attention of management and key information technology resources. Furthermore, to the extent that any disruption, security breach, or other event were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of personal, confidential or proprietary information, we may be required to comply with notification requirements, be subject to litigation or regulatory action, or otherwise be subject to liability under applicable laws. These risks would expose us to significant expense and cause significant harm to our reputation and business.

While we have insurance coverage, we cannot be sure that our policy will be adequate or sufficient to protect us from or to mitigate liabilities arising out of our privacy and security practices, that such coverage will continue to be available on commercially reasonable terms or at all, or that such coverage will pay for future claims.

Compliance with the stringent and changing obligations related to data privacy and security is an onerous and resource-intensive process. Our actual or perceived failure to comply with any data privacy or security obligations could lead to regulatory investigations or actions; litigation; fines and penalties; a disruption of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse business consequences.

Federal, state, local and foreign legislators and/or regulators are increasingly regulating data privacy and security and may impose significant penalties for failure to comply with these requirements. For example, in the U.S., the California Consumer Privacy Act of 2018 (“CCPA”) establishes a privacy framework for covered businesses, which applies to a broad range of personal information and entities who conduct business in California. Further, the California Privacy Rights Act (“CPRA”), which amends the CCPA, became fully operative on January 1, 2023 and expands upon the CCPA, imposing additional data protection obligations on covered businesses. The CCPA/CPRA gives California residents certain rights related to their personal information, including the rights to request the correction of, access to and deletion of their personal information, the right to opt out of certain personal information sharing, and the right to receive detailed information about how their information is processed. If we, or the third parties on which we rely, fail to comply with the CCPA/CPRA, we may face significant fines, penalties and regulatory enforcement costs that could adversely affect our reputation, business, financial condition and results of operations. The CCPA/CPRA provides for civil penalties of up to $2,500 per violation, and $7,500 per intentional violation, following investigation by the state Attorney General and allows private litigants affected by certain data breaches to recover significant statutory damages. Similar comprehensive state privacy laws are now in effect in Virginia, Colorado, Connecticut, and Utah, and many have passed in other states.

Compliance with laws, regulations, rules, guidance, industry standards, and contractual obligations concerning data privacy, security, governance and protection is an onerous and resource-intensive process, that may require us to put in place additional mechanisms and incur substantial expenditure. Achieving compliance could also require us to change our business practices in a manner that does not align with our business objectives. Furthermore, the regulatory landscape continues to evolve, making it difficult to maintain compliance. Further, in the event that we, or one of the third parties on which we rely, is subject to a data breach, security incident, or other unauthorized intrusion or access that leads to the disclosure or modification of, or prevents access to, patient information, including personally identifiable information or protected health information, could result in fines, increased costs or loss of revenue as a result of: harm to our reputation; fines imposed on us by regulatory authorities; remediation measures taken to respond to the event and prevent similar events from occurring in the future; additional compliance obligations under federal, state or foreign laws (including notification obligations); requirements for mandatory corrective action to be taken by us; and requirements to verify the correctness of database contents and otherwise subject us to liability under laws and regulations that protect personal data.

In addition, cyber incidents can be difficult to detect, and any delay in identifying them may lead to increased harm as described above. While we have implemented security measures to protect our data and information technology systems, such measures may not prevent such events. We also cannot guarantee that we are in compliance with all applicable data privacy, security and protection laws and regulations as they are enforced now or as they evolve.

Our potential acquisitions of other companies could increase our exposure to litigation risk.

Our exposure to risks associated with various claims, including claims related to the use of intellectual property as well as securities and related stockholder derivative claims, may be increased as a result of our acquisitions of other companies, including our potential acquisition of Kinnate, and we may ultimately be subject to liability or settlement costs. Additionally, we may have a lower level of visibility into the development process with respect to intellectual property or the care taken to safeguard against infringement risks with respect to acquired companies or assets. In addition, third parties may make claims in connection with our acquisitions, and they may also make infringement and similar or related claims after we have acquired assets that had not been asserted prior to our acquisition.

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

The U.S. and some foreign jurisdictions have enacted or are considering a number of legislative and regulatory proposals to change the healthcare system in ways that could affect our potential royalty providers’ ability to sell products in which we have ownership or and royalty interests, if approved, profitably. Among policy makers and payors in the U.S. and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and expanding access. In the U.S., the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives. For example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively the ACA, was enacted, which, among other things, substantially changed the way healthcare is financed by both governmental and private payors.

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

An expansion in the government’s role in the U.S. healthcare industry may cause general downward pressure on the prices of prescription pharmaceutical products, lower reimbursements for providers, and reduced product utilization, any of which could adversely affect our business and results of operations. We expect that additional healthcare reform measures will be adopted in the future. We cannot know what form any such new legislation may take or the market’s perception of how such legislation would affect us. Any reduction in reimbursement from government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent our potential royalty providers from being able to generate revenue, attain profitability, develop, or commercialize our current product candidates in which we have an ownership or royalty interest.

We and our potential milestone and royalty providers are subject to various state and federal healthcare-related laws and regulations that if violated may impact the commercialization of our product candidates for which we possess milestone or royalty rights or could subject us to significant fines and penalties.

Our operations may be directly or indirectly subject to various state and federal healthcare laws, including the federal Anti-Kickback Statute, the federal False Claims Act, state analogues of those laws, and various state and federal data privacy and security laws. These laws may impact, among other things, the commercial operations for any of our product candidates that may be approved for commercial sale.

The federal Anti-Kickback Statute prohibits, among other things, persons and entities from knowingly and willfully soliciting, offering, receiving or providing any remuneration, directly or indirectly, in cash or in kind, in exchange for or to induce either the referral of an individual for, or the furnishing or arranging for the purchase, lease, or order of a good or service for which payment may be made under a federal healthcare program, such as the Medicare and Medicaid programs. The ACA modified the federal Anti-Kickback Statute’s intent requirement so that a person or entity no longer needs to have actual knowledge of the statute or the specific intent to violate it to have committed a violation. In addition, several courts have interpreted the statute’s intent requirement to mean that if any one purpose of an arrangement involving remuneration is to induce referrals of federal healthcare covered business, the statute has been implicated. The Anti-Kickback Statute is broad and prohibits many arrangements and practices that are lawful in businesses outside of the healthcare industry.

The federal false claims laws, including the False Claims Act, and civil monetary penalties laws prohibit, among other things, persons and entities from knowingly filing, or causing to be filed, a false claim to, or the knowing use of false statements to obtain payment from the federal government. Certain suits filed under the False Claims Act, known as “qui tam” actions, can be brought by any individual on behalf of the government and such individual, commonly known as a “whistleblower,” or “relator” may share in any amounts paid by the entity to the government in fines or settlement. The filing of qui tam actions has caused a number of pharmaceutical, medical device and other healthcare companies to have to defend and/or settle a False Claims Act action.

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

We are subject to the U.S. Foreign Corrupt Practices Act and other anti-corruption laws, as well as export control laws, import and customs laws, trade and economic sanctions laws and other laws governing our operations. Our operations are subject to anti-corruption laws including the FCPA, the U.S. domestic bribery statute contained in 18 U.S.C. §201, the U.S. Travel Act, and other anti-corruption laws that apply in countries where we do business. The FCPA and these other laws generally prohibit us and our employees and intermediaries from authorizing, promising, offering, or providing, directly or indirectly, improper or prohibited payments, or anything else of value, to government officials or other persons to obtain or retain business or gain some other business advantage. We and the royalty agreement counterparties and licensees who generate our royalties operate in a number of jurisdictions that pose a high risk of potential FCPA violations, and we participate in collaborations and relationships with third parties whose activities could potentially subject us to liability under the FCPA or local anti-corruption laws, even if we do not explicitly authorize or have actual knowledge of such activities. In addition, we cannot predict the nature, scope or effect of future regulatory requirements to which our international operations might be subject or the manner in which existing laws might be administered or interpreted. We are also subject to other laws and regulations governing our international operations, including regulations administered by the governments of the U.S. and authorities in the European Union, including applicable export control regulations, economic sanctions and embargoes on certain countries and persons, anti-money laundering laws, import and customs requirements and currency exchange regulations, collectively referred to as the Trade Control laws. There is no assurance that we will be completely effective in ensuring our compliance with all applicable anti-corruption laws, including the FCPA or other legal requirements, including Trade Control laws. If we are not in compliance with the FCPA and other anticorruption laws or Trade Control laws, we may be subject to criminal and civil penalties, disgorgement and other sanctions and remedial measures, and legal expenses, which could have an adverse impact on our business, financial condition, results of operations and liquidity. Likewise, any investigation of any potential violations of the FCPA, other anti-corruption laws or Trade Control laws by the U.S. or other authorities could also have an adverse impact on our reputation, our business, financial condition and results of operations.

Efforts to confirm that our business arrangements with third parties comply with applicable healthcare laws and regulations may involve substantial costs. Because of the breadth of these laws and the narrowness of the statutory exceptions and safe harbors available, it is possible that some of our business activities or our business arrangements with third parties could be subject to challenge under one or more of such laws. It is possible that governmental authorities will conclude that our business practices or the business practices of the royalty agreement counterparties and licensees who generate our royalties may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations or the operations of the royalty agreement counterparties and licensees who generate our royalties are found to be in violation of any of these laws or any other governmental regulations, we or the royalty agreement counterparties and licensees who generate our royalties may be subject to significant criminal, civil and administrative sanctions, including monetary penalties, damages, fines, disgorgement, individual imprisonment and exclusion from participation in government-funded healthcare programs, such as Medicare and Medicaid, additional reporting requirements and oversight if we or the royalty agreement counterparties and licensees who generate our royalties become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, reputational harm, and we or marketers of products that generate our royalties may be required to curtail or restructure operations, any of which could adversely affect our ability to operate our business and our results of operations. The risk of our being found in violation of these laws is increased by the fact that many of them have not been fully interpreted by the regulatory authorities or the courts, and their provisions are open to a variety of interpretations. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. The shifting enforcement landscape and the need to build and maintain robust and expandable systems to comply with multiple jurisdictions with different compliance and/or reporting requirements increases the possibility that a healthcare company may run afoul of one or more of the requirements.

As we or our potential milestone and royalty providers do more business internationally, we expect to become subject to additional political, economic and regulatory uncertainties.

We or our potential milestone and royalty providers may not be able to operate successfully in any foreign market. We believe that because the pharmaceutical industry is global in nature, international activities are expected to become a significant part of future business activities and when and if we or our potential milestone and royalty providers are able to generate income, a substantial portion of that income will be derived from product sales and other activities outside the U.S. Foreign regulatory agencies often establish standards different from those in the U.S., and an inability to obtain foreign regulatory approvals on a timely basis, if at all, could put us at a competitive disadvantage or make it uneconomical to proceed with a product or product candidate’s development. International sales may be limited or disrupted by many factors, including without limitation:

●	imposition of government controls;
●	export license requirements;
●	political or economic instability or conflict;
●	trade restrictions;
●	international disputes;
●	changes in tariffs;
●	restrictions on repatriating profits;
●	exchange rate fluctuations;
●	evolving government regulations, including those related to healthcare reimbursement and data privacy and security; and

●	withholding and other taxation.

General Risk Factors

If securities or industry analysts do not publish research reports about our business or if they make adverse recommendations regarding an investment in our stock, our stock price and trading volume may decline.

The trading market for our common stock can be influenced by the research and reports that industry or securities analysts publish about our business. Currently, coverage of our Company by industry and securities analysts is limited. Investors have many investment opportunities and may limit their investments to companies that receive greater coverage from analysts. If additional industry or securities analysts do not commence coverage of the Company, the trading price of our stock could be negatively impacted. If one or more of the analysts downgrade our stock or comment negatively on our prospects, our stock price may decline. If one or more of these analysts cease to cover our industry or us or fail to publish reports about the Company regularly, our common stock could lose visibility in the financial markets, which could also cause our stock price or trading volume to decline. Further, incorrect judgments, estimates or assumptions made by research analysts may adversely affect our stock price, particularly if subsequent performance falls below the levels that were projected by the research analyst(s), even if we did not set or endorse such expectations. Any of these events could cause further volatility in our stock price and could result in substantial declines in the value of our stock.

Our share price may be volatile, which may subject us to litigation, and there may not be an active trading market for our common stock, Series A Preferred Stock or our Series B Preferred Stock.

There can be no assurance that the market price of our common stock will not decline below its present market price. Additionally, there may not be an active trading market for our common stock, Series A Preferred Stock or depositary shares representing interests in our Series B Preferred Stock. The market prices of biotechnology companies have been and are likely to continue to be highly volatile, and are affected by a number of factors, including:

●	fluctuations in our operating results;
●	general market and macroeconomic conditions, including market conditions in our industry and the industries of our collaborators;
●	the coverage of our common stock by the financial media, including television, radio and press reports and blogs;
●	recruitment or departure of key personnel;
●	our ability to realize benefits from strategic partnerships, acquisitions or investments;
●	trading activity or positions by a limited number of stockholders who together beneficially own a significant portion of our outstanding common stock;
●	the issuance of shares of common stock by us, including as consideration in or in conjunction with acquisitions;
●	the inability to execute on our share repurchase program as planned, including failure to meet internal or external expectations around the timing or price of share repurchases, and any reductions or discontinuances of repurchases thereunder;
●	issuance of debt or other convertible securities, including as consideration in or in conjunction with acquisitions;
●	the inability to conclude that our internal controls over financial reporting are effective;

●	changes to our credit ratings; and
●	market perception or investment sentiment regarding us or our business strategy.

We have experienced significant volatility in the price of our common stock in the past. From January 1, 2023, through March 4, 2024, the share price of our common stock has ranged from a high of $25.91 to a low of $13.48. From January 1, 2023, through March 4, 2024, the share price of our Series A Preferred Stock has ranged from a high of $25.98 to a low of $21.40. From January 1, 2023, through March 4, 2024, the share price of our Series B Preferred Stock has ranged from a high of $25.37 to a low of $20.43. Additionally, we currently have two significant holders of our common stock that could affect the liquidity of our stock and have a significant negative impact on our stock price if those holders were to sell their ownership positions.

Our results of operations and liquidity needs could be materially negatively affected by market fluctuations or an economic downturn.

Our results of operations could be materially and adversely affected by macroeconomic conditions generally, both in the U.S. and elsewhere around the world. Concerns over inflation, slower growth or recession, new or increased tariffs or other barriers to trade, changes in fiscal and monetary policy or government budget dynamics, interest rates, high unemployment, labor availability constraints, currency fluctuations, epidemics and other public health crises (such as the COVID-19 pandemic), significant natural disasters (including as a result of climate change), rising energy costs, geopolitical conflict, such as the ongoing conflict in Ukraine, the Middle East and surrounding areas and the rising tensions between China and Taiwan, the availability and cost of credit, and the volatility in U.S. financial markets have in the past contributed to, and may continue in the future contribute to, increased volatility and diminished expectations for the economy and the U.S. and global markets. Domestic and international equity markets periodically experience heightened volatility and turmoil. These events may have an adverse effect on us. In the event of a market downturn, our results of operations could be adversely affected by those factors in many ways, including making it more difficult for us to raise funds if necessary, and our stock price may decline.

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

As of December 31, 2023, there were 5,003 shares of Series X Preferred Stock issued and outstanding. Each share of Series X Preferred Stock is convertible into 1,000 shares of registered common stock. The total number of shares of common stock issuable upon conversion of all issued Series X Preferred Stock would be 5,003,000 shares. Each share is convertible at the option of the holder at any time, provided that the holder is prohibited from converting into common stock if, as a result of such conversion, the holder, together with its affiliates, would beneficially own a number of shares above a conversion blocker, which was initially set at 19.99% of our total common stock then issued and outstanding immediately following the conversion of such shares. A holder of Series X Preferred Stock may elect to increase or decrease the conversion blocker above or below 19.99% on 61 days’ notice, provided the conversion blocker does not exceed the limits under Nasdaq Listing Rule 5635(b), to the extent then applicable. If holders of our Series X Preferred Stock elect to convert their preferred shares into common stock such conversion would dilute our currently outstanding common stock both in number and in earnings per share. BVF (and its affiliates), as current holders of all of the shares of our Series X Preferred Stock, would, if they converted all such shares to common stock, obtain majority voting control of the Company. As of December 31, 2023, BVF owned approximately 31.6% of our total outstanding shares of common stock, and if all of its shares of the Series X Preferred Stock were converted (without taking into account beneficial ownership limitations), BVF would own 52.3% of our total outstanding shares of common stock. Additionally, as of December 31, 2023, we had issued and outstanding 984,000 shares of Series A Preferred Stock and 1,600,000 depositary shares, each representing a 1/1000th fractional interest in a share of our Series B Preferred Stock.

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

In order to raise additional funds to support our operations, we may sell additional equity or convertible debt securities, which would result in dilution to our stockholders and/or debt securities which may impose restrictive covenants that would adversely impact our business. The sale of additional equity or convertible debt securities could result in additional dilution or result in other rights or obligations that adversely affect our stockholders. For example, holders of shares of our Series A Preferred Stock are entitled to receive, when and as declared by our Board, out of funds legally available for the payment of dividends, cumulative cash dividends at the rate of 8.625% of the $25.00 liquidation preference per year (equivalent to $2.15625 per year). Additionally, holders of depositary shares representing interests in our Series B Preferred Stock are entitled to receive, when and as declared by our Board, out of funds legally available for the payment of dividends, cumulative cash dividends at the rate of 8.375% of the $25,000 liquidation preference per share of Series B Preferred Stock ($25.00 per depositary share) per year (equivalent to $2,093.75 per year per share or $2.09375 per year per depositary share). The incurrence of indebtedness would result in increased fixed payment obligations and could also result in certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business.

Our organizational documents contain provisions that may prevent transactions that could be beneficial to our stockholders and may insulate our management from removal.

Our charter and by-laws:

●	require certain procedures to be followed and time periods to be met for any stockholder to propose matters to be considered at annual meetings of stockholders, including nominating directors for election at those meetings; and
●	authorize our Board to issue up to 1,000,000 shares of preferred stock without stockholder approval and to set the rights, preferences and other designations, including voting rights, of those shares as the Board may determine.

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

As a public company in the U.S., we are subject to the Sarbanes-Oxley Act. We have determined our disclosure controls and procedures and our internal control over financial reporting are effective. We can provide no assurance that we will, at all times, in the future be able to report that our disclosure controls and internal controls over financial reporting are effective.

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

Our net operating loss, or NOL, carryforwards could expire unused and/or be unavailable to offset future income tax liabilities. As of December 31, 2023, we had U.S. federal NOL carryforwards of $137.8 million, of which $13.6 million will begin to expire in 2036. Under the federal income tax law, federal NOLs incurred in taxable years beginning after December 31, 2017 may be carried forward indefinitely, but the deductibility of such federal NOLs is limited to 80% of current year taxable income. It is uncertain if and to what extent various states will conform to the federal tax law. In addition, Section 382 of the U.S. Internal Revenue Code of 1986, as amended (the “Code”), and corresponding provisions of state law, generally limit the ability of a corporation that undergoes an “ownership change” to utilize its NOL carry-forwards and certain other tax attributes against any taxable income in taxable periods after the ownership change. An “ownership change” is generally defined as a greater than 50% change, by value, in a corporation’s equity ownership over a three-year period.

Based on an analysis under Section 382 of Code, we experienced an ownership change in February 2017, that significantly limits the availability of our tax attributes to offset future income. To the extent that we do not utilize our carry forwards within the applicable statutory carry-forward periods, either because of Section 382 limitations or the lack of sufficient taxable income, the carry-forwards will also expire unused. As of December 31, 2023, we had $55.4 million in federal net operating loss carryforwards subject to an annual limitation of $0.9 million. Of this amount, $13.6 million will begin to expire in 2036, if not utilized.

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

Securities-related class action and stockholder derivative litigation has often been brought against companies, including many biotechnology companies, which experience volatility in the market price of their securities. This risk is especially relevant for us because biotechnology and biopharmaceutical companies often experience significant stock price volatility in connection with their product development programs, and could be increased as a result of our acquisitions of other companies, including our potential acquisition of Kinnate.

It is possible that suits will be filed, or allegations received from stockholders, naming us and/or our officers and directors as defendants. These potential lawsuits are subject to inherent uncertainties, and the actual defense and disposition costs will depend upon many unknown factors. The outcome of any such lawsuits is uncertain. We could be forced to expend significant time and resources in the defense of these suits, and we may not prevail. In addition, we may incur substantial legal fees and costs in connection with these lawsuits. Although we carry insurance to protect us from such claims, our insurance may not provide adequate coverage. It is possible that we could, in the future, incur judgments or enter into settlements of claims for monetary damages. A decision adverse to our interests on these actions could result in the payment of substantial damages, or possibly fines, increased insurance costs, and could have a material adverse effect on our cash flow, results of operations and financial position.

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

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 1C. CYBERSECURITY

Risk Management and Strategy

We evaluate our cybersecurity strategy annually, including our processes designed to assess, identify, and manage risks from potential unauthorized occurrences on or through our information technology systems that may result in adverse effects on the confidentiality, integrity, and availability of these systems and the data residing therein, within our overall enterprise risk management framework. Our cybersecurity strategy takes a multi-faceted approach, one which focuses on the following key areas: (i) the human element within the organization; (ii) perimeter security; (iii) network security; (iv) application security; (v) endpoint security; and (vi) data security. We use a wide array of processes, mechanisms, controls, technologies, systems, strategies and tools in each of these areas, including but not limited to: routine security awareness training, formal evaluations of third-party applications, password strength policies, antivirus software, firewalls, routine patch management, encryption software, data backups and data redundancies, email security software, multi-factor authentication tools, network security monitoring, and web vulnerability scanning.

We engage outside consultants on a regular basis to help us design internal controls and processes to address cybersecurity risks. We also leverage these outside consultants and other third parties, when appropriate, to implement appropriate processes, policies, and internal controls designed to help prevent, detect, and/or mitigate these cyberthreats.

In the last fiscal year, we have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected us, but we face certain ongoing cybersecurity threats that, if realized, are reasonably likely to materially affect us. These threats include but are not limited to: (i) ransomware and malware attacks; (ii) endpoint attacks; (iii) compromised business email and other social engineering threats; and (iv) vulnerabilities related to inadequate patch management. Our licensees, suppliers, contractors, and consultants also face similar cybersecurity risks, which could have an adverse impact on our business. Additional information on cybersecurity risks we face is discussed in Part I, Item 1A, “Risk Factors,” under the headings “If our information technology systems or data or those of our partners or contractors are compromised, our business could experience adverse consequences, including regulatory investigations or actions; litigation; fines and penalties; a disruption of our business operations; reputational harm; and loss of revenue or profits” and “Compliance with the stringent and changing obligations related to data privacy and security is an onerous and resource-intensive process. Our actual or perceived failure to comply with any data privacy or security obligations could lead to regulatory investigations or actions; litigation; fines and penalties; a disruption of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse business consequences.”

Governance

Our management, led by our Chief Executive Officer and the Senior Vice President, Finance and Chief Financial Officer, is responsible for assessing cybersecurity risks and for confirming we have an appropriate cybersecurity strategy to assess and manage those risks, including responding to attacks or breaches. Our Chief Executive Officer and the Senior Vice President, Finance and Chief Financial Officer each have experience in senior leadership roles in which they have been responsible for the entity’s enterprise risk management, including management of cybersecurity risks. The Chief Executive Officer and the Senior Vice President, Finance and Chief Financial Officer meet regularly with the individuals charged with the day-to-day IT operations and infrastructure, and at least quarterly to review and assess potential cybersecurity threats to determine whether any changes need to be made to our cybersecurity strategy. The Chief Executive Officer and the Senior Vice President, Finance and Chief Financial Officer sponsor periodic cybersecurity awareness training for all employees.

We also maintain an Incident Response Plan that sets forth a protocol in the event we are exposed to a cyber-attack or breach. The Incident Response Plan provides a framework for our response, including the appropriate communication and escalation channels.

The Board, as a whole and at the committee level, has oversight for the most significant risks facing us and for our processes to identify, prioritize, assess, manage, and mitigate those risks. The Audit Committee of the Board, which is comprised solely of independent directors, has been designated by our Board to oversee cybersecurity risks. Management provides regular updates to the Audit Committee of the Board regarding risk assessments, developing threats, and the current and planned cybersecurity strategy, and promptly provides notification of significant attacks or breaches as part of the Incident Response Plan.  The Board also receives updates from management and the Audit Committee on cybersecurity risks on at least an annual basis.

Item 2. PROPERTIES

We lease space for our corporate headquarters in Emeryville, California. As of December 31, 2023, we expect to incur incremental undiscounted costs of $0.5 million associated with our building lease until it expires in April 2029. We believe our facilities are adequate to meet our current requirements.

Item 3. LEGAL PROCEEDINGS

We are not currently engaged in any legal proceedings that, in the opinion of our management, if determined adversely to us, would individually or taken together, have a material adverse effect on our business, results of operations, financial position or cash flows. However, from time to time, we may become involved in litigation, arbitration or other proceedings relating to claims arising from the ordinary course of business.

We may become involved in material legal proceedings in the future, and the potential impact on us of any on-going proceeding which we do not currently believe to be material could become material. Such matters are subject to significant uncertainties, and there can be no assurance that any legal proceedings in which we are or may become involved will not have a material adverse effect on our business, results of operations, financial position or cash flows.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Registrant’s Common Equity

Our common stock trades on The Nasdaq Global Market (“Nasdaq”) under the symbol “XOMA.” On March 4, 2024, there were 188 stockholders of record of our common stock, one of which was Cede & Co., a nominee for Depository Trust Company (“DTC”). Shares of our common stock held by brokerage firms, banks and other financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC and are therefore considered to be held of record by Cede & Co., and we are unable to estimate the total number of stockholders represented by these record holders.

Dividend Policy

We have not paid dividends on our common stock and do not anticipate paying cash dividends on our common stock in the foreseeable future. Holders of shares of our Series A Preferred Stock are entitled to receive, when and as declared by our Board, out of funds legally available for the payment of dividends, cumulative cash dividends at the rate of 8.625% of the $25.00 liquidation preference per year (equivalent to $2.15625 per year per share) per year. Holders of our Series B Preferred Stock are entitled to receive, when and as declared by our Board, out of funds legally available for the payment of dividends, cumulative cash dividends at the rate of 8.375% of the $25,000 liquidation preference per year of Series B Preferred Stock ($25.00 per depositary share) per year (equivalent to $2,093.75 per year per share of Series B Preferred Stock or $2.09375 per year per depositary share).

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

Item 6. RESERVED

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

XOMA is a biotech royalty aggregator. We have a sizable portfolio of economic rights to future potential milestone and royalty payments associated with partnered commercial and pre-commercial therapeutic candidates. Our portfolio was built through the acquisition of rights to future milestones, royalties and commercial payments, since our royalty aggregator business model was implemented in 2017, combined with out-licensing our proprietary products and platforms from our legacy discovery and development business. Our royalty aggregator business is primarily focused on early to mid-stage clinical assets, primarily in Phase 1 and 2, with significant commercial sales potential that are licensed to large-cap partners. We also acquire milestone and royalty revenue streams on late-stage clinical assets and commercial assets that are designed to address unmet markets or have a therapeutic advantage, have long duration of market exclusivity, and are expected to deliver a financial return to us in a short timeframe. We expect most of our future revenue to be based on payments we may receive for milestones and royalties associated with these programs.

The generation of future revenues related to licenses, milestone payments, and royalties is dependent on the achievement of milestones or product sales by our existing licensees. We generated a net loss of $40.8 million and net cash used in operating activities was $18.2 million for the year ended December 31, 2023, and we had an accumulated deficit of $1.2 billion as of December 31, 2023. We generated a net loss of $17.1 million and net cash used in operating activities was $12.9 million for the year ended December 31, 2022.

Significant Business Developments

Kinnate Acquisition

On February 16, 2024, we entered into an agreement to acquire Kinnate for a base cash purchase price of $2.3352 per share and an additional cash payment amount of up to $0.2527 per share upon the closing of the merger plus a non-transferable contingent value right per share, representing the right to receive 85% of the net proceeds, if any, from any out license or sale of the Kinnate programs effected within one year of closing of the merger and 100% of the net proceeds, if any, from any out license or sale of certain Kinnate programs entered into prior to the closing of the merger.  We expect this acquisition to provide additional cash to our balance sheet and potentially add several programs to our portfolio. This merger is expected to close in April 2024.

Blue Owl Loan Agreement

On December 15, 2023, our wholly owned subsidiary, XRL, entered into the Blue Owl Loan Agreement, pursuant to which we borrowed $130.0 million.  We received a net cash amount of $119.6 million after the payment of $4.1 million in fees and lender expenses and $6.3 million that was deposited into reserve accounts to pay interest, administrative fees and XRL’s operating expenses. We also incurred $0.6 million in direct issuance costs related to the Blue Owl Loan Agreement. The Blue Owl Loan is secured by, and is expected to be repaid based upon, commercial payments from Roche’s VABYSMO, pursuant to the Affitech CPPA (see Note 8 to the consolidated financial statements). The carrying value of the short and long-term portion of the initial term loan was $5.5 million and $118.5 million, respectively as of December 31, 2023.

In connection with the Blue Owl Loan Agreement, we issued warrants to certain funds associated with Blue Owl to purchase (i) up to 40,000 shares of our common stock at an exercise price of $35.00 per share; (ii) up to 40,000 shares of our common stock at an exercise price of $42.50 per share; and (iii) up to 40,000 shares of our common stock at an exercise price of $50.00 per share (collectively, the “Blue Owl Warrants”) (see Note 12 to the consolidated financial statements).

Owen Hughes Appointed as Chief Executive Officer

On January 7, 2024, the Board appointed Owen Hughes as our Chief Executive Officer (principal executive officer) and Jack L. Wyszomierski as Chairman of the Board. Mr. Hughes previously served as our Executive Chairman and Interim Chief Executive Officer beginning on January 1, 2023. In connection with his appointment, Mr. Hughes will receive an annual base salary of $575,000 and will be eligible to receive an annual discretionary cash bonus with a target amount equal to 60% of his annual base salary upon the achievement of annual performance milestones to be established by the Board.

Stock Repurchase Program

In January 2024, our Board authorized our first stock repurchase program, which permits us to purchase up to $50.0 million of our common stock through January 2027. Under the program, we have discretion in determining the conditions under which shares may be purchased from time to time, including through transactions in the open market, in privately negotiated transactions, under plans compliant with Rule 10b5-1 under the Exchange Act, as part of accelerated share repurchases or by other means in accordance with applicable laws. The manner, number, price, structure, and timing of the repurchases, if any, will be determined at our sole discretion and repurchases, if any, depend on a variety of factors, including legal requirements, price and economic and market conditions, royalty and milestone acquisition opportunities, and other factors. The repurchase authorization does not obligate us to acquire any particular amount of our common stock. The Board may suspend, modify, or terminate the stock repurchase program at any time without prior notice. As of March 4, 2024, we have purchased 660 shares of common stock pursuant to this stock repurchase program.

Portfolio Updates – Royalty and Commercial Payment Purchase Agreements

Talphera Commercial Payment Purchase Agreement

In January 2024, we acquired an economic interest in DSUVIA from Talphera, for $8.0 million. DSUVIA was approved in 2018 by the FDA for use in adults in certified medically supervised healthcare settings. In April 2023, Talphera divested DSUVIA to Alora Pharmaceuticals for an upfront payment, a 15% royalty on commercial net sales, a 75% royalty on net sales to the DoD, and up to $116.5 million in milestone payments. Under the terms of the agreement, we are entitled to receive 100% of all royalties and milestones related to DSUVIA sales until we receive $20.0 million. Once we receive $20.0 million, the 75% royalties generated from DoD purchases and the remaining $116.5 million in potential milestone payments due from Alora will be shared equally between us and Talphera. We will fully retain the 15% royalty associated with DSUVIA commercial sales.

LadRx Agreements

In June 2023, we entered into the LadRx AAA pursuant to the which we acquired from LadRx all of its rights, title and interests related to arimoclomol under the Zevra RPA. We also entered into the LadRx RPA, pursuant to which we acquired the right to receive all of the future royalties, regulatory and commercial milestone payments as well as other related payments due to LadRx from ImmunityBio related to aldoxorubicin under the ImmunityBio License Agreement. The purchased rights related to arimoclomol include potential regulatory and commercial milestone payments of up to $52.5 million (net of certain payment obligations of up to $9.5 million based on a portion of the regulatory and commercial milestone payments) and potential royalty payments in low single-digit percentages of aggregate net sales associated with arimoclomol. The purchased payments related to aldoxorubicin include potential regulatory and commercial milestone payments of up to $342.7 million and royalty payments on aggregate net sales of aldoxorubicin in the low to mid-teens for sales of orphan indications and mid to high single-digit percentages for sales of other licensed products. Upon closing of the LadRx Agreements, we paid LadRx an upfront payment of $5.0 million.

In January 2024, Zevra announced the FDA accepted its NDA resubmission for arimoclomol, and pursuant to the LadRx RPA, we paid LadRx a $1.0 million milestone payment in January 2024. We may pay up to an additional $1.0 million commercial milestone related to arimoclomol and an additional $4.0 million regulatory milestone related to aldoxorubicin.

Viracta Royalty Purchase Agreement

In October 2023, we earned a $5.0 million milestone payment related to the FDA’s acceptance of Day One Biopharmaceuticals’ NDA for tovorafenib as a monotherapy in relapsed or progressive pediatric low-grade glioma.

Affitech Commercial Payment Purchase Agreement

Pursuant to our Affitech CPPA, we are eligible to receive commercial payments from Roche consisting of 0.5% of net sales of VABYSMO for a ten-year period following the first commercial sale in each applicable jurisdiction. In 2022, VABYSMO was approved by the FDA and the EMA for the treatment of wet, or neovascular, age-related macular degeneration and diabetic macular edema. In October 2023, the FDA approved VABYSMO for the treatment of retinal vein occlusion.

Payments are due from Roche within 60 days of December 31 and June 30 of each year.  In 2023 and 2022, we received commercial payments totaling $7.3 million and $0.5 million, respectively, and in February 2024, we received $7.4 million. Based on net sales of VABYSMO in 2023, we paid Affitech sales milestones totaling $6.0 million in March 2024, and we may pay up to an additional $6.0 million in milestones based on the achievement of certain sales thresholds in future periods.

Aptevo Commercial Payment Purchase Agreement

In March 2023, we entered into the Aptevo CPPA, pursuant to which we acquired the full commercial payment stream and a portion of the milestone rights to IXINITY, which is marketed by Medexus for the control and prevention of bleeding episodes and postoperative management in people with Hemophilia B. We are eligible to receive a mid-single digit percentage payment stream on all IXINITY sales from January 1, 2023 until the first quarter of 2035, and also expect to be entitled to receive milestone payments. Under the terms of the Aptevo CPPA, in 2023 we paid Aptevo a $9.6 million upfront payment plus a $50,000 one-time payment when the first commercial payment exceeded $0.5 million. In 2023, we received $1.7 million in commercial payments pursuant to this agreement.

ObsEva IP Acquisition Agreement

In October 2023, Organon notified us of its intent to terminate the Organon License Agreement effective as of January 21, 2024, which we assumed pursuant to the ObsEva IP Acquisition Agreement dated November 21, 2022. We were not entitled to any milestone payments with respect to any milestone achieved by Organon following the termination date. We evaluated the related intangible asset balance for impairment in the fourth quarter of 2023 and recorded an impairment charge of $14.2 million as of December 31, 2023 (see note 4 to the consolidated financial statements).

Bioasis Royalty Purchase Agreement

In June 2023, Bioasis announced the suspension of all of its operations and the termination of the research collaboration and license agreement between Bioasis and Chiesi. We do not expect to receive any milestone, royalty or other payments under the Biosis RPA or Second Bioasis RPA and accordingly, we recorded an impairment charge of $1.6 million in the second quarter of 2023.

Portfolio Updates - License and Collaboration Agreements

In April 2023, we earned a $0.5 million milestone payment from Janssen, upon dosing of the first patient in a Phase 3 clinical trial evaluating one of Janssen’s biologic assets. In addition, during 2023, we also earned $1.0 million in milestone payments for five additional milestones related to IND filings, pursuant to our agreement with Janssen.

Critical Accounting Estimates

The preparation of financial statements in accordance with GAAP requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. We routinely evaluate our estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying values of assets and liabilities and the reported amounts of revenues and expenses that are not readily apparent from other sources. Actual results may differ from those estimates under different assumptions and conditions.

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

Purchase of Rights to Future Milestones, Royalties and Commercial Payments

We have purchased rights to receive a portion of certain future developmental, regulatory and commercial sales milestone payments, royalties and option fees on sales of products currently in clinical development or recently commercialized. We acquire such rights from various entities and record the amount paid for these rights as long-term royalty receivables. We have accounted for the purchased rights as a financial asset in accordance with ASC 310 (see Note 5 to the consolidated financial statements).

Receivables

We account for milestone and royalty rights related to developmental pipeline or recently commercialized products on a non-accrual basis using the cost recovery method. Except for VABYSMO and IXINITY, our other developmental pipeline products are non-commercialized, non-approved products that require FDA or other regulatory approval, and thus have uncertain cash flows. VABYSMO received FDA approval in January 2022, was approved by Japan’s Ministry of Health, Labour, and Welfare in March 2022, and was approved by the EU’s EC in September 2022. In October 2023, the FDA approved VABYSMO for the treatment of retinal vein occlusion. As of December 31, 2023, these recently commercialized products have not yet established a reliable sales pattern under the respective royalty term. The carrying balances of receivables for VABYSMO and IXINITY are classified as current receivables based on whether payments to be received in the near term are presumed to become probable and reasonably estimable. Under the cost recovery method, any milestone, royalty, or other payment received is recorded as a direct reduction of the recorded receivable balance. When the recorded receivable balance has been fully collected, any additional amounts collected will be recognized as revenue.

Contingent Payments

We may be obligated to make contingent payments related to certain product development milestones, fees upon exercise of options related to future licensed products and sales-based milestones. The contingent payments are evaluated to determine if they are freestanding instruments or embedded derivatives. If the contingent payments fall within the scope of ASC 815, the contingent payments are measured at fair value at the inception of the arrangement, and subject to remeasurement to fair value during each reporting period. Any changes in the estimated fair value are recorded in the consolidated statements of operations and comprehensive loss. Contingent consideration payments that do not fall within the scope of ASC 815 are recognized when the amount is probable and estimable according to ASC 450.

Allowance for Current Expected Credit Losses

We review our allowance for current expected credit losses for impairment on a quarterly basis based on updates from our partners, press releases and public information on clinical trials. If we determine an impairment is necessary, the impairment recorded will be based on an estimate of discounted future cash flows, which will rely on assumptions including probability of technical success and discount rate. Changes to these assumptions could have a material impact on our financial statements. In June 2023, Bioasis announced the suspension of all its operations and the termination of the research collaboration and license agreement between Bioasis and Chiesi and, as a result, we recorded an impairment charge of $1.6 million (see Note 5 to the consolidated financial statements).

Intangible Assets

Our intangible assets consist of IP acquired in the ObsEva IP Acquisition Agreement in 2022. We review our intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparison of the carrying amount of an asset group to the future net undiscounted cash flows that the assets are expected to generate. If the carrying amount of an asset group exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset group exceeds the fair value of the asset group. In October 2023, Organon notified us of its intent to terminate the Organon License Agreement effective as of January 21, 2024, which we assumed pursuant to the ObsEva IP Acquisition Agreement. As such, in the fourth quarter of 2023 we recorded an impairment charge of $14.2 million (see Note 4 to the consolidated financial statements).

Stock-Based Compensation

Stock-based compensation expense for stock options and other stock awards is estimated at the grant date based on the award’s fair value-based measurement. The valuation of stock-based compensation awards is determined on the date of grant using the Black-Scholes Model. This model requires highly complex and subjective inputs, such as the expected term of the option and expected volatility. These inputs are subjective and generally require significant analysis and judgment to develop. Our current estimate of volatility is based on the historical volatility of our stock price. To the extent volatility in our stock price increases in the future, our estimates of the fair value of options granted in the future could increase, thereby increasing stock-based compensation expense recognized in future periods. To establish an estimate of expected term, we consider the vesting period and contractual period of the award and our historical experience of stock option exercises, post-vesting cancellations and volatility. The risk-free rate is based on the yield available on U.S. Treasury zero-coupon issues. Forfeitures are recognized as they occur.

The grant date fair values of PSUs with market conditions are determined using the Monte Carlo valuation model. This model requires highly complex and subjective inputs, such as probability estimates. We record compensation expense for PSUs based on graded expense attribution over the requisite service periods.

We review our valuation assumptions quarterly and update our valuation assumptions used to value stock-based awards granted in future periods utilizing then-current data. In future periods, as additional empirical evidence regarding input estimates becomes available, we may change or refine our approach of deriving these input estimates. These changes could impact our fair value-based measurement of stock options granted in the future. Changes in the fair value-based measurement of stock awards could materially impact our operating results.

Results of Operations

Revenues

Total revenues for the years ended December 31, 2023 and 2022, were as follows (in thousands):

	Year Ended
	December 31,
	2023	2022	Change
Revenue from contracts with customers	$2,650	$4,150	$(1,500)
Revenue recognized under units-of-revenue method	2,108	1,877	231
Total revenues	$4,758	$6,027	$(1,269)

Revenue from Contracts with Customers

Revenue from contracts with customers includes upfront fees, annual license fees and milestone payments related to the out-licensing of our legacy product candidates and technologies. Revenue from contracts with customers for the year ended December 31, 2023 primarily included milestone payments of $1.5 million and $1.0 million pursuant to the license agreements with Janssen and an undisclosed licensee, respectively. Revenue from contracts with customers for the year ended December 31, 2022 primarily included milestone payments of $2.0 million pursuant to our Rezolute License Agreement, $0.8 million pursuant to the Takeda Collaboration Agreement, $0.8 million pursuant to our license agreement with an undisclosed licensee  and $0.5 million pursuant to our Sonnet Collaboration Agreement.

Revenue Recognized under Units-of-Revenue Method

Revenue recognized under the units-of-revenue method includes the amortization of unearned revenue from the sale of royalty interests to HCRP in 2016. The increase for the year ended December 31, 2023 compared with the year ended December 31, 2022 was due to increased sales of products underlying the agreements with HCRP.

R&D Expenses

R&D expense was $0.1 million for the year ended December 31, 2023, which was consistent with $0.2 million for the year ended December 31, 2022. We expect our R&D expenses to increase in 2024 related to our acquisition of Kinnate.

G&A Expenses

G&A expenses include salaries and related personnel costs, professional fees, and facilities costs. For the year ended December 31, 2023, G&A expenses were $25.6 million compared with $23.2 million for the year ended December 31, 2022. The increase of $2.4 million was primarily due to a $5.5 million increase in stock-based compensation, partially offset by a $2.1 million decrease in consulting and legal expenses and a $0.9 million decrease in salaries and related expenses. We expect G&A expenses to increase in 2024 due to the appointment of Mr. Hughes as our full-time Chief Executive Officer in January 2024.  We expect G&A expenses to further increase due to an anticipated increase in activity related to our evaluation of potential royalty acquisitions.

Impairment Charges

Impairment charges of $15.8 million for the year ended December 31, 2023 consisted of the impairment recorded related to our Bioasis RPAs of $1.6 million in the second quarter of 2023 and the impairment of our ObsEva intangible asset of $14.2 million in the fourth quarter of 2023.

Arbitration Settlement Costs

Arbitration settlement costs of $4.1 million for the year ended December 31, 2023 consisted of the costs incurred related to the settlement of an arbitration proceeding with one of our licensees in the first quarter of 2023.

Other Income (Expense)

Interest Expense

The accretion of debt discount and debt issuance costs is included in interest expense. Interest expense is shown below for the years ended December 31, 2023 and 2022 (in thousands):

	Year Ended
	December 31,
	2023	2022	Change
Accrued interest expense	$535	$—	$535
Accretion of debt discount and debt issuance costs	34	—	34
Total interest expense	$569	$—	$569

For the periods presented, we had no debt outstanding or interest expense incurred until we executed the Blue Owl Loan Agreement on December 15, 2023.  The $0.6 million interest expense reported for the year ended December

31, 2023, represents interest incurred on the Blue Owl Loan since its inception. Interest expense is expected to increase in future years so long as the Blue Owl Loan remains outstanding.

Other Income (Expense), Net

The following table shows our activity in other income (expense), net for the years ended December 31, 2023 and 2022 (in thousands):

	Year Ended
	December 31,
	2023	2022	Change
Other income (expense), net
Investment income	$1,685	$694	$991
Change in fair value of equity securities	(174)	(439)	265
Change in fair value of contingent consideration	75	—	75
Other	—	40	(40)
Total other income (expense), net	$1,586	$295	$1,291

Investment income increased by $1.0 million for the year ended December 31, 2023 compared with the year ended December 31, 2022 due to higher market interest rates. For the years ended December 31, 2023 and 2022, the change in fair value of equity securities was due to the change in market price of shares of Rezolute’s common stock.  For the year ended December 31, 2023, the change in fair value of contingent consideration was due to the reduction in the fair value of the $75,000 contingent consideration to zero related to the Bioasis RPA (see Note 5 to the consolidated financial statements).

Provision for Income Taxes

We recorded no income tax provision for the year ended December 31, 2023 and an income tax benefit of $15,000 for the year ended December 31, 2022. We continue to maintain a full valuation allowance against our remaining net deferred tax assets. We had a total of $5.9 million of gross unrecognized tax benefits, none of which would impact our effective tax rate to the extent that we continue to maintain a full valuation allowance against our deferred tax assets. We do not expect our unrecognized tax benefits to change significantly over the next twelve months.

Liquidity and Capital Resources

The following table summarizes our unrestricted cash and cash equivalents, our working capital and our cash flow activities as of and for each of the periods presented (in thousands):

	Year Ended
	December 31,
	2023	2022	Change
Unrestricted cash and cash equivalents	$153,290	$57,826	$95,464
Working capital	$149,814	$54,435	$95,379

	Year Ended
	December 31,
	2023	2022	Change
Net cash used in operating activities	$(18,158)	$(12,879)	$(5,279)
Net cash used in investing activities	(711)	(20,221)	19,510
Net provided by (used in) financing activities	120,593	(4,451)	125,044
Net increase (decrease) in cash, cash equivalents and restricted cash	$101,724	$(37,551)	$139,275

Net cash used in operating activities for the year ended December 31, 2023 was $18.2 million and primarily included our operating expenses of $46.6 million partially offset by non-cash expenses of $26.2 million, which primarily included stock-based compensation of $9.1 million and impairment charges of $15.8 million, a $1.5 million milestone payment received from Janssen and a $1.0 million milestone payment received from an undisclosed licensee. Net cash used in operating activities for the year ended December 31, 2022 was $12.9 million and primarily included our operating expenses of $23.4 million, partially offset by non-cash expenses of $4.4 million, which primarily included stock-based compensation of $3.6 million, partially offset by a $2.0 million milestone payment received from Rezolute, a $0.8 million milestone payment received from Takeda and a $0.8 million milestone payment received from an undisclosed licensee.

Net cash used in investing activities for the year ended December 31, 2023 was $0.7 million, and primarily included a $9.6 million payment to Aptevo for the acquisition of payment rights pursuant to the Aptevo CPPA in March 2023 and a $5.0 million payment to LadRx for the acquisition of payment rights pursuant to the LadRx Agreements in June 2023, partially offset by $7.3 million in commercial payments from sales of VABYSMO, $1.7 million in commercial payments from sales attributable to IXINITY and $5.0 million in milestone payments pursuant to the Viracta RPA. Net cash used in investing activities for the year ended December 31, 2022 was $20.2 million, and primarily included $15.2 million paid for the IP acquired pursuant to the ObsEva IP Acquisition Agreement in November 2022 and $8.0 million of regulatory milestone payments pursuant to the Affitech CPPA, partially offset by a $2.5 million milestone payment received from Kuros in July 2022 and a $0.5 million commercial payment received from Roche in August 2022.

Net cash provided by financing activities for the year ended December 31, 2023 was $120.6 million and primarily included net proceeds of $125.7 million after the payment of $4.3 million of debt issuance costs and fees paid related to the Blue Owl Loan, partially offset by a payment of dividends of $5.5 million on our Series A and Series B Preferred Stock. Net cash used in financing activities for the year ended December 31, 2022 was $4.5 million and primarily included dividends on our Series A and Series B Preferred Stock of $5.5 million, partially offset by the receipt of net cash provided from the exercise of stock options after related tax payments of $1.0 million.

Capital Resources

We have incurred significant operating losses since our inception and as of December 31, 2023, we had an accumulated deficit of $1.2 billion. As of December 31, 2023, we had $153.3 million in unrestricted cash and cash equivalents and $6.3 in restricted cash. Based on our current cash balance and our planned discretionary spending, such as royalty acquisitions, we believe that our current financial resources are sufficient to fund our planned operations, commitments, and contractual obligations for a period of at least one year following the filing date of this report.

We have primarily financed our operations and acquisitions through debt facilities, the issuance of our common stock, Series A and Series B Preferred Stock, and amounts received as milestone payments under our license agreements. In December 2023, XRL entered into the Blue Owl Loan Agreement (see further details below in “Long-Term Debt”). We intend to use the net cash received from the Blue Owl Loan, together with our existing capital resources, to fund our ongoing company operations, to repurchase common stock and for working capital and other general corporate purposes.

The generation of future revenues related to licenses, milestone payments, and royalties is dependent on the achievement of milestones or product sales by our existing licensees. Milestone payments earned in the years ended December 31, 2022 and 2023 are not indicative of anticipated milestone payments in future periods. We may seek additional capital through our 2018 Common Stock ATM Agreement or our 2021 Series B Preferred Stock ATM Agreement (see Note 12 to the consolidated financial statements), or through other public or private debt or equity transactions. Our ability to raise additional capital in the equity and debt markets, should we choose to do so, is dependent on a number of factors, including, but not limited to, the market demand for our common and preferred stock, which are subject to a number of development and business risks and uncertainties, our creditworthiness and whether were are able to raise such additional capital at a price or on terms that are favorable to us, if at all. If we are unable to raise additional funds when we need them, our business and operations may be adversely affected.

Material Cash Requirements

Our material cash requirements in the short and long term consist of the following:

Operating expenditures: Our primary uses of cash and our operating expenses include employee and related costs, consultant fees to support our administrative and business development efforts, legal and accounting fees, insurance costs and costs associated with our investor relations and IT services. Our planned spending includes increased personnel-related costs associated with the appointment of Mr. Hughes to Chief Executive Officer in a full-time capacity.

To support our royalty aggregator business model, we engage third parties to assist in the evaluation of potential acquisitions of milestone payments and royalty streams. Additional operating expenses, including consulting and legal costs, may increase in 2024 in response to an anticipated increase in the volume of acquisition targets evaluated or completed.

In June 2023 we entered into a lease for our headquarters in Emeryville, California. The lease commenced in November 2023 and has a term of 65 months. As of December 31, 2023, we expect to incur incremental undiscounted costs of $0.5 million associated with our building lease.

Long-Term Debt: Under the Blue Owl Loan Agreement, the outstanding principal balance will bear interest at an annual rate of 9.875%.  XRL is expected to make payments of interest under the Blue Owl Loan Agreement semi-annually, beginning in March 2024 using the royalties received on worldwide net sales of VABYSMO, pursuant to the Affitech CPPA. On each interest payment date, any shortfall in interest payment will be paid from the interest reserve, any uncured shortfall in interest payment that exceeds the interest reserve will increase the outstanding principal amount of the loan, and any royalty payments in excess of accrued interest on the loan will be used to repay the principal of the loan until the balance is fully repaid. As of December 31, 2023, XRL held restricted cash of $6.3 million in reserve accounts that may only be used to pay interest and administrative fees and XRL’s operating expenses pursuant to the Blue Owl Loan Agreement. As of December 31, 2023, the current and non-current portion of the initial term loan was $5.5 million and $118.5 million, respectively, and $0.2 million and $6.1 million of the restricted cash is classified as current and non-current, respectively.

RPAs, AAAs and CPPAs: A significant component of our business model is to acquire rights to potential future milestone payments and royalty payment streams. We expect to continue deploying capital toward these acquisitions in the near and long term.

We have potential contingent consideration of $7.0 million recorded on our consolidated balance sheets as of December 31, 2023, which consists of $6.0 million for sales milestones due under our agreement with Affitech and $1.0 million for a milestone payment due under our agreement with LadRx. We have up to an additional $6.0 million and $5.0 million in milestone payments that may become due under the Affitech CPPA and LadRx Agreement, respectively.

In addition, we have potential sales-based milestone payments that may become due under our agreements with Aronora and Kuros. All of these milestones and royalty payments represent a portion of the funds we may receive in the future pursuant to these agreements, and therefore we expect these payments to be fully funded by the related royalty or commercial payment receipts.

Collaborative Agreements, Royalties and Milestone Payments: We may need to make potential future milestone payments and pay legal fees to third parties as part of our licensing and development programs. Payments under these agreements become due and payable only upon the achievement of certain developmental, regulatory and commercial milestones by our licensees. Because it is uncertain if and when these milestones will be achieved, such contingencies, aggregating up to $6.3 million (assuming one product per contract meets all milestone events) have not been recorded on our consolidated balance sheet as of December 31, 2023. We are unable to determine precisely when and if our payment obligations under the agreements will become due as these obligations are based on milestone events, the achievement of which is subject to a significant number of risks and uncertainties. We expect all payments due to be funded by a portion of the related milestone or royalty revenue we receive or we expect these payments to be reimbursed by our licensees.

Dividends: Holders of our Series A Preferred Stock are entitled to receive, when and as declared by our Board, cumulative cash dividends at the rate of 8.625% of the $25.00 liquidation preference per year (equivalent to $2.15625 per share of Series A Preferred Stock per year). Holders of Series B Depositary Shares are entitled to receive, when and as declared by our Board, cumulative cash dividends at the rate of 8.375% of the $25,000 liquidation preference per share of Series B Preferred Stock ($25.00 per depositary share) per year, which is equivalent to $2,093.75 per year per share of

Series B Preferred Stock ($2.09375 per year per depositary share). Dividends on the Series A and Series B Preferred Stock are payable in arrears on or about the 15th day of January, April, July and October of each year. Since original issuance, all dividends have been paid as scheduled. We expect to continue making these dividend payments as scheduled using our existing capital resources.

Recent Accounting Pronouncements

See Note 2 to the consolidated financial statements for information regarding new accounting pronouncements.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

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

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer (our principal executive officer) and our Senior Vice President, Finance and Chief Financial Officer (our principal financial and accounting officer), we conducted an evaluation of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this report. Our disclosure controls and procedures are intended to help ensure that the information we are required to disclose in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Senior Vice President, Finance and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. Based on this evaluation, our Chief Executive Officer and our Senior Vice President, Finance and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Management’s Report on Internal Control over Financial Reporting

Management, including our Chief Executive Officer and our Senior Vice President, Finance and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). The Company’s internal control system was designed to provide reasonable assurance to our management and Board regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the U.S.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013 Framework). Based on this assessment, management concluded that, as of December 31, 2023, our internal control over financial reporting was effective.

This Annual Report does not include an attestation report from our registered public accounting firm regarding our internal control over financial reporting due to an exemption for “non-accelerated filers.”

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. OTHER INFORMATION

(b) Trading Plans

During the fiscal quarter ended December 31, 2023, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (in each case, as defined in Item 408(a) of Regulation S-K).

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

Our Board currently consists of seven members. The following is a brief biography of each member of our Board. There are no family relationships among any of our directors or executive officers.

Name	Title	Age
Owen Hughes	Chief Executive Officer	49
Jack L. Wyszomierski	Chairman of the Board	68
Heather L. Franklin	Director	58
Natasha Hernday	Director	52
Barbara Kosacz	Director	66
Joseph M. Limber	Director	71
Matthew Perry	Director	51

Owen Hughes was appointed full-time Chief Executive Officer in January 2024 after serving as our Executive Chairman of the Board and Interim Chief Executive Officer since January 2023. Mr. Hughes has served as the Chief Executive Officer of Sail Bio, Inc., a private biotechnology company focused on addressing toxic proteinopathies, since February 2022 and served as the Chief Executive Officer and co-founder of Cullinan Oncology, Inc., a publicly-traded oncology company, from September 2017 to October 2021. Previously, Mr. Hughes served as the Chief Business Officer and Head of Corporate Development at Intarcia Therapeutics, Inc., a biotechnology company focused on type II diabetes, from February 2013 to August 2017. Prior to his operating roles, Mr. Hughes spent 16 years on Wall Street in various capacities, including roles at Brookside Capital, an operating division of Bain Capital and Pyramis Global Advisors, a Fidelity Investments Company. Mr. Hughes has served on the Board of Ikena Oncology, Inc., a publicly-traded oncology company, since December 2022 and as a member of the Board of Directors of C4 Therapeutics since December 2023. Mr. Hughes served on the Board of Radius Health, Inc., a publicly-traded biopharmaceutical company, from April 2013 to August 2022 until its sale to Gurnet Point Capital and Patient Square Capital; Translate Bio, Inc., a messenger RNA therapeutics company, from July 2016 until its acquisition by Sanofi in September 2021; and FS Development Corp. II, a special purpose acquisition company sponsored by Foresite Capital, from February 2021 to December 2021. Mr. Hughes received a B.A. in History from Dartmouth College. Mr. Hughes has significant experience with biopharmaceutical companies and brings the unique perspective of the Chief Executive Officer of the Company to the Board.

Heather L. Franklin has been a director since August 2021. Ms. Franklin has over 30 years of broad biotechnology expertise. She founded Blaze Bioscience, Inc. in 2011 and has led the company from its infancy to becoming a late clinical stage company. She has served as its Executive Board Chair since January 2024 and served as its President and Chief Executive Officer from 2011 through 2023. Prior to establishing Blaze, Ms. Franklin spent 10 years at ZymoGenetics in positions of increasing responsibility, ultimately serving as senior vice president, business development.  She was a member of the executive management team and was responsible for business development including structuring and negotiating in- and out-licenses and collaboration agreements for products at all stages of development from research through commercial.  Her other responsibilities included alliance management, strategic planning, portfolio management and pipeline marketing. Earlier in her career, she held roles in program management at Amgen and Targeted Genetics. Ms. Franklin received her M.B.A. from The Wharton School of the University of Pennsylvania, her M.S. from the University of Washington and her B.S. from University of North Carolina at Chapel Hill. Ms. Franklin brings to the Board extensive executive management experience including early to late-stage licensing expertise and financial oversight in the biotechnology industry.

Natasha Hernday has been a director since July 2020. Ms. Hernday was the Chief Business Officer and a member of the Executive Committee for the publicly traded biotechnology company Seagen, Inc., where she worked from 2011 to 2023.  She helped execute the sale of Seagen to Pfizer in 2023 and was a member of the executive integration planning team to merge the two oncology businesses. From 1994 through 2010, after starting her career in molecular and mammalian cell biology, Ms. Hernday served in various roles of increasing responsibility at Amgen Inc., including as Director, Mergers & Acquisitions and as Director, Out-Partnering. She serves on the Board for Alpine Immune Sciences, Inc. and on the Knight Campus External Advisory Board for the University of Oregon. Ms. Hernday previously served on the Board of PDL BioPharma, Inc. Ms. Hernday received her BA in microbiology from the University of California at Santa Barbara and M.B.A. from Pepperdine University. Ms. Hernday brings to the Board extensive experience in advising biotechnology companies on matters of leadership, corporate strategy, collaborations and acquisition.

Barbara Kosacz has been a director since January 2019. From July 2020 until February 2024, Ms. Kosacz served as Chief Operating Officer and General Counsel of Kronos Bio, Inc., where she continues as a strategic advisor.  Ms. Kosacz was previously a partner at Cooley LLP since 2002, where she currently serves as a Senior Counsel, and has more than 25 years of experience in counseling clients in the life sciences arena, ranging from early-stage startups to larger public companies, venture funds, investment banks and non-profit institutions. She serves on the Board of Directors of Athira Pharma, Inc., where she serves as Chair of the compensation committee, and has also served on the Board of Directors of Phoenix Biotech Acquisition Corp., Locus Walk Acquisition Corp., and Arsenal Biosciences, Inc.  She also has served as a member of the BIO Emerging Companies’ Section Governing Board, the Board of Trustees of the Keck Graduate Institute, and the advisory board of Locust Walk Partners.  Ms. Kosacz has been a speaker at multiple life sciences-related conferences, as well as guest lecturer at the University of California, Berkeley School of Law, Stanford University, the University of Pennsylvania and Columbia University on biotechnology law, biotech business models, corporate partnering negotiations and deal structures and bioethics. Recognized by Best Lawyers in America since 2008, Ms. Kosacz and was listed as a “leading lawyer” for healthcare and life sciences in the 2018 Legal 500, as a “Band 1” attorney in the 2018 edition of Chambers USA: America’s Leading Lawyers for Business and recognized as a “highly recommended transactions” lawyer by IAM Patent 1000 for her “nearly three decades advising diverse companies in the industry at a deeply strategic and commercial level and overseeing their most complex and profitable deals.” She received her Juris Doctor degree from the University of California, Berkeley School of Law, and her bachelor’s degree from Stanford University. Ms. Kosacz brings extensive experience in structuring and negotiating strategic combinations and business development  transactions and advising biotechnology companies to the Board.

Joseph M. Limber has been a director since December 2012. Mr. Limber currently serves as President and Chief Executive Officer and a member of the Board of Secura Bio, Inc., a position he has held since February 2019. Prior to that, Mr. Limber served as President and Chief Executive Officer of Genoptix, Inc. from March 2017 through December 2018. Mr. Limber served as Executive Chairman of ImaginAb from January 2016 through November 2017. Mr. Limber served as President and Chief Executive Officer of Gradalis, Inc. from July 2013 through April 2015. Mr. Limber served as President and Chief Executive Officer of Prometheus Laboratories Inc., a subsidiary of Nestlé Health Science, from December 2003 through April 2013 and as a member of its Board from January 2004 through April 2013. From January 2003 to July 2003, Mr. Limber was a consultant and interim Chief Executive Officer for Deltagen, Inc., a provider of drug discovery tools and services to the biopharmaceutical industry. From April 1998 to December 2002, Mr. Limber was the President and Chief Executive Officer of ACLARA BioSciences, Inc. (now Monogram Biosciences, Inc.), a developer of assay technologies and lab-on-a-chip systems for life science research. From 1996 to 1998, he was the President and Chief Operating Officer of Praecis Pharmaceuticals, Inc. (acquired by GlaxoSmithKline plc), a biotechnology company focused on the discovery and development of pharmaceutical products. Prior to Praecis, Mr. Limber served as Executive Vice President of SEQUUS Pharmaceuticals, Inc. (acquired by Alza Corporation and now part of the Johnson & Johnson family of companies). He also held management positions in marketing and sales with Syntex Corporation (now F. Hoffmann-La Roche Ltd.) and with Ciba-Geigy Corporation (now Novartis AG). Mr. Limber holds a B.A. from Duquesne University. Mr. Limber brings to the Board his experience in successfully developing markets for specialty pharmaceutical products and managing the critical transition from research organization to commercial entity.

Matthew Perry has been a director since February 2017. Mr. Perry was the President of Biotechnology Value Fund Partners L.P. (“BVF”) and portfolio manager for the underlying funds managed by the firm. BVF Partners is a private investment partnership that has focused on small-cap, value-oriented investment opportunities for more than 20 years. Mr. Perry joined BVF Partners in December 1996 and has been a successful lead investor in dozens of transactions. He has positively influenced corporate direction for numerous biotechnology companies during the course of his career. In January 2016, Mr. Perry was named to CTI BioPharma Corp.’s Board and was a member of its Compensation Committee until the company was sold in June 2023.. Mr. Perry is also a co-founder and director of Nordic Biotech Advisors ApS, a venture capital firm based in Copenhagen, Denmark. He holds a B.S. degree from the Biology Department at the College of William and Mary. Mr. Perry brings extensive management consulting experience and experience investing in biotechnology companies to the Board.

Jack L. Wyszomierski has been a director since August 2010 and was appointed Chairman of the Board in January 2024. From 2004 until his retirement in 2009, Mr. Wyszomierski was Executive Vice President and Chief Financial Officer of VWR International, LLC, a global laboratory supply, equipment and distribution business that serves the world’s pharmaceutical and biotechnology companies, as well as industrial and governmental organizations. At Schering-Plough, a global health care company which had worldwide sales of over $8 billion in 2004, Mr. Wyszomierski held positions of increasing responsibility from 1982 to 2004 culminating in his appointment as Executive Vice President and Chief Financial Officer. Mr. Wyszomierski also serves on the Board of Athersys, Inc., Exelixis, Inc. and SiteOne Landscape Supply, Inc., and served on the Board of Unigene Laboratories, Inc. from 2012 to 2013. He holds an M.S. in Industrial Administration and a B.S. in Administration, Management Science and Economics from Carnegie Mellon University. Mr. Wyszomierski brings his considerable financial expertise to the Board, the Audit Committee and the Compensation Committee.

Executive Officers

Biographical and other information regarding our executive officers is set forth below. For Mr. Hughes’ biographical information, see “Directors” above.

Thomas Burns, age 50, has been our Senior Vice President, Finance and Chief Financial Officer since March 2017. He joined the Company in August 2006 and since then has held various senior finance and accounting roles. Mr. Burns has over 25 years of experience in accounting and finance in both biotechnology and high-technology companies. Prior to his employment with the Company, he held multiple senior financial management positions at high-technology companies including Mattson Technology, IntruVert Networks (acquired by McAfee), Niku Corporation (acquired by Computer Associates) and Conner Technology. Mr. Burns received his M.B.A. from Golden Gate University and his Bachelor’s degree from Santa Clara University.

Bradley Sitko, age 43, has been our Chief Investment Officer since January 2023. Mr. Sitko served as Managing Director, Strategic Finance, at RTW Investments, LP, a global, full life-cycle investment firm in the biopharmaceutical and medical technology sectors from November 2019 to January 2023 where he led the royalty monetization, structured finance and alternatives efforts of the firm. He also served as a member of the Board of such firm’s Irish collective asset-management vehicle (ICAV), RTW Investments ICAV. During that same time, he was Chief Financial Officer of Ji Xing Pharmaceuticals Limited, a Shanghai-based biopharmaceutical company, incubated by RTW Investments, LP with responsibilities involving company formation, scaling operations, fundraising, and in-licensing of biotech assets. From March 2015 to November 2019, Mr. Sitko served as Vice President, Finance, Operations and Corporate Development of DNAnexus, Inc., a genetic data management company with responsibilities involving restructuring and recapitalization, fundraising, finance and operations, strategic planning and industry partnerships. Mr. Sitko also served as a Director at MTS Health Partners, an investment bank, from October 2008 to March 2015, where he advised on royalty monetization, financing, restructurings, and mergers and acquisitions within the biopharmaceutical and healthcare services sectors. Mr. Sitko received a B.A. in History and Sociology of Science from the University of Pennsylvania and an M.B.A. from Columbia Business School.

Code of Ethics

The Company has adopted a Code of Ethics that applies to all of our employees, officers and directors including the Chief Executive Officer (principal executive officer) and the Senior Vice President, Finance and Chief Financial Officer (principal financial and principal accounting officer), or persons performing similar functions. Our Code of Ethics is posted on the Company’s website at https://investors.xoma.com/corporate-governance. We intend to satisfy the applicable disclosure requirements regarding amendments to certain provisions of the Code of Ethics, or waivers of the Code of Ethics granted to executive officers, by posting such information on our website within four business days following the date of the amendment or waiver.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires the Company’s directors, officers and persons who beneficially own more than 10% of a registered class of our equity securities to file initial reports of ownership and reports of changes in ownership of our equity securities with the SEC. To our knowledge, based solely on our review of Forms 3, 4 and 5 filed with the SEC or written representations that no Form 5 was required, during the year ended December 31, 2023, we believe that our directors, officers and persons who beneficially own more than 10% of a registered class of our equity securities filed the required reports on a timely basis, except that, due to administrative error, one Form 3 was filed late with respect to Mr. Hughes and one Form 4 to report grants of stock options was filed late with respect to Mr. Sitko.

Audit Committee and Audit Committee Financial Expert

Our Board has a separately designated Audit Committee comprised solely of independent directors. Each of Mr. Limber, Ms. Hernday and Mr. Wyszomierski qualifies as an “audit committee financial expert,” as that term is defined in the rules and regulations established by the SEC, and all members of the Audit Committee are “financially literate” under Nasdaq listing rules.

Item 11. EXECUTIVE COMPENSATION

The primary objectives of our executive compensation program are to enable the Company to attract, motivate and retain outstanding individuals and to align their success with that of our stockholders through the creation of stockholder value. We attract and retain executives by providing an executive compensation package that is competitive with the companies with which we compete for talent. We seek to create alignment between executive compensation and the interests of our stockholders through a focus on short-term and long-term incentive compensation programs that tie each executive officer’s pay to the Company’s near term and longer-term performance.

Summary Compensation Table

The following table sets forth certain summary information for the years indicated concerning the compensation earned by the Company’s principal executive officer and the other most highly compensated executive officers during 2023 (“named executive officers”).

		Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	All Other Compensation		Total
Name and Principal Position	Year	($)	($) (1)	($) (2)	($) (3)	($) (4)	($)		($)
Owen Hughes(5)	2023	$125,000	$—	$—	$2,288,985	$68,750	$—		$2,482,735
Chief Executive Officer
Thomas Burns	2023	$453,871	$112,567	$1,509,645	$—	$181,549	$11,250	(6)	$2,268,882
Senior Vice President, Finance and Chief Financial Officer	2022	$424,950	$—	$—	$470,850	$101,988	$10,250		$1,008,038
Bradley Sitko(7)	2023	$500,000	$110,000	$449,276	$7,243,870	$250,000	$7,083	(8)	$8,560,229
Chief Investment Officer

(1)

Amounts in this column for 2023 include Mr. Sitko’s sign-on bonus, as described in more detail under “Employment Agreements and Change of Control Severance Agreements” below, and retention bonus payments made to Mr. Burns in January 2023 of $27,016 and October 2023 of $85,551 pursuant to the Company’s Amended Retention Plan.

(2)

The amounts in this column represent the aggregate grant date fair value of PSUs, calculated in accordance with FASB ASC Topic 718. See Note 10 to the consolidated financial statements for information regarding assumptions underlying valuation of PSUs.

(3)

The amounts in this column represent the aggregate grant date fair value for option awards calculated in accordance with FASB ASC 718. See Note 10 to the consolidated financial statements for information regarding assumptions underlying valuation of option awards.

(4)

Amounts in this column for 2023 represent the bonuses earned by the named executive officers under the 2023 Cash Bonus Plan, as described in more detail under “Narrative to Summary Compensation Table—2023 Cash Bonus Plan” below.

(5)	Mr. Hughes was appointed Interim Chief Executive Officer effective January 1, 2023, and subsequently appointed Chief Executive Officer on January 7, 2024.
(6)	This amount reflects the fair value on the date of contribution of 626 shares of common stock contributed by the Company to Mr. Burns’ account under the Deferred Savings Plan (as defined below).
(7)	Mr. Sitko was appointed Chief Investment Officer effective January 3, 2023.
(8)	This amount reflects the fair value on the date of contribution of 394 shares of common stock contributed by the Company to Mr. Sitko’s account under the Deferred Savings Plan (as defined below).

Narrative to Summary Compensation Table

Process for Setting Compensation

Our Compensation Committee has primary responsibility for the implementation and oversight of our executive officer compensation. The Compensation Committee considers the recommendations of Mr. Hughes on the compensation for our executive officers (other than himself) but makes the final determinations regarding executive compensation decisions. Our Compensation Committee has retained the services of Compensia to assist in the development and design of our executive compensation program.  In 2023, Compensia developed a peer group to be used by our Compensation Committee in the evaluation of 2023 executive and director compensation determinations.  In addition, Compensia presented peer group and industry data with respect to base salaries, target annual bonuses and equity compensation.

Base Salary

Our Compensation Committee recognizes the importance of base salary as an element of compensation that helps to attract and retain our executive officers. We provide base salary as a fixed source of cash compensation to recognize each named executive officer’s day-to-day responsibilities, which is designed to provide an appropriate and competitive base level of current cash income for the named executive officers. The 2023 annual base salary of Mr. Burns was determined and approved by the Compensation Committee in February 2023, effective as of January 1, 2023. The annual base salary of Mr. Hughes and Mr. Sitko was approved by the Board in connection with the negotiation of their employment agreements effective January 2023. The 2023 base salaries were as follows:

2023 Base Salary
Name	($)
Owen Hughes(1)	$125,000
Thomas Burns	$453,871
Bradley Sitko	$500,000

(1)	Mr. Hughes served in a part-time capacity during 2023.

2023 Cash Bonus Plan

In February 2023, the Board approved the 2023 Cash Bonus Plan for the 2023 fiscal year and approved target bonus opportunities for each named executive officer under the 2023 Cash Bonus Plan as follows:

Target Bonus
Name and Principal Position	(as a % of FY23 Base Salary)
Owen Hughes	55%
Thomas Burns	40%
Bradley Sitko	50%

Bonuses under the 2023 Cash Bonus Plan were based 100% upon the Company’s achievement of the following corporate objectives: (a) total shareholder return, (b) acquisition of non-dilutive capital and (c) royalty asset acquisitions, each established by the Board in February 2023. The bonuses earned by each named executive officer under the 2023 Cash Bonus Plan set forth in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table above were approved by our Compensation Committee based on achievement of the 2023 corporate objectives at 100% of target.

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

Inducement Stock Options

Pursuant to the terms of their respective employment agreements, on January 3, 2023, we granted inducement stock options to each of Mr. Hughes and Mr. Sitko in accordance with Nasdaq Listing Rule 5635(c)(4). A portion of the options were granted with an exercise price equal to the closing price on the date of grant, while the remainder were granted with an exercise price of $30.00, an over 60% premium to closing price on such date. The table below sets forth the number of shares subject to each inducement stock option grant:

Name	$18.66 Options	$30.00 Options
Owen Hughes	100,000	75,000
Bradley Sitko	300,000	250,000

The inducement options granted to Mr. Hughes with an $18.66 exercise price vested in four equal quarterly installments through December 31, 2023, and the inducement options granted to Mr. Hughes with a $30.00 exercise price vest in equal monthly installments until January 1, 2026. All of the inducement options granted to Mr. Sitko vest as to 25% on the first anniversary of the date of grant and monthly thereafter through the fourth anniversary of the date of grant.

PSUs

In May 2023, Mr. Burns and Mr. Sitko were granted 91,600 and 30,200 PSUs, respectively, under our 2010 Plan. Vesting of the PSUs requires satisfaction of both a performance requirement and a service-based requirement. The performance requirement is achieved with respect to the number of PSUs set forth in the table below when the volume-weighted average price of our common stock equals or exceeds the prices set forth below for any 30 consecutive calendar-day period prior to the earlier of the third anniversary of the date of grant or the Company’s 2026 annual meeting of shareholders:

Name	$30.00 Target	$35.00 Target	$40.00 Target	$45.00 Target	Total PSUs
Thomas M. Burns	53,320	17,770	10,937	9,573	91,600
Bradley Sitko	—	10,067	10,067	10,066	30,200

The service based requirement vests as to one-third on the date the performance requirement is achieved, as to one-third on the later of the second anniversary of the date of grant or the date the performance requirement is achieved, and as to one-third on the later of the third anniversary of the date of grant or the date the performance requirement is achieved, in each case, subject to the named executive officer’s continued employment.

In January 2024, pursuant to the terms of Mr. Hughes’ amended and restated employment agreement, he was granted 275,000 PSUs under our 2010 Plan with the same terms as the PSUs granted to Mr. Burns in May 2023.

Name	$30.00 Target	$35.00 Target	$40.00 Target	$45.00 Target	Total PSUs
Owen Hughes	160,078	53,350	32,835	28,737	275,000

Outstanding Equity Awards as of December 31, 2023

The following table provides information as of December 31, 2023, regarding unexercised options held by each of our named executive officers.

	Option Awards						Stock Awards
Name	Date of Grant		Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(1)
Owen Hughes	1/3/2023	(2)	100,000	—	$18.66	1/3/2033	—	—
	1/3/2023	(3)	22,917	52,083	$30.00	1/3/2033

Thomas M. Burns	2/27/2014		652	—	$178.20	2/27/2024	—	—
	6/16/2014		4,350	—	$93.20	6/16/2024	—	—
	2/26/2015		1,537	—	$76.60	2/26/2025	—	—
	4/3/2015		250	—	$70.00	4/3/2025	—	—
	12/22/2016		24,000	—	$5.50	12/22/2026	—	—
	2/10/2017		75,778	—	$4.03	2/10/2027	—	—
	2/10/2017		15,500	—	$4.03	2/10/2027	—	—
	2/10/2017		10,000	—	$4.03	2/10/2027	—	—
	2/10/2017		10,000	—	$4.03	2/10/2027	—	—
	2/10/2017		7,000	—	$4.03	2/10/2027	—	—
	2/14/2018		25,000	—	$27.41	2/14/2028	—	—
	2/13/2019		23,000	—	$14.33	2/13/2029	—	—
	3/13/2020		22,000	—	$18.84	3/13/2030	—	—
	2/17/2021	(3)	18,941	1,114	$38.93	2/17/2031	—	—
	2/22/2022	(3)	17,111	10,889	$20.22	2/22/2032	—	—
	11/8/2022	(4)	3,973	7,027	$18.03	11/8/2032	—	—
	5/18/2023	(5)	—	—	—		91,600	$1,694,600

Bradley Sitko	1/3/2023	(6)	—	300,000	$18.66	1/3/2033	—	—
	1/3/2023	(6)	—	250,000	$30.00	1/3/2033	—	—
	5/18/2023	(5)	—	—	$—	—	30,200	$558,700

(1)

Amounts in this column reflect the value of outstanding PSUs as of December 31, 2023, based on a per share price of $18.50, the closing price of our common stock on December 29, 2023, the last trading day of 2023.

(2)	These option awards vested in a series of four equal installments on March 31, 2023, June 30, 2023, September 30, 2023 and December 31, 2023.
(3)	These option awards vest in equal monthly installments over 36 months following the date of grant.
(4)	One-third of the shares subject to the award vested on the first anniversary of the date of grant and the remaining shares vest monthly over the two years thereafter.
(5)	These PSUs vest upon achievement of the stock price hurdles and satisfaction of the service requirement described under “Narrative to Summary Compensation Table—Equity Compensation—PSUs” above.
(6)	One-fourth of the shares subject to the award vested on the first anniversary of the date of grant and the remaining shares vest monthly over the three years thereafter.

Retirement Benefits

We do not maintain and have not ever maintained a defined benefit pension plan or non-qualified deferred compensation plan. Each of our named executive officers is eligible to participate in the Company’s Deferred Savings Plan, a defined contribution retirement plan under Section 401(a) of the Internal Revenue Code of 1986, on the same basis as other eligible employees. Participants may make contributions to defer up to 80% of their eligible compensation (subject to applicable limits). The Company may, at its sole discretion, make matching contributions each plan year, in cash or in shares of common stock. In January 2024, the Company made matching contributions in shares of common stock equal to 50% of each participant’s 2023 deferrals. Matching contributions vest on a straight-line at 25% per year of continuous service and a participant is 100% vested after four years of continuous service.

Employment Agreements and Change of Control Severance Arrangements

Owen Hughes Employment Agreement

In connection with his appointment as Interim Chief Executive Officer, we entered into an employment agreement with Mr. Hughes (the “2023 Agreement”) pursuant to which he was eligible to receive an annual base salary of $125,000 and a target annual bonus equal to 55% of his base salary. In addition, the 2023 Agreement provided for the grant of inducement stock options, as described in more detail above. In January 2024, Mr. Hughes’ employment agreement was amended and restated in connection with his appointment as Chief Executive Officer (the “2024 Agreement”). Under the 2024 Agreement, Mr. Hughes is eligible to receive an annual base salary of $575,000 and a target annual bonus equal to 60% of his annual base salary. In addition, the 2024 Agreement provided for the grant of 275,000 PSUs, as described in more detail above.

Under the 2023 Agreement, if Mr. Hughes’ employment has been terminated as a result of the appointment of a new Chief Executive Officer prior to January 1, 2024, then, subject to his execution of a release of claims, he would have been eligible to receive severance in the form of base salary continuation through January 1, 2024. Under the 2024 Agreement, Mr. Hughes is eligible to receive severance benefits in the event of a termination by us without cause, a resignation by Mr. Hughes for good reason or his death or disability, subject to his execution of a release of claims, as follows: (i) 1.0 times his base salary; (ii) any earned but unpaid bonus for the prior year; (iii) a pro-rata portion of his target bonus for the year of termination; (iv) subsidized continued health coverage for up to 12 months; and (v) except in the event of death or disability, 12 months of outplacement services not to exceed $15,000.

However, if the termination without cause or resignation for good reason occurs during the period beginning two months before and ending 12 months after a change in control of the Company, Mr. Hughes would instead be eligible to receive the following severance benefits: (i) 2.0 times his base salary; (ii) any earned but unpaid bonus for the prior year; (iii) 2.0 times his target bonus for the year of termination; (iv) subsidized continued health coverage for up to 24 months; (v) accelerated vesting of 100% of outstanding time-based equity awards, with the post-termination exercise period of any stock options extended for 60 months (or through the remainder of the original maximum term); (vi) accelerated vesting of a pro-rated portion of outstanding performance-based awards, based on actual performance through the date of such termination; and (vii) 12 months of outplacement services not to exceed $15,000.

Thomas Burns Employment Agreement

On August 7, 2017, the Company entered into an amended and restated employment agreement with Mr. Burns, which was subsequently amended on April 4, 2022 and November 1, 2022. Under the employment agreement, upon a termination of Mr. Burns’ employment by the Company without cause, due to his death or permanent disability, or upon his resignation for good reason, in each case subject to execution or a release of claims, Mr. Burns will be entitled to: (i) a severance payment equal to 75% of his base salary; (ii) a severance payment equal to the pro-rated portion of his target bonus for the year of termination; (iii) payment of any earned but unpaid bonus for the prior performance period; (iv) if elected, the full cost of continuation coverage under the Company’s group health plans for up to nine months; and (v) outplacement services for nine months not to exceed $15,000 in value. Pursuant to his employment agreement, all payments and benefits to Mr. Burns thereunder are subject to his compliance with the confidentiality and non-competition provisions thereof. Under the amendments to his employment agreement, Mr. Burns was deemed “retirement eligible” for purposes of his equity awards under the terms of his equity award agreements.

Thomas Burns Change of Control Severance Agreement

Mr. Burns has also entered into a change of control severance agreement with the Company, which provides for severance benefits (in lieu of those described under his employment agreement) if his employment is terminated by the Company without cause or if he resigns with good reason, in either case, within two months prior to signing an agreement for a change of control or within 12 months after a change of control. Subject to execution of a release of claims, these severance payments and benefits include: (i) accelerated vesting of 100% of outstanding time-based equity awards, with the post-termination exercise period of any stock options extended for 60 months (or through the remainder of the original maximum term); (ii) accelerated vesting of a pro-rated portion of outstanding performance-based awards, based on actual performance through the date of such termination; (iii) a severance payment equal to 1.5x his base salary and 1.5x his target bonus for the year of termination; (iv) if elected, the full cost of continuation coverage under the Company’s group health plans for up to 18 months; and (v) outplacement services for 12 months not to exceed $15,000 in value. The agreement also includes a “better after-tax” provision, pursuant to which payments to Mr. Burns are either reduced or paid in full, whichever results in a greater economic benefit to the executive officer (after calculation of all taxes, including any excise taxes, on such payments).

Under the change of control severance agreement, a “change of control” is generally defined as the occurrence of any of the following events: (i) a merger, amalgamation or acquisition in which the Company is not the surviving or continuing entity, except for a transaction the principal purpose of which is to change the jurisdiction of the Company’s organization; (ii) the sale, transfer or other disposition of all or substantially all of the assets of the Company; (iii) any other reorganization or business combination in which 50% or more of the Company’s outstanding voting securities are transferred to different holders in a single transaction or series of related transactions; (iv) any approval by the stockholders of the Company of a plan of complete liquidation of the Company; (v) any person becoming the “beneficial owner,” directly or indirectly, of securities of the Company representing more than 50% of the total voting power represented by the Company’s then-outstanding voting securities; or (vi) a change in the composition of the Board, as a result of which fewer than a majority of the directors are incumbent directors.

Bradley Sitko Employment Agreement

In connection with his appointment as Chief Investment Officer, we entered into an employment agreement with Mr. Sitko, pursuant to which he was eligible to receive an annual base salary of $500,000, a target annual bonus equal to 50% of his base salary, and a $110,000 signing bonus. The signing bonus was subject to repayment if Mr. Sitko resigned without good reason or was terminated for cause prior to January 3, 2024. In addition, the employment agreement provided for the grant of inducement stock options, as described in more detail above.

Under his employment agreement, Mr. Sitko is eligible to receive severance benefits in the event of a termination by us without cause, a resignation by Mr. Sitko for good reason or his death or disability, subject to his execution of a release of claims, as follows: (i) 1.0 times his base salary; (ii) a pro-rata portion of his target bonus for the year of termination; (iii) any earned but unpaid bonus for the prior year; (iv) subsidized continued health coverage for up to 12 months; and (v) except in the event of death or disability, 12 months of outplacement services not to exceed $15,000.

However, if the termination without cause or resignation for good reason occurs during the period beginning two months before and ending 12 months after a change in control of the Company, Mr. Sitko would instead be eligible to receive the following severance benefits: (i) 1.5 times his base salary; (ii) 1.5 times his target bonus for the year of termination; (iii) any earned but unpaid bonus for the prior year; (iv) subsidized continued health coverage for up to 18 months; (v) accelerated vesting of 100% of outstanding time-based equity awards, with the post-termination exercise period of any stock options extended for 60 months (or through the remainder of the original maximum term); (vi) accelerated vesting of a pro-rated portion of outstanding performance-based awards, based on actual performance through the date of such termination; and (vii) 12 months of outplacement services not to exceed $15,000.

Director Compensation

Our director compensation program is designed to attract and retain non-employee directors while aligning the interests of our non-employee directors with those of our stockholders. Our Compensation Committee, in consultation with Compensia, evaluates our director compensation policy on an annual basis in consideration of the director compensation programs at the companies in our Peer Group.

Director Compensation Policy

After consultation with Compensia and pursuant to the compensation review process described above, the Compensation Committee made certain changes to the non-employee director compensation program which were effective as of May 17, 2023. Specifically, the annual equity grant to continuing directors was increased from $100,000 to $150,000.

During 2023, each non-employee director was entitled to receive an annual retainer of $40,000, plus an additional (1) $20,000, in the case of the Chair of the Audit Committee, (2) $9,000, in the case of any other member of the Audit Committee, (3) $15,000, in the case of the Chair of the Compensation Committee, (4) $7,500, in the case of any other member of the Compensation Committee, (5) $12,000, in the case of the Chair of the Nominating & Governance Committee, (6) $6,000, in the case of any other member of the Nominating & Governance Committee and (7) $40,000, in the case of the Chairman of the Board or Lead Independent Director. The Company’s directors do not receive meeting fees.

Each non-employee director whose service continues following the annual meeting is entitled to receive an annual option grant valued at $150,000 that vests monthly over one year. Each new non-employee director is entitled to receive an initial option grant valued at $250,000 that vests monthly over three years and a pro-rata portion of the annual option grant that vests monthly from grant date until the next annual grant.

Directors who are employees of the Company receive no additional compensation for services as members of the Board.

The 2010 Plan limits director compensation, including cash fees and the grant date fair value of any stock awards, to $750,000 for each calendar year.

Director Compensation Table

The table below sets forth the 2023 compensation for non-employee directors who served at any time during 2023.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)	Total
Heather L. Franklin	$53,912	$150,037	$203,949
Natasha Hernday	$57,603	$150,037	$207,640
Barbara Kosacz	$46,000	$150,037	$196,037
Joseph M. Limber	$60,000	$150,037	$210,037
Matthew Perry	$47,500	$150,037	$197,537
W. Denman Van Ness(2)	$38,693	$—	$38,693
Jack L. Wyszomierski	$82,488	$150,037	$232,525

(1)

The amounts in this column represent the aggregate grant date fair value for option awards computed in accordance with FASB ASC Topic 718. See Note 10 to the consolidated financial statements for information regarding assumptions underlying valuation of equity awards. As of December 31, 2023, the aggregate number of options outstanding for each non-employee director were as follows: Ms. Franklin: 37,245, Ms. Hernday: 38,315, Ms. Kosacz: 59,362, Mr. Limber: 60,600, Mr. Perry: 59,657 and Mr. Wyszomierski: 60,600.

(2)	Mr. Van Ness did not stand for re-election at the 2023 annual meeting of stockholders.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding: (i) each stockholder or group of stockholders known by the Company to be the beneficial owner of more than 5% of the Company’s issued and outstanding Common Stock, (ii) each of our directors and nominees, (iii) each of our named executive officers and (iv) all of our current directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC, and thus represents voting or investment power with respect to our securities. Under such rules, beneficial ownership includes any shares over which the individual has sole or shared voting power or investment power as well as any shares that the individual has the right to acquire within 60 days after January 31, 2024. The percentages in the table below are based on an aggregate of 11,550,728 shares of Common Stock issued and outstanding as of January 31, 2024 (plus any shares that such person has the right to acquire within 60 days after the date of this table). Except as otherwise indicated in the footnotes, amounts are as of January 31, 2024, and, to our knowledge, each of the stockholders has sole voting and investment power with respect to all shares of Common Stock beneficially owned, subject to community property laws where applicable. The address for each director and executive officer listed in the table below is c/o XOMA Corporation, 2200 Powell Street, Suite 310, Emeryville, California 94608.

Name	Number of Shares of Common Stock Beneficially Owned	Percentage of Common Stock Beneficially Owned(%)
5% Stockholders
Entities affiliated with BVF Inc.(1)	3,633,743	31.5%
FMR LLC(2)	1,155,033	10.0%
Named Executive Officers and Directors:
Thomas Burns(3)	275,564	2.3%
Bradley Sitko(4)	167,911	1.4%
Owen Hughes(5)	132,667	1.1%
Matthew D. Perry(6)	69,628	*
Jack L. Wyszomierski(7)	65,237	*
Joseph M. Limber(8)	64,982	*
Barbara A. Kosacz(9)	57,534	*
Natasha Hernday(10)	36,487	*
Heather L. Franklin(11)	33,593	*
All directors and current executive officers as a group as of the record date (9 persons)(12)	903,603	7.3%

*	Indicates less than 1%.
(1)

Based on a Schedule 13D/A filed on January 16, 2024. Consists of (i) 1,789,844 shares held by Biotechnology Value Fund, L.P. (“BVF”), (ii) 1,618,637 shares held by Biotechnology Value Fund II, L.P. (“BVF2”), (iii) 75,287 shares held by Biotechnology Value Trading Fund OS, L.P. (“Trading Fund OS”) and (iv) 149,975 shares held in certain partners managed accounts (the “Partners Managed Accounts”). Excludes 5,003,000 shares issuable upon the conversion of 5,003 shares of Series X Preferred Stock, the conversion of which is subject to a beneficial ownership limitation of 19.99% of the outstanding common stock. BVF I GP LLC (“BVF GP”), as the general partner of BVF, may be deemed to beneficially own the shares beneficially owned by BVF. BVF II GP LLC (“BVF2 GP”), as the general partner of BVF2, may be deemed to beneficially own the shares beneficially owned by BVF2. BVF Partners OS Ltd. (“Partners OS”) as the general partner of Trading Fund OS, may be deemed to beneficially own the shares beneficially owned by Trading Fund OS. BVF GP Holdings LLC (“BVF GPH”) as the sole member of each of BVF GP and BVF2 GP, may be deemed to beneficially own the shares beneficially owned in the aggregate by BVF and BVF2. BVF Partners L.P. (“Partners”) as the investment manager of BVF, BVF2, Trading Fund OS and the Partners Managed Accounts, and the sole member of Partners OS, may be deemed to beneficially own the shares beneficially owned in the aggregate by BVF, BVF2 and Trading Fund OS and held in the Partners Managed Accounts. BVF Inc., as the general partner of Partners, may be deemed to beneficially own the shares beneficially owned by Partners. Mr. Lampert, as a director and officer of BVF Inc., may be deemed to beneficially own the shares beneficially owned by BVF Inc. Each of BVF, BVF2 and Trading Fund OS shares with Partners voting and dispositive power over the shares each entity beneficially owns. BVF shares with BVF GP voting and dispositive power over the shares beneficially owned by BVF. BVF2 shares with BVF2 GP voting and dispositive power over the shares beneficially owned by BVF2. Each of BVF GP and BVF2 GP shares with BVF GPH voting and dispositive power over the shares each such entity beneficially owns. Trading Fund OS shares with Partners OS voting and dispositive power over the shares beneficially owned by Trading Fund OS. Partners, BVF Inc. and Mr. Lampert share voting and dispositive power over the shares they may be deemed to beneficially own with BVF, BVF GP, BVF2, BVF2 GP, Trading Fund OS, Partners OS, BVF GPH and held in the Partners Managed Accounts. Each of Mr. Lampert and the entities specifically disclaims beneficial ownership of the securities that he or it does not directly own. The address of BVF, BVF GP, BVF2, BVF2 GP, BVF GPH, Partners, BVF Inc. and Mr. Lampert is 44 Montgomery St., 40th Floor, San Francisco, California 94104. The address of Trading Fund OS and Partners OS is P.O. Box 309 Ugland House, Grand Cayman, KY1-1104, Cayman Islands.

(2)

Based on the Schedule 13G/A filed on February 9, 2024 by FMR LLC (“FMR”) and Abigail P. Johnson, and consists of shares held by subsidiaries of FMR. Ms. Johnson is a director, the Chairman and Chief Executive Officer of FMR. Members of the Johnson family, including Ms. Johnson, are the predominant owners, directly or through trusts, of Series B voting common shares of FMR, representing 49% of the voting power of FMR. The Johnson family group and all other Series B shareholders have entered into a shareholders’ voting agreement under which all Series B voting common shares will be voted in accordance with the majority vote of Series B voting common shares. Accordingly, through their ownership of voting common shares and the execution of the shareholders’ voting agreement, members of the Johnson family may be deemed, under the Investment Company Act of 1940, to form a controlling group with respect to FMR. FMR and Ms. Johnson have the sole power to dispose or direct the disposition of 1,155,033 shares of Common Stock. The business address of each person and entity listed above is 245 Summer Street, Boston, Massachusetts 02210.

(3)

Includes 263,455 shares of Common Stock underlying options exercisable within 60 days of the date of this table, and 5,554 shares of Common Stock that are held in an account under the Company’s Deferred Savings Plan.

(4)

Includes 160,417 shares of Common Stock underlying options exercisable within 60 days of the date of this table, and 394 shares of Common Stock that are held in an account under the Company’s Deferred Savings Plan.

(5)	Includes 129,167 shares of Common Stock underlying options exercisable within 60 days of the date of this table.
(6)	Includes 57,829 shares of Common Stock underlying options exercisable within 60 days of the date of this table.
(7)	Includes 58,772 shares of Common Stock underlying options exercisable within 60 days of the date of this table.
(8)	Includes 58,772 shares of Common Stock underlying options exercisable within 60 days of the date of this table.
(9)	Includes 57,534 shares of Common Stock underlying options exercisable within 60 days of the date of this table.
(10)	Includes 36,487 shares of Common Stock underlying options exercisable within 60 days of the date of this table.
(11)	Includes 33,593 shares of Common Stock underlying options exercisable within 60 days of the date of this table.
(12)	Includes 856,026 shares of Common Stock underlying options exercisable within 60 days of the date of this table.

Equity Compensation Plan Information

The following table provides certain information with respect to our equity compensation plans in effect as of December 31, 2023.

Name	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted- average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by stockholders:	2,453,668	(1)	$19.85	(2)	634,363	(3)
Equity compensation plans not approved by stockholders:	725,000	(4)	$23.74	(5)	—
Total	3,178,668		$20.88		634,363

(1)	Includes outstanding stock options and PSUs granted under the 2010 Plan.
(2)	Reflects the weighted-average exercise price of stock options granted under the 2010 Plan. PSUs reflected in column (a) are not included in this column as they do not have an exercise price.
(3)	Includes (i) 409,477 shares of Common Stock available for issuance under our 2010 Plan and (ii) 224,886 shares of Common Stock available for issuance under our 2015 Employee Stock Purchase Plan.
(4)	Includes outstanding stock options granted as inducement awards in compliance with Nasdaq Listing Rule 5635(c)(4).
(5)	Reflects the weighted-average exercise price of stock options granted as inducement awards.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Except as disclosed below, there were no reportable transactions with related persons during fiscal years 2023 or 2022. We or a subsidiary may occasionally enter into transactions with certain related persons, such as executive officers, directors or nominees for directors, their immediate family members or beneficial owners of more than 5% of our outstanding Common Stock, in which the related party has a direct or indirect material interest. Each such transaction is subject to review and pre-approval by the Audit Committee.

Indemnification Agreements

We have entered into agreements to indemnify our directors and executive officers. These agreements, among other things, require us to indemnify these individuals for certain expenses (including attorneys’ fees), judgments, fines and settlement amounts reasonably incurred by such person in any action or proceeding, including any action by or in our right, on account of any services undertaken by such person on behalf of the Company or that person’s status as a member of our Board or as an officer, as applicable, to the maximum extent allowed under Delaware law.

Procedures for Approval of Related Party Transactions

Our Board reviews the relationships that each director has with the Company and shall endeavor to have a majority of directors that are “independent directors” as defined by the SEC and Nasdaq rules, the Board also reviews the relationships that each officer has with the Company. As part of the review process, the Company distributes and collects questionnaires that solicit information about any direct or indirect transactions with the Company from each of our directors and officers and legal counsel reviews the responses to these questionnaires and reports any related party transactions to the Audit Committee. We may enter into arrangements in the ordinary course of our business that involve the Company’s receiving or providing goods or services on a non-exclusive basis and at arm’s length negotiated rates or in accordance with regulated price schedules with corporations and other organizations in which a Company director, executive officer or nominee for director may also be a director, trustee or investor, or have some other direct or indirect relationship.

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

Board Independence

As required under the Nasdaq listing standards, a majority of the members of a listed company’s Board must be comprised of “independent” directors, as affirmatively determined by the Board. In addition, Nasdaq listing rules require that, subject to specified exceptions, each member of a listed company’s audit, compensation and nominating committees must be independent within the meaning of Nasdaq listing rules. Audit Committee members must also satisfy heightened independence criteria under the Exchange Act and Nasdaq listing rules. Our Board undertook a review of the independence of each director and considered whether any director has a material relationship with us that could compromise his or her ability to exercise independent judgment in carrying out his or her responsibilities as a director. Based upon information requested from and provided by each director concerning his or her background, employment and affiliations, including the beneficial ownership of our Common Stock by each non-employee director, our Board determined that each of Ms. Franklin, Ms. Hernday, Ms. Kosacz, Mr. Limber, Mr. Perry and Mr. Wyszomierski qualifies as an “independent” director within the meaning of the Nasdaq listing rules. Mr. Hughes is not deemed to be independent under Nasdaq listing rules by virtue of his employment with the Company.

Our Board also determined that each of the directors currently serving on the Audit Committee and the Compensation Committee satisfy the heightened independence standards for audit committees and compensation committees, as applicable, established by the SEC and Nasdaq listing rules.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Deloitte & Touche LLP has served as our independent registered public accounting firm since 2018. The total fees billed and expected to be billed by Deloitte & Touche LLP, our current independent registered public accounting firm, for the services rendered during the last two fiscal years are as follows:

	Year Ended
	December 31,
	2023	2022
Audit Fees(1)	$897,065	$659,895
Audit Related Fees	—	—
Tax Fees	—	—
All Other Fees(2)	1,895	1,895
Total Fees	$898,960	$661,790

(1)

Audit Fees include the audit of annual financial statements included in the Annual Report on Form 10-K, reviews of quarterly financial statements included in Quarterly Reports on Form 10-Q, consultations on matters addressed during the audit or quarterly reviews, and services provided in connection with SEC filings, including consents and comfort letters.

(2)	All Other Fees include fees for a technical research tool subscription service.

Pre-Approval Policies and Procedures

The Audit Committee has adopted procedures requiring the pre-approval of all audit and permissible non-audit services provided by the Company’s independent accountants. Pre-approval generally is provided for up to one year, is detailed as to the particular service or category of services and generally is subject to a specific budget. The Audit Committee may also pre-approve particular services on a case-by-case basis. In assessing requests for services by the independent accountants, the Audit Committee considers whether such services are consistent with the auditor’s independence, whether the independent accountants are likely to provide the most effective and efficient service based on their familiarity with the Company, and whether the services could enhance the Company’s ability to manage or control risk or improve audit quality. The Audit Committee has delegated pre-approval authority to its Chair, who must report any decisions to the Audit Committee at its next scheduled meeting.

The Audit Committee pre-approved 100% of all audit and other services provided by Deloitte & Touche LLP, our current independent registered public accounting firm, in 2022 and 2023, in accordance with these procedures.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are included as part of this Annual Report on Form 10-K:
(1)	Financial Statements:

All financial statements of the registrant referred to in Item 8 of this Annual Report on Form 10-K.

(2)	Financial Statement Schedules:

All financial statements schedules have been omitted because the required information is included in the consolidated financial statements or the notes thereto or is not applicable or required.

(3)	Exhibits:

The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K.

		Incorporation By Reference
Exhibit
Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

3.1	Certificate of Incorporation of XOMA Corporation	8-K12G3	000-14710	3.1	01/03/2012

3.2	Certificate of Amendment of Certificate of Incorporation of XOMA Corporation	8-K	000-14710	3.1	05/31/2012

3.3	Certificate of Amendment of Amended Certificate of Incorporation of XOMA Corporation	8-K	000-14710	3.1	05/28/2014

3.4	Certificate of Amendment to the Amended Certificate of Incorporation of XOMA Corporation	8-K	000-14710	3.1	10/18/2016

3.5	Certificate of Designation of Preferences, Rights and Limitations of Series X Convertible Preferred Stock	8-K	000-14710	3.1	02/16/2017

3.6	Certificate of Designation of 8.625% Series A Cumulative Perpetual Preferred Stock	8-K	000-14710	3.1	12/11/2020

3.7	Certificate of Designation of 8.375% Series B Cumulative Perpetual Preferred Stock	8-K	001-39801	3.1	04/08/2021

3.8	Certificate of Correction of the Certificate of Designation of 8.375% Series B Cumulative Perpetual Preferred Stock	10-Q	001-39801	3.8	08/05/2021

		Incorporation By Reference
Exhibit
Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

3.9	Certificate of Amendment to the Certificate of Designation of 8.375% Series B Cumulative Perpetual Preferred Stock of XOMA Corporation	8-K	001-39801	3.1	08/05/2021

3.10	By-laws of XOMA Corporation	8-K12G3	000-14710	3.2	01/03/2012

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, 3.5, 3.6, 3.7, 3.8, 3.9 and 3.10

4.2	Specimen of Common Stock Certificate	8-K	000-14710	4.1	01/03/2012

4.3	Deposit Agreement, dated effective April 9, 2021, by and among XOMA Corporation, American Stock Transfer & Trust Company, LLC, as depositary, and the holders of the depositary receipts issued thereunder	8-K	001-39801	4.1	04/08/2021

4.4	Form of Warrants (May 2018 Warrants)	10-Q	000-14710	4.6	08/07/2018

4.5	Form of Warrants (March 2019 Warrants)	10-Q	000-14710	4.7	05/06/2019

4.6	Form of Warrant (December 2023) ($35.00 Exercise Price)	8-K	001-39801	4.1	12/19/2023

4.7	Form of Warrant (December 2023) ($42.50 Exercise Price)	8-K	001-39801	4.2	12/19/2023

4.8	Form of Warrant (December 2023) ($50.00 Exercise Price)	8-K	001-39801	4.3	12/19/2023

4.9+	Description of Registrant’s Securities

10.1*	Amended and Restated 2010 Long Term Incentive and Stock Award Plan	DEF 14A	001-39801	Appendix A	04/04/2023

10.2*	Form of Stock Option Agreement for Amended and Restated 2010 Long Term Incentive and Stock Award Plan	10-K	000-14710	10.6A	03/14/2012

10.3*	Form of Performance Stock Unit Agreement under the Amended and Restated 2010 Long Term Incentive and Stock Award Plan	8-K	001-39801	10.1	05/18/2023

10.4*	2016 Non-Equity Incentive Compensation Plan	10-Q	000-14710	10.1	05/04/2016

10.5*	Amended 2015 Employee Share Purchase Plan	8-K	000-14710	10.2	05/24/2017

10.6*	Form of Subscription Agreement and Authorization of Deduction under the 2015 Employee Stock Purchase Plan	S-8	333-204367	99.2	05/21/2015

		Incorporation By Reference
Exhibit
Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

10.7*	Amended and Restated Employment Agreement, dated December 15, 2021, between XOMA Corporation and James R. Neal	10-K	001-39801	10.26	3/8/2022

10.8*	Officer Employment Agreement, dated August 7, 2017, between XOMA Corporation and Thomas Burns	10-Q	000-14710	10.8	11/06/2017

10.9#*	Letter Amendment to Officer Employment Agreement dated April 1, 2022, between XOMA Corporation and Thomas Burns	10-Q	001-39801	10.2	05/05/2022

10.10+#*	Letter Amendment to Officer Employment Agreement dated November 1, 2022, between XOMA Corporation and Thomas Burns

10.11*	Amended and Restated Change of Control Severance Agreement, dated August 7, 2017, to the Change of Control Severance Agreement, dated October 28, 2015, between XOMA Corporation and Thomas Burns	10-Q	000-14710	10.10	11/06/2017

10.12*	Form of Amended and Restated Indemnification Agreement for Directors and Officers	10-K	001-39801	10.56	03/10/2021

10.13#*	The Retention and Severance Plan dated, March 31, 2022	10-Q	001-39801	10.1	05/05/2022

10.14#*	The Amended Retention and Severance Plan dated, October 25, 2022	10-K	001-39801	10.14	03/09/2023

10.15*	Officer Employment Agreement, dated January 3, 2023, between XOMA Corporation and Owen Hughes	10-K	001-39801	10.15	03/09/2023

10.16+*	Amended and Restated Officer Employment Agreement, dated January 8, 2024, between XOMA Corporation and Owen Hughes

10.17*	Officer Employment Agreement, dated January 3, 2023, between XOMA Corporation and Bradley Sitko	10-K	001-39801	10.16	03/09/2023

10.18*	Inducement Stock Option Agreement, by and between XOMA Corporation and Owen Hughes	S-8	333-269459	99.2	01/30/2023

10.19*	Inducement Stock Option Agreement, by and between XOMA Corporation and Owen Hughes	S-8	333-269459	99.3	01/30/2023

		Incorporation By Reference
Exhibit
Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

10.20*	Inducement Stock Option Agreement, by and between XOMA Corporation and Bradley Sitko	S-8	333-269459	99.4	01/30/2023

10.21*	Inducement Stock Option Agreement, by and between XOMA Corporation and Bradley Sitko	S-8	333-269459	99.5	01/30/2023

10.22#	Non-Exclusive License Agreement, dated November 30, 2001, between XOMA Ireland Limited (“XOMA”) Sesen Bio, Inc. and (formerly Viventia Biotech Inc.)	10-K	001-39801	10.57	03/10/2021

10.23	Amendment No. 1, dated July 24, 2020, to the Non-Exclusive License Agreement, dated November 30, 2001, between XOMA Ireland Limited (“XOMA”) and Sesen Bio, Inc.	10-K	001-39801	10.58	03/10/2021

10.24†	License Agreement by and between XOMA Ireland Limited and MorphoSys AG, dated as of February 1, 2002	10-Q/A	000-14710	10.43	12/04/2002

10.25†	Collaboration Agreement, dated as of November 1, 2006, between Takeda Pharmaceutical Company Limited and XOMA (US) LLC	10-K	000-14710	10.46	03/08/2007

10.26†	First Amendment to Collaboration Agreement, effective as of February 28, 2007, between Takeda Pharmaceutical Company Limited and XOMA (US) LLC	10-Q	000-14710	10.48	05/10/2007

10.27†	Second Amendment to Collaboration Agreement, effective as of February 9, 2009, among Takeda Pharmaceutical Company Limited and XOMA (US) LLC	10-K	000-14710	10.31B	03/11/2009

10.28†	Discovery Collaboration Agreement dated September 9, 2009, by and between XOMA Development Corporation and Arana Therapeutics Limited	10-Q/A	000-14710	10.35	03/05/2010

10.29†

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

		10-K	000-14710	10.25B	03/14/2012

10.31#	Amendment to Amended and Restated Research, Development and Commercialization Agreement, between the Company and Novartis Vaccine and Diagnostics, Inc., dated September 30, 2015	10-Q	000-14710	10.2	11/05/2020

10.32	Letter Agreement, dated June 19, 2015, by and between XOMA (US) LLC and Novartis Vaccines and Diagnostics, Inc.	10-Q	000-14710	10.1	08/10/2015

10.33#	License Agreement between the Company and Novartis International Pharmaceutical Ltd., dated September 30, 2015	10-Q	000-14710	10.1	11/05/2020

10.34#	IL-1b Target License Agreement, dated August 24, 2017, by and between XOMA Corporation and Novartis Pharma AG	10-Q	001-39801	10.1	11/03/2022

10.35#	License Agreement, dated August 24, 2017, by and between XOMA Corporation and Novartis Pharma AG	10-Q	001-39801	10.2	11/03/2022

10.36†	License Agreement, dated December 6, 2017, between XOMA (US) LLC and Rezolute, Inc. (formerly AntriaBio)	10-K	000-14710	10.66	03/07/2018

10.37†	Amendment No. 1, dated March 30, 2018, to the License Agreement, dated December 6, 2017, between XOMA (US) LLC and Rezolute, Inc. (formerly AntriaBio, Inc.)	10-Q	000-14710	10.1	05/09/2018

10.38†	Amendment No. 2, dated January 7, 2019, to the License Agreement, dated December 6, 2017, between XOMA (US) LLC and Rezolute, Inc. (formerly AntriaBio)	10-K	000-14710	10.71	03/07/2019

10.39	Asset Purchase Agreement, dated November 4, 2015, between XOMA Corporation and Ology Bioservices Inc. (formerly Nanotherapeutics Inc., now a wholly owned subsidiary of National Resilience, Inc.)	10-Q	000-14710	10.4	11/06/2017

		Incorporation By Reference
Exhibit
Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

10.40#	License Agreement, dated March 23, 2016, between XOMA Corporation and Ology Bioservices Inc. (formerly Nanotherapeutics Inc., now a wholly owned subsidiary of National Resilience, Inc.)	10-Q	001-39801	10.3	11/03/2022

10.41#	Amendment and Restatement, dated February 2, 2017, to the Asset Purchase Agreement, dated November 4, 2015, and License Agreement, dated March 23, 2016, between XOMA Corporation and Ology Bioservices Inc. (formerly Nanotherapeutics Inc., now a wholly owned subsidiary of National Resilience, Inc.)	10-Q	001-39801	10.4	11/03/2022

10.42	Protective Rights Agreement dated December 21, 2016 by and between XOMA (US) LLC and HealthCare Royalty Partners II, L.P. relating to the Royalty Interest Acquisition Agreement dated December 20, 2016, by and between XOMA Corporation and HealthCare Royalty Partners II, L.P. and the Amended and Restated License Agreement, dated effective as of October 27, 2006, between XOMA (US) LLC and DYAX, Corp.	10-K	000-14710	10.60	03/16/2017

10.43	Protective Rights Agreements dated December 21, 2016 by and between XOMA (US) LLC and HealthCare Royalty Partners II, L.P. relating to the Royalty Interest Acquisition Agreement dated December 20, 2016, by and between XOMA Corporation and HealthCare Royalty Partners II, L.P. and the License Agreement, dated effective as of August 18, 2005, between XOMA (US) LLC and Wyeth Pharmaceuticals	10-K	000-14710	10.61	03/16/2017

10.44	Royalty Interest Acquisition Agreement dated December 20, 2016, by and between XOMA Corporation and HealthCare Royalty Partners II, L.P., relating to the Amended and Restated License Agreement, dated effective as of October 27, 2006, between XOMA (US) LLC and DYAX, Corp.	10-K	000-14710	10.62	03/16/2017

10.45	Royalty Interest Acquisition Agreement dated December 20, 2016, by and between XOMA Corporation and HealthCare Royalty Partners II, L.P., relating to the License Agreement, dated effective as of August 18, 2005, between XOMA (US) LLC and Wyeth Pharmaceuticals	10-K	000-14710	10.63	03/16/2017

		Incorporation By Reference
Exhibit
Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

10.46	Amendment of Section 6.10(a) and (b), dated March 8, 2017, to Royalty Interest Acquisition Agreements dated December 20, 2016, by and between XOMA Corporation and HealthCare Royalty Partners II, L.P.	10-K	000-14710	10.64	03/16/2017

10.47	Common Stock Sales Agreement, dated December 18, 2018, by and between XOMA Corporation and H.C. Wainwright & Co., LLC	8-K	000-14710	10.1	12/18/2018

10.48	Amendment No. 1, dated March 10, 2021, to the Common Stock Sales Agreement, dated December 18, 2018, by and between XOMA Corporation and H.C. Wainwright & Co., LLC	10-K	001-39801	10.59	03/10/2021

10.49#	At Market Issuance Sales Agreement, dated August 5, 2021, by and between XOMA Corporation and B. Riley Securities, Inc.	8-K	001-39801	10.1	08/05/2021

10.50†	Royalty Purchase Agreement dated September 20, 2018, between XOMA Corporation and Agenus Inc.	10-Q	000-14710	10.9	11/07/2018

10.51#	Royalty Purchase Agreement dated April 7, 2019, between XOMA (US) LLC and Aronora, Inc.	10-Q	000-14710	10.1	08/06/2019

10.52#	Royalty Purchase Agreement dated September 26, 2019, between XOMA (US) LLC and Palobiofarma, S.L	10-Q	000-14710	10.1	11/05/2019

10.53#	Royalty Purchase Agreement dated March 22, 2021 between XOMA (US) LLC and Viracta Therapeutics, Inc.	10-Q	001-39801	10.1	05/06/2021

10.54#	Royalty Purchase Agreement, dated July 14, 2021, by and among XOMA (US) LLC and Kuros Royalty Fund (US) LLC	10-Q	001-39801	10.2	11/04/2021

10.55#	Settlement and Release Agreement, dated April 15, 2021, by and among XOMA (US) LLC and Affimed N.V., Affimed GmbH Affimed	10-Q	001-39801	10.1	08/05/2021

10.56#	Commercial Payment Purchase Agreement, dated October 6, 2021, by and among XOMA (US) LLC and Affitech Research AS	10-K	001-39801	10.48	03/08/2021

10.57#	Intellectual Property Acquisition Agreement, dated November 21, 2022 between XOMA Corporation and ObsEva, SA	10-K	001-39801	10.56	03/09/2023

		Incorporation By Reference
Exhibit
Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

10.58#	License Agreement, dated July 26, 2021, between ObsEva, SA and Organon International GmbH	10-K	001-39801	10.57	03/09/2023

10.59#	License Agreement, dated June 10, 2015, between ObsEva, SA and Ares Trading S.A.	10-K	001-39801	10.58	03/09/2023

10.60#	Payment Interest Purchase Agreement, dated March 29, 2023, by and between Aptevo Therapeutics Inc. and XOMA (US) LLC	10-Q	001-39801	10.7	05/09/2023

10.61#	Assignment and Assumption Agreement, dated as of June 21, 2023, by and between XOMA (US) LLC and LadRx Corporation	10-Q	001-39801	10.3	08/08/2023

10.62#	Royalty Purchase Agreement, dated as of June 21, 2023, by and between XOMA (US) LLC and LadRx Corporation	10-Q	001-39801	10.4	08/08/2023

10.63#+	Loan Agreement dated December 15, 2023, between XRL 1 LLC, the lenders from time to time party thereto and Blue Owl Capital Corporation

10.64#+

Sale, Contribution and Servicing Agreement

dated as of December 15, 2023 by and among XOMA (US) LLC, as Seller, and solely for purposes of Section 2.03 and Section 4.03(b)(ii) therein, XOMA CORPORATION, as Parent, on the one hand and XRL 1 LLC, as Purchaser, on the other hand

10.65#+	Office Lease dated June 27, 2023 between KBSIII Towers at Emeryville, LLC and XOMA (US) LLC

21.1+	Subsidiaries of the Company

23.1+	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm

31.1+	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

31.2+	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

Incorporation By Reference
Exhibit
Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

32.1(1)	Certifications of Chief Executive Officer and Chief Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. §1350

97+	Incentive Compensation Clawback Policy

101.INS+	Inline XBRL Instance Document

101.SCH+	Inline XBRL Taxonomy Extension Schema Document

101.CAL+	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF+	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB+	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE+	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

(1)	Furnished herewith. The certifications that accompany this Annual Report on Form 10-K are not deemed filed with the SEC and are not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of this Annual Report on Form 10-K), irrespective of any general incorporation language contained in such filing.

Item 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 8th day of March 2024.

XOMA Corporation

By:	/s/ OWEN HUGHES
Owen Hughes
Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Owen Hughes and Thomas Burns, and each of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution for him or her and in his or her name, place, and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the SEC, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, and any of them or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Owen Hughes	Chief Executive Officer (Principal Executive Officer)	March 8, 2024
(Owen Hughes)

/s/ Thomas Burns	Senior Vice President, Finance and Chief Financial Officer	March 8, 2024
(Thomas Burns)	(Principal Financial and Principal Accounting Officer)

/s/ Jack L. Wyszomierski	Chairman of the Board	March 8, 2024
(Jack L. Wyszomierski)

/s/ Heather L. Franklin	Director	March 8, 2024
(Heather L. Franklin)

/s/ Natasha Hernday	Director	March 8, 2024
(Natasha Hernday)

	Director	March 8, 2024
(Barbara Kosacz)

/s/ Joseph M. Limber	Director	March 8, 2024
(Joseph M. Limber)

/s/ Matthew Perry	Director	March 8, 2024
(Matthew Perry)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of XOMA Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of XOMA Corporation and subsidiaries (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive loss, stockholders' equity, and cash flows, for the each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Long-term royalty and commercial payment receivables — Refer to Notes 2 and 5 to the financial statements

Critical Audit Matter Description

The Company has purchased rights to receive a portion of certain future developmental, regulatory and commercial sales milestones, royalties and option fees on sales of products currently in clinical development. The carrying value of the long-term royalty and commercial payment receivables (“milestone and royalty rights”) is $58.0 million as of December 31, 2023. The Company accounts for milestone and royalty rights on a non-accrual basis using the cost recovery method. The developmental pipeline products are non-commercialized, non-approved products that require FDA or other regulatory approval, and thus have uncertain cash flows. The commercial payment products have limited available historical sales information, and as such the Company is unable to reasonably estimate the amount and timing of the commercial payments to be received. Management assesses the long-term royalty and commercial payment receivables for current expected credit losses and records an impairment as an allowance expense that increases the long-term royalty and commercial payment receivable asset’s cumulative allowance, which reduces the net carrying value of the long-term royalty and commercial payment receivable asset.

The determination of current expected credit losses requires obtaining and assessing all available information regarding the developmental pipeline products and the commercial payment product as of the Company’s financial reporting dates. The Company obtains information through available sources including: 1) updates from the selling party of the milestone and royalty rights, 2) publicly available clinical trial data and news, and 3) public disclosures provided by the research companies developing the products.

We identified the accounting evaluation of expected credit losses as a critical audit matter, primarily due to the Company’s reliance on third parties to disclose updates to the Company timely for the Company's required financial reporting deadlines. The timing of disclosure to the Company of a change in the use, or intent for future use, of the licenses related to the milestone and royalty rights could have a significant impact on the fair value of milestone and royalty rights and a significant change in fair value could cause a significant impairment. Performing audit procedures to evaluate whether management had appropriately identified expected credit losses involved challenging and complex auditor judgment, including the need to involve more experienced auditors in assessing the completeness of available information and if any available public information represents an indicator of expected credit losses as of the Company’s financial reporting date.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the evaluation of assumptions used in the Company’s expected credit losses assessment of the long-term royalty receivables included, but were not limited to, the following:

•	Considering the impact of changes in the regulatory environment on management’s expected credit loss conclusions.

•	We evaluated the Company’s assessment of expected credit losses by developing an independent expectation of expected credit losses through research of third-party disclosures and clinical trial news for programs associated with the milestone and royalty rights and comparing such expectation to those included in the Company’s analysis.

•	We inspected the Company’s documentation of inquiries and written correspondence to obtain program updates from the selling parties of the milestone and royalty rights throughout the year and through the Company’s reporting date.

•	Confirmed with the selling parties of the milestone and royalty rights that complete information known to the selling party regarding the associated research programs was provided timely, completely, and accurately to the Company.

/s/ Deloitte & Touche LLP

San Francisco, California

March 8, 2024

We have served as the Company's auditor since 2018.

XOMA CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31,	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$153,290	$57,826
Short-term restricted cash	160	—
Short-term equity securities	161	335
Trade and other receivables, net	1,004	1
Short-term royalty and commercial payment receivables	14,215	2,366
Prepaid expenses and other current assets	483	725
Total current assets	169,313	61,253

Long-term restricted cash	6,100	—
Property and equipment, net	25	7
Operating lease right-of-use assets	378	29
Long-term royalty and commercial payment receivables	57,952	63,683
Intangible assets, net	—	15,150
Other assets - long term	533	260
Total assets	$234,301	$140,382

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$653	$524
Accrued and other liabilities	2,768	2,918
Contingent consideration under RPAs, AAAs and CPPAs	7,000	75
Operating lease liabilities	54	34
Unearned revenue recognized under units-of-revenue method	2,113	1,899
Preferred stock dividend accrual	1,368	1,368
Current portion of long-term debt	5,543	—
Total current liabilities	19,499	6,818
Unearned revenue recognized under units-of-revenue method – long-term	7,228	9,550
Long-term operating lease liabilities	335	—
Long-term debt	118,518	—
Total liabilities	145,580	16,368

Commitments and Contingencies (Note 13)

Stockholders’ equity:
Preferred Stock, $0.05 par value, 1,000,000 shares authorized:
8.625% Series A cumulative, perpetual preferred stock, 984,000 shares issued and outstanding at December 31, 2023 and December 31, 2022	49	49
8.375% Series B cumulative, perpetual preferred stock, 1,600 shares issued and outstanding at December 31, 2023 and December 31, 2022	—	—
Convertible preferred stock, 5,003 shares issued and outstanding at December 31, 2023 and December 31, 2022	—	—
Common stock, $0.0075 par value, 277,333,332 shares authorized, 11,495,492 and 11,454,025 shares issued and outstanding at December 31, 2023 and December 31, 2022, respectively	86	86
Additional paid-in capital	1,311,809	1,306,271
Accumulated deficit	(1,223,223)	(1,182,392)
Total stockholders’ equity	88,721	124,014
Total liabilities and stockholders’ equity	$234,301	$140,382

The accompanying notes are an integral part of these consolidated financial statements.

XOMA CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except per share amounts)

	Year Ended
	December 31,
	2023	2022
Revenues:
Revenue from contracts with customers	$2,650	$4,150
Revenue recognized under units-of-revenue method	2,108	1,877
Total revenues	4,758	6,027

Operating expenses:
Research and development	143	153
General and administrative	25,606	23,191
Impairment charges (Note 4, Note 5)	15,828	—
Arbitration settlement costs (Note 3)	4,132	—
Amortization of intangible assets	897	97
Total operating expenses	46,606	23,441

Loss from operations	(41,848)	(17,414)

Other income (expense):
Interest expense	(569)	—
Other income (expense), net	1,586	295
Loss before income tax	(40,831)	(17,119)
Income tax benefit	—	15
Net loss and comprehensive loss	$(40,831)	$(17,104)
Net loss and comprehensive loss attributable to common stockholders, basic and diluted	$(46,303)	$(22,576)
Basic and diluted net loss per share attributable to common stockholders	$(4.04)	$(1.98)
Weighted average shares used in computing basic and diluted net loss per share attributable to common stockholders	11,471	11,413

The accompanying notes are an integral part of these consolidated financial statements.

XOMA CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Series A		Series B		Convertible				Additional		Total
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2022	984	$49	2	$—	5	$—	11,454	$86	$1,306,271	$(1,182,392)	$124,014
Exercise of stock options	—	—	—	—	—	—	28	—	235	—	235
Stock-based compensation expense	—	—	—	—	—	—	—	—	9,099	—	9,099
Issuance of common stock warrants	—	—	—	—	—	—	—	—	1,470	—	1,470
Issuance of common stock related to 401(k) contribution and ESPP	—	—	—	—	—	—	13	—	206	—	206
Preferred stock dividends	—	—	—	—	—	—	—	—	(5,472)	—	(5,472)
Net loss and comprehensive loss	—	—	—	—	—	—	—	—	—	(40,831)	(40,831)
Balance, December 31, 2023	984	$49	2	$—	5	$—	11,495	$86	$1,311,809	$(1,223,223)	$88,721

	Series A		Series B		Convertible				Additional		Total
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2021	984	$49	2	$—	5	$—	11,315	$85	$1,307,030	$(1,165,288)	$141,876
Exercise of stock options	—	—	—	—	—	—	129	1	929	—	930
Stock-based compensation expense	—	—	—	—	—	—	—	—	3,608	—	3,608
Issuance of common stock related to 401(k) contribution and ESPP	—	—	—	—	—	—	10	—	176	—	176
Preferred stock dividends		—		—		—	—	—	(5,472)	—	(5,472)
Net loss and comprehensive loss	—	—	—	—	—	—	—	—	—	(17,104)	(17,104)
Balance, December 31, 2022	984	$49	2	$—	5	$—	11,454	$86	$1,306,271	$(1,182,392)	$124,014

The accompanying notes are an integral part of these consolidated financial statements.

XOMA CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(40,831)	$(17,104)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	9,099	3,608
Impairment charges	15,828	—
Change in fair value of contingent consideration under RPAs, AAAs, and CPPAs	(75)	—
Common stock contribution to 401(k)	123	85
Amortization of intangible assets	897	97
Depreciation	3	7
Accretion of long-term debt	34	—
Non-cash lease expense	119	170
Change in fair value of equity securities	174	439
Changes in assets and liabilities:
Trade and other receivables, net	(1,003)	208
Prepaid expenses and other assets	219	(71)
Accounts payable and accrued liabilities	(523)	1,845
Income taxes payable	—	(91)
Operating lease liabilities	(114)	(195)
Unearned revenue recognized under units-of-revenue method	(2,108)	(1,877)
Net cash used in operating activities	(18,158)	(12,879)

Cash flows from investing activities:
Payments of consideration under RPAs, AAAs and CPPAs	(14,650)	(8,000)
Receipts under RPAs, AAAs and CPPAs	13,956	3,026
Payment for IP acquired under the ObsEva IP Acquisition Agreement	—	(15,247)
Purchase of property and equipment	(17)	—
Net cash used in investing activities	(711)	(20,221)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	130,000	—
Debt issuance costs and loan fees	(4,253)	—
Payment of preferred stock dividends	(5,472)	(5,472)
Proceeds from exercise of options and other share-based compensation	466	2,419
Taxes paid related to net share settlement of equity awards	(148)	(1,398)
Net cash provided by (used in) financing activities	120,593	(4,451)

Net increase (decrease) in cash, cash equivalents and restricted cash	101,724	(37,551)
Cash, cash equivalents at the beginning of the period	57,826	95,377
Cash, cash equivalents and restricted cash at the end of the period	$159,550	$57,826

Supplemental Cash Flow Information:
Cash paid for taxes	$—	$76
Right-of-use assets obtained in exchange for operating lease liabilities	$468	$—
Non-cash investing and financing activities:
Issuance of common stock warrants in connection with long-term debt	$1,470	$—
Accrued issuance costs in connection with issuance of long-term debt	$501	$—
Preferred stock dividend accrual	$1,368	$1,368
Estimated fair value of contingent consideration under the LadRx Agreements	$1,000	$—
Accrued transaction costs in connection with ObsEva IP Acquisition	$—	$122
Accrual of contingent consideration under the Affitech CPPA	$6,000	$—

The accompanying notes are an integral part of these consolidated financial statements.

XOMA Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business

XOMA Corporation, a Delaware corporation, is a biotech royalty aggregator with a sizable portfolio of economic rights to future potential milestone and royalty payments associated with partnered commercial and pre-commercial therapeutic candidates. The Company’s portfolio was built through the acquisition of rights to future milestone payments, royalties and commercial payments, since its royalty aggregator business model was implemented in 2017 combined with out-licensing its proprietary products and platforms from its legacy discovery and development business. XOMA also acquires milestone and royalty revenue streams on late-stage or commercial assets that are designed to address unmet markets or have a therapeutic advantage, have long duration of market exclusivity, and are expected to generate royalty or milestone payments to the Company in a relatively short timeframe.  The Company’s drug royalty aggregator business is primarily focused on early to mid-stage clinical assets in Phase 1 and 2 with significant commercial sales potential that are licensed to large-cap partners. The Company expects most of its future revenue to be based on milestone payments the Company may receive for milestones and royalties associated with these programs.

Liquidity and Financial Condition

The Company has incurred significant operating losses and negative cash flows from operations since its inception. As of December 31, 2023, the Company had unrestricted and restricted cash and cash equivalents of $159.6 million primarily related to financing cash inflows received in December 2023 pursuant to the Blue Owl Loan Agreement (see Note 8).

As of December 31, 2023, the Company had unrestricted cash and cash equivalents of $153.3 million and restricted cash of $6.3 million. As of December 31, 2023, $0.2 million of restricted cash was classified as current and $6.1 million was classified as non-current. The restricted cash balance may only be used to pay interest expense, administrative fees and other allowable expenses pursuant to the Blue Owl Loan.

Based on the Company’s current cash balance and its planned spending, such as milestone and royalty acquisitions, the Company has evaluated and concluded its financial condition is sufficient to fund its planned operations and commitments and contractual obligations for a period of at least one year following the date that these consolidated financial statements are issued.

2. Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions among consolidated entities were eliminated upon consolidation. The accompanying consolidated financial statements were prepared in accordance with U.S. GAAP for financial information and with the instructions to Form 10-K and Article 10 of Regulation S-X.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures. Management routinely evaluates its estimates including, but not limited to, those related to revenue recognition, revenue recognized under the units-of-revenue method, royalty and commercial payment receivables, intangible assets, legal contingencies, contingent consideration, amortization of the Blue Owl Loan, valuation of warrants, accrued expenses and stock-based compensation. The Company bases its estimates on historical experience and on various other market-specific and other relevant assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

Actual results may differ significantly from these estimates, including estimates such as the Company’s amortization of the payments received from HCRP. Under the contracts with HCRP, the amortization for the reporting period is calculated based on the payments expected to be made by the licensees to HCRP over the term of the arrangement. Any changes to the estimated payments by the licensees to HCRP can result in a material adjustment to revenue previously reported. In addition, the Company’s amortization of the Blue Owl Loan is calculated based on the commercial payments expected to be received from Roche for VABYSMO under the Affitech CPPA. Any changes to the estimated commercial payments from Roche can result in a material adjustment to the interest expense and term loan balance reported.

Unrestricted and Restricted Cash and Cash Equivalents

The following table provides a reconciliation of unrestricted and restricted cash and cash equivalents reported within the consolidated statements of cash flows (in thousands):

	December 31,
	2023	2022
Unrestricted cash and cash equivalents	$153,290	$57,826
Restricted cash	6,260	—
Total unrestricted and restricted cash and cash equivalents	$159,550	$57,826

Cash consists of bank deposits held in business checking and interest-bearing deposit accounts. Cash equivalent balances are defined as highly liquid financial instruments that are both readily convertible to known amounts of cash and so near their maturity that they present insignificant risk of changes in value because of changes in interest rates. Cash equivalents held by the Company are generally in money market funds.

Unrestricted Cash and Cash Equivalents

As of December 31, 2023, the Company had an unrestricted cash balance of $124.9 million and an unrestricted cash equivalent balance of $28.4 million. As of December 31, 2022, the Company had an unrestricted cash balance of $27.5 million and an unrestricted cash equivalent balance of $30.3 million.

Restricted Cash

Cash accounts with any type of restriction are classified as restricted cash. If restrictions are expected to be lifted or to be used to pay a third party in the next twelve months, the restricted cash account is classified as current.

On December 15, 2023, XRL deposited $6.3 million into reserve accounts in connection with the funding of the Blue Owl Loan (see Note 8), of which $5.8 million was deposited into a reserve account for interest and administrative fees and $0.5 million was deposited into an operating reserve account to cover operating expenses of XRL. As of December 31, 2023, the Company had a short-term restricted cash balance of $0.2 million and a long-term restricted cash balance of $6.1 million on its consolidated balance sheet.

Payments of interest under the Blue Owl Loan Agreement are made semi-annually using commercial payments received since the immediately preceding interest payment date under the Affitech CPPA. On each interest payment date, if the commercial payments received are less than the total interest due for the respective quarter, XRL is expected to cover the shortfall in interest payment due from the reserve account.

Payments of administrative fees under the Blue Owl Loan Agreement are made semi-annually on January 1 and July 1 of each year from the reserve account. XOMA will be required to fund an additional $0.8 million into the administrative fee escrow account on July 1, 2027.

As of December 31, 2022, the Company had no restricted cash or cash equivalent balances.

Revenue Recognition

The Company recognizes revenue from all contracts with customers according to ASC 606, except for contracts that are within the scope of other standards, such as leases and financial instruments. The Company recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the Company expects to receive in exchange for those goods or services.

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

Stock-Based Compensation

The Company recognizes compensation expense for all stock-based payment awards made to the Company’s employees, consultants and directors that are expected to vest based on estimated fair values. The valuation of stock option awards is determined at the date of grant using the Black-Scholes Model. The Black-Scholes Model requires inputs such as the expected term of the option, expected volatility and risk-free interest rate. To establish an estimate of the expected term, the Company considers the vesting period and contractual period of the award and its historical experience of stock option exercises, post-vesting cancellations and volatility. The estimate of expected volatility is based on the Company’s historical volatility. The risk-free rate is based on the yield available on U.S. Treasury zero-coupon issues corresponding to the expected term of the award. The Company records forfeitures when they occur. The Company records compensation expense for service-based awards on a straight-line basis over the requisite service period, which is generally the vesting period of the award, or to the date on which retirement eligibility is achieved, if shorter.

The grant date fair value of PSUs with market conditions is determined using the Monte Carlo valuation model. The Company records compensation expenses for PSUs based on graded expense attribution over the requisite service periods.

Equity Securities

The Company entered into a license agreement with Rezolute in December 2017, in which it received shares of common stock from Rezolute (see Note 4). Equity investments in Rezolute are classified in the consolidated balance sheets as equity securities. The equity securities are measured at fair value, with changes in fair value recorded in the other income (expense), net line item of the consolidated statement of operations and comprehensive loss at each reporting period. The Company remeasures its equity investments at each reporting period until such time that the investment is sold or disposed of. If the Company sells an investment, any realized gains and losses on the sale of the securities will be recognized in the consolidated statement of operations and comprehensive loss in the period of sale.

Purchase of Rights to Future Milestones, Royalties and Commercial Payments

The Company has purchased rights to receive a portion of certain future developmental, regulatory and commercial sales milestones, royalties and option fees on sales of products currently in clinical development or recently commercialized. The Company acquired such rights from various entities and recorded the amount paid for these rights as long-term royalty receivables (see Note 5). In addition, the Company may be obligated to make contingent payments related to certain product development milestones, fees upon exercise of options related to future license products and sales-based milestones. The contingent payments are evaluated to determine if they are freestanding instruments or embedded derivatives. If the contingent payments fall within the scope of ASC 815, the contingent payments are measured at fair value at the inception of the arrangement, and are subject to remeasurement to fair value each reporting period. Any changes in the estimated fair value are recorded in the consolidated statements of operations and comprehensive loss. Contingent consideration payments that do not fall within the scope of ASC 815 are recognized when the amounts are probable and estimable according to ASC 450.

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

Allowance for Current Expected Credit Losses

The Company evaluates the long-term royalty and commercial payment receivables on a collective (i.e., pool) basis if they share similar risk characteristics. The Company evaluates a royalty and commercial payment receivable individually if its risk characteristics are not similar to other royalty and commercial payment receivables. The Company reviews public information on clinical trials, press releases and updates from its partners regularly to identify any impairment indicators or changes in expected recoverability of the long-term royalty and commercial payment receivable asset. At each reporting date, if the Company determines expected future cash flows discounted to the current period are less than the carrying value of the asset, the Company will record an impairment charge. The impairment charge will be recognized as an allowance expense that increases the long-term royalty and commercial payment receivable asset’s cumulative allowance, which reduces the net carrying value of the long-term royalty and commercial payment receivable asset. In a subsequent period, if there is an increase in expected future cash flows, or if the actual cash flows are greater than previously expected, the Company will reduce the previously established cumulative allowance. Amounts not expected to be collected are written off against the allowance at the time that such a determination is made.

Asset Acquisitions

As a first step, for each acquisition, the Company determines if it is an acquisition of a business or an asset acquisition under ASC 805. Acquisitions of assets or a group of assets that do not meet the definition of a business are accounted for as asset acquisitions under ASC 805-50, using the cost accumulation method, whereby the cost of the acquisition, including certain transaction costs, is allocated to the assets acquired on the basis of relative fair values (see Note 4).

Contingent payments are evaluated whether they are freestanding instruments or embedded derivatives. If the contingent payments fall within the scope of ASC 815, the contingent payments are measured at fair value at the acquisition date, and are subject to remeasurement to fair value each reporting period. The estimated fair value at the acquisition date is included in the cost of the acquired assets. Any subsequent changes in the estimated fair value are recorded in the consolidated statements of operations and comprehensive loss. Contingent consideration payments that do not fall within the scope of ASC 815 are recognized when the amount is probable and estimable according to ASC 450.

Cash payments related to acquired assets are reflected as an investing cash flow in the Company’s consolidated statements of cash flows.

Intangible Assets

The identifiable intangible asset consists of IP acquired in the ObsEva IP Acquisition Agreement in 2022. This intangible asset was amortized on a straight-line basis over its estimated useful life of 17 years. The straight-line method of amortization represented the Company’s best estimate of the distribution of the economic value of the identifiable intangible asset. The intangible asset was carried at cost less accumulated amortization. Amortization was included in amortization of intangible assets in the consolidated statements of operations and comprehensive loss.

Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparison of the carrying amount of an asset group to the future net undiscounted cash flows that the assets are expected to generate. If the carrying amount of an asset group exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset group exceeds the fair value of the asset group. As of December 31, 2023, the termination of the Organon License agreement indicated that the carrying amount of $14.2 million was not recoverable and the Company wrote off the entire finite-lived intangible asset in the consolidated balance sheet and included a $14.2 million impairment charge in the consolidated statement of operations and comprehensive loss.

Leases

The Company leases its headquarters in Emeryville, California. The Company determines the initial classification and measurement of its right-of-use assets and lease liabilities at the lease commencement date and thereafter if modified. The lease term includes any renewal options and termination options that the Company is reasonably certain to exercise. The present value of lease payments is determined by using the interest rate implicit in the lease, if that rate is readily determinable; otherwise, the Company uses its incremental borrowing rate. The incremental borrowing rate is determined by using the rate of interest that the Company would pay to borrow on a collateralized basis an amount equal to the lease payments for a similar term and in a similar economic environment. The Company estimated its incremental borrowing rate by adjusting the interest rate on its fully collateralized debt for the lease term length.

Rent expense for the operating lease is recognized on a straight-line basis, over the reasonably assured lease term based on total lease payments and is included in operating expenses in the consolidated statements of operations and comprehensive loss.

The Company has elected the practical expedient to not separate lease and non-lease components. The Company’s non-lease components are primarily related to property maintenance, which varies based on future outcomes, and thus are recognized in rent expense when incurred.

The Company has also elected not to record on the consolidated balance sheets a lease for which the term is 12 months or less and does not include a purchase option that the Company is reasonably certain to exercise.

Long-Term Debt

Long-term debt represents the Company’s term loan under the Blue Owl Loan Agreement, which the Company has accounted for as a debt financing arrangement. Interest expense is accrued using the effective interest rate method over the estimated period the loan will be repaid. The allocated debt discount and debt issuance costs have been recorded as a direct deduction from the carrying amount of the related debt in the consolidated balance sheets and are being amortized and recorded as interest expense throughout the expected life of the Blue Owl Loan using the effective interest rate method. The Company considered whether there were any embedded features in the Blue Owl Loan Agreement that require bifurcation and separate accounting as derivative financial instruments pursuant to ASC 815. See Note 8.

Warrants

The Company has issued warrants to purchase shares of its common stock in connection with its financing activities. The Company classifies these warrants as equity and recorded the warrants at fair value as of the date of issuance on the Company’s consolidated balance sheet with no subsequent remeasurement. The issuance date fair value of the outstanding warrants was estimated using the Black-Scholes Model. The Black-Scholes Model required inputs such as the expected term of the warrants, expected volatility and risk-free interest rate. These inputs were subjective and required significant analysis and judgment. For the estimate of the expected term, the Company used the full remaining contractual term of the warrant. The estimate of expected volatility assumption is based on the historical price volatility observed on the Company’s common stock. The risk-free rate is based on the yield available on U.S. Treasury zero-coupon issues corresponding to the expected term of the warrants.

Income Taxes

The Company accounts for income taxes using the liability method under which deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount which is more likely than not to be realizable.

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

Net Loss per Share Attributable to Common Stockholders

The Company calculates basic and diluted loss per share attributable to common stockholders using the two-class method. The Company’s convertible Series X Preferred Stock participate in any dividends declared by the Company on its common stock and are therefore considered to be participating securities. The Company’s Series A and Series B Preferred Stock do not participate in any dividends or distribution by the Company on its common stock and are therefore not considered to be participating securities.

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

Accounting Pronouncements Recently Adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (ASC 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 replaced the incurred loss impairment methodology under current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. ASU 2016-13 requires use of a forward-looking expected credit loss model for accounts receivables, loans, and other financial instruments. Adoption of the standard requires using a modified retrospective approach through a cumulative-effect adjustment to retained earnings as of the effective date to align existing credit loss methodology with the new standard. The Company adopted ASU 2016-13 and related updates on January 1, 2023. The adoption of ASU 2016-13 had no impact on the consolidated financial statements.

In October 2021, the FASB issued ASU 2021-08, Business Combinations – Accounting for Contract Assets and Contact Liabilities from Contracts with Customers. The guidance is intended to improve the accounting for acquired revenue contracts with customers in a business combination by addressing diversity in practice. The guidance requires an acquirer to recognize and measure contract assets and liabilities acquired in a business combination in accordance with ASC 606 as if they had originated the contracts, as opposed to at fair value on the acquisition date. The Company adopted ASU 2021-08 and related updates on January 1, 2023. The adoption of ASU 2021-08 had no impact on the consolidated financial statements.

Recent Accounting Pronouncements Not Yet Adopted

In October 2023, the FASB issued ASU 2023-06, Disclosure Improvements: Codification Amendments in Response to the Securities and Exchange Commission’s Disclosure Update and Simplification Initiative. ASU 2023-06 incorporates 14 of the 27 disclosure requirements published in SEC Release No. 33-10532: Disclosure Update and Simplification into various topics within the ASC. ASU 2023-06's amendments represent clarifications to, or technical corrections of, current requirements. For SEC registrants, the effective date for each amendment will be the date on which the SEC removes that related disclosure from its rules. Early adoption is prohibited. The Company does not expect the standard to have a material impact on its consolidated financial statements and disclosures.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting, which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. The amendments in ASU 2023-07 are effective for all public entities for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company plans to adopt annual requirements under ASU 2023-07 on January 1, 2024 and interim requirements under ASU 2023-07 on January 1, 2025. The Company is currently evaluating the impact that the updated standard will have on its financial statement disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which includes amendments that further enhance income tax disclosures, primarily through standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. The amendments are effective for all public entities for fiscal years beginning after December 15, 2024. Early adoption is permitted and should be applied either prospectively or retrospectively. The Company plans to adopt ASU 2023-09 and related updates on January 1, 2025. The Company is currently evaluating the impact that the updated standard will have on its financial statement disclosures.

3. Consolidated Financial Statement Details

Equity Securities

As of December 31, 2023 and 2022, equity securities consisted of an investment in Rezolute’s common stock of $0.2 million and $0.3 million, respectively (see Note 4). For the years ended December 31, 2023 and 2022, the Company recognized a loss of $0.2 million and $0.4 million, respectively, due to the change in fair value of its investment in Rezolute’s common stock in the other income (expense), net line item of the consolidated statements of operations and comprehensive loss.

Intangible Assets, Net

The following table summarizes cost, accumulated amortization, impairment charge and net carrying value of the Company’s intangible assets as of December 31, 2023 (in thousands):

		Accumulated	Impairment	Net Carrying
	Cost	Amortization	Charge (1)	Value
As of December 31, 2023
Ebopiprant IP (Note 4)	$15,247	$994	$14,253	$—
Total intangible assets	$15,247	$994	$14,253	$—

(1)As of December 31, 2023, the termination of the Organon License agreement indicated that the carrying amount of $14.2 million for the Ebopiprant IP was not recoverable and the Company wrote off the entire finite-lived intangible asset in the consolidated balance sheets and included a $14.2 million impairment charge in the consolidated statements of operations and comprehensive loss.

The following table summarizes cost, accumulated amortization, and net carrying value of intangible assets as of December 31, 2022 (in thousands):

		Accumulated	Net Carrying
	Cost	Amortization	Value
As of December 31, 2022
Ebopiprant IP (Note 4)	$15,247	$97	$15,150
Total intangible assets	$15,247	$97	$15,150

Accrued and Other Liabilities

Accrued and other liabilities consisted of the following (in thousands):

	December 31,	December 31,
	2023	2022
Accrued incentive compensation	1,203	562
Accrued legal and accounting fees	791	867
Accrued payroll, severance and retention costs	149	1,449
Other accrued liabilities	625	40
Total	$2,768	$2,918

Arbitration Proceeding

In June 2021, the Company initiated a binding arbitration proceeding with one of its licensees (the “Licensee”) at the American Arbitration Association/International Centre for Dispute Resolution, and sought milestone and royalty payments under its license agreement. A hearing before a panel of arbitrators was held in November 2022, and the parties submitted post-hearing briefs. On March 21, 2023, the Company received an adverse decision in this arbitration proceeding. The panel of arbitrators declined to award the Company damages and ruled that the license agreement had expired. The panel ruled that the Company was responsible for the Licensee’s costs as well as arbitrators’ fees and administrative fees previously incurred by the Licensee of $4.1 million, which the Company paid in April 2023.

4. Licensing and Other Arrangements

Takeda

On November 1, 2006, the Company entered into the Takeda Collaboration Agreement with Takeda under which the Company agreed to discover and optimize therapeutic antibodies against multiple targets selected by Takeda.

Under the terms of the Takeda Collaboration Agreement, the Company may receive an aggregate of up to $19.0 million relating to TAK-079 (mezagitamab) and low single-digit royalties on future sales of all products subject to this license. The Company’s right to receive milestone payments expires on the later of the receipt of payment from Takeda of the last amount to be paid under the agreement or the cessation by Takeda of all research and development activities with respect to all program antibodies, collaboration targets or collaboration products. The Company’s right to receive royalties expires on the later of 13.5 years from the first commercial sale of each royalty-bearing discovery product or the expiration of the last-to-expire licensed patent (or 12 years from first commercial sale if there is significant generic competition post patent-expiration).

In February 2009, the Company expanded the existing collaboration to provide Takeda with access to multiple antibody technologies, including a suite of research and development technologies and integrated information and data management systems. The Company may receive milestones of up to $3.3 million per discovery product candidate and low single-digit royalties on future sales of all antibody products subject to this license. The Company’s right to receive milestone payments expires on the later of the receipt of payment from Takeda of the last amount to be paid under the agreement or the cessation by Takeda of all research and development activities with respect to all program antibodies, collaboration targets or collaboration products. The Company’s right to receive royalties expires on the later of 10 years from the first commercial sale of such royalty-bearing discovery product or the expiration of the last-to-expire licensed patent.

In November 2020, the first patient was dosed in Takeda’s Phase 2 study of mezagitamab and the Company earned a $2.0 million milestone payment from Takeda.

In August 2021, Molecular Templates, Inc., assumed full rights to TAK-169 from Takeda, including full control of TAK-169 clinical development, per the terms of its terminated collaboration agreement with Takeda.

In January 2022, the Company earned a development milestone pursuant to the Takeda Collaboration and recognized $0.8 million as revenue from contracts with customers in the consolidated statement of operations and comprehensive loss for the year ended December 31, 2022.  No milestone revenue was recognized for the year ended December 31, 2023.

The Company recognized annual license fee revenue of $0.1 million from Takeda in the consolidated statement of operations and comprehensive loss for the each of the years ended December 31, 2023 and 2022.

As of December 31, 2023 and 2022, there were no contract assets or contract liabilities related to this arrangement and none of the costs to obtain or fulfill the contract were capitalized. The Company has received $3.0 million of milestone payments since the inception of the agreement and is eligible to receive additional milestone payments of up to $16.0 million under the Takeda Collaboration Agreement.

Rezolute

On December 6, 2017, the Company entered into a license agreement with Rezolute pursuant to which the Company granted an exclusive global license to Rezolute to develop and commercialize RZ358 (previously known as “X358”) products for all indications. In addition, the Company entered into a common stock purchase agreement with

Rezolute pursuant to which Rezolute agreed to issue to the Company, as consideration for receiving the license for RZ358, a certain number of its common stock in connection with any future equity financing activities.

Under the terms of the license agreement, Rezolute is responsible for all development, regulatory, manufacturing and commercialization activities associated with RZ358 and is required to make certain development, regulatory and commercial milestone payments to the Company of up to an aggregate of $232.0 million based on the achievement of pre-specified criteria. Under the license agreement, the Company is also eligible to receive royalties ranging from the high single-digits to the mid-teens based upon annual net sales of any commercial product incorporating RZ358.

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

Rezolute’s obligation to pay royalties with respect to a particular RZ358 product and country will continue for the later of the date of expiration of the last valid patent claim covering the product in each country, or 12 years from the date of the first commercial sale of the product in each country. Rezolute’s future royalty obligations in the U.S. will be reduced by 20% if the manufacture, use or sale of a licensed product is not covered by a valid patent claim, until such a claim is confirmed.

Pursuant to the license agreement, XOMA is eligible to receive a low single-digit royalty on sales of Rezolute’s other non-RZ358 products from its current programs, including RZ402 which is in Phase 1 clinical study. Rezolute’s obligation to pay royalties with respect to a particular Rezolute product and country will continue for the longer of 12 years from the date of the first commercial sale of the product in each country or for so long as Rezolute or its licensee is selling such product in any country, provided that any such licensee royalty will terminate upon the termination of the licensee’s obligation to make payments to Rezolute based on sales of such product in each country.

The license agreement contains customary termination rights relating to material breach by either party. Rezolute also has a unilateral right to terminate the license agreement in its entirety on ninety days’ notice at any time. To the extent permitted by applicable laws, the Company has the right to terminate the license agreement if Rezolute challenges the licensed patents.

No consideration was exchanged upon execution of the arrangement. In consideration for receiving the license for RZ358, Rezolute agreed to issue shares of its common stock and pay cash to the Company upon the occurrence of any future equity financing activities.

The license agreement was subsequently amended in 2018, 2019 and 2020. Pursuant to the terms of the license agreement as amended, the Company received a total of $6.0 million upon Rezolute’s equity financing activities and $8.5 million in installment payments through October 2020. The Company also received 161,861 shares of Rezolute’s common stock (as adjusted for the 1:50 reverse stock split in October 2020).

In January 2022, Rezolute dosed the last patient in its Phase 2b clinical trial for RZ358, which triggered a $2.0 million milestone payment due to the Company pursuant to the Rezolute License Agreement, as amended.

No revenue was recognized for the year ended December 31, 2023. The Company recognized $2.0 million from contracts with customers in the consolidated statement of operations and comprehensive loss for the year ended December 31, 2022.

As of December 31, 2023 and 2022, there were no contract assets or contract liabilities related to this arrangement. None of the costs to obtain or fulfill the contract were capitalized.

Janssen

In August 2019, the Company entered into an agreement with Janssen pursuant to which the Company granted a non-exclusive license to Janssen to develop and commercialize certain product candidates, including XOMA’s patents and know-how. Under the agreement, Janssen made a one-time payment of $2.5 million to XOMA. Additionally, for each product candidate, the Company is entitled to receive milestone payments of up to $3.0 million upon Janssen’s achievement of certain clinical development and regulatory approval milestones. Additional milestone payments may be due for product candidates which are the subject of multiple clinical trials. Upon commercialization, the Company is eligible to receive 0.75% royalty on net sales of each product. Janssen’s obligation to pay royalties with respect to a particular product and country will continue until the eighth-year-and-sixth-month anniversary of the first commercial sale of the product in such country. The agreement will remain in effect unless terminated by mutual written agreement.

The Company concluded that the agreement should be accounted for separately from any prior arrangements with Janssen and that the license grant is the only performance obligation under the new agreement. The Company recognized the entire one-time payment of $2.5 million as revenue for the year ended December 31, 2019 as it had completed its performance obligation.

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

As of December 31, 2023 and 2022, there were no contract assets or contract liabilities related to this arrangement. None of the costs to obtain or fulfill the contract were capitalized.

The Company recognized milestone payments of $1.5 million in the consolidated statement of operations and comprehensive loss for the year ended December 31, 2023.  The Company did not recognize any revenue related to this arrangement in 2022.

ObsEva

On November 21, 2022, the Company entered into the ObsEva IP Acquisition Agreement pursuant to which the Company acquired all of ObsEva’s intellectual property (patents and know-how) and license agreement rights related to ebopiprant, an investigational compound previously licensed by ObsEva from Merck KGaA. The Company also assumed ObsEva’s ongoing rights and obligations under the Organon License Agreement and the Merck KGaA License Agreement. Pursuant to the Organon License Agreement, XOMA was eligible to receive up to $475.0 million in payments for ebopiprant development, commercialization and sales-based milestones. If ebopiprant was successfully commercialized, the Company would have been entitled to receive royalties on net sales that range from low to mid-teens from Organon and would have been required to make mid-single-digit royalty payments on net sales to Merck KGaA. The Company paid ObsEva a $15.0 million upfront payment at closing and would have paid potential earn-out payments of up to $97.5 million for development, regulatory and sales-based milestones, representing a portion of what the Company would have received pursuant to the Organon License Agreement.

The transaction was treated as an acquisition of a finite-lived intangible asset (see Note 2). As such, the Company’s cost to acquire said intangible asset was $15.2 million, which consisted of $15.0 million cash paid upon closing of the ObsEva IP Acquisition Agreement and direct incremental transaction costs of $0.2 million, which was recognized as a long-term asset in the consolidated balance sheet for the year ended December 31, 2022. The estimated useful life of the intangible asset at acquisition represented 17 years. No impairment indicators were identified, and no impairment was recorded as of December 31, 2022. The Company recognized $0.9 million and $0.1 million of amortization expense in the consolidated statements of operations and comprehensive loss for the years ended December 31, 2023 and 2022, respectively.

The Company concluded that the development and regulatory milestone payments of $46.5 million, sales-based milestones payments of $51.0 million and royalty payments to Merck KGaA did not meet the definition of a derivative under ASC 815 and a liability would have been recognized at the time that the underlying revenue was recognized under the Organon License Agreement for the corresponding development and regulatory milestone payments, sales-based milestone payments, and royalty payments. ASC 450 would require recognition of the contingent consideration if it is probable that a liability has been incurred and the amount of that liability can be reasonably estimated. Due to the nature of the non-sales and sales-based milestones the Company expected the contingent payments to be probable of payment at the same time that revenue from the Organon License Agreement would have been recorded.

On October 23, 2023, Organon notified the Company of its intent to terminate for convenience the Organon License Agreement, which XOMA assumed pursuant to the ObsEva IP Acquisition Agreement dated November 21, 2022. The termination was effective as of January 21, 2024. The Company will not be entitled to any milestone payments with respect to any milestone achieved by Organon following the notice of termination. No material early termination penalties will be payable by either party. The Company evaluated the related intangible asset balance for impairment in the fourth quarter of 2023 and recorded an impairment charge of $14.2 million, writing off the entire finite-lived intangible asset in the consolidated balance sheet and recognizing an intangible asset impairment in its consolidated statement of operations and comprehensive loss.

The Company did not recognize any revenue related to this arrangement during the years ended December 31, 2023 and 2022.

Novartis – Anti-TGFβ Antibody (NIS793)

On September 30, 2015, the Company and Novartis entered into the Anti-TGFβ Antibody License Agreement under which the Company granted Novartis an exclusive, world-wide, royalty-bearing license to the Company’s anti-transforming growth factor beta (“TGFβ”) antibody program (now “NIS793”). Under the terms of the Anti-TGFβ Antibody License Agreement, Novartis has worldwide rights to NIS793 and is responsible for the development and commercialization of antibodies and products containing antibodies arising from NIS793. Unless terminated earlier, the Anti-TGFβ Antibody License Agreement will remain in effect, on a country-by-country and product-by-product basis, until Novartis’ royalty obligations end. The Anti-TGFβ Antibody License Agreement contains customary termination rights relating to material breach by either party. Novartis also has a unilateral right to terminate the Anti-TGFβ Antibody License Agreement on an antibody-by-antibody and country-by-country basis or in its entirety upon 180 days’ notice.

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

As of December 31, 2023 and 2022, there were no contract assets or contract liabilities related to this arrangement. None of the costs to obtain or fulfill the contract were capitalized. The Company did not recognize any revenue related to this arrangement during the years ended December 31, 2023 and 2022.

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

As of December 31, 2023 and 2022, there were no contract assets or contract liabilities related to this arrangement and none of the costs to obtain or fulfill the contract were capitalized. The Company did not recognize any revenue related to this arrangement during the years ended December 31, 2023 and 2022.

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

The Company classified the proceeds received from HCRP as unearned revenue, to be recognized as revenue under the units-of-revenue method over the life of the license agreements because of the Company’s limited continuing involvement in the Royalty Sale Agreements. Such limited continuing involvement is related to the Company’s undertaking to cooperate with HCRP in the event of litigation or a dispute related to the license agreements. Because the transaction was structured as a non-cancellable sale, the Company does not have significant continuing involvement in the generation of the cash flows due to HCRP and there are no guaranteed rates of return to HCRP, the Company recorded the total proceeds of $18.0 million as unearned revenue recognized under the units-of-revenue method. The Company allocated the total proceeds between the two Royalty Sale Agreements based on the relative fair value of expected payments to be made to HCRP under the license agreements. The unearned revenue is being recognized as revenue over the life of the underlying license agreements under the "units-of-revenue" method. Under this method, amortization for a reporting period is calculated by computing a ratio of the allocated proceeds received from HCRP to the payments expected to be made by the licensees to HCRP over the term of the Royalty Sale Agreements, and then applying that ratio to the period’s cash payment. During the third quarter of 2018, the Shire product underlying the Dyax Corp. license agreement was approved, and the Company began recognizing revenue under the units-of-revenue method due to sales of the approved product.

The Company recognized $2.1 million and $1.9 million as revenue under the units-of-revenue method under these arrangements during the years ended December 31, 2023 and 2022, respectively. As of December 31, 2022, the current and non-current portion of the remaining unearned revenue recognized under the units-of-revenue method was $1.9 million and $9.6 million, respectively. As of December 31, 2023, the Company classified $2.1 million and $7.2 million as current and non-current unearned revenue recognized under the units-of-revenue method, respectively.

5. Royalty and Commercial Payment Purchase Agreements

Short-term royalty and commercial payment receivables were $14.2 million and $2.4 million as of December 31, 2023 and 2022, respectively. Long-term royalty and commercial payment receivables were $58.0 million and $63.7 million as of December 31, 2023 and 2022, respectively.

LadRx Agreements

On June 21, 2023, the Company entered into the LadRx AAA pursuant to which the Company acquired from LadRx all of its rights, title and interest related to arimoclomol under an asset purchase agreement dated May 13, 2011 between Zevra and LadRx. The Company also entered into the LadRx RPA, pursuant to which the Company acquired the right to receive all of the future royalties, regulatory and commercial milestone payments as well as other related payments due to LadRx from ImmunityBio related to aldoxorubicin under a license agreement dated July 27, 2017, as amended on September 27, 2018, between ImmunityBio and LadRx.

The purchased rights related to arimoclomol include potential regulatory and commercial milestone payments of up to $52.5 million (net of certain payment obligations of up to $9.5 million based on a portion of the regulatory and commercial milestone payments) and potential royalty payments in low single-digit percentages of aggregate net sales associated with arimoclomol.

The purchased payments related to aldoxorubicin include potential regulatory and commercial milestone payments of up to $342.7 million and royalty payments on aggregate net sales of aldoxorubicin in the low to mid-teens for sales of orphan indications and mid to high single-digit percentages for sales of other licensed products.

Upon closing of the LadRx Agreements, the Company paid LadRx an upfront payment of $5.0 million and may pay up to an additional $6.0 million in regulatory and commercial sales milestone payments which included $5.0 million related to regulatory milestone payments and $1.0 million related to commercial sales milestone payments. The Company concluded that the regulatory milestone payments of $5.0 million met the definition of a derivative under ASC 815 and should be accounted for at fair value and recorded as a current liability at the inception of the transaction. The fair value of the regulatory milestone payments was estimated to be $1.0 million. The Company concluded the commercial milestone payment of $1.0 million did not meet the definition of a derivative under ASC 815 and a liability will be recognized when probable and estimable.

At the inception of the LadRx Agreements, the Company recorded $6.0 million as long-term royalty receivables related to the aggregate of the arimoclomol and aldoxorubicin payment rights acquired, which included the $5.0 million upfront payment and $1.0 million for the estimated fair value of the regulatory milestone payments.

As of December 31, 2023, there was no change in the estimated fair value of the regulatory milestone payments from the initial value. On January 11, 2024, the milestone was achieved and the Company made a $1.0 million milestone payment to LadRx (see Note 15).

Under the cost recovery method, the Company does not expect to recognize any income related to royalties, milestone payments and other payments until the purchase price has been fully collected. The Company performed its impairment assessment and no allowance for credit losses was recorded as of December 31, 2023.

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

The Company is eligible to receive a mid-single digit percentage of all IXINITY quarterly net sales from January 1, 2023 until the first quarter of 2035, and will be entitled to milestone payments of up to $5.3 million.

At the inception of the Aptevo CPPA, the Company recorded $9.7 million as long-term royalty receivables in its consolidated balance sheet which included a $9.6 million upfront payment and a $50,000 one-time payment, which would be due if XOMA received more than $0.5 million in receipts for first quarter 2023 sales of IXINITY. At inception of the agreement, the Company concluded the one-time payment of $50,000 was probable and reasonably estimable. Therefore, the payment was recorded as a contingent liability under ASC 450 in the consolidated balance sheet (the “Aptevo Contingent Consideration”) at inception. The Company paid the one-time payment of $50,000 in June 2023 when related receipts exceeded $0.5 million.

In 2023, the Company received total commercial payments pursuant to the Aptevo CPPA of $1.7 million. In accordance with the cost recovery method, the cash received was recorded as a direct reduction of the long-term royalty receivable balance.

Though the Company is unable to reasonably estimate its commercial payment stream from sales of future net sales and the commercial payments to be received under the agreement, it has a more accurate projection of the commercial payments expected for the twelve-month period following the consolidated balance sheet date of December 31, 2023 and, as such, $2.0 million was recorded as short-term royalty and commercial payment receivables.

Under the cost recovery method, the Company does not expect to recognize any income related to milestones and commercial payment received until the purchase price has been fully collected. The Company performed its impairment assessment and no allowance for credit losses was recorded as of December 31, 2023.

Agenus Royalty Purchase Agreement

On September 20, 2018, the Company entered into the Agenus RPA, pursuant to which the Company acquired the right to receive 33% of the future royalties on six Incyte Europe S.a.r.l. (“Incyte”) immuno-oncology assets, currently in development, due to Agenus from Incyte (net of certain royalties payable by Agenus to a third party) and 10% of all future developmental, regulatory and commercial milestone payments related to these assets. However, the Company did not have a right to the expected near-term milestone associated with the entry of INCAGN2390 (anti-TIM-3) into its Phase

1 clinical trial. The future royalties due to Agenus from Incyte are based on low single to mid-teen digit percentages of applicable net sales.

In addition, the Company acquired the right to receive 33% of the future royalties on MK-4830, an immuno-oncology product, due to Agenus from Merck and 10% of all future developmental, regulatory and commercial milestones related to this asset. The future royalties due to Agenus from Merck are based on low single-digit percentage of applicable net sales. Pursuant to the Agenus RPA, the Company’s share in future potential development, regulatory and commercial milestones is up to $59.5 million. There is no limit on the amount of future royalties on sales that the Company may receive under the agreements.

Under the terms of the Agenus RPA, the Company paid Agenus an upfront payment of $15.0 million. At the inception of the agreement, the Company recorded $15.0 million as long-term royalty receivables in the consolidated balance sheets.

In November 2020, MK-4830 advanced into Phase 2 development, and Agenus earned a $10.0 million clinical development milestone payment under its license agreement with Merck, of which the Company earned $1.0 million. In accordance with the cost recovery method, the $1.0 million milestone payment received was recorded as a direct reduction of the recorded long-term royalty receivable balance.

As of December 31, 2023, no payments were probable to be received under the Agenus RPA in the near term. Under the cost recovery method, the Company does not expect to recognize any income related to milestone and royalty payments received until the purchase price has been fully collected. The Company performed its impairment assessment and no allowance for credit losses was recorded as of December 31, 2023.

Bioasis Royalty Purchase Agreement

On February 25, 2019, the Company entered into the Bioasis RPA, pursuant to which the Company acquired potential future milestone and royalty rights from Bioasis for product candidates that were being developed pursuant to a license agreement between Bioasis and Prothena Biosciences Limited.

At the inception of the agreement, the Company recorded $0.4 million as long-term royalty receivables in its consolidated balance sheet, including the estimated fair value of the contingent future cash payments upon achievement of certain development milestones (the “Bioasis Contingent Consideration”) of $75,000.

On November 2, 2020, the Company entered into the Second Bioasis RPA, pursuant to which the Company acquired potential future milestone and other payments, and royalty rights from Bioasis for product candidates that were being developed pursuant to a research collaboration and license agreement between Bioasis and Chiesi. The Company paid Bioasis $1.2 million upon the closing of the Second Bioasis RPA for the purchased rights.

At the inception of the Second Bioasis RPA, the Company recorded $1.2 million as long-term royalty receivables in its consolidated balance sheet.

On June 20, 2023, Bioasis announced the suspension of all of its operations and the termination of the research collaboration and license agreement between Bioasis and Chiesi. As a result, the Company recorded an impairment charge of $1.6 million in its consolidated statement of operations and comprehensive loss and a reduction of $1.6 million under long-term royalty receivables related to the Bioasis RPA and Second Bioasis RPA. Due to the assessment that the credit loss will not potentially reverse in the future, the Company wrote off the royalty asset receivable and no allowance for credit losses was recorded as of December 31, 2023. The fair value of the Bioasis Contingent Consideration was reduced to zero with the change in the estimated fair value recognized in other income (expense), net in the consolidated statement of operations and comprehensive loss.

Aronora Royalty Purchase Agreement

On April 7, 2019, the Company entered into the Aronora RPA which closed on June 26, 2019. Under the Aronora RPA, the Company acquired the right to receive future royalties and a portion of upfront, milestone and option payments (the “Non-Royalties”) related to five anti-thrombotic hematology product candidates. Three candidates were subject to Aronora’s collaboration with Bayer (the “Bayer Products”), including one which was subject to an exclusive license option by Bayer. The Company will receive 100% of future royalties and 10% of future Non-Royalties economics from these Bayer Products. The other two candidates are unpartnered (the “non-Bayer Products”) for which the Company will receive a low single-digit percentage of net sales and 10% of Non-Royalties. The future payment percentage for Non-Royalties will be reduced from 10% to 5% upon the Company’s receipt of two times the total cumulative amount of consideration paid by the Company to Aronora. In July 2020, Bayer elected to not exercise its option on the third Bayer Product and that product is now subject to the same economic terms as the non-Bayer Products.

Under the terms of the Aronora RPA, the Company paid Aronora a $6.0 million upfront payment at the close of the transaction. The Company financed $3.0 million of the upfront payment with a term loan under its Loan and Security Agreement with SVB. The Company was required to make a contingent future cash payment of $1.0 million for each of the three Bayer Products that were active on September 1, 2019 (up to a total of $3.0 million, the “Aronora Contingent Consideration”). Pursuant to the Aronora RPA, if the Company receives at least $25.0 million in cumulative royalties on net sales per product, the Company will be required to pay associated tiered milestone payments to Aronora in an aggregate amount of up to $85.0 million per product (the “Royalty Milestones”). The Royalty Milestones are paid based upon various royalty tiers prior to reaching $250.0 million in cumulative royalties on net sales per product. Royalties per product in excess of $250.0 million are retained by the Company.

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

As of December 31, 2023, no payments were probable to be received under the Aronora RPA in the near term. Under the cost recovery method, the Company does not expect to recognize any income related to milestones and royalties received until the purchase price has been fully collected. The Company performed its impairment assessment and no allowance for credit losses was recorded as of December 31, 2023.

Palobiofarma Royalty Purchase Agreement

On September 26, 2019, the Company entered into the Palo RPA, pursuant to which the Company acquired the rights to potential royalty payments in low single-digit percentages of aggregate net sales associated with six product candidates in various clinical development stages, targeting the adenosine pathway with potential applications in solid tumors, non-Hodgkin’s lymphoma, asthma/chronic obstructive pulmonary disease, ulcerative colitis, idiopathic pulmonary fibrosis, lung cancer, psoriasis and nonalcoholic steatohepatitis and other indications (the “Palo Licensed Products”) that are being developed by Palo.

Under the terms of the Palo RPA, the Company paid Palo an upfront payment of $10.0 million payment at the close of the transaction, which occurred simultaneously upon parties’ entry into the Palo RPA on September 26, 2019. At the inception of the agreement, the Company recorded $10.0 million as long-term royalty receivables in its consolidated balance sheet.

As of December 31, 2023, no payments were probable to be received under the Palo RPA in the near term. Under the cost recovery method, the Company does not expect to recognize any income related to royalties received until the purchase price has been fully collected. The Company performed its impairment assessment and no allowance for credit losses was recorded as of December 31, 2023.

Viracta Royalty Purchase Agreement

On March 22, 2021, the Company entered into the Viracta RPA, pursuant to which the Company acquired the right to receive future royalties, milestone payments and other payments related to two clinical-stage drug candidates for an upfront payment of $13.5 million. The first candidate, DAY101 (a pan-RAF kinase inhibitor), is being developed by Day One Biopharmaceuticals, and the second candidate, vosaroxin (a topoisomerase II inhibitor), is being developed by Denovo Biopharma. The Company acquired the right to receive (i) up to $54.0 million in potential milestone payments, potential royalties on sales, if approved, and other payments related to DAY101, excluding up to $5.0 million retained by Viracta, and (ii) up to $57.0 million in potential regulatory and commercial milestones and high single-digit royalties on sales related to vosaroxin, if approved.

At the inception of the Viracta RPA, the Company recorded $13.5 million as long-term royalty receivables in its consolidated balance sheet.

On October 30, 2023, the Company earned a $5.0 million milestone payment pursuant to the Viracta RPA related to the FDA’s acceptance of Day One Biopharmaceuticals’ NDA for tovorafenib. In accordance with the cost recovery method, the $5.0 million milestone payment received was recorded as a direct reduction of the recorded long-term royalty receivable balance. As of December 31, 2023, no further payments were probable to be received under the Viracta RPA in the near term.

Under the cost recovery method, the Company does not expect to recognize any income related to royalties, milestone payments and other payments until the purchase price has been fully collected. The Company performed its impairment assessment and no allowance for credit losses was recorded as of December 31, 2023.

Kuros Royalty Purchase Agreement

On July 14, 2021, the Company entered into the Kuros RPA, pursuant to which the Company acquired the rights to 100% of the potential future royalties from commercial sales, which are tiered from high single-digit to low double-digits, and up to $25.5 million in pre-commercial milestone payments associated with an existing license agreement related to Checkmate Pharmaceuticals’ vidutolimod (CMP-001), a Toll-like receptor 9 agonist, packaged in a virus-like particle, for an upfront payment of $7.0 million. The Company may pay up to an additional $142.5 million to Kuros in sales-based milestone payments.

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

As of December 31, 2023, no payments were probable to be received under the Kuros RPA in the near term. Under the cost recovery method, the Company does not expect to recognize any income related to royalties, milestone payments and other payments until the purchase price has been fully collected. The Company performed its impairment assessment and no allowance for credit losses was recorded as of December 31, 2023.

Affitech Commercial Payment Purchase Agreement

On October 6, 2021, the Company entered into the Affitech CPPA, pursuant to which, the Company purchased a future stream of commercial payment rights to Roche’s faricimab from Affitech for an upfront payment of $6.0 million. The Company is eligible to receive 0.5% of future net sales of faricimab for a ten-year period following the first commercial sales in each applicable jurisdiction. Under the terms of the Affitech CPPA, the Company may pay up to an additional $20.0 million based on the achievement of certain regulatory and sales milestones. At the inception of the Affitech CPPA, the Company recorded $14.0 million as long-term royalty receivables which included the $6.0 million upfront payment and $8.0 million in regulatory milestone payments in its consolidated balance sheet. The Company concluded the regulatory milestone payments of $8.0 million met the definition of a derivative under ASC 815 and should be accounted at fair value and recorded as a current liability at the inception of the transaction. Therefore, the regulatory milestone payments were recorded as contingent liabilities in its consolidated balance sheet. The Company concluded the sales-based milestone payments of up to $12.0 million do not meet the definition of a derivative under ASC 815 and a liability will be recognized when probable and estimable.

In January 2022, Roche received approval from the FDA to commercialize VABYSMO (faricimab-svoa) for the treatment of wet, or neovascular, age-related macular degeneration and diabetic macular edema. In September 2022, Roche received approval from the European Commission to commercialize VABYSMO for the treatment of wet, or neovascular, age-related macular degeneration and visual impairment due to diabetic macular edema. Pursuant to the Affitech CPPA, the Company paid Affitech a $5.0 million milestone payment tied to the U.S. marketing approvals and a $3.0 million milestone payment tied to the EC approvals.

Commercial payments are due from Roche within 60 days of December 31 and June 30 of each year. In accordance with the cost recovery method, commercial payments received are recorded as direct reductions of short-term and long-term receivable balances, as applicable. During the years ended December 31, 2022 and 2023, the Company received $0.5 million and $7.3 million from Roche, respectively.

Though the Company is unable to reasonably estimate its commercial payment stream from sales of future net sales and the commercial payments to be received under the agreement, it had a more accurate projection of the commercial payments expected for the twelve-month period following the consolidated balance sheet date of December 31, 2023 and, as such, $12.2 million was recorded as short-term royalty and commercial payment receivables.

The achievement of the first and second sales-based milestone payment under the Affitech CPPA was considered probable as of December 31, 2023, and the Company recognized a $6.0 million contingent liability in the consolidated balance sheet. The Company may pay up to $6.0 million in additional sales-based milestone payments upon the achievement of certain incremental sales milestones in the future which are not assessed as probable and as a result not recorded as a contingent liability as of December 31, 2023.

Under the cost recovery method, the Company does not expect to recognize any income related to future commercial payment receipts until the purchase price has been fully collected. The Company performed its impairment assessment and no allowance for credit losses was recorded as of December 31, 2023.

The following table summarizes the royalty and commercial payment receivable activities during the years ended December 31, 2023 and 2022 (in thousands):

	Short-Term	Long-Term
Balance as of January 1, 2022	$—	$69,075
Receipt of royalty and commercial payments:
Kuros	—	(2,500)
Affitech	—	(526)
Reclassification to short-term royalty and commercial payment receivable
Affitech	2,366	(2,366)
Balance as of December 31, 2022	$2,366	$63,683
Acquisition of royalty and commercial payment receivables:
Aptevo	—	9,650
LadRx	—	6,000
Receipt of royalty and commercial payments:
Affitech	(7,284)	—
Aptevo	—	(1,673)
Viracta		(5,000)
Impairment of royalty and commercial payment receivables:
Bioasis	—	(1,575)
Reclassification to short-term royalty and commercial payment receivables:
Affitech	17,109	(17,109)
Aptevo	2,024	(2,024)
Recognition of contingent consideration:
Affitech	—	6,000
Balance as of December 31, 2023	$14,215	$57,952

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

The following tables set forth the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as follows (in thousands):

	Fair Value Measurements at December 31, 2023 Using:
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Cash equivalents:
Money market funds	$28,352	$—	$—	$28,352
Total cash equivalents	28,352	—	—	28,352
Equity securities	161	—	—	161
Total financial assets	$28,513	$—	$—	$28,513
Liabilities:
Contingent consideration under RPAs, AAAs and CPPAs, measured at fair value	$—	$—	$1,000	$1,000

	Fair Value Measurements at December 31, 2022 Using:
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Cash equivalents:
Money market funds	$30,334	$—	$—	$30,334
Total cash equivalents	30,334	—	—	30,334
Equity securities	335	—	—	335
Total financial assets	$30,669	$—	$—	$30,669
Liabilities:
Contingent consideration under RPAs, AAAs and CPPAs, measured at fair value	$—	$—	$75	$75

Equity Securities

The equity securities consisted of an investment in Rezolute’s common stock and are classified on the consolidated balance sheets as current assets as of December 31, 2023 and 2022. The equity securities are revalued each reporting period with changes in fair value recorded in the other income (expense), net line item of the consolidated statements of operations and comprehensive loss. As of December 31, 2023 and 2022, the Company valued the equity securities using the closing price for Rezolute’s common stock traded on the Nasdaq Stock Market of $0.99 and $2.07, respectively. The inputs that were used to calculate the fair value of the equity securities were observable prices in active markets and therefore were classified as a Level 1 fair value measurement.

Contingent Consideration

The estimated fair value of the LadRx contingent consideration liability of $1.0 million at the inception of the LadRx Agreements represents the future consideration that is contingent upon the achievement of specified regulatory milestones for the product candidates related to arimoclomol and aldoxorubicin. The fair value measurement is based on significant Level 3 inputs such as anticipated timelines and probability of achieving development milestones of each product candidate. Such contingent consideration is remeasured at fair value at each reporting period with changes in fair value recorded in the other income (expense), net line item of the consolidated statements of operations and comprehensive loss until settlement. As of December 31, 2023, there were no changes in the estimated fair value from the initial value of $1.0 million.

The $0.1 million of contingent consideration as of December 31, 2022 recorded pursuant to the Bioasis RPA was written off during the second quarter of 2023 (see Note 5).

7. Lease Agreement

The Company leases one facility in Emeryville, California under an operating lease. In January 2023, the Company amended the original lease to extend the lease term five months from its original expiration of February 28, 2023 to July 31, 2023 (the “amended lease agreement” or the “amended lease”).

The Company retained no option to further extend, renew or terminate the amended lease under the amended terms and all other material terms and conditions, including the monthly base rent, remained consistent with the original lease.

In accordance with ASC 842, the Company accounted for the amendment to extend the lease term as a modification of the original lease and, as such, remeasured the lease liability and recognized a corresponding adjustment to the right-of-use asset of $0.1 million to reflect the changes in the lease payments due to the extended lease term.

On June 27, 2023, the Company executed the second lease amendment for its corporate headquarters lease in Emeryville, California with the same counterparty, in a different location in the same building to replace its existing amended lease which expired in July 2023 (the “new lease agreement” or the “new lease”). The new lease agreement commenced November 10, 2023 and has a term of 65 months.

Under the new lease agreement, the Company retained access to its original premises under the amended lease which expired in July 2023, until the new premise became available on November 10, 2023. Payments made between when the lease expired in July 2023 and the commencement date of the new premises of November 10, 2023 were recorded as variable lease costs in the consolidated statement of operations and comprehensive loss for the year ended December 31, 2023.

In accordance with ASC 842, the Company accounted for the new lease as a separate contract and the Company recognized an operating lease right-of-use assets of $0.4 million and operating lease liabilities of $0.4 million on November 10, 2023, the commencement date of the lease.

The following table summarizes maturity of the new lease through the 65-month term of the Company’s operating lease liabilities as of December 31, 2023 (in thousands):

Year Ending December 31,	Rent Payments
2024	$83
2025	85
2026	88
2027	91
2028	102
Thereafter	36
Total undiscounted lease payments	485
Present value adjustment	(96)
Total net lease liability	$389

As of December 31, 2023 and 2022, the total net lease liability was $0.4 million and $34,000, respectively.

As of December 31, 2023 the Company’s current and non-current operating lease liabilities were $0.1 million and $0.3 million, respectively. As of December 31, 2022 the Company’s $34,000 lease liability was classified as a current liability.

The following table summarizes the cost components of the Company’s operating leases for the years ended December 31, 2023 and 2022, respectively (in thousands):

	Year Ended December 31,
	2023	2022
Lease costs:
Operating lease cost	$131	$177
Variable lease cost (1)	44	12
Total lease costs	$175	$189

(1)Under the terms of the original, amended and new lease agreements, the Company is also responsible for certain variable lease payments that are not included in the measurement of the lease liability. Variable lease payments include non-lease components such as common area maintenance fees.

The following information represents supplemental disclosure for the consolidated statements of cash flows related to operating leases (in thousands):

	Year Ended December 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows under operating leases	$126	$202

The present value assumptions used in calculating the present value of the lease payments for the Company’s new and original operating lease as of December 31, 2023 and 2022, respectively, were as follows:

	December 31,	December 31,
	2023	2022
Weighted-average remaining lease term	5.33 years (2)	0.17 years (1)
Weighted-average discount rate	8.50%	5.51%

(1)Prior to the extension of the end of the lease term from February 28, 2023 to July 31, 2023.
(2)The new lease that commenced November 10, 2023 has a lease term of 65 months.

8. Long-Term Debt

On December 15, 2023, XOMA transferred to XRL, a newly formed wholly owned subsidiary, all its rights, title and interest in the commercial payments from Roche’s VABYSMO under the Affitech CPPA and related assets (the “Commercial Payments”). The VABYSMO-related assets and rights transferred to XRL are referred to herein as the “Transferred Assets.”

Simultaneously, XRL entered into the Blue Owl Loan Agreement with Blue Owl and lenders, pursuant to which XRL was extended certain senior secured credit facilities in an aggregate principal amount of up to $140.0 million. The principal and interest of the loan are to be paid from the Commercial Payments. XRL is obligated to make semi-annual interest payments, starting in March 2024, at a fixed rate of 9.875% per annum until the commercial payment-backed loan is repaid, at which time the Commercial Payments will revert back to XOMA. On each interest payment date, any shortfall in interest payment will be paid from the interest reserve, any uncured shortfall in interest payment that exceeds the interest reserve will increase the outstanding principal amount of the loan, and any Commercial Payment in excess of accrued interest on the loan will be used to repay the principal of the loan until the balance is fully repaid.

The loan matures on December 15, 2038, provided that XRL may repay it in full at any time prior to December 15, 2038, subject to the terms of the Blue Owl Loan Agreement. The Blue Owl Loan includes (i) an initial term loan in an aggregate principal amount equal to $130.0 million and (ii) a delayed draw term loan in an aggregate principal amount of

$10.0 million to be funded at the option of the XRL upon receipt by the lenders of payments of principal and interest from the proceeds of Commercial Payments in excess of an agreed upon amount on or prior to March 15, 2026.

The payment obligations under the Blue Owl Loan Agreement are limited to XRL, and Blue Owl has no recourse under the Blue Owl Loan Agreement against XOMA or any assets other than the Transferred Assets and XOMA’s equity interest in XRL. In connection with the Blue Owl Loan Agreement, (i) XRL granted Blue Owl a first-priority perfected lien on, and security interest in, (a) the Commercial Payments and the proceeds thereof, in each case under the Affitech CPPA and (b) all other assets of XRL and (ii) XOMA granted Blue Owl a first-priority perfected lien on, and security interest in 100% of the equity of XRL. The Blue Owl Loan Agreement contains other customary terms and conditions, including representations and warranties, as well as indemnification obligations in favor of Blue Owl.

On December 15, 2023, the Company borrowed the initial term loan of $130.0 million and received $119.6 million, net of $4.1 million in fees and lender expenses and $6.3 million that was deposited into reserve accounts to pay interest, administrative fees and XRL’s operating expenses (see Note 2). The Company also incurred $0.6 million of direct issuance costs related to the Blue Owl Loan Agreement.

In connection with the Blue Owl Loan Agreement, XOMA issued to Blue Owl and certain funds affiliated with Blue Owl warrants to purchase: (i) up to 40,000 shares of XOMA’s common stock at an exercise price of $35.00 per share; (ii) up to 40,000 shares of XOMA’s common stock at an exercise price of $42.50 per share; and (iii) up to 40,000 shares of XOMA’s common stock at an exercise price of $50.00 per share (collectively, the “Blue Owl Warrants”) (see Note 12). The fair value of the Blue Owl Warrants was determined using the Black-Scholes Model (see Note 2) and was estimated to be $1.5 million. As of December 31, 2023, all Blue Owl Warrants were outstanding.

The initial term loan of $130.0 million is carried at amortized cost. Amortization of the initial term loan is applied under the expected-effective-yield approach using the retrospective interest method. As of December 31, 2023, the effective interest rate was determined to be 11.01%. The Company recorded a debt discount of $5.3 million, which included $3.8 million in allocated fees and lender expenses and $1.5 million for the fair value of the Blue Owl Warrants. The Company also recorded $0.6 million in direct debt issuance costs allocated to the initial term loan. The Company will accrete both the debt discount of $5.3 million and $0.6 million of direct debt issuance costs over the expected term of the initial term loan.

As of the closing date of December 15, 2023, the Company recorded the $0.3 million allocated costs for the delayed draw term loan commitment as a non-current asset in other assets - long term in the consolidated balance sheet and will reclassify the amount as a debt discount when the delayed draw term loan is drawn. As of December 31, 2023, no amount had been drawn from the delayed draw term loan.

The carrying value of the short and long-term portion of the initial term loan was $5.5 million and $118.5 million, respectively as of December 31, 2023. The Company recorded $0.6 million in interest expense during the year ended December 31, 2023.

The following table summarizes the impact of the initial term loan on the Company’s consolidated balance sheet as of December 31, 2023 (in thousands):

December 31, 2023
Gross principal	$130,000
Unaccreted debt discount and debt issuance costs	(5,939)
Total carrying value net of unaccreted debt discount and debt issuance costs	124,061
Less: current portion of long-term debt	(5,543)
Long-term debt	$118,518

Long-term debt on the Company’s consolidated balance sheet as of December 31, 2023 includes only the carrying value of the Blue Owl Loan. There was no long-term debt on the Company’s consolidated balance sheet as of December 31, 2022.

Aggregate projected future principal payments of the initial term loan as of December 31, 2023, are as follows (in thousands):

Year Ending December 31,	Payments
2024	$6,594
2025	8,767
2026	14,200
2027	19,155
2028	23,872
Thereafter	57,412
Total payments	$130,000

Accretion of debt discounts and issuance costs are included in interest expense. Interest expense in the consolidated statements of operations and comprehensive loss for the year ended December 31, 2023 relates to the initial term loan (in thousands):

	Year Ended
	December 31,
	2023	2022
Accrued interest expense	$535	$—
Accretion of debt discount and debt issuance costs	34	—
Total interest expense	$569	$—

9. Income Taxes

The Company had pre-tax book loss of $40.8 million and $17.1 million for the years ended December 31, 2023 and 2022, respectively. The Company had no income tax provision for the year ended December 31, 2023 and a $15,000 income tax benefit for the year ended December 31, 2022.

The (benefit) provision for income taxes, all classified as current, consists of the following (in thousands):

	Year Ended December 31,
	2023	2022
Federal	$—	$(15)
State	—	—
Total	$—	$(15)

Reconciliation between the tax provision computed at the federal statutory income tax rate and the Company’s actual effective income tax rate is as follows:

	Year Ended December 31,
	2023	2022(1)
Federal tax at statutory rate	21%	21%
Stock compensation and other permanent differences	(1)%	—%
Nondeductible executive compensation	(1)%	(1)%
Valuation allowance	(19)%	(20)%
Total	—%	—%

(1)	Presentation for the fiscal year ended 2022 adjusted to conform with the fiscal year ended 2023

The significant components of net deferred tax assets at December 31, 2023 and 2022 were as follows (in thousands):

	December 31,
	2023	2022
Capitalized research and development expenses	$2,336	$4,732
Net operating loss carryforwards	30,130	23,974
Research and development and other tax credit carryforwards	13,176	13,176
Stock compensation	5,864	4,715
Unearned revenue	1,984	2,408
Royalty Receivable	4,080	466
Other	756	858
Total deferred tax assets	58,326	50,329
Valuation allowance	(58,326)	(50,329)
Net deferred tax assets	$—	$—

The net increase in the valuation allowance was $8.0 million and $3.3 million, for the years ended December 31, 2023 and 2022, respectively.

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

Based on an analysis under Section 382 of the Internal Revenue Code (which subjects the amount of pre-change NOLs and certain other pre-change tax attributes that can be utilized to annual limitations), the Company experienced an ownership change in February 2017 which substantially limits the future use of its pre-change NOLs and certain other pre-change tax attributes per year. The Company has excluded the related tax attributes that will expire as a result of the annual limitations in the deferred tax assets as of December 31, 2023 and 2022. To the extent that the Company does not utilize its carryforwards within the applicable statutory carryforward periods, either because of Section 382 limitations or the lack of sufficient taxable income, the carryforwards will expire unused.

As of December 31, 2023, the Company had federal NOL carry-forwards of approximately $137.8 million and state NOL carry-forwards of approximately $22.1 million to offset future taxable income. $13.6 million of federal NOL carryforwards will begin to expire in 2036 and the remainder may be carried forward indefinitely. The state NOL carryforwards will begin to expire in 2033. The Company had federal orphan credit of $2.0 million which if not utilized will expire in 2037. The Company also had $19.8 million of California research and development tax credits which have no expiration date.

Under the 2017 Tax Cuts and Jobs Act, as modified by the federal tax law changes enacted in March 2020, federal NOLs incurred in tax years beginning after December 31, 2017 may be carried forward indefinitely, but, for taxable years beginning after December 31, 2020, the deductibility of such federal NOLs may only be utilized to offset 80% of taxable income annually.

One of the provisions under the 2017 Tax Cuts and Jobs Act that became effective in tax years beginning after December 31, 2021 required the capitalization and amortization of research and experimental expenditures. The change in this U.S. tax law did not have an impact on the Company's consolidated financial statements. The Company will continue to evaluate the impact of this tax law change on future periods.

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

The Company files income tax returns in the U.S. federal jurisdiction and various states. The Company’s federal income tax returns for tax years 2020 and beyond remain subject to examination by the Internal Revenue Service. The Company’s state income tax returns for tax years 2019 and beyond remain subject to examination by state tax authorities. In addition, all of the NOLs and research and development credit carryforwards that may be used in future years are still subject to adjustment.

The following table summarizes the Company’s activity related to its unrecognized tax benefits (in thousands):

	Year Ended December 31,
	2023	2022
Balance at January 1	$5,938	$5,938
Increase related to current year tax position	—	—
Increase related to prior year tax position	—	—
Balance at December 31	$5,938	$5,938

As of December 31, 2023, the Company had a total of $5.9 million of gross unrecognized tax benefits, none of which would affect the effective tax rate upon realization as the Company currently has a full valuation allowance against its deferred tax assets. The reversal of related deferred tax assets will be offset by a valuation allowance, should any of these uncertain tax positions be favorably settled in the future.

The Company does not expect its unrecognized tax benefits to change significantly over the next twelve months. The Company will recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. Through December 31, 2023, the Company has not accrued interest or penalties related to uncertain tax positions.

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

Employee Stock Purchase Plan

In May 2015, the Company’s stockholders approved the 2015 Employee Stock Purchase Plan (the “2015 ESPP”), which replaced the Company’s legacy 1998 ESPP. Under the 2015 ESPP, the Company reserved 15,000 shares of common stock for issuance as of its effective date of July 1, 2015, subject to adjustment in the event of a stock split, stock dividend, combination or reclassification or similar event. The 2015 ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 10% of their eligible compensation, subject to any plan limitations. The 2015 ESPP initially provided for six-month offering periods ending on May 31 and November 30 of each year. At the end of each offering period, employees were able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the last day of the offering period.

In February 2017, the Compensation Committee and the Board adopted, and in May 2017, the Company’s stockholders approved, an amendment to the Company’s 2015 ESPP. The amendment (a) increased by 250,000 the shares of common stock (from 15,000 shares to a total of 265,000 shares) available for issuance under the 2015 ESPP; and (b) increased the maximum number of shares of common stock an employee may purchase in any offering period to 2,500. As of December 31, 2023, the Company had 224,886 remaining authorized shares available for purchase under the ESPP.

Effective December 1, 2023, the 2015 ESPP consists of consecutive 24-month overlapping offering periods that begin on December 1 and June 1 and end 24 months later on November 30 and May 31, respectively. Each offering period is comprised of four consecutive six-month purchase periods starting on December 1 and June 1 and ending on November 30 and May 31, respectively. Employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the last day of the purchase period. The plan includes a rollover mechanism for the purchase price if the fair market value of the Company’s common stock on the purchase date is less than the fair market value of the Company’s common stock on the first trading day of the offering period.

During the years ended December 31, 2023 and 2022, employees purchased 6,051 and 6,090 shares of common stock, respectively, under the 2015 ESPP.

Deferred Savings Plan

Under Section 401(k) of the Internal Revenue Code of 1986, the Board has adopted a tax-qualified deferred compensation plan for employees of the Company. Participants may make contributions which defer up to 50% of their eligible compensation per payroll period, up to a maximum for 2023 and 2022 of $22,500 and $20,500, respectively (or $30,000 and $27,000, respectively, for employees over 50 years of age). The Company may, at its sole discretion, make contributions each plan year, in cash or in shares of the Company’s common stock, in amounts which match up to 50% of the salary deferred by the participants. The expense related to these contributions was $0.1 million for the years ended December 31, 2023 and 2022, and 100% was paid in common stock for each year. When available, the Company applies shares from plan forfeitures of terminated employees toward the Company’s matching contribution.

Stock Option Plans

2010 Plan Stock Options

In May 2010, the Compensation Committee and Board adopted, and in July 2010 the Company’s stockholders approved the 2010 Plan. The 2010 Plan was amended in 2016, 2017 and 2019 to (a) increase the number of shares of common stock issuable under the 2010 Plan; (b) increase the number of shares of common stock issuable under the 2010 Plan as incentive stock options; and (c) extend the term of the 2010 Plan to April 1, 2029.

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

As of December 31, 2023, the Company had 409,477 shares available for grant under the 2010 Plan. As of December 31, 2023, options to purchase 2,730,068 shares of common stock were outstanding under the 2010 Plan.

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

Fair Value Assumptions of 2010 Plan Stock Options

The fair value of the stock options granted under the 2010 Plan during the years ended December 31, 2023 and 2022, was estimated based on the following weighted average assumptions:

	Year Ended December 31,
	2023	2022
Dividend yield	0%	0%
Expected volatility	70%	69%
Risk-free interest rate	3.71%	2.68%
Expected term	5.79 years	5.64 years

The weighted-average grant-date fair value per share of the options granted under the 2010 Plan during the year ended December 31, 2023 and 2022 was $13.18 and $12.01, respectively.

Stock Option Inducement Awards

On December 30, 2022, the Board appointed Owen Hughes as Executive Chairman of the Board and Interim Chief Executive Officer and Bradley Sitko as the Company’s Chief Investment Officer, effective as of January 1, 2023. Pursuant to the terms of their respective employment agreements, Mr. Hughes and Mr. Sitko were each granted two separate awards of non-qualified stock options on January 3, 2023 (collectively, the “Stock Option Inducement Awards”) when the Company’s stock price was $18.66 per share. The Stock Option Inducement Awards were granted to Mr. Hughes and Mr. Sitko outside the 2010 Plan as an inducement material to entering into their respective employment with the Company in accordance with Nasdaq Listing Rule 5635(c)(4) but are subject to the terms and conditions of the 2010 Plan.

On January 3, 2023, the Company granted Mr. Hughes two separate non-qualified stock options to purchase: (i) 100,000 shares of the Company’s common stock at a fair market value exercise price of $18.66 per share that vested in a series of four equal installments on March 31, 2023, June 30, 2023, September 30, 2023 and December 31, 2023 and (ii) 75,000 shares of the Company’s common stock at an above fair market value exercise price of $30.00 per share that will vest in a series of 36 successive equal monthly installments from January 1, 2023.

On January 3, 2023, the Company granted Mr. Sitko two separate non-qualified stock options to purchase: (i) 300,000 shares of the Company’s common stock at a fair market value exercise price of $18.66 per share and (ii) 250,000 shares of the Company’s common stock at an above fair market value exercise price of $30.00 per share. 25% of the shares subject to Mr. Sitko’s option grants vested and became exercisable on January 3, 2024, and the balance of the shares will vest and become exercisable in a series of 36 successive equal monthly installments thereafter.

Fair Value Assumptions of Stock Option Inducement Awards

The fair value of the stock options granted to Mr. Hughes and Mr. Sitko at an exercise price of $18.66 per share during the year ended December 31, 2023, was estimated based on the following weighted average assumptions:

	Year Ended December 31,
	2023	2022(1)
Dividend yield	0%	—
Expected volatility	69%	—
Risk-free interest rate	3.92%	—
Expected term	5.79 years	—

(1)No Stock Option Inducement Awards were granted during the year ended December 31, 2022.

The weighted-average grant-date fair value per share of options granted to Mr. Hughes and Mr. Sitko at an exercise price of $18.66 per share in January 2023 was $11.91.

The fair value of the stock options granted to Mr. Hughes and Mr. Sitko at an exercise price of $30.00 per share in January 2023 was estimated based on the following weighted average assumptions:

	Year Ended December 31,
	2023	2022(1)
Dividend yield	0%	—
Expected volatility	91%	—
Risk-free interest rate	3.86%	—
Expected term	8.01 years	—

(1)	No Stock Option Inducement Awards were granted during the year ended December 31, 2022.

The weighted-average grant-date fair value per share of options granted to Mr. Hughes and Mr. Sitko at an exercise price of $30.00 per share during January 2023 was $14.68.

The activity for all stock options for the year ended December 31, 2023, was as follows:

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Contractual	Intrinsic
	Number of	Price	Remaining Term	Value
	shares	Per Share	(in years)	(in thousands)
Outstanding at January 1, 2023	2,025,542	$20.24	6.10	$10,804
Granted	804,302	23.44
Exercised	(28,473)	8.27
Forfeited, expired or cancelled	(71,303)	36.51
Outstanding at December 31, 2023	2,730,068	$20.88	6.29	$10,638
Exercisable at December 31, 2023	1,961,143	$19.73	5.27	$10,606

The aggregate intrinsic value of stock options exercised during the years ended December 31, 2023 and 2022 was $0.3 million and $2.8 million, respectively.

As of December 31, 2023, $8.0 million of total unrecognized compensation expense related to stock options is expected to be recognized over a weighted average period of 2.64 years.

Performance Stock Unit Awards

In May 2023, the Company granted employees 430,400 PSUs under the 2010 Plan.

The PSUs are subject to market-based vesting conditions and the number of PSUs vested will be based on the stock price of the Company’s common stock as compared to four stock price hurdles over a three-year period from the May 2023 grant date (the “performance period”). A stock price hurdle is considered attained when, at any time during the performance period, the Company’s volume-weighted average stock price equals or exceeds the hurdle stock price value for 30 consecutive calendar days. Upon attainment of a stock price hurdle, one third of the earned PSUs will vest immediately upon achievement, one third will vest upon the two-year anniversary of the grant date and one third will vest on the three-year anniversary of the grant date. If no stock price hurdle is attained during the performance period, then no PSUs will vest.

In October 2023, the Company granted an additional 18,200 PSUs under the 2010 Plan with generally the same terms as the May 2023 PSU grants.

Fair Value Assumptions of Performance Stock Unit Awards

The fair value of the PSUs granted was estimated based on Monte Carlo valuation model which incorporates into the valuation the possibility that the stock price hurdles may not be satisfied.

The range of grant date fair values of the PSUs granted during the year ended December 31, 2023 was estimated as follows:

			Derived
Hurdle Price	Number of	Fair Value	Service Period
Per Share	PSUs	Per Share	(in years)
$30.00	243,550	$11.42-17.45	0.69-2.59
$35.00	91,239	$10.16-16.07	0.93-2.59
$40.00	60,024	$9.07-14.84	1.12-2.59
$45.00	53,787	$8.12-13.72	1.27-2.59
	448,600

The Company estimates that it will recognize total stock-based compensation expense of approximately $6.9 million in aggregate for the PSUs granted in May and October 2023 using the graded expense attribution method over the requisite service period of each tranche. If the stock price hurdles are met sooner than the requisite service period, the stock-based compensation expense for the respective stock price hurdle will be accelerated. Stock-based compensation expense will be recognized over the requisite service period if the grantees continue to provide service to the Company, regardless of whether the PSU stock price hurdles are achieved.

The activity for all PSUs for the year ended December 31, 2023, was as follows:

Weighted
Average
Grant Date
	Number of	Fair Value
	Unvested PSUs	Per Share
Unvested balance at January 1, 2023	—	$—
Granted	448,600	15.40
Vested	—	—
Forfeited	—	—
Unvested balance at December 31, 2023	448,600	$15.40

The Company recorded $2.8 million of stock-based compensation expense related to the PSUs during the year ended December 31, 2023. As of December 31, 2023, there was $4.1 million in unrecognized stock-based compensation expense related to outstanding PSUs granted to employees, with a weighted-average remaining recognition period of 1.38 years.

Stock-based Compensation Expense

All stock-based compensation expense is recorded in G&A expense. The following table shows total stock-based compensation expense for stock options and ESPP in the consolidated statements of operations and comprehensive loss (in thousands):

	Year Ended December 31,
	2023	2022
Total stock-based compensation expense included in G&A	$9,099	$3,608

Thomas Burns Equity Awards Modification

In April 2022 and November 2022, the Company entered into letter agreements with Thomas Burns that amended and supplemented his amended and restated employment agreement. Pursuant to the November 2022 Letter Agreement, in the event Mr. Burns remained employed by the Company for a twelve-month period beginning on November 1, 2022, he would be deemed “retirement eligible” for purposes of his equity awards under the terms of his equity award agreements. All other terms of his amended and restated employment agreement remain the same. The unrecognized stock-based compensation cost for the unvested stock options as of November 1, 2022 was recognized over the shorter of (1) twelve months and (2) the remaining original vesting period (the “Revised Vesting Term”). During the years ended December 31, 2023 and 2022, the Company recognized stock-based compensation expense of $1.4 million and $0.6 million, respectively, related to Mr. Burns’ option awards. As of December 31, 2023, there was no unrecognized compensation expense related to Mr. Burns’ stock options.

Employee Retention Bonus

In October 2022, the Company approved the Amended Retention Plan which provided that each of its then current employees, excluding the Chief Executive Officer, would be eligible to receive a cash retention bonus if employed through each of two periods: (1) the three-month anniversary of November 1, 2022 (the “Initial Period”) and (2) the nine-month period immediately following the Initial Period. All other terms of the Amended Retention Plan remained consistent with the Retention Plan. The Company accrued and recognized the cost of the cash retention bonus as expense on a straight-line basis from November 1, 2022 through October 31, 2023.

The Company recognized $0.6 million and $0.1 million for cash retention bonuses in operating expenses in the consolidated statements of operations and comprehensive loss during the years ended December 31, 2023 and 2022, respectively. As of December 31, 2022, the Company had $0.1 million of cash retention bonuses recorded in accrued and other liabilities in the consolidated balance sheet. All cash retention bonuses were paid in full on October 31, 2023.

James R. Neal Departure and Continuity Incentive

James R. Neal retired as the Company’s Chief Executive Officer effective as of December 31, 2022 (the “Departure Date”) and resigned as a member of the Board and Chairman of the Board, effective January 1, 2023. Pursuant to Mr. Neal’s Amended and Restated Employment Agreement, dated December 15, 2021, by and between the Company and Mr. Neal, following the Departure Date, Mr. Neal was entitled to a cash payment of $1.2 million (the “Continuity Incentive”) which was made in equal monthly installments starting in January 2023 through December 2023, less deductions and withholdings. The Company recorded the full $1.2 million Continuity Incentive in operating expenses in the consolidated statement of operations and comprehensive loss during the year ended December 31, 2022. The unpaid accrued Continuity Incentive recorded in accrued and other liabilities in the consolidated balance sheets as of December 31, 2022 was $1.2 million. The Continuity Incentive was paid in full as of December 31, 2023.

11. Net Loss Per Share Attributable to Common Stockholders

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

The following table shows the weighted-average shares from outstanding securities considered anti-dilutive and therefore excluded from the computation of diluted net loss per share attributable to common stockholders (in thousands):

	Year Ended December 31,
	2023	2022
Convertible preferred stock	5,003	5,003
Common stock options	1,793	885
Warrants for common stock	17	6
Total	6,813	5,894

For PSUs with market conditions, if the market conditions have not been satisfied by the end of the reporting period, the number of shares that would be issuable based on the market price at the end of the reporting period, as if the end of the reporting period were the end of the contingency period, will be included in the calculation of diluted earnings per share if the effect is dilutive. No shares would be issuable based on the market price of $18.50 per share as of December 31, 2023.

The following is a reconciliation of the numerator (net loss) and the denominator (number of shares) used in the calculation of basic and diluted net loss per share attributable to common stockholders (in thousands, except per share amounts):

	Year Ended December 31,
	2023	2022
Numerator
Net loss	$(40,831)	$(17,104)
Less: Series A accumulated dividends	(2,122)	(2,122)
Less: Series B accumulated dividends	(3,350)	(3,350)
Net loss attributable to common stockholders, basic and diluted	$(46,303)	(22,576)

Denominator
Weighted average shares used in computing basic and diluted net loss per share attributable to common stockholders	11,471	11,413
Basic and diluted net loss per share attributable to common stockholders	$(4.04)	$(1.98)

12. Capital Stock

Series X and Series Y Convertible Preferred Stock

The Company sold directly to BVF 5,003 shares of Series X Convertible Preferred Stock in 2017 and 1,252.772 shares of Series Y Convertible Preferred Stock in 2018. There were no shares of Series Y Convertible Preferred Stock outstanding as of December 31, 2021, after BVF converted all Series Y Convertible Preferred Stock into common stock on April 15, 2020.

As of December 31, 2023 and 2022, there were 5,003 shares authorized and issued of Series X Convertible Preferred Stock.

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

Conversion— Each share of Series X and Series Y Convertible Preferred Stock is convertible into 1,000 shares of registered common stock based on a conversion price of $4.03 per share and $13.00 per share of common stock respectively.

Voting Rights— Series X and Series Y Convertible Preferred Stock will generally have no voting rights, except as required by law and except that the consent of the holders of the outstanding convertible preferred stock will be required to amend the terms and to issue additional shares of the preferred stock.

Classification— The Company evaluated the convertible preferred stock for liability or equity classification under the applicable accounting guidance and determined that equity treatment was appropriate because the convertible preferred stock did not meet the definition of the liability instruments defined thereunder for convertible instruments. Specifically, the shares of Series X and Series Y Convertible Preferred Stock are not mandatorily redeemable and do not embody an obligation to buy back the shares outside of the Company’s control in a manner that could require the transfer of assets. Additionally, the Company determined that the convertible preferred stock would be recorded as permanent equity, not temporary equity, given that they are not redeemable for cash or other assets (i) on a fixed or determinable date, (ii) at the option of the holder, and (iii) upon the occurrence of an event that is not solely within control of the Company. The Company has also evaluated the embedded conversion and contingent redemption features within the Series X and Series Y Convertible Preferred Stock in accordance with the accounting guidance for derivatives and determined that bifurcation is not required for any embedded feature.

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

As of December 31, 2023 and 2022, there were 984,000 shares authorized and issued of Series A Preferred Stock.

The Series A preferred stock have the following characteristics, which are set forth in the Certificates of Designation of Preferences, Rights and Limitations filed with the Delaware Secretary of State.

Dividends— Holders of the Series A Preferred Stock shall be entitled to receive, when, and if authorized by the Board and declared by the Corporation, cumulative cash dividends at the rate of 8.625% per annum of the $25.00 liquidation preference per share of the Series A Preferred Stock. Such dividends will accumulate and be cumulative from, and including, the date of original issue of the Series A Preferred Stock. Dividends will be payable in arrears on or about the 15th day of January, April, July and October of each year beginning on or about April 15, 2021. The amount of any dividend payable on the Series A Preferred Stock for any period greater or less than a full dividend period shall be prorated and computed on the basis of a 360-day year consisting of twelve 30-day months.

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

Conversion— The shares of Series A Preferred Stock are not convertible into or exchangeable for any other property or securities of the Company except upon the occurrence of a delisting event or change in control event and the Company has not, on or before the date of such an event, provided the required notice of its election to redeem the Series A Preferred Stock pursuant to its redemption right or special optional redemption right. In this case, the holder of shares of Series A Preferred Stock can convert some or all of their Series A Preferred Stock into a number of shares of common stock per share equal to the lesser of (A) (i) the sum of the $25.00 liquidation preference per share of Series A Preferred Stock to be converted plus (ii) the amount of any accrued and unpaid dividends to, but not including, the event date, as applicable, divided by (iii)  the common stock price and (B) 1.46071 (the “Share Cap”). The common stock price to be used in the latter noted calculation for a delisting event will be the average of the closing price per share of the Company’s common stock on the 10 consecutive trading days immediately preceding, but not including, the effective date of the delisting event. The common stock price used in the event of a change in control event will, alternatively, be based on market price according to the definition in the Certificate of Designation.

Voting Rights— Holders of the Series A Preferred Stock generally will have no voting rights, but will have limited voting rights if the issuer fails to pay dividends for six or more quarters (whether or not declared or consecutive) and in certain other events.

Classification—The Company evaluated the Series A Preferred Stock for liability or equity classification under the applicable accounting guidance and determined that treatment as equity was appropriate.

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

The spouse of James Neal, then Chief Executive Officer and Chairman of the Board, purchased 8,000 shares of the Series B Depositary Shares in the public offering at the public offering price of $25.00 per share for an aggregate amount of $0.2 million.

As of December 31, 2023 and 2022, there were 3,600 shares authorized and 1,600 issued of Series B Preferred Stock.

The Series B Preferred Stock has the following characteristics, which are set forth in the Certificate of Designation of 8.375% Series B Cumulative Perpetual Preferred Stock, as corrected, filed with the Delaware Secretary of State.

Dividends— Holders of Series B Preferred Stock shall be entitled to receive cash dividends, when and if declared by the Board at the rate of 8.375% per annum of the $25,000.00 liquidation preference per share, which equals $2,093.75 per share each year. Such dividends shall be payable quarterly in arrears on or about the 15th calendar day of each January, April, July and October commencing on or about July 15, 2021. The dividends will accumulate and be cumulative from, and including, the date of original issue of the Series B Preferred Stock, on the basis of a 360-day year consisting of twelve 30-day months. Dividends will be payable to holders of record as they appear in the stockholder records of the Company (or the depositary in the case of Series B Depositary Shares representing underlying Series B Preferred Stock) at the close of business on the applicable dividend record date.

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

Classification—The Company evaluated the Series B Preferred Stock for liability or equity classification under the applicable accounting guidance and determined that treatment as equity was appropriate.

Dividends

During the year ended December 31, 2023, the Company’s Board declared and paid cash dividends on the Company’s Series A Preferred Stock and Series B Depositary shares as follows:

	Series A Preferred Stock	Series B Depositary Share
	Cash Dividend Declared	Cash Dividend Declared
Dividend Declaration Date	($ per share)	($ per share)	Dividend Payment Date
October 26, 2022	$0.53906	$0.52344	January 17, 2023
February 22, 2023	$0.53906	$0.52344	April 17, 2023
May 17, 2023	$0.53906	$0.52344	July 17, 2023
July 26, 2023	$0.53906	$0.52344	October 16, 2023
October 18, 2023	$0.53906	$0.52344	January 15, 2024

BVF Ownership

As of December 31, 2023, BVF owned approximately 31.6% of the Company’s total outstanding shares of common stock, and if all the shares of Series X Convertible Preferred Stock were converted (without taking into account beneficial ownership limitations), BVF would own 52.3% of the Company’s total outstanding shares of common stock. The Company’s Series A Preferred Stock becomes convertible upon the occurrence of specific events and as of December 31, 2023, the contingency was not met, therefore the Series A Preferred Stock owned by BVF is not included in the as-converted ownership calculation. Due to its significant equity ownership, BVF is considered a related party of the Company.

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

Common Stock Warrants

As of December 31, 2023 and 2022, the following common stock warrants were outstanding:

			Exercise Price	December 31,	December 31,
Issuance Date	Expiration Date	Balance Sheet Classification	per Share	2023	2022
May 2018	May 2028	Stockholders’ equity	$23.69	6,332	6,332
March 2019	March 2029	Stockholders’ equity	$14.71	4,845	4,845
December 2023	December 2033	Stockholders’ equity	$35.00	40,000	—
December 2023	December 2033	Stockholders’ equity	$42.50	40,000	—
December 2023	December 2033	Stockholders’ equity	$50.00	40,000	—
				131,177	11,177

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

In December 2023, in connection with the Blue Owl Loan, the Company issued the Blue Owl Warrants to certain funds affiliated with Blue Owl, which are exercisable in whole or in part to purchase up to an aggregate of 120,000 shares of the Company’s common stock, inclusive of warrants to purchase (i) up to 40,000 shares of XOMA’s common stock at an exercise price of $35.00 per share; (ii) up to 40,000 shares of XOMA’s common stock at an exercise price of $42.50 per share; and (iii) up to 40,000 shares of XOMA’s common stock at an exercise price of $50.00 per share. The Blue Owl Warrants may be exercised on a cashless basis and are exercisable within 10 years from the date of issuance or upon the consummation of certain acquisitions of the Company.

The fair value per share of Blue Owl Warrants issued at the exercise prices of $35.00, $42.50 and $50.00 per share during the fourth quarter of 2023 was determined using the Black-Scholes Model to be $12.53, $12.23 and $11.97 per share, respectively, based on the following weighted average assumptions:

	Year Ended December 31,
	2023	2022
Dividend yield	0%	—%
Expected volatility	87%	—%
Risk-free interest rate	3.91%	—%
Expected term	10 years	—

The aggregate fair value of the Blue Owl Warrants of $1.5 million is classified in stockholders’ equity on the consolidated balance sheets.

13. Commitments and Contingencies

Collaborative Agreements, Royalties and Milestone Payments

The Company has committed to make potential future milestone payments and legal fees to third parties as part of licensing and development programs. Payments under these agreements become due and payable only upon the achievement of certain developmental, regulatory and commercial milestones by the Company’s licensees. Because it is uncertain if and when these milestones will be achieved, such contingencies, aggregating up to $6.3 million (assuming one product per contract meets all milestones events) have not been recorded on the accompanying consolidated balance sheets. The Company is unable to determine precisely when and if payment obligations under the agreements will become due as these obligations are based on milestone events, the achievement of which is subject to a significant number of risks and uncertainties. None of these milestones were assessed to be probable as of December 31, 2023.

Contingent Consideration

Pursuant to the Company’s agreements with Bioasis, Aronora, Kuros, Affitech, ObsEva and Aptevo the Company has committed to pay the Bioasis Contingent Consideration, the Aronora Royalty Milestones, the Kuros Sales Milestones, the Affitech Sales Milestones and the Aptevo Contingent Consideration.

The Company included $75,000 for the Bioasis Contingent Consideration that represented the estimated fair value of the potential future payments of the Bioasis RPA as of December 31, 2022. The Bioasis Contingent Consideration was remeasured at fair value at each reporting period, with changes in fair value recorded in other income (expense), net. During the second quarter of 2023, the estimated fair value of the Bioasis Contingent Consideration was reduced to $0 and, as such, no balance remains as of December 31, 2023.

The Company recorded $1.0 million for the LadRx contingent consideration that represents the estimated fair value of the potential future payments upon the achievement of regulatory milestones related to arimoclomol and aldoxorubicin at the inception of the LadRx Agreements. Such contingent consideration related to regulatory milestones is remeasured at fair value at each reporting period, with changes in fair value recorded in other income (expense), net. As of December 31, 2023, there has been no change in the estimated fair value from the initial value.

In the first quarter of 2023, the Company recorded a contingent liability of $50,000 under ASC 450 for the Aptevo Contingent Consideration at the inception of the Aptevo CPPA. During the year ended December 31, 2023, the contingent liability recorded pursuant to the Aptevo CPPA decreased to zero after the Company paid Aptevo $50,000 upon achievement of the related commercial sales milestone.

During the year ended December 31, 2023, certain sales milestones related to VABYSMO pursuant to the Affitech CPPA were assessed to be probable under ASC 450. As such, a $6.0 million liability was recorded in contingent consideration under RPAs, AAAs and CPPAs and a corresponding $6.0 million asset was recorded under long-term royalty and commercial payment receivables on the consolidated balance sheet.

The liability for future Aronora Royalty Milestones, Kuros Sales Milestones, remaining Affitech Sales Milestones and LadRx milestones will be recorded when the amounts, by product, are estimable and probable.

As of December 31, 2023, none of the Aronora Royalty Milestones, Kuros Sales Milestones, remaining Affitech Sales Milestones or LadRx milestones were assessed to be probable and as such, no liability was recorded on the consolidated balance sheet.

14. Concentration of Risk, Segment and Geographic Information

Concentration of Risk

Cash, cash equivalents, restricted cash and receivables are financial instruments which potentially subject the Company to concentrations of credit risk, as well as liquidity risk.

The Company maintains cash balances at commercial banks. Balances commonly exceed the amount insured by the FDIC. The Company has not experienced any losses in such accounts.

The Company monitors the creditworthiness of its customers to which it grants credit terms in the normal course of business but does not generally require collateral on receivables.

For the year ended December 31, 2023, three partners represented 44%, 32% and 21% of total revenues. For the year ended December 31, 2022, four partners represented 33%, 31%, 13% and 12% of total revenues. One partner represented 100% of the trade receivables, net balance as of December 31, 2023. There were no trade receivables, net balance as of December 31, 2022.

Segment Information

The Company has determined that it operates in one business segment as it only reports operating results on an aggregate basis to the chief operating decision maker of the Company.

Geographic Information

Revenue attributed to the following geographic regions was as follows (in thousands) based on the location of the licensees:

	Year Ended December 31,
	2023	2022
U.S.	$3,658	$4,477
Asia Pacific	1,100	1,550
Total	$4,758	$6,027

The Company’s property and equipment is held in the U.S.

15. Subsequent Events

Stock Repurchase Program

On January 2, 2024, the Board authorized the Company’s first stock repurchase program, which permits the Company to purchase up to $50.0 million of its common stock through January 2027. Under the program, the Company has discretion in determining the conditions under which shares may be purchased from time to time, including through transactions in the open market, in privately negotiated transactions, under plans compliant with Rule 10b5-1 under the Exchange Act, as part of accelerated share repurchases or by other means in accordance with applicable laws. The manner, number, price, structure, and timing of the repurchases, if any, will be determined at the Company’s sole discretion and repurchases, if any, depend on a variety of factors, including legal requirements, price and economic and market conditions, royalty and milestone acquisition opportunities, and other factors. The repurchase authorization does not obligate the Company to acquire any particular amount of its common stock. The Board may suspend, modify, or terminate the stock repurchase program at any time without prior notice. As of March 4, 2024, the Company has purchased a total of 660 shares of its common stock pursuant to the stock repurchase plan.

Appointment of Owen Hughes as Chief Executive Officer

On January 7, 2024, the Board appointed Owen Hughes, previously Interim Chief Executive Officer, to serve as the Company’s full-time Chief Executive Officer. In connection with this appointment, the Company and Mr. Hughes entered into an amendment and restatement of Mr. Hughes’ employment agreement (the “Amended and Restated Employment Agreement”), pursuant to which his annual base salary was increased to $575,000 and his initial target annual cash bonus amount was increased to 60% of his base salary, subject to the achievement of annual performance milestones to be established by the Board. Mr. Hughes is also eligible to receive certain termination benefits. On January 9, 2024, the Company granted Mr. Hughes a target award of 275,000 performance share units that will vest upon the Company’s achievement of specified stock price performance conditions established by the Board and which are granted pursuant to, and are subject to the terms and conditions of, the Company’s 2010 Plan.

Acquisition of Economic Interest in DSUVIA

In January 2024, the Company acquired an economic interest in DSUVIA (sufentanil sublingual tablet) from Talphera, for $8.0 million. DSUVIA was approved in 2018 by the FDA for use in adults with indication in certified medically supervised healthcare settings. In April 2023, Talphera divested DSUVIA to Alora for an upfront payment, a 15% royalty on commercial net sales, a 75% royalty on net sales to the DoD, and up to $116.5 million in milestone payments. Under the terms of the agreement, the Company will receive 100% of all royalties and milestones related to DSUVIA sales until the Company receives $20.0 million. Thereafter, the Company fully retains the 15% royalty associated with DSUVIA commercial sales. The 75% royalties generated from DoD purchases and the remaining $116.5 million in potential milestone payments due from Alora will be shared equally between the Company and Talphera.

FDA Acceptance of Arimoclomol NDA Resubmission

On January 11, 2024, Zevra announced that the FDA accepted its NDA resubmission for arimoclomol and pursuant to the LadRx RPA, the Company made a $1.0 million milestone payment to LadRx in January 2024. As of December 31, 2023, the $1.0 million milestone payment was accrued in contingent consideration under RPAs, AAAs, and CPPAs in the consolidated balance sheet.

Kinnate Acquisition

On February 16, 2024, the Company entered into an Agreement and Plan of Merger with Kinnate and XRA 1 Corp., a Delaware corporation and a wholly-owned subsidiary of the Company, pursuant to which the Company expects to acquire Kinnate through a cash tender offer (the “Offer”) for a cash amount of between $2.3352 and $2.5879 per outstanding share of Kinnate common stock, par value $0.0001 per share (each, a “Kinnate Share”), consisting of a base price per Kinnate Share of $2.3352 and an additional price per Kinnate Share of up to $0.2527,  plus one non-transferable contingent value right per Kinnate Share, representing the right to receive one or more potential cash payments equal to (i) 100% of net proceeds payable, if any, from any license, sale or disposition (each, a “Disposition”) entered into by Kinnate prior to the expiration of the Offer related to exarafenib, an inhibitor for the treatment of patients with lung cancer, melanoma and other solid tumors, and/or any other pan-RAF inhibitor, and (ii) 85% of net proceeds payable, if any, from any Disposition entered into by the Company or any of its affiliates after expiration of the Offer related to exarafenib or any other research program active at Kinnate at the closing of the related merger.