Form 10-Q
period 2024-03-31
XOMA Corp
filed 2024-05-09
CIK 791908

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 6, 2024, the registrant had 11,638,553 shares of common stock, $0.0075 par value per share, outstanding.

XOMA CORPORATION

FORM 10-Q

GLOSSARY OF TERMS AND ABBREVIATIONS

Abbreviations	Definition
2010 Plan	the Company's 2010 Long Term Incentive and Stock Award Plan, as amended
2018 Common Stock ATM Agreement	At The Market Issuance Sales Agreement with HCW dated December 18, 2018
2021 Series B Preferred Stock ATM Agreement	At The Market Issuance Sales Agreement with B. Riley dated August 5, 2021
AAA	Assignment and Assumption Agreement
ACA	The Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010
Affimed	Affimed N.V.
Affitech	Affitech Research AS
Affitech CPPA	the Company's Commercial Payment Purchase Agreement with Affitech dated October 6, 2021
Agenus	Agenus, Inc. and certain affiliates
Agenus RPA	the Company's Royalty Purchase Agreement with Agenus dated September 20, 2018
Alora	Alora Pharmaceuticals, LLC
Anti-TGFβ Antibody License Agreement	the Company's License Agreement with Novartis dated September 30, 2015
April 2022 Letter Agreement	the Letter Agreement to Officer Employment Agreement dated August 7, 2017, between XOMA Corporation and Thomas Burns dated April 1, 2022
Aptevo	Aptevo Therapeutics Inc.
Aptevo CPPA	the Company’s Payment Interest Purchase Agreement with Aptevo dated March 29, 2023, referred to herein as “Aptevo Commercial Payment Purchase Agreement” or “Aptevo CPPA”
Aronora	Aronora, Inc.
Aronora RPA	the Company's Royalty Purchase Agreement with Aronora dated April 7, 2019
AstraZeneca	AstraZeneca plc
ASC	Accounting Standards Codification
ASC 310	ASC Topic 310, Receivables
ASC 326	ASC Topic 326, Financial Instruments – Credit Losses
ASC 450	ASC Topic 450, Contingencies
ASC 606	ASC Topic 606, Revenue from Contracts with Customers
ASC 805	ASC Topic 805, Business Combinations
ASC 815	ASC Topic 815, Derivatives and Hedging
ASC 842	ASC Topic 842, Leases
ASU	Accounting Standards Update
Bayer	Bayer Pharma AG
Bioasis	Bioasis Technologies, Inc. and certain affiliates
Bioasis RPA	the Company's Royalty Purchase Agreement with Bioasis dated February 25, 2019
Black-Scholes Model	Black-Scholes Option Pricing Model
Blue Owl	Blue Owl Capital Corporation
Blue Owl Loan	Loan pursuant to the Blue Owl Loan Agreement
Blue Owl Loan Agreement	Loan agreement dated as of December 15, 2023, between XRL, the lenders from time to time party thereto and Blue Owl, as administrative agent
Board	the Company’s Board of Directors
B. Riley	B. Riley Securities, Inc.
BVF	Biotechnology Value Fund, L.P.

Chiesi	Chiesi Farmaceutici S.p.A.
Company	XOMA Corporation, including its subsidiaries
CPPA	Commercial Payment Purchase Agreement
Daré	Daré Bioscience Inc.
Daré RPAs	the Company's Traditional RPA and Synthetic RPA with Daré dated April 29, 2024
Day One	Day One Biopharmaceuticals
DSUVIA®	sufentanil sublingual tablet (DZUVEO in European market)
DoD	U.S. Department of Defense
EMA	European Medicines Agency
ESPP	2015 Employee Stock Purchase Plan, as amended
EU	European Union
Exchange Act	U.S. Securities Exchange Act of 1934
FDA	U.S. Food and Drug Administration
FDIC	Federal Deposit Insurance Corporation
GAAP	Generally accepted accounting principles
G&A	General and administrative
Gevokizumab License Agreement	the Company's License Agreement with Novartis dated August 24, 2017
HCRP	Healthcare Royalty Partners II, L.P.
HCW	H.C. Wainwright & Co., LLC
ICE®	Innate cell engager
ImmunityBio	ImmunityBio, Inc. (formerly NantCell, Inc.)
ImmunityBio License Agreement	Out-license agreement to ImmunityBio from LadRx dated July 27, 2017, related to the development and commercialization of Aldoxorubicin, as amended on September 27, 2018
IP	Intellectual Property
Janssen	Janssen Biotech, Inc.
Kinnate	Kinnate Biopharma Inc.
Kuros	Kuros Biosciences AG, Kuros US LLC and Kuros Royalty Fund (US) LLC, collectively
Kuros RPA	the Company's Royalty Purchase Agreement with Kuros dated July 14, 2021
LadRx	LadRx Corporation (formerly CytRx Corporation)
LadRx Agreements	LadRx AAA and LadRx RPA
LadRx AAA	the Company’s Assignment and Assumption Agreement with LadRx dated June 21, 2023
LadRx RPA	the Company’s Royalty Purchase Agreement with LadRx dated June 21, 2023
Medexus	Medexus Pharmaceuticals, Inc.
Merck	Merck Sharp & Dohme Corp
Merck KGaA	Ares Trading SA
Merck KGaA License Agreement

In-license agreement from Merck KGaA to ObsEva related to ebopiprant dated June 10, 2015 and subsequently amended on July 8, 2016 (assumed by the Company as part of the ObsEva IP Acquisition Agreement)

NDA	New Drug Application
NOL	net operating loss
Novartis	Novartis Pharma AG, Novartis International Pharmaceutical Ltd., Novartis Institutes for Biomedical Research, Inc. and/or Novartis Vaccines and Diagnostics, Inc.
November 2022 Letter Agreement	November 1, 2022 amendment to the April 2022 Letter Agreement

ObsEva	ObsEva SA
ObsEva IP Acquisition Agreement	Company's IP Acquisition Agreement with ObsEva dated November 21, 2022
Ology Bioservices	Ology Bioservices Inc. (formerly Nanotherapeutics Inc., now a wholly owned subsidiary of National Resilience, Inc.)
Organon	Organon International GmbH
Organon License Agreement	Out-license agreement to Organon from ObsEva dated July 26, 2021, related to the development and commercialization of ebopiprant (assumed by the Company as part of the ObsEva IP Acquisition Agreement)
Palo	Palobiofarma, S.L.
Palo RPA	the Company's Royalty Purchase Agreement with Palo dated September 26, 2019
Pfizer	Pfizer, Inc.
PSU	Performance stock unit
R&D	Research and development
Regeneron	Regeneron Pharmaceuticals, Inc.
Amended Retention Plan	October 25, 2022 amendment to the Retention Plan
Retention Plan	Retention and Severance Plan dated March 31, 2022
Rezolute	Rezolute, Inc., formerly Antria Bio, Inc.
Rezolute License Agreement	the Company's License Agreement with Rezolute dated December 6, 2017, as amended in March 2018, January 2019 and March 2020
RPA	Royalty Purchase Agreement
Roche	F. Hoffmann-La Roche AG
SEC	U.S. Securities and Exchange Commission
Second Bioasis RPA	the Company's Royalty Purchase Agreement with Bioasis dated November 2, 2020
Series A Preferred Stock	the 8.625% Series A cumulative, perpetual preferred stock issued in December 2020
Series B Preferred Stock	the 8.375% Series B cumulative, perpetual preferred stock issued in April 2021
Series A and Series B Preferred Stock	Series A Preferred Stock and Series B Preferred Stock, collectively
Series B Depositary Shares	the depositary shares, each representing 1/1000th interest in a share of Series B Preferred Stock
Sonnet	Sonnet BioTherapeutics, Inc., formerly Oncobiologics, Inc.
Sonnet Collaboration Agreement	the Company's Collaboration Agreement with Sonnet dated July 23, 2012, as amended in May 2019
SVB	Silicon Valley Bank
Takeda	Takeda Pharmaceutical Company Limited
Takeda Collaboration Agreement	the Company's Collaboration Agreement with Takeda dated November 1, 2006, as amended in February 2007 and February 2009
Talphera	Talphera, Inc. (formerly AcelRx Pharmaceuticals, Inc. or “AcelRx”)
Talphera APA	Asset Purchase Agreement dated March 12, 2023 between AcelRx (now Talphera) and Vertical related to the sale of DSUVIA from Talphera to Vertical
Talphera CPPA	the Company’s Payment Interest Purchase Agreement with Talphera dated January 11, 2024, referred to herein as “Talphera Commercial Payment Purchase Agreement” or “Talphera CPPA”
Talphera Marketing Agreement	Marketing Agreement dated April 3, 2023 between AcelRx (now Talphera) and Vertical
TGFβ	transforming growth factor beta
U.S.	United States
VABYSMO®	faricimab-svoa

Vertical	Vertical Pharmaceuticals, LLC, a wholly-owned subsidiary of Alora
Viracta	Viracta Therapeutics, Inc.
Viracta RPA	the Company's Royalty Purchase Agreement with Viracta dated March 22, 2021, as amended March 4, 2024
XOMA	XOMA Corporation, a Delaware corporation, including subsidiaries
XRA	XRA 1 Corp.
XRL	XRL 1 LLC, a wholly-owned subsidiary of XOMA
Zevra	Zevra Therapeutics, Inc. (formerly KemPharm Denmark A/S)
Zevra APA

Asset Purchase Agreement dated May 13, 2011 between LadRx and Orphazyme ApS, and assigned to Zevra as of June 1, 2022, related to the sale of arimoclomol from LadRx to Zevra (assumed by the Company as part of LadRx AAA)

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

XOMA CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	March 31,	December 31,
	2024	2023(1)
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$136,225	$153,290
Short-term restricted cash	160	160
Short-term equity securities	413	161
Trade and other receivables, net	3	1,004
Short-term royalty and commercial payment receivables	9,819	14,215
Prepaid expenses and other current assets	270	483
Total current assets	146,890	169,313

Long-term restricted cash	6,016	6,100
Property and equipment, net	40	25
Operating lease right-of-use assets	364	378
Long-term royalty and commercial payment receivables	65,577	57,952
Other assets - long term	533	533
Total assets	$219,420	$234,301

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,515	$653
Accrued and other liabilities	1,299	2,768
Contingent consideration under RPAs, AAAs and CPPAs	3,000	7,000
Operating lease liabilities	55	54
Unearned revenue recognized under units-of-revenue method	2,159	2,113
Preferred stock dividend accrual	1,368	1,368
Current portion of long-term debt	6,144	5,543
Total current liabilities	15,540	19,499
Unearned revenue recognized under units-of-revenue method – long-term	6,692	7,228
Long-term operating lease liabilities	319	335
Long-term debt	114,528	118,518
Total liabilities	137,079	145,580

Commitments and Contingencies (Note 10)

Stockholders’ equity:
Preferred Stock, $0.05 par value, 1,000,000 shares authorized:
8.625% Series A cumulative, perpetual preferred stock, 984,000 shares issued and outstanding at March 31, 2024 and December 31, 2023	49	49
8.375% Series B cumulative, perpetual preferred stock, 1,600 shares issued and outstanding at March 31, 2024 and December 31, 2023	—	—
Convertible preferred stock, 5,003 shares issued and outstanding at March 31, 2024 and December 31, 2023	—	—
Common stock, $0.0075 par value, 277,333,332 shares authorized, 11,636,355 and 11,495,492 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	87	86
Additional paid-in capital	1,314,036	1,311,809
Accumulated deficit	(1,231,831)	(1,223,223)
Total stockholders’ equity	82,341	88,721
Total liabilities and stockholders’ equity	$219,420	$234,301

The accompanying notes are an integral part of these condensed consolidated financial statements.

(1)The condensed consolidated balance sheet as of December 31, 2023 has been derived from the audited consolidated financial statements as of that date included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

XOMA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

(in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2024	2023
Revenues:
Revenue from contracts with customers	$1,000	$—
Revenue recognized under units-of-revenue method	490	437
Total revenues	1,490	437

Operating expenses:
Research and development	33	54
General and administrative	8,461	6,196
Arbitration settlement costs	—	4,132
Amortization of intangible assets	—	225
Total operating expenses	8,494	10,607

Loss from operations	(7,004)	(10,170)

Other income (expense):
Interest expense	(3,551)	—
Other income (expense), net	1,960	357
Net loss and comprehensive loss	$(8,595)	$(9,813)
Less: accumulated dividends on Series A and Series B preferred stock	(1,368)	(1,368)
Net loss and comprehensive loss attributable to common stockholders, basic and diluted	$(9,963)	$(11,181)
Basic and diluted net loss per share attributable to common stockholders	$(0.86)	$(0.98)
Weighted average shares used in computing basic and diluted net loss per share attributable to common stockholders	11,580	11,460

The accompanying notes are an integral part of these condensed consolidated financial statements.

XOMA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands)

	Series A		Series B		Convertible				Additional		Total
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2023	984	$49	2	$—	5	$—	11,495	$86	$1,311,809	$(1,223,223)	$88,721
Exercise of stock options	—	—	—	—	—	—	135	1	621	—	622
Issuance of common stock related to 401(k) contribution	—	—	—	—	—	—	7	—	118	—	118
Stock-based compensation expense	—	—	—	—	—	—	—	—	2,856	—	2,856
Preferred stock dividends	—	—	—	—	—	—	—	—	(1,368)	—	(1,368)
Repurchase of common stock	—	—	—	—	—	—	(1)	—	—	(13)	(13)
Net loss and comprehensive loss	—	—	—	—	—	—	—	—	—	(8,595)	(8,595)
Balance, March 31, 2024	984	$49	2	$—	5	$—	11,636	$87	$1,314,036	$(1,231,831)	$82,341

	Series A		Series B		Convertible				Additional		Total
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2022	984	$49	2	$—	5	$—	11,454	$86	$1,306,271	(1,182,392)	$124,014
Issuance of common stock related to 401(k) contribution	—	—	—	—	—	—	7	—	123	—	123
Stock-based compensation expense	—	—	—	—	—	—	—	—	1,570	—	1,570
Preferred stock dividends	—	—	—	—	—	—	—	—	(1,368)	—	(1,368)
Net loss and comprehensive loss	—	—	—	—	—	—	—	—	—	(9,813)	(9,813)
Balance, March 31, 2023	984	$49	2	$—	5	$—	11,461	$86	$1,306,596	$(1,192,205)	$114,526

The accompanying notes are an integral part of these condensed consolidated financial statements.

XOMA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(8,595)	$(9,813)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	2,856	1,570
Common stock contribution to 401(k)	118	123
Amortization of intangible assets	—	225
Depreciation	2	1
Accretion of long-term debt discount and debt issuance costs	306	—
Non-cash lease expense	14	47
Change in fair value of equity securities	(252)	24
Changes in assets and liabilities:
Trade and other receivables, net	1,001	(5)
Prepaid expenses and other assets	213	269
Accounts payable and accrued liabilities	(105)	3,122
Operating lease liabilities	(15)	(50)
Unearned revenue recognized under units-of-revenue method	(490)	(437)
Net cash used in operating activities	(4,947)	(4,924)

Cash flows from investing activities:
Payments of consideration under RPAs, AAAs and CPPAs	(15,000)	(9,600)
Receipts under RPAs, AAAs and CPPAs	7,771	2,366
Purchase of property and equipment	(17)	—
Net cash used in investing activities	(7,246)	(7,234)

Cash flows from financing activities:
Principal payments – debt	(3,616)	—
Debt issuance costs and loan fees paid in connection with long-term debt	(581)	—
Payment of preferred stock dividends	(1,368)	(1,368)
Repurchases of common stock	(13)	—
Proceeds from exercise of options and other share-based compensation	1,956	—
Taxes paid related to net share settlement of equity awards	(1,334)	—
Net cash used in financing activities	(4,956)	(1,368)

Net decrease in cash, cash equivalents and restricted cash	(17,149)	(13,526)
Cash, cash equivalents and restricted cash at the beginning of the period	159,550	57,826
Cash, cash equivalents and restricted cash at the end of the period	$142,401	$44,300

Supplemental Cash Flow Information:
Cash paid for interest	$3,780	$—
Non-cash investing and financing activities:
Accrual of contingent consideration under the Affitech CPPA	$3,000	$—
Preferred stock dividend accrual	$1,368	$1,368

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

Liquidity and Financial Condition

The Company has incurred significant operating losses and negative cash flows from operations since its inception. As of March 31, 2024, the Company had cash, cash equivalents and restricted cash of $142.4 million primarily related to financing cash inflows received in December 2023 pursuant to the Blue Owl Loan Agreement (see Note 8).

As of March 31, 2024, the Company had cash and cash equivalents of $136.2 million and restricted cash of $6.2 million. As of March 31, 2024, $0.2 million of restricted cash was classified as current and $6.0 million was classified as non-current. The restricted cash balance may only be used to pay interest expense, administrative fees and other allowable expenses pursuant to the Blue Owl Loan.

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

2. Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions among consolidated entities were eliminated upon consolidation. The unaudited condensed consolidated financial statements were prepared in accordance with U.S. GAAP for financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial reporting. As permitted under those rules, certain footnotes or other financial information can be condensed or omitted. These condensed consolidated financial statements and related disclosures have been prepared with the assumption that users of the interim financial information have read or have access to the audited consolidated financial statements for the preceding fiscal year. Accordingly, these statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 8, 2024.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures. Management routinely evaluates its estimates including, but not limited to, those related to revenue recognition, revenue recognized under the units-of-revenue method, royalty and commercial payment receivables, legal contingencies, contingent consideration, amortization of the Blue Owl Loan, accrued expenses and stock-based compensation. The Company bases its estimates on historical experience and on various other market-specific and other relevant assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

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

Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated statements of cash flows (in thousands):

	March 31,	December 31,
	2024	2023
Cash and cash equivalents	$136,225	$153,290
Restricted cash	6,176	6,260
Total cash, cash equivalents and restricted cash	$142,401	$159,550

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

Cash and Cash Equivalents

As of March 31, 2024, the Company had a cash balance of $1.5 million and a cash equivalent balance of $134.7 million. As of December 31, 2023, the Company had a cash balance of $124.9 million and a cash equivalent balance of $28.4 million.

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

As of March 31, 2024, the Company had a short-term restricted cash balance of $0.2 million and a long-term restricted cash balance of $6.0 million on its condensed consolidated balance sheet. As of December 31, 2023, the Company had a short-term restricted cash balance of $0.2 million and a long-term restricted cash balance of $6.1 million on its consolidated balance sheet.

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

Purchase of Rights to Future Milestones, Royalties and Commercial Payments

The Company has purchased rights to receive a portion of certain future developmental, regulatory and commercial sales milestones, royalties and option fees on sales of products currently in clinical development or recently commercialized. The Company acquired such rights from various entities and recorded the amount paid for these rights as long-term royalty receivables (see Note 5). In addition, the Company may be obligated to make contingent payments related to certain product development milestones, fees upon exercise of options related to future license products and sales-based milestones. The contingent payments are evaluated to determine if they are freestanding instruments or embedded derivatives. If the contingent payments fall within the scope of ASC 815, the contingent payments are measured at fair value at the inception of the arrangement, and are subject to remeasurement to fair value each reporting period. Any changes in the estimated fair value are recorded in the condensed consolidated statements of operations and comprehensive loss. Contingent consideration payments that do not fall within the scope of ASC 815 are recognized when the amounts are probable and estimable according to ASC 450.

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

Contingent payments are evaluated whether they are freestanding instruments or embedded derivatives. If the contingent payments fall within the scope of ASC 815, the contingent payments are measured at fair value at the acquisition date, and are subject to remeasurement to fair value each reporting period. The estimated fair value at the acquisition date is included in the cost of the acquired assets. Any subsequent changes in the estimated fair value are recorded in the condensed consolidated statements of operations and comprehensive loss. Contingent consideration payments that do not fall within the scope of ASC 815 are recognized when the amount is probable and estimable according to ASC 450.

Cash payments related to acquired assets are reflected as an investing cash flow in the Company’s condensed consolidated statements of cash flows.

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

Rent expense for the operating lease is recognized on a straight-line basis, over the reasonably assured lease term based on total lease payments and is included in operating expenses in the condensed consolidated statements of operations and comprehensive loss.

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

Share Repurchases

The Company has a stock repurchase program that is executed through purchases made from time to time, including in the open market. The Company retires repurchased shares of common stock, reducing common stock with any excess of cost over par value recorded to accumulated deficit. Issued and outstanding shares of common stock are reduced by the number of shares repurchased. No treasury stock is recognized in the condensed consolidated financial statements. In August 2022, the Inflation Reduction Act (IRA) enacted a 1% excise tax on net share repurchases after December 31, 2022. Any excise tax incurred on share repurchases is recognized as part of the cost basis of the shares acquired.

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

For the three months ended March 31, 2024, two partners represented 67% and 33% of total revenues. For the three months ended March 31, 2023, one partner represented 100% of total revenues. There were no trade receivables, net as of March 31, 2024. One partner represented 100% of the trade receivables, net as of December 31, 2023.

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

Accounting Pronouncements Recently Adopted

In November 2023, the FASB issued ASU 2023-07, Segment Reporting, which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. The amendments in ASU 2023-07 are effective for all public entities for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company adopted annual requirements under ASU 2023-07 on January 1, 2024 and plans to adopt interim requirements under ASU 2023-07 on January 1, 2025. The Company will begin including financial statement disclosures in accordance with ASU 2023-07 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

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

3. Condensed Consolidated Financial Statements Details

Equity Securities

As of March 31, 2024 and December 31, 2023, equity securities consisted of an investment in Rezolute’s common stock of $0.4 million and $0.2 million, respectively (see Note 4). For the three months ended March 31, 2024 and 2023, the Company recognized a gain of $0.3 million and a loss of $24,000, respectively, due to the change in fair value of its investment in Rezolute’s common stock in the other income (expense), net line item of its condensed consolidated statements of operations and comprehensive loss.

Accrued and Other Liabilities

Accrued and other liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2024	2023
Accrued incentive compensation	$397	$1,203
Accrued legal and accounting fees	674	791
Accrued payroll, severance and retention costs	128	149
Other accrued liabilities	100	625
Total	$1,299	$2,768

Net Loss Per Share Attributable to Common Stockholders

The following is a reconciliation of the numerator (net loss) and the denominator (number of shares) used in the calculation of basic and diluted net loss per share attributable to common stockholders (in thousands, except per share amounts):

	Three Months Ended March 31,
	2024	2023
Numerator
Net loss	$(8,595)	$(9,813)
Less: Series A accumulated dividends	(530)	(530)
Less: Series B accumulated dividends	(838)	(838)
Net loss attributable to common stockholders, basic and diluted	$(9,963)	(11,181)

Denominator
Weighted average shares used in computing basic and diluted net loss per share attributable to common stockholders	11,580	11,460
Basic and diluted net loss per share attributable to common stockholders	$(0.86)	$(0.98)

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

The following table shows the weighted-average shares from outstanding securities considered anti-dilutive and therefore excluded from the computation of diluted net loss per share attributable to common stockholders (in thousands):

	Three Months Ended March 31,
	2024	2023
Convertible preferred stock (as converted)	5,003	5,003
Common stock options	1,372	1,548
Warrants for common stock	131	6
Total	6,506	6,557

For PSUs with market conditions, if the market conditions have not been satisfied by the end of the reporting period, the number of shares that would be issuable based on the market price at the end of the reporting period, as if the end of the reporting period were the end of the contingency period, will be included in the calculation of diluted earnings per share if the effect is dilutive. No shares would be issuable based on the market price of $24.05 per share as of March 31, 2024.

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

As of March 31, 2024 and December 31, 2023, there were no contract assets or contract liabilities related to this arrangement and none of the costs to obtain or fulfill the contract were capitalized. The Company did not recognize any revenue related to this arrangement during the three months ended March 31, 2024 and 2023.

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

As of March 31, 2024 and December 31, 2023, there were no contract assets or contract liabilities related to this arrangement. None of the costs to obtain or fulfill the contract were capitalized. The Company did not recognize any revenue related to this arrangement during the three months ended March 31, 2024 and 2023.

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

As of March 31, 2024 and December 31, 2023, there were no contract assets or contract liabilities related to this arrangement. None of the costs to obtain or fulfill the contract were capitalized. The Company did not recognize any revenue related to this arrangement during the three months ended March 31, 2024 and 2023.

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

In August 2023, Novartis communicated to the Company its intent to discontinue development activities related to NIS793.

As of March 31, 2024 and December 31, 2023, there were no contract assets or contract liabilities related to this arrangement. None of the costs to obtain or fulfill the contract were capitalized. The Company did not recognize any revenue related to this arrangement during the three months ended March 31, 2024 and 2023.

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

As of March 31, 2024 and December 31, 2023, there were no contract assets or contract liabilities related to this arrangement and none of the costs to obtain or fulfill the contract were capitalized. The Company did not recognize any revenue related to this arrangement during the three months ended March 31, 2024 and 2023.

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

The Company classified the proceeds received from HCRP as unearned revenue, to be recognized as revenue under the units-of-revenue method over the life of the license agreements because of the Company’s limited continuing involvement in the Royalty Sale Agreements. Such limited continuing involvement is related to the Company’s undertaking to cooperate with HCRP in the event of litigation or a dispute related to the license agreements. Because the transaction was structured as a non-cancellable sale, the Company does not have significant continuing involvement in the generation of the cash flows due to HCRP and there are no guaranteed rates of return to HCRP, the Company recorded the total proceeds of $18.0 million as unearned revenue recognized under the units-of-revenue method. The Company allocated the total proceeds between the two Royalty Sale Agreements based on the relative fair value of expected payments to be made to HCRP under the license agreements. The unearned revenue is being recognized as revenue over the life of the underlying license agreements under “units-of-revenue” method. Under this method, amortization for a reporting period is calculated by computing a ratio of the allocated proceeds received from HCRP to the payments expected to be made by the licensees to HCRP over the term of the Royalty Sale Agreements, and then applying that ratio to the period’s cash payment. During the third quarter of 2018, the Shire product underlying the Dyax Corp. license agreement was approved, and the Company began recognizing revenue under the units-of-revenue method due to sales of the approved product.

The Company recognized $0.5 million and $0.4 million in revenue under the units-of-revenue method under these arrangements during the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, the current and non-current portions of the remaining unearned revenue recognized under the units-of-revenue method was $2.2 million and $6.7 million, respectively. As of December 31, 2023, the Company classified $2.1 million and $7.2 million as current and non-current unearned revenue recognized under the units-of-revenue method, respectively.

5. Royalty and Commercial Payment Purchase Agreements

Short-term royalty and commercial payment receivables were $9.8 million and $14.2 million as of March 31, 2024 and December 31, 2023, respectively. Long-term royalty and commercial payment receivables were $65.6 million and $58.0 million as of March 31, 2024 and December 31, 2023, respectively.

Talphera Commercial Payment Purchase Agreement

DSUVIA was approved by the FDA in 2018 for use in adults in certified medically supervised healthcare settings. In April 2023, Talphera divested DSUVIA to Alora for an upfront payment, a 15% royalty on commercial net sales of DSUVIA and up to $116.5 million in sales-based milestone payments under the Talphera APA. In addition, Talphera is entitled to 75% of net sales of DSUVIA to the DoD for its services performed to support sales of DSUVIA to the DoD under the Talphera Marketing Agreement.

On January 12, 2024, the Company entered into the Talphera CPPA, pursuant to which XOMA will receive (i) 100% of the 15% royalty on commercial net sales and the sales-based milestones related to net sales of DSUVIA for sales made on and after January 1, 2024, and (ii) 100% of Talphera’s future service revenue in the amount of 75% of net sales of DSUVIA to the DoD, until the Company receives $20.0 million. Thereafter, the Company will fully retain the 15% royalty on commercial net sales of DSUVIA and will share equally with Talphera the 75% of net sales of DSUVIA to the DoD and the remaining sales-based milestone payments due from Alora.

Upon closing of the transaction, the Company paid Talphera an upfront payment of $8.0 million, which was recorded as long-term royalty receivables in its consolidated balance sheet.

During the three months ended March 31, 2024, the Company received commercial payments pursuant to the Talphera CPPA of $25,000. In accordance with the cost recovery method, the cash received was recorded as a direct reduction of the long-term royalty receivable balance.

Based upon limited available information, the Company is unable to reasonably estimate future net sales and the commercial payments to be received during the twelve-month period following the quarter ended March 31, 2024 and, as such, no amounts are reflected as short-term royalty and commercial payment receivables as of March 31, 2024.

Under the cost recovery method, the Company does not expect to recognize any income related to milestones and commercial payment received until the purchase price has been fully collected. The Company performed its impairment assessment and no allowance for credit losses was recorded as of March 31, 2024.

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

On January 11, 2024, Zevra announced that the FDA accepted its NDA resubmission for arimoclomol and pursuant to the LadRx Agreements, the Company made a $1.0 million milestone payment to LadRx in January 2024 and the LadRx contingent consideration liability was reduced to zero as of March 31, 2024.

Under the cost recovery method, the Company does not expect to recognize any income related to royalties, milestone payments and other payments until the purchase price has been fully collected. The Company performed its impairment assessment and no allowance for credit losses was recorded as of March 31, 2024 and December 31, 2023.

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

At the inception of the Aptevo CPPA, the Company recorded $9.7 million as long-term royalty receivables in its consolidated balance sheet which included a $9.6 million upfront payment and a $50,000 one-time payment, which would be due if XOMA received more than $0.5 million in receipts for first quarter 2023 sales of IXINITY. At inception of the agreement, the Company concluded the one-time payment of $50,000 was probable and reasonably estimable. Therefore, the payment was recorded as a contingent liability under ASC 450 in the consolidated balance sheet at inception. The Company paid the one-time payment of $50,000 in June 2023 when related receipts exceeded $0.5 million.

During the year ended December 31, 2023 the Company received total commercial payments pursuant to the Aptevo CPPA of $1.7 million.

During the three months ended March 31, 2024, the Company received commercial payments pursuant to the Aptevo CPPA of $0.4 million. In accordance with the cost recovery method, the cash received was recorded as a direct reduction of the long-term royalty receivable balance.

Though the Company is unable to reasonably estimate its commercial payment stream from sales of future net sales and the commercial payments to be received under the agreement, it has a more accurate projection of the commercial payments expected for the twelve-month period following the condensed consolidated balance sheet dates. As such, as of March 31, 2024 and December 31, 2023, the Company recorded $2.0 million as short-term royalty and commercial payment receivables.

Under the cost recovery method, the Company does not expect to recognize any income related to milestones and commercial payment received until the purchase price has been fully collected. The Company performed its impairment assessment and no allowance for credit losses was recorded as of March 31, 2024 and December 31, 2023.

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

As of March 31, 2024, no payments were probable to be received under the Agenus RPA in the near term. Under the cost recovery method, the Company does not expect to recognize any income related to milestone and royalty payments received until the purchase price has been fully collected. The Company performed its impairment assessment and no allowance for credit losses was recorded as of March 31, 2024 and December 31, 2023.

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

As of March 31, 2024, no payments were probable to be received under the Aronora RPA in the near term. Under the cost recovery method, the Company does not expect to recognize any income related to milestones and royalties received until the purchase price has been fully collected. The Company performed its impairment assessment and no allowance for credit losses was recorded as of March 31, 2024 and December 31, 2023. Based on communications in April 2024, the Company will be evaluating the status of the partnered programs for potential impairment in the second quarter of 2024.

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

As of March 31, 2024, no payments were probable to be received under the Palo RPA in the near term. Under the cost recovery method, the Company does not expect to recognize any income related to royalties received until the purchase price has been fully collected. The Company performed its impairment assessment and no allowance for credit losses was recorded as of March 31, 2024 and December 31, 2023.

Viracta Royalty Purchase Agreement

On March 22, 2021, the Company entered into the Viracta RPA, as amended March 4, 2024, pursuant to which the Company acquired the right to receive future royalties, milestone payments and other payments related to two clinical-stage drug candidates for an upfront payment of $13.5 million. The first candidate, DAY101 (a pan-RAF kinase inhibitor), is being developed by Day One, and the second candidate, vosaroxin (a topoisomerase II inhibitor), is being developed by Denovo Biopharma. The Company acquired the right to receive (i) up to $54.0 million in potential milestone payments, potential royalties on sales, if approved, and a portion of potential other payments related to DAY101, excluding up to $5.0 million retained by Viracta, and (ii) up to $57.0 million in potential regulatory and commercial milestones and high single-digit royalties on sales related to vosaroxin, if approved.

At the inception of the Viracta RPA, the Company recorded $13.5 million as long-term royalty receivables in its consolidated balance sheet.

On October 30, 2023, the Company earned a $5.0 million milestone payment pursuant to the Viracta RPA related to the FDA’s acceptance of Day One’ NDA for tovorafenib. In accordance with the cost recovery method, the $5.0 million milestone payment received was recorded as a direct reduction of the recorded long-term royalty receivable balance.

Under the cost recovery method, the Company does not expect to recognize any income related to royalties, milestone payments and other payments until the purchase price has been fully collected. The Company performed its impairment assessment and no allowance for credit losses was recorded as of March 31, 2024 and December 31, 2023.

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

As of March 31, 2024, no payments were probable to be received under the Kuros RPA in the near term. Under the cost recovery method, the Company does not expect to recognize any income related to royalties, milestone payments and other payments until the purchase price has been fully collected. The Company performed its impairment assessment and no allowance for credit losses was recorded as of March 31, 2024 and December 31, 2023.

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

During the three months ended March 31, 2024, the Company received $7.4 million from Roche.

Though the Company is unable to reasonably estimate its commercial payment stream from sales of future net sales and the commercial payments to be received under the agreement, it has a more accurate projection of the commercial payments expected for the twelve-month period following the consolidated balance sheet dates. As such, as of March 31, 2024 and December 31, 2023, the Company recorded $7.8 million and $12.2 million, respectively, as short-term royalty and commercial payment receivables.

The achievement of the first and second sales-based milestone payments under the Affitech CPPA was considered probable as of December 31, 2023, and as such the Company recognized a $6.0 million contingent liability in contingent consideration under RPAs, AAAs and CPPAs in its consolidated balance sheet. The sales milestones were achieved in 2023 and in the first quarter of 2024, the Company paid Affitech $6.0 million and the related contingent liability balance was reduced to zero in its condensed consolidated balance sheet as of March 31, 2024.

Based on reported first quarter of 2024 sales of VABYSMO, the achievement of the third sales-based milestone payment under the Affitech CPPA was considered probable as of March 31, 2024, and the Company recognized a $3.0 million contingent liability in the condensed consolidated balance sheet. The Company may pay up to $3.0 million in an additional sales-based milestone payment upon the achievement of one remaining incremental sales milestone in the future. The final milestone was not assessed as probable and as a result is not recorded as a contingent liability as of March 31, 2024.

Under the cost recovery method, the Company does not expect to recognize any income related to future commercial payment receipts until the purchase price has been fully collected. The Company performed its impairment assessment and no allowance for credit losses was recorded as of March 31, 2024 and December 31, 2023.

The following table summarizes the royalty and commercial payment receivable activities during the three months ended March 31, 2024 (in thousands):

	Short-Term	Long-Term
Balance as of January 1, 2024	$14,215	$57,952
Acquisition of royalty and commercial payment receivables:
Talphera	—	8,000
Receipt of royalty and commercial payments:
Affitech	(7,396)	—
Aptevo	(350)	—
Talphera	—	(25)
Reclassification to short-term royalty and commercial payment receivables:
Aptevo	350	(350)
Recognition of contingent consideration:
Affitech	3,000	—
Balance as of March 31, 2024	$9,819	$65,577

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

The following tables set forth the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as follows (in thousands):

	Fair Value Measurements at March 31, 2024 Using:
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Cash equivalents:
Money market funds	$134,729	$—	$—	$134,729
Total cash equivalents	134,729	—	—	134,729
Equity securities	413	—	—	413
Total financial assets	$135,142	$—	$—	$135,142
Liabilities:
Contingent consideration under RPAs, AAAs and CPPAs, measured at fair value	$—	$—	$—	$—

	Fair Value Measurements at December 31, 2023 Using:
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Cash equivalents:
Money market funds	$28,352	$—	$—	$28,352
Total cash equivalents	28,352	—	—	28,352
Equity securities	161	—	—	161
Total financial assets	$28,513	$—	$—	$28,513
Liabilities:
Contingent consideration under RPAs, AAAs and CPPAs, measured at fair value	$—	$—	$1,000	$1,000

Equity Securities

The equity securities consisted of an investment in Rezolute’s common stock and are classified on the condensed consolidated balance sheets as current assets as of March 31, 2024 and December 31, 2023. The equity securities are revalued each reporting period with changes in fair value recorded in the other income (expense), net line item of the condensed consolidated statements of operations and comprehensive loss. As of March 31, 2024 and December 31, 2023 the Company valued the equity securities using the closing price for Rezolute’s common stock traded on the Nasdaq Stock Market of $2.55 and $0.99, respectively. The inputs that were used to calculate the fair value of the equity securities were observable prices in active markets and therefore were classified as a Level 1 fair value measurement.

Contingent Consideration Measured at Fair Value

During the three months ended March 31, 2024, the contingent liability recorded pursuant to the LadRx Agreements decreased to zero after the Company paid LadRx $1.0 million upon achievement of a related regulatory milestone in January 2024 (Note 5).

As of March 31, 2024, the estimated fair value of the remaining LadRx contingent consideration liability is zero as it represents the future consideration that is contingent upon the achievement of a specified regulatory milestone for the product candidate related to aldoxorubicin. The fair value measurement is based on significant Level 3 inputs such as anticipated timelines and probability of achieving development milestones of aldoxorubicin. Such contingent consideration is remeasured at fair value at each reporting period with changes in fair value recorded in the other income (expense), net line item of the condensed consolidated statements of operations and comprehensive loss until settlement.

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

On June 27, 2023, the Company executed the second lease amendment for its corporate headquarters lease in Emeryville, California with the same counterparty, in a different location in the same building to replace its existing amended lease which expired in July 2023 (the “new lease agreement” or the “new lease”). The new lease agreement commenced on November 10, 2023 and has a term of 65 months.

Under the new lease agreement, the Company retained access to its original premises under the amended lease which expired in July 2023, until the new premises became available on November 10, 2023. Payments made between when the lease expired in July 2023 and the commencement date of the new premises of November 10, 2023 were recorded as variable lease costs in the consolidated statement of operations and comprehensive loss for the year ended December 31, 2023.

In accordance with ASC 842, the Company accounted for the new lease as a separate contract and the Company recognized an operating lease right-of-use assets of $0.4 million and operating lease liabilities of $0.4 million on November 10, 2023, the commencement date of the lease.

The following table summarizes maturity of the new lease through the 65-month term of the Company’s operating lease liabilities as of March 31, 2024 (in thousands):

Year	Rent Payments
2024 (excluding the three months ended March 31, 2024)	$60
2025	85
2026	88
2027	91
2028	102
Thereafter	36
Total undiscounted lease payments	462
Present value adjustment	(88)
Total net lease liability	$374

As of March 31, 2024 and December 31, 2023, the total net lease liability was $0.4 million.

As of December 31, 2023, the Company’s current and non-current operating lease liabilities were $0.1 million and $0.3 million, respectively.

As of March 31, 2024, the Company’s current and non-current operating lease liabilities were $0.1 million and $0.3 million, respectively.

The following table summarizes the cost components of the Company’s operating leases for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023
Lease costs:
Operating lease cost	$22	$48
Variable lease cost (1)	(2)	5
Total lease costs	$20	$53

(1)	Under the terms of the original, amended and new lease agreements, the Company is also responsible for certain variable lease payments that are not included in the measurement of the lease liability. Variable lease payments include non-lease components such as common area maintenance fees. The negative balance for the period ended March 31, 2024 was due to the lessor’s reconciliation of variable lease costs from which a credit was due to the Company.

The following information represents supplemental disclosure for the condensed consolidated statements of cash flows related to operating leases (in thousands):

	Three Months Ended March 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows under operating leases	$23	$52

The following information represents supplemental disclosure for the condensed consolidated statements of cash flows related to operating leases (in thousands):

	March 31,	December 31,
	2024	2023
Weighted-average remaining lease term	5.08 years	5.33 years
Weighted-average discount rate	8.50%	8.50%

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

In connection with the Blue Owl Loan Agreement, XOMA issued to Blue Owl and certain funds affiliated with Blue Owl warrants to purchase: (i) up to 40,000 shares of XOMA’s common stock at an exercise price of $35.00 per share; (ii) up to 40,000 shares of XOMA’s common stock at an exercise price of $42.50 per share; and (iii) up to 40,000 shares of XOMA’s common stock at an exercise price of $50.00 per share (collectively, the “Blue Owl Warrants”). The fair value of the Blue Owl Warrants was determined using the Black-Scholes Model (see Note 2) and was estimated to be $1.5 million. As of March 31, 2024, all Blue Owl Warrants were outstanding.

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

As of the closing date of December 15, 2023, the Company recorded the $0.3 million allocated costs for the delayed draw term loan commitment as a non-current asset in other assets - long term in the consolidated balance sheet and will reclassify the amount as a debt discount when the delayed draw term loan is drawn. As of March 31, 2024, no amount had been drawn from the delayed draw term loan.

The carrying value of the short and long-term portion of the initial term loan was $5.5 million and $118.5 million, respectively, as of December 31, 2023. The Company recorded $0.6 million in interest expense during the year ended December 31, 2023.

In March 2024, XRL made a semi-annual payment of $7.4 million which included an interest payment of $3.8 million and principal repayment of $3.6 million. The carrying value of the short and long-term portion of the initial term loan was $6.1 million and $114.5 million, respectively, as of March 31, 2024. As of March 31, 2024, the effective interest rate was determined to be 11.05%. The Company recorded $3.6 million in interest expense during the three months ended March 31, 2024. As of March 31, 2024, the Company had an unaccreted debt discount of $5.1 million and unaccreted direct issuance costs of $0.6 million to be accreted over the expected remaining term of the initial term loan.

The following table summarizes the impact of the initial term loan on the Company’s condensed consolidated balance sheet as of March 31, 2024 (in thousands):

March 31, 2024
Gross principal	$130,000
Principal repayments	(3,616)
Unaccreted debt discount and debt issuance costs	(5,712)
Total carrying value net of principal repayments, unaccreted debt discount and debt issuance costs	120,672
Less: current portion of long-term debt	(6,144)
Long-term debt	$114,528

Long-term debt on the Company’s condensed consolidated balance sheet as of March 31, 2024 and consolidated balance sheet as of December 31, 2023 includes only the carrying value of the Blue Owl Loan. The carrying value of the Blue Owl Loan as of December 31, 2023 was $124.0 million.

Aggregate projected future principal payments of the initial term loan as of March 31, 2024, are as follows (in thousands):

Year Ending December 31,	Payments
2024 (excluding the three months ended March 31, 2024)	$3,588
2025	10,246
2026	15,404
2027	19,609
2028	23,585
Thereafter	53,952
Total payments	$126,384

Accretion of debt discounts and issuance costs are included in interest expense. Interest expense in the condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2024 relates to the initial term loan (in thousands):

	Three Months Ended
	March 31,
	2024	2023
Accrued interest expense	$3,245	$—
Accretion of debt discount and debt issuance costs	306	—
Total interest expense	$3,551	$—

9. Common Stock Warrants

As of March 31, 2024 and December 31, 2023, the following common stock warrants were outstanding:

			Exercise Price	March 31,	December 31,
Issuance Date	Expiration Date	Balance Sheet Classification	per Share	2024	2023
May 2018	May 2028	Stockholders’ equity	$23.69	6,332	6,332
March 2019	March 2029	Stockholders’ equity	$14.71	4,845	4,845
December 2023	December 2033	Stockholders’ equity	$35.00	40,000	40,000
December 2023	December 2033	Stockholders’ equity	$42.50	40,000	40,000
December 2023	December 2033	Stockholders’ equity	$50.00	40,000	40,000
				131,177	131,177

10. Commitments and Contingencies

Collaborative Agreements, Royalties and Milestone Payments

The Company has committed to make potential future milestone payments and legal fees to third parties as part of licensing and development programs. Payments under these agreements become due and payable only upon the achievement of certain developmental, regulatory and commercial milestones by the Company’s licensees. Because it is uncertain if and when these milestones will be achieved, such contingencies, aggregating up to $6.3 million (assuming one product per contract meets all milestone events) have not been recorded on the accompanying condensed consolidated balance sheets. The Company is unable to determine precisely when and if payment obligations under the agreements will become due as these obligations are based on milestone events, the achievement of which is subject to a significant number of risks and uncertainties. None of these milestones were assessed to be probable as of March 31, 2024.

Contingent Consideration

Pursuant to the Company’s agreements with Aronora, Kuros, Affitech and LadRx the Company has committed to pay the Aronora Royalty Milestones, the Kuros Sales Milestones, the Affitech Sales Milestones, and LadRx regulatory and commercial sales milestones.

As of December 31, 2023, the Company recorded $1.0 million for the LadRx contingent consideration that represented the estimated fair value of the potential future payments upon the achievement of regulatory milestones related to arimoclomol and aldoxorubicin at the inception of the LadRx Agreements. During the three months ended March 31, 2024, the contingent liability decreased to zero after the Company paid LadRx $1.0 million upon the FDA’s acceptance of the arimoclomol NDA resubmission (Note 5). As of March 31, 2024, the Company recorded zero for the LadRx contingent consideration as the estimated fair value of the potential future payment upon the achievement of regulatory milestones related to aldoxorubicin was negligible. Such contingent consideration related to regulatory milestones is remeasured at fair value at each reporting period, with changes in fair value recorded in other income (expense), net.

During the year ended December 31, 2023, certain sales milestones related to VABYSMO pursuant to the Affitech CPPA were assessed to be probable under ASC 450. As such, a $6.0 million liability was recorded in contingent consideration under RPAs, AAAs and CPPAs and a corresponding $6.0 million asset was recorded under long-term royalty and commercial payment receivables on the consolidated balance sheet. During the three months ended March 31, 2024, this contingent liability decreased to zero after the Company paid Affitech $6.0 million upon the achievement of the related commercial sales milestones (Note 5).

During the three months ended March 31, 2024, a sales milestone related to VABYSMO pursuant to the Affitech CPPA was assessed to be probable under ASC 450. As such, a $3.0 million liability was recorded in contingent consideration under RPAs, AAAs, and CPPAs and a corresponding $3.0 million asset was recorded under short-term royalty and commercial payment receivables on the condensed consolidated balance sheet.

The liability for future Aronora Royalty Milestones, Kuros Sales Milestones, remaining Affitech Sales Milestones and LadRx commercial sales milestone will be recorded when the amounts, by product, are estimable and probable.

As of March 31, 2024, none of the Aronora Royalty Milestones, Kuros Sales Milestones, remaining Affitech Sales Milestone and LadRx commercial sales milestone were assessed to be probable and as such, no liability was recorded on the condensed consolidated balance sheet.

11. Stock Based Compensation

The Company may grant qualified and non-qualified stock options, common stock, PSUs and other stock-based awards under various plans to directors, officers, employees and other individuals. Stock options are granted at exercise prices of not less than the fair market value of the Company’s common stock on the date of grant. Additionally, the Company has an ESPP that allows employees to purchase Company shares at a purchase price equal to 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the last day of the purchase period. The ESPP includes a rollover mechanism for the purchase price if the fair market value of the Company’s common stock on the purchase date is less than the fair market value of the Company’s common stock on the first trading day of the offering period.

Stock Options and Other Benefit Plans

Stock Option Plans

2010 Plan Stock Options

Stock options issued under the 2010 Plan generally vest monthly over three years for employees and one year for directors. Stock options held by employees who qualify for retirement age (defined as employees that are a minimum of 55 years of age and the sum of their age plus years of full-time employment with the Company exceeds 70 years) vest on the earlier of scheduled vest date or the date of retirement. No stock options were granted under the 2010 Plan during the three months ended March 31, 2024 and 2023.

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

The Stock Option Inducement Awards were granted to Mr. Hughes and Mr. Sitko outside the 2010 Plan as an inducement material to entering into their respective employment with the Company in accordance with Nasdaq Listing Rule 5635(c)(4) but are subject to the terms and conditions of the 2010 Plan. More information on the Stock Option Inducement Awards granted during the three months ended March 31, 2023 can be found in Note 10 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 8, 2024.

The weighted-average grant-date fair value per share of options granted to Mr. Hughes and Mr. Sitko at an exercise price of $18.66 per share during the first quarter of 2023 was $11.91. The weighted-average grant-date fair value per share of options granted to Mr. Hughes and Mr. Sitko at an exercise price of $30.00 per share during the first quarter of 2023 was $14.68. No Stock Option Inducement Awards were granted during the three months ended March 31, 2024.

The activity for all stock options for the three months ended March 31, 2024 was as follows:

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Contractual	Intrinsic
	Number of	Price	Remaining Term	Value
	shares	Per Share	(in years)	(in thousands)
Outstanding at January 1, 2024	2,730,068	$20.88	6.29	$10,638
Granted	—	—
Exercised	(134,959)	4.61
Forfeited, expired or cancelled	(26,014)	178.20
Outstanding at March 31, 2024	2,569,095	$20.15	6.27	$17,723
Exercisable at March 31, 2024	2,009,056	$19.12	5.60	$16,131

The aggregate intrinsic value of stock options exercised during the three months ended March 31, 2024 was $2.5 million. No stock options were exercised during the three months ended March 31, 2023.

The Company recorded $1.1 million in stock-based compensation expense related to stock options during the three months ended March 31, 2024. As of March 31, 2024, $7.0 million of total unrecognized compensation expense related to stock options was expected to be recognized over a weighted average period of 2.4 years.

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

In connection with Mr. Hughes’ appointment to full-time Chief Executive Officer in January 2024, the Company granted Mr. Hughes 275,000 PSUs under the 2010 Plan with generally the same terms as the May 2023 PSU grants.

Fair Value Assumptions of Performance Stock Unit Awards

The fair value of the PSUs granted was estimated based on Monte Carlo valuation model which incorporates into the valuation the possibility that the stock price hurdles may not be satisfied.

The range of grant date fair values of the PSUs granted in 2023 was estimated as follows:

			Derived
Hurdle Price	Number of	Fair Value	Service Period
Per PSU	PSUs	Per Share	(in years)
$30.00	243,550	$11.42-17.45	0.69-2.59
$35.00	91,239	$10.16-16.07	0.93-2.59
$40.00	60,024	$9.07-14.84	1.12-2.59
$45.00	53,787	$8.12-13.72	1.27-2.59
	448,600

The grant date fair values of the PSUs granted in January 2024 was estimated as follows:

			Derived
Hurdle Price	Number of	Fair Value	Service Period
Per Share	PSUs	Per Share	(in years)
$30.00	160,078	$18.42	0.74
$35.00	53,350	$17.24	0.96
$40.00	32,835	$16.14	1.15
$45.00	28,737	$15.13	1.31
	275,000

The Company estimates that it will recognize total stock-based compensation expense of approximately $11.7 million in aggregate for the PSUs granted in May 2023, October 2023 and January 2024 using the graded expense attribution method over the requisite service period of each tranche. If the stock price hurdles are met sooner than the requisite service period, the stock-based compensation expense for the respective stock price hurdle will be accelerated.

Stock-based compensation expense will be recognized over the requisite service period if the grantees continue to provide service to the Company, regardless of whether the PSU stock price hurdles are achieved.

The activity for all PSUs for the three months ended March 31, 2024 was as follows:

		Weighted
		Average
		Grant Date
	Number of	Fair Value
	Unvested PSUs	Per Share
Unvested balance at January 1, 2024	448,600	$15.40
Granted	275,000	17.58
Vested	—	—
Forfeited	—	—
Unvested balance at March 31, 2024	723,600	$16.23

The Company recorded $1.8 million in stock-based compensation expense related to the PSUs during the three months ended March 31, 2024. As of March 31, 2024, there was $7.1 million unrecognized stock-based compensation expense related to outstanding PSUs granted to employees, with a weighted-average remaining recognition period of 1.13 years.

Stock-based Compensation Expense

All stock-based compensation expense is recorded in G&A expense. The following table shows total stock-based compensation expense for stock options, PSUs and ESPP in the condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended March 31,
	2024	2023
Total stock-based compensation expense included in G&A	$2,856	$1,570

12. Capital Stock

Dividends

During the three months ended March 31, 2024, the Board declared and paid cash dividends on the Company’s Series A Preferred Stock and Series B Depositary shares as follows:

	Series A Preferred Stock	Series B Depositary Share
	Cash Dividend Declared	Cash Dividend Declared
Dividend Declaration Date	($ per share)	($ per share)	Dividend Payment Date
October 18, 2023	$0.53906	$0.52344	January 15, 2024
February 21, 2024	$0.53906	$0.52344	April 15, 2024

BVF Ownership

As of March 31, 2024, BVF owned approximately 31.2% of the Company’s total outstanding shares of common stock, and if all the Series X Convertible Preferred Stock were converted (without taking into account beneficial ownership limitations), BVF would own 51.9% of the Company’s total outstanding shares of common stock. The Company’s Series A Preferred Stock becomes convertible upon the occurrence of specific events and as of March 31, 2024, the contingency was not met, therefore the Series A Preferred Stock owned by BVF is not included in the as-converted ownership calculation. Due to its significant equity ownership, BVF is considered a related party of the Company.

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

Stock Repurchase Program

On January 2, 2024, the Board authorized the Company’s first stock repurchase program, which permits the Company to purchase up to $50.0 million of its common stock through January 2027. Under the program, the Company has discretion in determining the conditions under which shares may be purchased from time to time, including through transactions in the open market, in privately negotiated transactions, under plans compliant with Rule 10b5-1 under the Exchange Act, or by other means in accordance with applicable laws. The manner, number, price, structure, and timing of the repurchases, if any, will be determined at the Company’s sole discretion and repurchases, if any, depend on a variety of factors, including legal requirements, price and economic and market conditions, royalty and milestone acquisition opportunities, and other factors. The repurchase authorization does not obligate the Company to acquire any particular amount of its common stock. The Board may suspend, modify, or terminate the stock repurchase program at any time without prior notice. As of March 31, 2024, the Company had purchased a total of 660 shares of its common stock pursuant to the stock repurchase plan for $13,000.

13. Income Taxes

No provision was made for federal income taxes, since the Company incurred net operating losses during the three months ended March 31, 2024 and 2023. The Company continues to maintain a full valuation allowance against its remaining net deferred tax assets.

The Company had a total of $5.9 million of gross unrecognized tax benefits as of March 31, 2024, none of which would affect the effective tax rate upon realization as it currently has a full valuation allowance against its net deferred tax assets. The reversal of related deferred tax assets will be offset by a valuation allowance, should any of these uncertain tax positions be favorably settled in the future.

The Company does not expect its unrecognized tax benefits to change significantly over the next twelve months. The Company will recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. Through March 31, 2024, the Company had not accrued interest or penalties related to uncertain tax positions.

14. Subsequent Events

Kinnate Acquisition

On February 16, 2024, the Company entered into an Agreement and Plan of Merger with Kinnate and XRA, a Delaware corporation and a wholly-owned subsidiary of the Company, pursuant to which the Company acquired Kinnate through a tender offer for (i) $2.5879 in cash per share of Kinnate common stock, plus (ii) one non-transferable contractual contingent value right (“CVR”) per share of Kinnate common stock. The merger closed on April 3, 2024 (the “Merger Closing Date”), and XRA merged with and into Kinnate. Following the merger, Kinnate continued as the surviving corporation in the merger and a wholly owned subsidiary of the Company.

Each Kinnate CVR represents the right to receive potential payments pursuant to the terms and subject to the conditions of the Contingent Value Rights Agreement, dated April 3, 2024 (the “CVR Agreement”), by and among the Company, XRA, a right agent and a representative of the CVR holders. On February 27, 2024, Kinnate sold exarafenib and related IP to Pierre Fabre Medicament, SAS for an upfront cash consideration of $0.5 million and contingent consideration of $30.5 million upon the achievement of certain specified milestones. Kinnate CVR holders will be entitled to 100% of any further net proceeds from this transaction, if any, until the fifth anniversary of the Merger Closing Date, together with 85% of net proceeds, if any, from any license or other disposition of any or all rights to any product, product candidate or research program active at Kinnate as of the closing that occurs within one year of the Merger Closing Date, in each case subject to and in accordance with the terms of the CVR Agreement.

FDA Approval of OJEMDA

On April 23, 2024, Day One announced that the FDA granted approval to Day One’s NDA for OJEMDA (tovorafenib). Pursuant to the Viracta RPA, the Company earned a $9.0 million milestone payment upon FDA approval and is also eligible to receive mid-single-digit royalties on sales of OJEMDA.

Daré Royalty Purchase Agreements

On April 29, 2024, the Company entered into the Daré RPAs. Pursuant to the terms of the Daré RPAs, the Company paid $22.0 million in cash to Daré in consideration for the sale of (a) 100% of all remaining royalties related to XACIATO™ not already subject to the royalty-backed financing agreement Daré entered into in December 2023 and net of payments owed by Daré to upstream licensors, which equates to royalties ranging from low to high single digits, and of all potential commercial milestones related to XACIATO™ that are payable to Daré under that certain Exclusive License Agreement by and between Daré and Organon, dated March 31, 2022, as amended; (b) a 4% synthetic royalty on net sales of OVAPRENE® and a 2% synthetic royalty on net sales of Sildenafil Cream, 3.6%, which will decrease to 2.5% and 1.25%, respectively, upon the Company achieving a pre-specified return threshold; and (c) a portion of Daré’s right to a certain milestone payment that may become payable to Daré under that certain License Agreement between Daré and Bayer HealthCare LLC, dated January 10, 2020. The Daré RPAs also provide for certain milestone payments from the Company to Daré upon achieving a pre-specified return threshold, subject to the terms of the Daré RPAs.

Rezolute Milestone

In April 2024, Rezolute dosed the first patient in its Phase 3 trial of RZ358 and the Company earned a $5.0 million milestone pursuant to our Rezolute License Agreement.

.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This Quarterly Report on From 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995, which are subject to the “safe harbor” created by those sections. Forward-looking statements are based on current expectations, estimates and forecasts, as well as our management’s beliefs and assumptions and on information currently available to them, and are subject to risks and uncertainties that are difficult to predict. In some cases you can identify forward-looking statements by words such as “may,” “will,” “should,” “might,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential,” “intend” “goal,” “strategy,” “continue,” “design” and similar words, expressions or the negative of such terms intended to identify forward-looking statements. Examples of these statements include, but are not limited to, statements regarding: trend analyses and statements regarding future events, future financial performance, anticipated growth, and industry prospects, our future operating expenses, our future losses, the success of our strategy as a royalty aggregator, the assumptions underlying our business model, the extent to which issued and pending patents may protect the products and processes in which we have an ownership or royalty interest and prevent the use of the covered subject matter by third parties, the potential of our existing product candidates to lead to the development of commercial products, our ability to receive potential milestone or royalty payments under license and collaboration agreements and the amount and timing of receipt of those payments, our ability to locate suitable assets to acquire, our ability to complete (on a timely basis or at all) and realize the benefits from acquisitions, uncertainties related to the acquisition of interest in development-stage and clinical-stage product candidates, fluctuations in, our ability to predict our operating results and cash flows, and the sufficiency of our capital resources. Forward-looking statements are based on assumptions that may not prove accurate. Actual results could differ materially from those anticipated due to certain risks inherent in the biotechnology industry and for our licensees engaged in the development of new products in a regulated market. Among other things: there can be no assurance that our revenues or expenses will meet any expectations or follow any trend(s); we may be unable to retain our key employees; litigation, arbitration or other disputes with third parties may have a material adverse effect on us; our product candidates subject to our out-license agreements are still being developed, and our licensees’ may require substantial funds to continue development which may not be available; we may not be successful in entering into out-license agreements for our product candidates; if our therapeutic product candidates do not receive regulatory approval, our third-party licensees will not be able to manufacture and market them; products or technologies of other companies may render some or all of our product candidates noncompetitive or obsolete; we do not know whether there will be, or will continue to be, a viable market for the products in which we have an ownership or royalty interest; even once approved, a product may be subject to additional testing or significant marketing restrictions, its approval may be withdrawn or it may be voluntarily taken off the market; and we and our licensees are subject to various state and federal healthcare related laws and regulations that may impact the commercialization of our product candidates and could subject us to significant fines and penalties. These and other risks, and uncertainties that may cause our actual results or outcomes to differ materially and adversely from those expressed in our forward-looking statements, including those related to current economic and financial market conditions, are contained principally in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023, Part II, Item 1A of this Quarterly Report on Form 10-Q and in our other filings with the SEC.

Forward-looking statements are inherently uncertain and you should not place undue reliance on these statements, which speak only as of the date that they were made. These cautionary statements should be considered in connection with any written or oral forward-looking statements that we may issue in the future. Except as required by law, we do not undertake any obligation to revise or update publicly any forward-looking statements after completion of the filing of this Quarterly Report on Form 10-Q to reflect later events or circumstances or to reflect the occurrence of unanticipated events, or otherwise.

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

All references to “portfolio” in this Quarterly Report on Form 10-Q are to milestone and/or royalty rights associated with a basket of product candidates in development.

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

The following discussion and analysis should be read in conjunction with the unaudited financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with the audited consolidated financial statements and related notes thereto included as part of our Annual Report on Form 10-K for the year ended December 31, 2023.

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

The generation of future revenues related to licenses, milestone payments, and royalties is dependent on the achievement of milestones or product sales by our existing licensees. We generated a net loss of $8.6 million and net cash used in operating activities was $4.9 million for the three months ended March 31, 2024, and we had an accumulated deficit of $1.2 billion as of March 31, 2024. We generated a net loss of $40.8 million and net cash used in operating activities was $18.2 million for the year ended December 31, 2023.

Recent Business Developments

Kinnate Acquisition

In February 2024, we entered into Agreement and Plan of Merger with Kinnate and XRA pursuant to which we acquired Kinnate through a tender offer for (i) $2.5879 in cash per share of Kinnate common stock plus (ii) one non-transferable contingent value right (“CVR”) per share of Kinnate common stock. The merger closed on April 3, 2024 (the “Merger Closing Date”), and XRA merged with and into Kinnate. Following the merger, Kinnate continued as the surviving corporation in the merger and our wholly owned subsidiary.

Each Kinnate CVR represents the right to receive potential payments pursuant to the terms and subject to the conditions of the Contingent Value Rights Agreement, dated April 3, 2024 (the “CVR Agreement”), by and among the Company, XRA, a right agent and a representative of the CVR holders. In February 2024, Kinnate sold exarafenib and related IP to Pierre Fabre Medicament, SAS for an upfront cash consideration of $0.5 million and contingent consideration of $30.5 million upon the achievement of certain specified milestones. Kinnate CVR holders will be entitled to 100% of any further net proceeds from this transaction, if any, until the fifth anniversary of the Merger Closing Date, together with 85% of net proceeds, if any, from any license or other disposition of any or all rights to any product, product candidate or research program active at Kinnate as of the closing that occurs within one year of the Merger Closing Date, in each case subject to and in accordance with the terms of the CVR Agreement.

Owen Hughes Appointed as Chief Executive Officer

In January 2024, our Board appointed Owen Hughes as our Chief Executive Officer (Principal Executive Officer) and Jack L. Wyszomierski as Chairman of our Board. Mr. Hughes previously served as our Executive Chairman and Interim Chief Executive Officer beginning on January 1, 2023.

Stock Repurchase Program

On January 2, 2024, our Board authorized our first stock repurchase program, which permits us to purchase up to $50.0 million of our common stock through January 2027. Under the program, we have discretion in determining the conditions under which shares may be purchased from time to time, including through transactions in the open market, in privately negotiated transactions, under plans compliant with and Rule 10b5-1 under the Exchange Act, as part of or by other means in accordance with applicable laws. The manner, number, price, structure, and timing of the repurchases, if any, will be determined at our sole discretion and repurchases, if any, depend on a variety of factors, including legal requirements, price and economic and market conditions, royalty and milestone acquisition opportunities, and other factors. The repurchase authorization does not obligate us to acquire any particular amount of our common stock. The Board may suspend, modify, or terminate the stock repurchase program at any time without prior notice. As of March 31, 2024, we had purchased a total of 660 shares of our common stock pursuant to the stock repurchase program for $13,000.

Portfolio Updates – Royalty and Commercial Payment Purchase Agreements

Daré Royalty Purchase Agreements

On April 29, 2024, we entered into the Daré RPAs, pursuant to which we paid $22.0 million in cash to Daré in consideration for the sale of (a) 100% of all remaining royalties related to XACIATO™ not already subject to the royalty-backed financing agreement Daré entered into in December 2023 and net of payments owed by Daré to upstream licensors, which equates to royalties ranging from low to high single digits, and of all potential commercial milestones related to XACIATO™ that are payable to Daré under that certain Exclusive License Agreement by and between Daré and Organon, dated March 31, 2022, as amended; (b) a 4% synthetic royalty on net sales of OVAPRENE® and a 2% synthetic royalty on net sales of Sildenafil Cream, 3.6%, which will decrease to 2.5% and 1.25%, respectively, upon us achieving a pre-specified return threshold; and (c) a portion of Daré’s right to a certain milestone payment that may become payable to Daré under that certain License Agreement between Daré and Bayer HealthCare LLC, dated January 10, 2020. The Daré RPAs also provide for certain milestone payments from us to Daré upon achieving a pre-specified return threshold, subject to the terms of the Daré RPAs.

Viracta Royalty Purchase Agreement

In April 2024, Day One announced that the FDA granted approval to Day One’s NDA for OJEMDA (tovorafenib). Pursuant to the Viracta RPA, we earned a $9.0 million milestone payment and we are also eligible to receive mid-single-digit royalties on net sales of OJEMDA.

Talphera Commercial Payment Purchase Agreement

In January 2024, we acquired an economic interest in DSUVIA from Talphera for $8.0 million. DSUVIA was approved in 2018 by the FDA for use in adults in certified medically supervised healthcare settings. In April 2023, Talphera divested DSUVIA to Alora for an upfront payment, a 15% royalty on commercial net sales of DSUVIA and up to $116.5 million in sales-based milestone payments under the Talphera APA. In addition, Talphera is entitled to 75% of net sales of DSUVIA to the DoD for its services performed to support sales of DSUVIA to the DoD under the Talphera Marketing Agreement. Under the terms of the agreement, we are entitled to receive (i) 100% of the 15% royalty on commercial net sales and the sales-based milestones related to net sales of DSUVIA, as adjusted, for sales on and after January 1, 2024, and (ii) 100% of Talphera’s future service revenue in the amount of 75% of net sales of DSUVIA to the DoD until we receive $20.0 million. Thereafter, we will fully retain the 15% royalty on commercial net sales of DSUVIA and will share equally with Talphera the 75% of net sales of DSUVIA to the DoD and the remaining sales-based milestone payments due from Alora.

Affitech Commercial Payment Purchase Agreement

Pursuant to our Affitech CPPA, we are eligible to receive commercial payments under the agreement from Roche consisting of 0.5% of net sales of VABYSMO for a ten-year period following the first commercial sale in each applicable jurisdiction. In 2022, VABYSMO was approved by the FDA and the EMA for the treatment of wet, or neovascular, age-related macular degeneration and diabetic macular edema. In October 2023, the FDA approved VABYSMO for the treatment of retinal vein occlusion. Payments are due from Roche within 60 days of December 31 and June 30 of each year.

In February 2024, we received $7.4 million representing our commercial payment received from sales of VABYSMO during the last six months of 2023 under the Affitech CPPA. We used these cash receipts to fund contractual interest payments and partially repay the principal balance on our Blue Owl Loan (see Note 8 of the condensed consolidated financial statements).

Based on net sales of VABYSMO in 2023, we paid Affitech sales milestones totaling $6.0 million in March 2024, and we may pay up to an additional $6.0 million in milestones based on the achievement of certain sales thresholds in future periods.

LadRx Agreements

In January 2024, Zevra announced that the FDA accepted its NDA resubmission for arimoclomol and pursuant to the LadRx Agreements, we made a $1.0 million milestone payment to LadRx in January 2024.

Portfolio Updates – License and Collaboration Agreements

Rezolute License Agreement

In April 2024, Rezolute dosed the first patient in its Phase 3 trial of RZ358 and we earned a $5.0 million milestone pursuant to our Rezolute License Agreement.

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

There have been no significant changes in our critical accounting estimates during the three months ended March 31, 2024, as compared with those previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 8, 2024.

Our significant accounting policies are included in “Note 2 – Basis of Presentation and Significant Accounting Policies” in our condensed consolidated financial statements.

Results of Operations

Revenues

Total revenues for the three months ended March 31, 2024 and 2023, were as follows (in thousands):

	Three Months Ended
	March 31,
	2024	2023	Change
Revenue from contracts with customers	$1,000	$—	$1,000
Revenue recognized under units-of-revenue method	490	437	53
Total revenues	$1,490	$437	$1,053

Revenue from Contracts with Customers

Revenue from contracts with customers includes upfront fees, annual license fees and milestone payments related to the out-licensing of our legacy product candidates and technologies. Revenue from contracts with customers for the three months ended March 31, 2024 included milestone payments of $1.0 million pursuant to our license agreement with AVEO. There was no revenue from contracts with customers for the three months ended March 31, 2023.

Revenue Recognized under Units-of-Revenue Method

Revenue recognized under the units-of-revenue method includes the amortization of unearned revenue from the sale of royalty interests to HCRP in 2016. Revenues for the three months ended March 31, 2024 remained consistent with the same period in 2023 due to comparable sales of products underlying the agreements with HCRP.

R&D Expenses

R&D expenses were $33,000 for the three months ended March 31, 2024, compared with $54,000 for the three months ended March 31, 2023. Upon the closing our merger with Kinnate, we assumed operations of Kinnate’s Phase 1 clinical trial of KIN-3248. Few patients remain in the study; however, we expect to incur increased R&D costs during 2024 until the study is completed.  We may also incur additional R&D costs related to stability studies and storage of the remaining programs transferred through our Kinnate acquisition.

G&A Expenses

G&A expenses include salaries and related personnel costs, professional fees, and facilities costs. For the three months ended March 31, 2024, G&A expenses were $8.5 million compared with $6.2 million for the three months ended March 31, 2023. The increase of $2.3 million was primarily due to a $1.3 million increase in stock-based compensation and a $0.7 million increase in consulting and legal expenses. The increase in stock-based compensation expenses was largely due to the PSU grant associated with the appointment of Mr. Hughes as our full-time Chief Executive Officer in January 2024 combined with PSUs granted in May 2023. We expect G&A expenses to further increase in 2024 due to an anticipated increase in activity related to our evaluation of potential royalty acquisitions and anticipated costs associated with our Kinnate acquisition.

Arbitration Settlement Costs

Arbitration settlement costs of $4.1 million for the three months ended March 31, 2023 consisted of the costs incurred related to the settlement of an arbitration proceeding with one of our licensees in the first quarter of 2023. There were no arbitration settlement costs for the three months ended March 31, 2024.

Other Income (Expense)

Interest Expense

The accretion of debt discount and debt issuance costs is included in interest expense. Interest expense is shown below for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended
	March 31,
	2024	2023	Change
Accrued interest expense	$3,245	$—	$3,245
Accretion of debt discount and debt issuance costs	306	—	306
Total interest expense	$3,551	$—	$3,551

We had no debt outstanding or interest expense incurred until we executed the Blue Owl Loan Agreement on December 15, 2023.  The $3.6 million interest expense for the three months ended March 31, 2024 represents interest incurred on the Blue Owl Loan since December 31, 2023. Interest expense is expected to continue in future quarters so long as the Blue Owl Loan remains outstanding.

Other Income (Expense), Net

The following table shows our activity in other income (expense), net for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended
	March 31,
	2024	2023	Change
Other income (expense), net
Investment income	$1,708	$381	$1,327
Change in fair value of equity securities	252	(24)	276
Total other income (expense), net	$1,960	$357	$1,603

Investment income increased by $1.3 million for the three months ended March 31, 2024 compared with the three months ended March 31, 2023 due to higher balances and higher market interest rates on our investments. For the three months ended March 31, 2024 and 2023, the change in fair value of equity securities was due to the change in market price of shares of Rezolute’s common stock.

Provision for Income Taxes

We recorded no provision for federal income tax, since we incurred net operating losses during the three months ended March 31, 2024 and 2023. We continue to maintain a full valuation allowance against our remaining net deferred tax assets. We had a total of $5.9 million of gross unrecognized tax benefits, none of which would impact our effective tax rate to the extent that we continue to maintain a full valuation allowance against our deferred tax assets. We do not expect our unrecognized tax benefits to change significantly over the next twelve months.

Liquidity and Capital Resources

The following table summarizes our cash and cash equivalents, our working capital and our cash flow activities as of and for each of the periods presented (in thousands):

	March 31,	December 31,
	2024	2023	Change
Cash and cash equivalents(1)	$136,225	$153,290	$(17,065)
Working capital	$131,350	$149,814	$(18,464)

(1)	Unrestricted.

	Three Months Ended
	March 31,
	2024	2023	Change
Net cash used in operating activities	$(4,947)	$(4,924)	$(23)
Net cash used in investing activities	(7,246)	(7,234)	(12)
Net cash used in financing activities	(4,956)	(1,368)	(3,588)
Net decrease in cash, cash equivalents and restricted cash	$(17,149)	$(13,526)	$(3,623)

Net cash used in operating activities for the three months ended March 31, 2024 was $4.9 million and primarily consisted of our operating expenses of $8.5 million partially offset by non-cash expenses of $3.0 million, which primarily consisted of stock-based compensation expense of $2.9 million, and a $1.0 million milestone payment received pursuant to our license agreement with AVEO. Net cash used in operating activities for the three months ended March 31, 2023 was $4.9 million and primarily consisted of our operating expenses of $10.6 million, partially offset by non-cash expenses of $2.0 million, which primarily consisted of stock-based compensation expense of $1.6 million, offset by a $2.9 million change in assets and liabilities.

Net cash used in investing activities for the three months ended March 31, 2024 was $7.2 million, and primarily consisted of a $8.0 million payment to Talphera for the acquisition of payment rights pursuant to the Talphera CPPA in January 2024, a $6.0 million payment to Affitech for sales milestones pursuant to the Affitech CPPA in January 2024 and a $1.0 million payment to LadRx for the achievement of a regulatory milestone pursuant to the LadRx Agreements in January 2024, partially offset by a $7.4 million commercial payment received from Roche pursuant to the Affitech CPPA and a $0.4 million commercial payment received pursuant to the Aptevo CPPA. Net cash used in investing activities for the three months ended March 31, 2023 was $7.2 million, and primarily consisted of $9.6 million for the acquisition of payment rights pursuant to the Aptevo CPPA in March 2023, partially offset by a $2.4 million commercial payment received from Roche pursuant to the Affitech CPPA.

Net cash used in financing activities for the three months ended March 31, 2024 was $5.0 million and primarily consisted of principal payments of $3.6 million on the Blue Owl Loan, dividends of $1.4 million on our Series A and Series B Preferred Stock, and $0.6 million in debt issuance costs and loan fees paid in connection with long-term debt partially offset by $0.6 million in proceeds from the exercise of options, net of taxes paid. Net cash used in financing activities for the three months ended March 31, 2023 was $1.4 million, and consisted of dividends on our Series A and Series B Preferred Stock.

Capital Resources

We have incurred significant operating losses since our inception and as of March 31, 2024, we had an accumulated deficit of $1.2 billion. As of March 31, 2024, we had $136.2 million in cash and cash equivalents and $6.2 million in restricted cash. Based on our current cash balance and our planned discretionary spending, such as royalty acquisitions, we believe that our current financial resources are sufficient to fund our planned operations, commitments, and contractual obligations for a period of at least one year following the filing date of this report.

We have primarily financed our operations and acquisitions through debt facilities, the issuance of our common stock, Series A and Series B Preferred Stock, and amounts received as milestone payments under our license agreements. In December 2023, XRL entered into the Blue Owl Loan Agreement (see Note 8 to the condensed consolidated financial statements and further details below in “Long-Term Debt”). We intend to use the net cash received from the Blue Owl Loan, together with our existing capital resources, to fund our ongoing operations, to repurchase common stock and for working capital and other general corporate purposes.

The generation of future revenues related to licenses, milestone payments, and royalties is dependent on the achievement of milestones or product sales by our existing licensees. Milestone payments earned in prior periods are not indicative of anticipated milestone payments in future periods. We may seek additional capital through our 2018 Common Stock ATM Agreement or our 2021 Series B Preferred Stock ATM Agreement (see Note 12 to the condensed consolidated financial statements), or through other public or private debt or equity transactions. Our ability to raise additional capital in the equity and debt markets, should we choose to do so, is dependent on a number of factors, including, but not limited to, the market demand for our common and preferred stock, which are subject to a number of development and business risks and uncertainties, our creditworthiness and whether were are able to raise such additional capital at a price or on terms that are favorable to us, if at all. If we are unable to raise additional funds when we need them, our business and operations may be adversely affected.

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

In June 2023 we entered into a lease for our headquarters in Emeryville, California. The lease commenced in November 2023 and has a term of 65 months. As of March 31, 2024, we expect to incur incremental undiscounted costs of $0.5 million associated with our building lease.

We will be required to make future R&D and G&A expenditures related to the obligations and liabilities we assumed in the Kinnate acquisition. We expect these costs to be funded in full by the cash we received upon close of the merger.

Share Repurchase Program: On January 2, 2024, our Board authorized our first stock repurchase program, which permits us to purchase up to $50.0 million of our common stock through January 2027. As of March 31, 2024, we had purchased a total of 660 shares of common stock pursuant to the stock repurchase program for $13,000.

Long-Term Debt: Under the Blue Owl Loan Agreement, the outstanding principal balance will bear interest at an annual rate of 9.875%.  XRL began making payments of interest under the Blue Owl Loan Agreement semi-annually, in March 2024 using the royalties received on worldwide net sales of VABYSMO, pursuant to the Affitech CPPA. On each interest payment date, any shortfall in interest payment will be paid from the interest reserve, any uncured shortfall in interest payment that exceeds the interest reserve will increase the outstanding principal amount of the loan, and any royalty payments in excess of accrued interest on the loan will be used to repay the principal of the loan until the balance is fully repaid. As of March 31, 2024, XRL held restricted cash of $6.2 million in reserve accounts that may only be used to pay interest and administrative fees and XRL’s operating expenses pursuant to the Blue Owl Loan Agreement. As of March 31, 2024, the current and non-current portion of the initial term loan was $6.1 million and $114.5 million, respectively, and $0.2 million and $6.0 million of the restricted cash is classified as current and non-current, respectively.

RPAs, AAAs and CPPAs: A significant component of our business model is to acquire rights to potential future milestone payments and royalty payment streams. We expect to continue deploying capital toward these acquisitions in the near and long term.

We have paid $1.0 million for a milestone payment due under our agreement with LadRx in January 2024 and $6.0 million for sales milestones due under our agreement with Affitech in March 2024. We have up to an additional $3.0 million and $5.0 million in milestone payments that may become due under the Affitech CPPA and LadRx Agreement, respectively. We currently have $3.0 million of contingent consideration recorded on our condensed consolidated balance sheets as of March 31, 2024.

In addition, we have potential sales-based milestone payments that may become due under our agreements with Aronora and Kuros. All of these milestones and royalty payments represent a portion of the funds we may receive in the future pursuant to these agreements, and therefore we expect these payments to be fully funded by the related royalty or commercial payment receipts.

Collaborative Agreements, Royalties and Milestone Payments: We may need to make potential future milestone payments and pay legal fees to third parties as part of our licensing and development programs. Payments under these agreements become due and payable only upon the achievement of certain developmental, regulatory and commercial milestones by our licensees. Because it is uncertain if and when these milestones will be achieved, such contingencies, aggregating up to $6.3 million (assuming one product per contract meets all milestone events) have not been recorded on our condensed consolidated balance sheet as of March 31, 2024. We are unable to determine precisely when and if our payment obligations under the agreements will become due as these obligations are based on milestone events, the achievement of which is subject to a significant number of risks and uncertainties. We expect all payments due to be funded by a portion of the related milestone or royalty revenue we receive or we expect these payments to be reimbursed by our licensees.

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

Changes in Commitments and Contingencies

Our commitments and contingencies were reported in our Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC and there have been no material changes during the three months ended March 31, 2024 from the commitment and contingencies previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

ITEM 1A. RISK FACTORS

Except as discussed below, there have been no material changes in our risk factors as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. For a detailed description of our risk factors, refer to Part I, Item IA, “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

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

In addition, our potential milestone or royalty providers may currently or in the future rely on foreign contract research organizations (“CROs”) and contract manufacturing organizations (“CMOs”). Such foreign CROs or CMOs may be subject to U.S. legislation, including the proposed BIOSECURE Bill, trade restrictions and other foreign regulatory requirements which could increase the cost or reduce the supply of material available to our potential milestone or royalty providers, delay the procurement or supply of such material, have an adverse effect on their ability to secure significant commitments from governments to purchase potential products or disrupt the supply chain. If our potential milestone or royalty providers are not able to secure supply of their products or product candidates as a result of the BIOSECURE Bill or other applicable legislation and fail to maintain timely progress on their clinical development programs, regulatory submissions or commercialization activities, they may be unable to deliver milestone or royalty payments to us in a timely manner or at all, and this could adversely affect our business, financial condition, results of operations and cash flows.

For example, the biopharmaceutical industry in China is strictly regulated by the Chinese government. Changes to Chinese regulations or government policies affecting biopharmaceutical companies are unpredictable and may have a material adverse effect on the collaborators of our potential milestone or royalty providers that operate in China, which, in turn, could have an adverse effect on such milestone or royalty providers and, in turn, our business, financial condition, results of operations and prospects. Evolving changes in China’s public health, economic, political, and social conditions and the uncertainty around China’s relationship with other governments, such as the United States and the U.K., could also negatively impact our potential milestone or royalty providers, including impacting their ability to manufacture products or product candidates, their ability to secure government funding or their ability to maintain timely progress on their clinical development programs, regulatory submissions or commercialization activities.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

On January 2, 2024, the Board authorized our first stock repurchase program, which permits us to purchase up to $50.0 million of our common stock through January 2027. Under the program, we have discretion in determining the conditions under which shares may be purchased from time to time, including through transactions in the open market, in privately negotiated transactions, under plans compliant with Rule 10b5-1 under the Exchange Act, or by other means in accordance with applicable laws. The manner, number, price, structure, and timing of the repurchases, if any, will be determined at our sole discretion and repurchases, if any, depend on a variety of factors, including legal requirements, price and economic and market conditions, royalty and milestone acquisition opportunities, and other factors. The repurchase authorization does not obligate us to acquire any particular amount of our common stock. The Board may suspend, modify, or terminate the stock repurchase program at any time without prior notice. All common stock repurchased by us during the three months ended March 31, 2024 was subsequently retired. Our repurchases of our common stock during the three months ended March 31, 2024 was as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 2 – January 31, 2024	—	$—	—	$50,000,000
February 1 – February 29, 2024	660	$19.88	660	$49,986,899
March 1 – March 31, 2024	—	$—	—	$49,986,899
Total	660	$19.88	660	$49,986,899

(1)	The number of shares purchased is based on the settlement date.
(2)	Average price per share includes commissions.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

c) Trading Plans

During the fiscal quarter ended March 31, 2024, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (in each case, as defined in Item 408(a) of Regulation S-K).

ITEM 6. EXHIBITS

		Incorporation By Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

2.1	Agreement and Plan of Merger between the Company, Kinnate and Merger Sub, dated February 16, 2024	8-K	001-39801	2.1	2/16/2024

2.2	Contingent Value Rights Agreement, dated April 3, 2024, by and between XOMA Corporation, XRA 1 Corp., Broadridge Corporate Issuer Solutions, LLC and Fortis Advisors LLC.	8-K	001-39801	2.2	4/3/2024

3.1	Certificate of Incorporation of XOMA Corporation	8-K12G3	000-14710	3.1	01/03/2012

3.2	Certificate of Amendment of Certificate of Incorporation of XOMA Corporation	8-K	000-14710	3.1	05/31/2012

3.3	Certificate of Amendment of Amended Certificate of Incorporation of XOMA Corporation	8-K	000-14710	3.1	05/28/2014

3.4	Certificate of Amendment to the Amended Certificate of Incorporation of XOMA Corporation	8-K	000-14710	3.1	10/18/2016

3.5	Certificate of Designation of Preferences, Rights and Limitations of Series X Convertible Preferred Stock	8-K	000-14710	3.1	02/16/2017

3.6	Certificate of Designation of 8.625% Series A Cumulative Perpetual Preferred Stock	8-K	000-14710	3.1	12/11/2020

3.7	Certificate of Designation of 8.375% Series B Cumulative Perpetual Preferred Stock	8-K	001-39801	3.1	04/08/2021

3.8	Certificate of Correction of the Certificate of Designation of 8.375% Series B Cumulative Perpetual Preferred Stock	10-Q	001-39801	3.8	08/05/2021

3.9	Certificate of Amendment to the Certificate of Designation of 8.375% Series B Cumulative Perpetual Preferred Stock of XOMA Corporation.	8-K	001-39801	3.1	08/05/2021

3.10	By-laws of XOMA Corporation	8-K12G3	000-14710	3.2	01/03/2012

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, 3.5, 3.6, 3.7, 3.8, 3.9 and 3.10

4.2	Specimen of Common Stock Certificate	8-K	000-14710	4.1	01/03/2012

4.3	Deposit Agreement, dated effective April 9, 2021, by and among XOMA Corporation, American Stock Transfer & Trust Company, LLC, as depositary, and the holders of the depositary receipts issued thereunder	8-K	001-39801	4.1	04/08/2021

4.4	Form of Warrants (May 2018 Warrants)	10-Q	000-14710	4.6	08/07/2018

4.5	Form of Warrants (March 2019 Warrants)	10-Q	000-14710	4.7	05/06/2019

4.6	Form of Warrant (December 2023) ($35.00 Exercise Price)	8-K	001-39801	4.1	12/19/2023

Incorporation By Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

4.7	Form of Warrant (December 2023) ($42.50 Exercise Price)	8-K	001-39801	4.2	12/19/2023

4.8	Form of Warrant (December 2023) ($50.00 Exercise Price)	8-K	001-39801	4.3	12/19/2023

4.9	Form of Indenture	S-3	333-277794	4.6	3/8/2024

10.1	Amended and Restated Officer Employment Agreement, dated January 8, 2024, between XOMA Corporation and Owen Hughes	10-K	001-39801	10.16	3/8/2024

10.2#+	Payment Interest Purchase Agreement by and between Talphera, Inc. and XOMA (US) LLC dated as of January 12, 2024

10.3#+	Amendment No. 1 to Royalty Purchase Agreement entered into as of March 4, 2024 by and between Viracta Therapeutics, Inc (“Seller”) and XOMA (US) LLC (“Purchaser”)

31.1+	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

31.2+	Certification of Chief Financial Officer, as required by Rule 13a 14(a) or Rule 15d 14(a) of the Securities Exchange Act of 1934

32.1+(1)	Certifications of Chief Executive Officer and Chief Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. §1350
101.INS+	Inline XBRL Instance Document

101.SCH+	Inline XBRL Schema Document

101.CAL+	Inline XBRL Calculation Linkbase Document

101.DEF+	Inline XBRL Definition Linkbase Document

101.LAB+	Inline XBRL Labels Linkbase Document

101.PRE+	Inline XBRL Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
+	Filed herewith.

#     Portions of this exhibit have been omitted as the Registrant has determined that (i) the omitted information is not material and (ii) the omitted material is of the type that the Registrant treats as private or confidential.

(1)

Furnished herewith. These certifications are not deemed filed with the SEC and are not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of this Form 10-Q), irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XOMA Corporation

Date: May 9, 2024	By:	/s/ OWEN HUGHES
Chief Executive Officer (Principal Executive Officer)

Date: May 9, 2024	By:	/s/ THOMAS BURNS
Thomas Burns Senior Vice President, Finance and Chief Financial Officer (Principal Financial and Principal Accounting Officer)