Form 10-Q
period 2024-06-30
XOMA Royalty Corp
filed 2024-08-13
CIK 791908

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________to__________

Commission File Number: 001-39801

XOMA Royalty Corporation

(Exact name of Registrant as specified in its charter)

Delaware	52-2154066
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2200 Powell Street, Suite 310
Emeryville, California	94608
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (510) 204-7200

Former name, former address and former fiscal year, if changed since last report: XOMA Corporation

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

As of August 8, 2024, the registrant had 11,704,467 shares of common stock, $0.0075 par value per share, outstanding.

XOMA ROYALTY CORPORATION

FORM 10-Q

GLOSSARY OF TERMS AND ABBREVIATIONS

Abbreviations	Definition
2010 Plan	The Company's 2010 Long Term Incentive and Stock Award Plan, as amended
2018 Common Stock ATM Agreement	At The Market Issuance Sales Agreement with HCW dated December 18, 2018
2021 Series B Preferred Stock ATM Agreement	At The Market Issuance Sales Agreement with B. Riley dated August 5, 2021
AAA	Assignment and Assumption Agreement
Affitech	Affitech Research AS
Affitech CPPA	The Company's Commercial Payment Purchase Agreement with Affitech dated October 6, 2021
Agenus	Agenus, Inc. and certain affiliates
Agenus RPA	The Company's Royalty Purchase Agreement with Agenus dated September 20, 2018
Alora	Alora Pharmaceuticals, LLC
Anti-TGFβ Antibody License Agreement	The Company's License Agreement with Novartis dated September 30, 2015
April 2022 Letter Agreement	The Letter Agreement to Officer Employment Agreement dated August 7, 2017, between the Company and Thomas Burns dated April 1, 2022
Aptevo	Aptevo Therapeutics Inc.
Aptevo CPPA	The Company’s Payment Interest Purchase Agreement with Aptevo dated March 29, 2023, referred to herein as “Aptevo Commercial Payment Purchase Agreement” or “Aptevo CPPA”
Aronora	Aronora, Inc.
Aronora RPA	The Company's Royalty Purchase Agreement with Aronora dated April 7, 2019
AstraZeneca	AstraZeneca plc
ASC	Accounting Standards Codification
ASC 450	ASC Topic 450, Contingencies
ASC 606	ASC Topic 606, Revenue from Contracts with Customers
ASC 805	ASC Topic 805, Business Combinations
ASC 815	ASC Topic 815, Derivatives and Hedging
ASC 825	ASC Topic 825, Financial Instruments
ASC 842	ASC Topic 842, Leases
ASU	Accounting Standards Update
Bayer	Bayer Pharma AG
Bayer License Agreement	Out-license agreement to Bayer HealthCare LLC from Daré dated January 10, 2020, related to the development and commercialization of OVAPRENE
Bioasis	Bioasis Technologies, Inc. and certain affiliates
Bioasis RPA	The Company's Royalty Purchase Agreement with Bioasis dated February 25, 2019
Black-Scholes Model	Black-Scholes Option Pricing Model
Blue Owl	Blue Owl Capital Corporation
Blue Owl Loan	Loan pursuant to the Blue Owl Loan Agreement
Blue Owl Loan Agreement	Loan agreement dated as of December 15, 2023, between XRL, the lenders from time to time party thereto and Blue Owl, as administrative agent
Board	The Company’s Board of Directors
B. Riley	B. Riley Securities, Inc.
Broadridge	Broadridge Corporate Issuer Solutions, LLC, rights agent under the Kinnate CVR Agreement
BVF	Biotechnology Value Fund, L.P.

Company	XOMA Royalty Corporation (formerly, XOMA Corporation), including its subsidiaries
CMO	Contract manufacturing organization
CPPA	Commercial Payment Purchase Agreement
CVR	Contingent value right
CRO	Contract research organization
Daré	Daré Bioscience, Inc.
Daré RPAs	The Company's Traditional RPA and Synthetic RPA with Daré dated April 29, 2024
Daré Organon License Agreement	Out-license agreement to Organon from Daré dated March 31, 2022, related to the development and commercialization of XACIATO, as amended on July 4, 2023
Day One	Day One Biopharmaceuticals
DSUVIA®	sufentanil sublingual tablet (DZUVEO in European market)
DoD	U.S. Department of Defense
EMA	European Medicines Agency
ESPP	2015 Employee Stock Purchase Plan, as amended
Exchange Act	U.S. Securities Exchange Act of 1934
FDA	U.S. Food and Drug Administration
FDIC	Federal Deposit Insurance Corporation
Fortis	Fortis Advisors LLC, representative of the Kinnate CVR holders under the Kinnate CVR Agreement
GAAP	Generally accepted accounting principles
G&A	General and administrative
Gevokizumab License Agreement	The Company's License Agreement with Novartis dated August 24, 2017
HCRP	Healthcare Royalty Partners II, L.P.
HCW	H.C. Wainwright & Co., LLC
ImmunityBio	ImmunityBio, Inc. (formerly NantCell, Inc.)
ImmunityBio License Agreement	Out-license agreement to ImmunityBio from LadRx dated July 27, 2017, related to the development and commercialization of Aldoxorubicin, as amended on September 27, 2018, terminated on June 3, 2024
IRA	Inflation Reduction Act
IP	Intellectual Property
IPR&D	In-Process Research and Development
IXINITY®	coagulation factor IX (recombinant)
Janssen	Janssen Biotech, Inc.
Kinnate	Kinnate Biopharma Inc.
Kinnate CVR Agreement	The Contingent Value Rights Agreement by and between the Company, Broadridge, and Fortis dated April 3, 2024
Kinnate Merger Agreement	The Agreement and Plan of Merger by and among the Company, XRA, and Kinnate dated February 16, 2024
Kuros	Kuros Biosciences AG, Kuros US LLC and Kuros Royalty Fund (US) LLC, collectively
Kuros RPA	The Company's Royalty Purchase Agreement with Kuros dated July 14, 2021
LadRx	LadRx Corporation (formerly CytRx Corporation)
LadRx Agreements	LadRx AAA and LadRx RPA
LadRx AAA	The Company’s Assignment and Assumption Agreement with LadRx dated June 21, 2023

LadRx RPA	The Company’s Royalty Purchase Agreement with LadRx dated June 21, 2023 and subsequently amended on June 3, 2024
Medexus	Medexus Pharmaceuticals, Inc.
Merck KGaA License Agreement

In-license agreement from Merck KGaA to ObsEva related to ebopiprant dated June 10, 2015 and subsequently amended on July 8, 2016 (assumed by the Company as part of the ObsEva IP Acquisition Agreement)

NDA	New Drug Application
Novartis	Novartis Pharma AG, Novartis International Pharmaceutical Ltd., Novartis Institutes for Biomedical Research, Inc. and/or Novartis Vaccines and Diagnostics, Inc.
ObsEva	ObsEva SA
ObsEva IP Acquisition Agreement	Company's IP Acquisition Agreement with ObsEva dated November 21, 2022
OJEMDA™	tovorafenib
Organon	Organon International GmbH
OVAPRENE®	An investigational hormone-free monthly intravaginal contraceptive
Palo	Palobiofarma, S.L.
Palo RPA	The Company's Royalty Purchase Agreement with Palo dated September 26, 2019
Pfizer	Pfizer, Inc.
Pierre Fabre	Pierre Fabre Médicament, SAS
PSU	Performance stock unit
R&D	Research and development
Regeneron	Regeneron Pharmaceuticals, Inc.
Rezolute	Rezolute, Inc., formerly Antria Bio, Inc.
Rezolute License Agreement	The Company's License Agreement with Rezolute dated December 6, 2017, as amended in March 2018, January 2019 and March 2020
RPA	Royalty Purchase Agreement
Roche	F. Hoffmann-La Roche AG
RSU	Restricted stock unit
SEC	U.S. Securities and Exchange Commission
Series A Preferred Stock	The 8.625% Series A cumulative, perpetual preferred stock issued in December 2020
Series B Preferred Stock	The 8.375% Series B cumulative, perpetual preferred stock issued in April 2021
Series A and Series B Preferred Stock	Series A Preferred Stock and Series B Preferred Stock, collectively
Series B Depositary Shares	The depositary shares, each representing 1/1000th interest in a share of Series B Preferred Stock
Series X Preferred Stock	The Series X Convertible Preferred Stock
Sildenafil Cream	Sildenafil Cream, 3.6%
Sonnet	Sonnet BioTherapeutics, Inc. (formerly Oncobiologics, Inc.)
Sonnet Collaboration Agreement	The Company's Collaboration Agreement with Sonnet dated July 23, 2012, as amended in May 2019
SVB	Silicon Valley Bank
Takeda	Takeda Pharmaceutical Company Limited
Takeda Collaboration Agreement	The Company's Collaboration Agreement with Takeda dated November 1, 2006, as amended in February 2007 and February 2009
Talphera	Talphera, Inc. (formerly AcelRx Pharmaceuticals, Inc. or “AcelRx”)
Talphera APA	Asset Purchase Agreement dated March 12, 2023 between AcelRx (now Talphera) and Vertical related to the sale of DSUVIA from Talphera to Vertical

Talphera CPPA	The Company’s Payment Interest Purchase Agreement with Talphera dated January 11, 2024, referred to herein as “Talphera Commercial Payment Purchase Agreement” or “Talphera CPPA”
Talphera Marketing Agreement	Marketing Agreement dated April 3, 2023 between AcelRx (now Talphera) and Vertical
TGFβ	transforming growth factor beta
U.S.	United States
VABYSMO®	faricimab-svoa
Vertical	Vertical Pharmaceuticals, LLC, a wholly-owned subsidiary of Alora
Viracta	Viracta Therapeutics, Inc.
Viracta RPA	The Company's Royalty Purchase Agreement with Viracta dated March 22, 2021, as amended March 4, 2024
XACIATO™	Clindamycin phosphate vaginal gel 2%
XOMA	XOMA Royalty Corporation (formerly, XOMA Corporation), a Delaware corporation, including subsidiaries
XRA	XRA 1 Corp. a wholly-owned subsidiary of the Company
XRL	XRL 1 LLC, a wholly-owned subsidiary of the Company
Zevra	Zevra Therapeutics, Inc. (formerly KemPharm Denmark A/S)
Zevra APA

Asset Purchase Agreement dated May 13, 2011 between LadRx and Orphazyme ApS, and assigned to Zevra as of June 1, 2022, related to the sale of arimoclomol from LadRx to Zevra (assumed by the Company as part of LadRx AAA)

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

XOMA ROYALTY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	June 30,	December 31,
	2024	2023(1)
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$143,904	$153,290
Short-term restricted cash	—	160
Short-term equity securities	696	161
Trade and other receivables, net	526	1,004
Short-term royalty and commercial payment receivables	14,257	14,215
Prepaid expenses and other current assets	2,820	483
Total current assets	162,203	169,313

Long-term restricted cash	6,016	6,100
Property and equipment, net	37	25
Operating lease right-of-use assets	349	378
Long-term royalty and commercial payment receivables	69,731	57,952
Exarafenib milestone asset (Note 4)	2,922	—
Other assets - long term	2,022	533
Total assets	$243,280	$234,301

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$982	$653
Accrued and other liabilities	4,869	2,768
Contingent consideration under RPAs, AAAs and CPPAs	3,000	7,000
Operating lease liabilities	421	54
Unearned revenue recognized under units-of-revenue method	2,259	2,113
Preferred stock dividend accrual	1,368	1,368
Current portion of long-term debt	5,716	5,543
Total current liabilities	18,615	19,499
Unearned revenue recognized under units-of-revenue method – long-term	5,963	7,228
Exarafenib milestone contingent consideration (Note 4)	2,922	—
Long-term operating lease liabilities	710	335
Long-term debt	115,077	118,518
Total liabilities	143,287	145,580

Commitments and Contingencies (Note 10)

Stockholders’ equity:
Preferred Stock, $0.05 par value, 1,000,000 shares authorized:
8.625% Series A cumulative, perpetual preferred stock, 984,000 shares issued and outstanding as of June 30, 2024 and December 31, 2023	49	49
8.375% Series B cumulative, perpetual preferred stock, 1,600 shares issued and outstanding as of June 30, 2024 and December 31, 2023	—	—
Convertible preferred stock, 5,003 shares issued and outstanding as of June 30, 2024 and December 31, 2023	—	—
Common stock, $0.0075 par value, 277,333,332 shares authorized, 11,658,383 and 11,495,492 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	87	86
Additional paid-in capital	1,315,703	1,311,809
Accumulated deficit	(1,215,846)	(1,223,223)
Total stockholders’ equity	99,993	88,721
Total liabilities and stockholders’ equity	$243,280	$234,301

The accompanying notes are an integral part of these condensed consolidated financial statements.

(1)The condensed consolidated balance sheet as of December 31, 2023 has been derived from the audited consolidated financial statements as of that date included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

XOMA ROYALTY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(unaudited)

(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Income and revenues:
Income from purchased receivables	$5,432	$—	$5,432	$—
Revenue from contracts with customers	5,025	1,125	6,025	1,125
Revenue recognized under units-of-revenue method	629	533	1,119	970
Total income and revenues	11,086	1,658	12,576	2,095

Operating expenses:
Research and development	1,161	39	1,194	93
General and administrative	11,004	5,777	19,465	11,973
Royalty purchase agreement asset impairment	9,000	1,575	9,000	1,575
Arbitration settlement costs	—	—	—	4,132
Amortization of intangible assets	—	224	—	449
Total operating expenses	21,165	7,615	29,659	18,222

Loss from operations	(10,079)	(5,957)	(17,083)	(16,127)

Other income (expense):
Gain on the acquisition of Kinnate	19,316	—	19,316	—
Change in fair value of embedded derivative related to RPA	8,100	—	8,100	—
Interest expense	(3,402)	—	(6,953)	—
Other income (expense), net	2,050	557	4,010	914
Net income (loss) and comprehensive income (loss)	$15,985	$(5,400)	$7,390	$(15,213)

Net income (loss) available to (attributable to) common stockholders (Note 3):
Basic	$10,224	$(6,768)	$3,253	$(17,949)
Diluted	$14,617	$(6,768)	$4,654	$(17,949)

Net income (loss) per share available to (attributable to) common stockholders:
Basic	$0.88	$(0.59)	$0.28	$(1.57)
Diluted	$0.84	$(0.59)	$0.27	$(1.57)

Weighted-average shares used in computing net income (loss) per share available to (attributable to) common stockholders:
Basic	11,643	11,466	11,611	11,463
Diluted	17,321	11,466	17,263	11,463

The accompanying notes are an integral part of these condensed consolidated financial statements.

XOMA ROYALTY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands)

	Series A		Series B		Convertible				Additional		Total
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2023	984	$49	2	$—	5	$—	11,495	$86	$1,311,809	$(1,223,223)	$88,721
Exercise of stock options	—	—	—	—	—	—	135	1	621	—	622
Issuance of common stock related to 401(k) contribution	—	—	—	—	—	—	7	—	118	—	118
Stock-based compensation expense	—	—	—	—	—	—	—	—	2,856	—	2,856
Preferred stock dividends	—	—	—	—	—	—	—	—	(1,368)	—	(1,368)
Repurchase of common stock	—	—	—	—	—	—	(1)	—	—	(13)	(13)
Net loss and comprehensive loss	—	—	—	—	—	—	—	—	—	(8,595)	(8,595)
Balance, March 31, 2024	984	$49	2	$—	5	$—	11,636	$87	$1,314,036	$(1,231,831)	$82,341
Exercise of stock options	—	—	—	—	—	—	15	—	250	—	250
Issuance of common stock related to ESPP	—	—	—	—	—	—	7	—	95	—	95
Stock-based compensation expense	—	—	—	—	—	—	—	—	2,690	—	2,690
Preferred stock dividends	—	—	—	—	—	—	—	—	(1,368)	—	(1,368)
Net income and comprehensive income	—	—	—	—	—	—	—	—	—	15,985	15,985
Balance, June 30, 2024	984	$49	2	$—	5	$—	11,658	$87	$1,315,703	$(1,215,846)	$99,993

	Series A		Series B		Convertible				Additional		Total
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2022	984	$49	2	$—	5	$—	11,454	$86	$1,306,271	$(1,182,392)	$124,014
Issuance of common stock related to 401(k) contribution	—	—	—	—	—	—	7	—	123	—	123
Stock-based compensation expense	—	—	—	—	—	—	—	—	1,570	—	1,570
Preferred stock dividends	—	—	—	—	—	—	—	—	(1,368)	—	(1,368)
Net loss and comprehensive loss	—	—	—	—	—	—	—	—	—	(9,813)	(9,813)
Balance, March 31, 2023	984	$49	2	$—	5	$—	11,461	$86	$1,306,596	$(1,192,205)	$114,526
Exercise of stock options	—	—	—	—	—	—	8	—	153	—	153
Issuance of common stock related to ESPP	—	—	—	—	—	—	3	—	50	—	50
Stock-based compensation expense	—	—	—	—	—	—	—	—	2,163	—	2,163
Preferred stock dividends	—	—	—	—	—	—	—	—	(1,368)	—	(1,368)
Net loss and comprehensive loss	—	—	—	—	—	—	—	—	—	(5,400)	(5,400)
Balance, June 30, 2023	984	$49	2	$—	5	$—	11,472	$86	$1,307,594	$(1,197,605)	$110,124

The accompanying notes are an integral part of these condensed consolidated financial statements.

XOMA ROYALTY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$7,390	$(15,213)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Income from purchased receivables under effective interest rate method	(4,562)	—
Stock-based compensation expense	5,546	3,733
Royalty purchase agreement asset impairment	9,000	1,575
Gain on the acquisition of Kinnate	(19,316)	—
Change in fair value of contingent consideration under RPAs, AAAs, and CPPAs	—	(75)
Common stock contribution to 401(k)	118	123
Amortization of intangible assets	—	449
Depreciation	5	2
Accretion of long-term debt discount and debt issuance costs	508	—
Non-cash lease expense	29	97
Change in fair value of equity securities	(535)	15
Changes in assets and liabilities:
Trade and other receivables, net	478	(900)
Prepaid expenses and other assets	(603)	(97)
Accounts payable and accrued liabilities	921	(769)
Operating lease liabilities	(82)	(102)
Unearned revenue recognized under units-of-revenue method	(1,117)	(970)
Net cash used in operating activities	(2,220)	(12,132)

Cash flows from investing activities:
Net cash acquired in Kinnate acquisition	18,926	—
Payments of consideration under RPAs, AAAs and CPPAs	(37,000)	(14,650)
Receipts under RPAs, AAAs and CPPAs	16,741	2,934
Purchase of property and equipment	(17)	—
Net cash used in investing activities	(1,350)	(11,716)

Cash flows from financing activities:
Principal payments – debt	(3,616)	—
Debt issuance costs and loan fees paid in connection with long-term debt	(661)	—
Payment of preferred stock dividends	(2,736)	(2,736)
Repurchases of common stock	(13)	—
Proceeds from exercise of options and other share-based compensation	2,353	208
Taxes paid related to net share settlement of equity awards	(1,387)	(5)
Net cash used in financing activities	(6,060)	(2,533)

Net decrease in cash, cash equivalents and restricted cash	(9,630)	(26,381)
Cash, cash equivalents and restricted cash as of the beginning of the period	159,550	57,826
Cash, cash equivalents and restricted cash as of the end of the period	$149,920	$31,445

Supplemental Cash Flow Information:
Cash paid for interest	$3,780	$—
Right-of-use assets obtained in exchange for operating lease liabilities	$—	$85

Non-cash investing and financing activities:
Estimated fair value of the Exarafenib milestone asset	$2,922	$—
Estimated fair value of the Exarafenib milestone contingent consideration	$2,922	$—
Right-of-use assets obtained in exchange for operating lease liabilities in Kinnate acquisition	$824	$—
Relative fair value basis reduction of right-of-use assets in Kinnate acquisition	$(824)	$—
Accrual of contingent consideration under the Affitech CPPA	$3,000	$—
Estimated fair value of contingent consideration under the LadRx Agreements	$—	$1,000
Preferred stock dividend accrual	$1,368	$1,368

The accompanying notes are an integral part of these condensed consolidated financial statements.

XOMA ROYALTY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Description of Business

XOMA Royalty Corporation, a Delaware corporation, is a biotech royalty aggregator with a sizable portfolio of economic rights to future potential milestone and royalty payments associated with partnered commercial and pre-commercial therapeutic candidates. On July 10, 2024, the Company changed its name from XOMA Corporation to XOMA Royalty Corporation. The Company’s portfolio was built through the acquisition of rights to future milestone payments, royalties and commercial payments, since its royalty aggregator business model was implemented in 2017 combined with out-licensing its proprietary products and platforms from its legacy discovery and development business. The Company’s drug royalty aggregator business is primarily focused on early to mid-stage clinical assets in Phase 1 and 2 with significant commercial sales potential that are licensed to large-cap partners. XOMA also acquires milestone and royalty revenue streams on late-stage or commercial assets that are designed to address unmet markets or have a therapeutic advantage, have long duration of market exclusivity, and are expected to generate royalty or milestone payments to the Company in a relatively short timeframe. The Company expects most of its future revenue to be based on milestone payments the Company may receive for milestones and royalties associated with these programs.

Liquidity and Financial Condition

The Company has incurred significant operating losses and negative cash flows from operations since its inception. As of June 30, 2024, the Company had cash, cash equivalents and restricted cash of $149.9 million primarily related to financing cash inflows received in December 2023 pursuant to the Blue Owl Loan Agreement (see Note 8).

Based on the Company’s current cash balance and its planned spending, such as on royalties and other acquisitions, the Company has evaluated and concluded its financial condition is sufficient to fund its planned operations and commitments and contractual obligations for a period of at least one year following the date that these condensed consolidated financial statements are issued.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, income, revenue and expenses, and related disclosures. Management routinely evaluates its estimates including, but not limited to, those related to income from purchased receivables, revenue from contracts with customers, revenue recognized under the units-of-revenue method, royalty and commercial payment receivables, cash flows associated with income under the effective interest rate method, the Exarafenib milestone asset and contingent consideration, legal contingencies, contingent consideration for purchased receivables, amortization of the Blue Owl Loan, accrued expenses and stock-based compensation. The Company bases its estimates on historical experience and on various other market-specific and other relevant assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

Actual results may differ significantly from these estimates, including estimates such as the Company’s income from purchased receivables, amortization of the payments received from HCRP, and amortization of the Blue Owl Loan. Estimates related to income from purchased receivables is based on the best information available to the Company from its partners or other third parties and changes in expected cash flows for royalty and commercial receivables under the effective interest rate method. Any changes to the estimated payments made by partners can result in a material adjustment to income reported. Under the contracts with HCRP, the amortization for the reporting period is calculated based on the payments expected to be made by the licensees to HCRP over the term of the arrangement. Any changes to the estimated payments by the licensees to HCRP can result in a material adjustment to revenue previously reported. The Company’s amortization of the Blue Owl Loan is calculated based on the commercial payments expected to be received from Roche for VABYSMO under the Affitech CPPA. Any changes to the estimated commercial payments from Roche can result in a material adjustment to the interest expense and term loan balance reported.

Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated statements of cash flows (in thousands):

	June 30,	December 31,
	2024	2023
Unrestricted cash	$15,027	$124,938
Unrestricted cash equivalents	128,877	28,352
Total unrestricted cash and cash equivalents	$143,904	$153,290
Short-term restricted cash	—	160
Long-term restricted cash	6,016	6,100
Total restricted cash	$6,016	$6,260
Total unrestricted and restricted cash and cash equivalents	$149,920	$159,550

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

Restricted Cash

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

Purchase of Rights to Future Milestones, Royalties and Commercial Payments

The Company has purchased rights to receive a portion of certain future developmental, regulatory and commercial sales milestones, royalties and option fees on sales of products currently in clinical development or recently commercialized. The Company acquired such rights from various entities and recorded the amount paid for these rights as royalty and commercial payment receivables (see Note 5). In addition, the Company may be obligated to make contingent payments related to certain product development milestones, fees upon exercise of options related to future license products and sales-based milestones. The contingent payments are evaluated to determine if they are freestanding instruments or embedded derivatives. If the contingent payments fall within the scope of ASC 815, the contingent payments are measured at fair value at the inception of the arrangement and are subject to remeasurement to fair value each reporting period. Any changes in the estimated fair value are recorded in the condensed consolidated statements of operations and comprehensive income (loss). Contingent consideration payments that do not fall within the scope of ASC 815 are recognized when the amounts are probable and estimable according to ASC 450.

Cost Recovery Method

When the purchase of rights to future milestones, royalties and commercial payments involves future cash flows which cannot be reliably estimated, the Company accounts for such rights on a non-accrual basis using the cost recovery method. The Company’s assessment of whether cash flows can be reliably estimated depends on a number of factors. For example, the Company has generally determined that rights related to programs in preclinical or clinical stages of development or that have had a very short commercialization period during which payments have not yet been received, generally have uncertain cash flows and therefore are accounted for under the cost recovery method. The related receivable balance is classified as noncurrent or current based on whether payments are probable and reliably estimable to be received in the near term. Under the cost recovery method, any milestone or royalty payment received is recorded as a direct reduction of the recorded receivable balance.

When the recorded receivable balance in royalty and commercial payment receivables has been fully collected, any additional amounts collected are recognized as income from purchased receivables. Receivables from such income from purchased receivables are included in trade and other receivables, net on the condensed consolidated balance sheet and totaled $0.4 million and zero as of June 30, 2024 and December 31, 2023, respectively.

Effective Interest Rate Method

The Company accounts for rights to future milestones, royalties, and commercial payments related to commercial products which have an established reliable sales pattern under the effective interest rate method. The effective interest rate is calculated by forecasting the expected cash flows to be received over the life of the asset relative to the receivable’s carrying amount at the time when the Company determines that there are reliable cash flows. The carrying amount of a receivable is made up of the opening balance, which is increased by accrued income and decreased by cash receipts in the period to arrive at the ending balance. The effective interest rate is recalculated at each reporting period as differences between expected cash flows and actual cash flows are realized and as there are changes to the expected future cash flows. Receivables related to income from purchased receivables under the effective interest rate method, all which were short-term receivables, totaled $12.4 million and zero as of June 30, 2024 and December 31, 2023, respectively.

Income from Purchased Receivables

Income from purchased receivables includes both amounts recognized under the effective interest rate method and from the cost recovery method. For amounts recognized under the effective interest rate method, the accretable yield is recognized as income from purchased receivables at the effective rate of return over the expected life of the royalty and commercial payment receivable. The application of the prospective approach to measure income requires judgment in forecasting the expected future cash flows. The amounts and duration of forecasted expected future cash flows used to calculate and measure income are largely impacted by research analyst coverage, commercial performance of the product, and contract or patent duration.

Income from purchased receivables from the cost recovery method includes income from milestone and royalty payments related to royalty and commercial payment transactions for which the cost has been fully recovered or impaired. The excess milestone and royalty payment received over a remaining receivable balance is recognized as income. If the information upon which such income amounts are derived is provided to the Company from partners or other third parties in arrears, the Company estimates the income earned during the period based upon the best information available such that the income recognized is not expected to be subsequently reversed in future periods.

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

Revenue from Contracts with Customers

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

Upfront payments and fees are recorded as deferred revenue upon receipt or when due and may require deferral of revenue recognition to a future period until the Company performs its obligations under these arrangements. Amounts payable to the Company are recorded in trade and other receivables, net when the Company’s right to consideration is unconditional. The Company does not assess whether a contract has a significant financing component if the expectation at contract inception is such that the period between payment by the customer and the transfer of the promised goods or services to the customer will be one year or less.

Revenue Recognized under Units-of-Revenue Method

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

The valuation of RSUs is determined at the date of grant using the Company’s closing stock price.

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

Asset Acquisitions

As a first step, for each acquisition, the Company determines if it is an acquisition of a business or an asset acquisition under ASC 805. The guidance requires an initial screen test to determine if substantially all of the fair value of the gross assets acquired is concentrated in a single asset or group of similar assets. If the screen test is not met, the Company then further evaluates whether the assets or group of assets includes, at a minimum, an input and a substantive process that together significantly contribute to the ability to create outputs. Acquisitions of assets or a group of assets that do not meet the definition of a business are accounted for as asset acquisitions under ASC 805-50, using the cost accumulation method, whereby the cost of the acquisition, including certain transaction costs, is allocated to the assets acquired on the basis of relative fair values. If the fair value of net assets acquired, after allocating the excess of the fair value of net assets acquired to certain qualifying assets, exceeds the total cost of the acquisition, a bargain purchase gain is recognized in other income in the condensed consolidated statements of operations and comprehensive income (loss).

Contingent payments in asset acquisitions are evaluated whether they are freestanding instruments or embedded derivatives. If the contingent payments fall within the scope of ASC 815, the contingent payments are measured at fair value at the acquisition date, and are subject to remeasurement to fair value each reporting period. The estimated fair value at the acquisition date is included in the cost of the acquired assets. Any subsequent changes in the estimated fair value are recorded in the condensed consolidated statements of operations and comprehensive income (loss). Contingent consideration payments that are related to IPR&D assets are expensed as incurred. Contingent consideration payments that do not fall within the scope of ASC 815 are recognized when the amount is probable and estimable according to ASC 450.

Cash payments related to acquired assets are reflected as an investing cash flow in the Company’s condensed consolidated statements of cash flows.

Leases

The Company leases its headquarters in Emeryville, California and acquired a lease from the Kinnate acquisition. The Company determines the initial classification and measurement of its right-of-use assets and lease liabilities at the lease commencement date and thereafter if modified. For leases acquired in asset acquisitions, the Company determines the initial classification and measurement of its right-of-use assets and lease liabilities at the acquisition date and thereafter if modified. The lease term includes any renewal options and termination options that the Company is reasonably certain to exercise. The present value of lease payments is determined by using the interest rate implicit in the lease, if that rate is readily determinable; otherwise, the Company uses its incremental borrowing rate. The incremental borrowing rate is determined by using the rate of interest that the Company would pay to borrow on a collateralized basis an amount equal to the lease payments for a similar term and in a similar economic environment. The Company estimated its incremental borrowing rate by adjusting the interest rate on its fully collateralized debt for the lease term length.

Rent expense for the operating lease is recognized on a straight-line basis, over the reasonably assured lease term based on total lease payments and is included in G&A expense in the condensed consolidated statements of operations and comprehensive income (loss).

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

Net Income (Loss) per Share Available to (Attributable to) Common Stockholders

The Company calculates basic and diluted income (loss) per share available to (attributable to) common stockholders using the two-class method. The Company’s convertible Series X Preferred Stock participate in any dividends declared by the Company on its common stock and are therefore considered to be participating securities. The Company’s Series A and Series B Preferred Stock do not participate in any dividends or distribution by the Company on its common stock and are therefore not considered to be participating securities.

Under the two-class method, net income, as adjusted for any accumulated dividends on Series A and Series B Preferred Stock for the period, is allocated to each class of common stock and participating security as if all of the net income for the period had been distributed. Undistributed earnings allocated to participating securities are subtracted from net income in determining net income available to common stockholders. During periods of loss, the Company allocates no loss to participating securities because they have no contractual obligation to share in the losses of the Company. Basic net income (loss) per share available to (attributable to) common stockholders is then calculated by dividing the net income (loss) available to (attributable to) common stockholders by the weighted-average number of shares of common stock outstanding during the period. All participating securities are excluded from the basic weighted-average common shares outstanding.

Diluted net income (loss) per share available to (attributable to) common stockholders is based on the weighted-average number of shares outstanding during the period, adjusted to include the assumed exercise of certain stock options and warrants for common stock using the treasury method, if dilutive. The calculation assumes that any proceeds that could be obtained upon exercise of options and warrants would be used to purchase common stock at the average market price during the period. Adjustments to the denominator are required to reflect the related dilutive shares. The Company’s Series A and Series B Preferred Stock become convertible upon the occurrence of specific events other than a change in the Company’s share price and, therefore, are not included in the diluted shares until the contingency is resolved.

Share Repurchases

The Company has a stock repurchase program that is executed through purchases made from time to time, including in the open market. The Company retires repurchased shares of common stock, reducing common stock with any excess of cost over par value recorded to accumulated deficit. Issued and outstanding shares of common stock are reduced by the number of shares repurchased. No treasury stock is recognized in the condensed consolidated financial statements. In August 2022, the IRA enacted a 1% excise tax on net share repurchases after December 31, 2022. Any excise tax incurred on share repurchases is recognized as part of the cost basis of the shares acquired.

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

For the three months ended June 30, 2024, two partners represented 45% and 41% of total income and revenues, respectively. For the six months ended June 30, 2024, two partners represented 40% and 36% of total income and revenues, respectively. For the three months ended June 30, 2023, two partners represented 66% and 32% of total income and revenues, respectively. For the six months ended June 30, 2023, two partners represented 53% and 46% of total income and revenues, respectively. One partner represented 70% of the trade and other receivables, net as of June 30, 2024. One partner represented 100% of the trade and other receivables, net as of December 31, 2023.

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

3. Condensed Consolidated Financial Statements Details

Equity Securities

As of June 30, 2024 and December 31, 2023, equity securities consisted of an investment in Rezolute’s common stock of $0.7 million and $0.2 million, respectively (see Note 4). For the three and six months ended June 30, 2024, the Company recognized a gain of $0.3 million and $0.5 million, respectively, due to the change in fair value of its investment in Rezolute’s common stock, which is included in the other income (expense), net line item of the condensed consolidated statements of operations and comprehensive income (loss). For the three and six months ended June 30, 2023, the Company recognized a gain of $10,000 and a loss of $15,000, respectively, due to the change in fair value of its investment in Rezolute.

Accrued and Other Liabilities

Accrued and other liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2024	2023
Accrued short-term interest payable	$3,120	$—
Accrued incentive compensation	786	1,203
Other accrued liabilities	483	625
Accrued legal and accounting fees	357	791
Accrued payroll, severance and retention costs	123	149
Total	$4,869	$2,768

Net Income (Loss) Per Share Available to (Attributable to) Common Stockholders

The following table includes the computation of basic and diluted net income (loss) per share available to (attributable to) common stockholders (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator
Net income (loss)	$15,985	$(5,400)	$7,390	$(15,213)
Less: Series A accumulated dividends	(530)	(530)	(1,061)	(1,061)
Less: Series B accumulated dividends	(838)	(838)	(1,675)	(1,675)
Less: Allocation of undistributed earnings to participating securities	(4,393)	—	(1,401)	—
Net income (loss) available to (attributable to) common stockholders, basic	$10,224	$(6,768)	$3,253	$(17,949)
Add: Adjustments to undistributed earnings allocated to participating securities	4,393	—	1,401	—
Net income (loss) available to (attributable to) common stockholders, diluted	$14,617	$(6,768)	$4,654	$(17,949)

Denominator
Weighted-average shares used in computing net income (loss) per share available to (attributable to) common stockholders, basic	11,643	11,466	11,611	11,463
Effect of dilutive Series X Preferred Stock	5,003	—	5,003	—
Effect of dilutive common stock options	673	—	647	—
Effect of dilutive warrants for common stock	2	—	2	—
Weighted-average shares used in computing net income (loss) per share available to (attributable to) common stockholders, diluted	17,321	11,466	17,263	11,463
Net income (loss) available to (attributable to) common stockholders, basic	$0.88	$(0.59)	$0.28	$(1.57)
Net income (loss) per share available to (attributable to) common stockholders, diluted	$0.84	$(0.59)	$0.27	$(1.57)

Potentially dilutive securities are excluded from the calculation of diluted net income (loss) per share available to (attributable to) common stockholders if their inclusion is anti-dilutive.

The following table shows the weighted-average shares from outstanding securities considered anti-dilutive and therefore excluded from the computation of diluted net income (loss) per share available to (attributable to) common stockholders (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Convertible preferred stock	—	5,003	—	5,003
Common stock options	1,107	1,719	1,311	1,634
Warrants for common stock	120	6	120	6
Total	1,227	6,728	1,431	6,643

For PSUs with market conditions, if the market conditions have not been satisfied by the end of the reporting period, the number of shares that would be issuable based on the market price at the end of the reporting period, as if the end of the reporting period were the end of the contingency period, will be included in the calculation of diluted earnings per share if the effect is dilutive. No shares would be issuable based on the market price of $23.69 per share as of June 30, 2024.

4. Acquisitions, Licensing and Other Arrangements

Kinnate Acquisition

On February 16, 2024, the Company entered into the Kinnate Merger Agreement, pursuant to which the Company acquired Kinnate through a tender offer for (i) $2.5879 in cash per share of Kinnate common stock, plus (ii) one non-transferable contractual CVR per share of Kinnate common stock. The merger closed on April 3, 2024 (the “Kinnate Merger Closing Date”), and XRA merged with and into Kinnate. Following the merger, Kinnate continued as the surviving entity in the merger and a wholly-owned subsidiary of the Company.

Each Kinnate CVR represents the right to receive potential payments pursuant to the terms and subject to the conditions of the Kinnate CVR Agreement. Prior to the Kinnate Merger Closing Date, on February 27, 2024, Kinnate sold one of its lead clinical drug candidates, exarafenib and related IP to Pierre Fabre for an upfront cash consideration of $0.5 million and contingent consideration of $30.5 million upon the achievement of a certain specified milestone (the “Exarafenib Sale”). Kinnate CVR holders are entitled to 100% of the proceeds of the $30.5 million contingent consideration from the Exarafenib Sale less any deductible expenses, if any, until the fifth anniversary of the Kinnate Merger Closing Date, together with 85% of net proceeds, if any, from any license or other disposition of any or all rights to any product, product candidate or research program active at Kinnate as of the closing that occurs within one year of the Kinnate Merger Closing Date, in each case subject to and in accordance with the terms of the Kinnate CVR Agreement. Under the Kinnate CVR Agreement, the Company is responsible for the collection and disbursement of any proceeds that Kinnate CVR holders could be entitled to Broadridge, the Kinnate CVR holders’ rights agent.

As part of the Kinnate Merger Agreement, XOMA acquired an IPR&D asset related to KIN-3248, a Fibroblast Growth Factor Receptors inhibitor, designed for the treatment of patients with intrahepatic cholangiocarcinoma, and urothelial carcinoma, as well as certain other solid tumors; the molecule is currently in a Phase 1 clinical study. Additionally, XOMA acquired pre-clinical intangible assets related to IP for the following: (i) KIN-8741, a highly selective c-MET inhibitor with broad mutational coverage, including acquired resistance mutations, in certain solid tumors driven by exon 14-altered and/or amplified c-MET; (ii) KIN-7136, a brain-penetrant MEK inhibitor; and (iii) CDK4, a potential brain-penetrant, selective CDK4 inhibitor.

As of April 3, 2024, the Company concluded that the potential milestone from the Exarafenib Sale payable from Pierre Fabre to the Company of $30.5 million (the Exarafenib milestone asset) did not meet the definition of a derivative under ASC 815. The Exarafenib milestone asset met the definition of a financial asset and the Company elected to apply the fair value option in accordance with ASC 825 and recorded an initial estimated fair value of $2.9 million for the Exarafenib milestone asset (Note 6) in its condensed consolidated balance sheet as of June 30, 2024. Subsequent changes in the estimated fair value of the Exarafenib milestone asset, if any, are expected to be recorded in the condensed consolidated statements of operations and comprehensive income (loss).

As of April 3, 2024, the Company concluded that the potential milestone from the Exarafenib Sale of $30.5 million payable by the Company to the Kinnate CVR holders (the Exarafenib milestone contingent consideration) met the definition of a derivative under ASC 815 and the Company recorded an initial estimated fair value of $2.9 million for the Exarafenib milestone contingent consideration (Note 6) in the condensed consolidated balance sheet as of June 30, 2024. Subsequent changes in the estimated fair value of the Exarafenib milestone contingent consideration, if any, are expected to be recorded in the condensed consolidated statements of operations and comprehensive income (loss).

Contingent consideration related to the IPR&D asset for KIN-3248 and pre-clinical intangible assets for KIN-8741, KIN-7136, and CDK4 could be payable if the Company licenses or otherwise disposes of any or all rights to any product, product candidate or research program active at Kinnate as of the Kinnate Merger Closing Date within one year of the Kinnate Merger Closing Date. Any contingent consideration related to KIN-3248 is expected to be expensed as incurred. The Company concluded that any contingent consideration related to KIN-8741, KIN-7136, and CDK4 did not meet the definition of a derivative under ASC 815, and as such, the Company expects to recognize any related contingent consideration when probable and estimable.

In August 2021, Kinnate entered into an agreement to lease office space located in San Francisco, California. The lease commenced in January 2022 and expires on June 30, 2026. In February 2024, Kinnate entered into a lease assignment agreement with an assignee to assign the remainder of the lease commitment for the leased office space. Kinnate remained liable for lease payments should the assignee default, however Kinnate was not liable for the property taxes, insurance and common area maintenance. As part of the Kinnate Merger Agreement, the Company acquired both the lease agreement and the related lease assignment agreement.

As of April 3, 2024, the Company concluded that the leased office space in San Francisco should be accounted for as an acquired lease and, in accordance with ASC 805, the Company retained the historical operating lease classification for the lease. In accordance with ASC 842, the Company accounted for the lease as if it had commenced on the Kinnate Merger Closing Date. The Company recognized operating lease liabilities of $0.8 million as of April 3, 2024.

As of April 3, 2024, the Company concluded that the lease assignment agreement should be accounted for as a sublease in accordance with ASC 842. As the assignee makes lease payments, the Company expects to record sublease income in the other income (expense), net line item in its condensed consolidated statement of operations and comprehensive income (loss).

The total purchase consideration for Kinnate, as of April 3, 2024, was as follows (in thousands):

Closing cash payment(1)	$122,646
Estimated fair value of the Exarafenib milestone contingent consideration(2)	2,922
Transaction costs	809
Total purchase consideration	$126,377

(1)The closing cash payment was determined based on a total of 47,232,737 shares of Kinnate common stock tendered at closing, at a per share price of $2.5879, and the settlement of Kinnate RSUs and stock options under the Kinnate equity incentive plans (2,510,552 total underlying shares at a per share price of $2.5879), less the exercise price for the stock options.
(2)The fair value of the Exarafenib milestone contingent consideration was estimated using a probability-weighted discounted cash flow model for the amounts payable to Kinnate CVR holders under the Kinnate CVR Agreement upon the achievement of certain specified milestones associated with the Exarafenib Sale.

The Kinnate acquisition was accounted for as an asset acquisition under ASC 805 as the assets did not satisfy the definition of a “business” under ASC 805. As such, the Company recognized the acquired assets and liabilities based on the total purchase consideration, on a relative fair value basis, after allocating the excess of the fair value of net assets acquired to certain qualifying assets (principally, the acquired IPR&D asset, intangible assets, and the right-of-use asset). On a relative fair value basis, the fair value of the IPR&D asset, intangible assets, and the right-of-use asset were reduced to zero. As the fair value of net assets exceeded the total purchase consideration, a bargain purchase gain was recognized on the acquisition of Kinnate in the condensed consolidated statements of operations and comprehensive income (loss) for the six months ended June 30, 2024.

The following table shows the allocation of the purchase consideration based on the relative fair value of assets acquired and liabilities assumed by the Company as of April 3, 2024 (in thousands):

Cash and cash equivalents	$142,381
Prepaid expenses and other current assets	3,223
Exarafenib milestone asset	2,922
Accrued and other liabilities	(2,009)
Operating lease liabilities	(322)
Long-term operating lease liabilities	(502)
Net assets acquired	$145,693
Reconciliation of net assets acquired to total purchase consideration:
Net assets acquired	$145,693
Less: Gain on the acquisition of Kinnate	(19,316)
Total purchase consideration	$126,377

Subsequent to the acquisition, the Company incurred $3.6 million in severance charges related to the acquisition which was included in G&A expense in the condensed consolidated statement of operations and comprehensive income (loss) for the six months ended June 30, 2024. As of June 30, 2024, the Company had fully paid the $3.6 million related to these severance charges.

Unaudited pro forma net income was $7.4 million and net loss was $25.1 million for the six months ended June 30, 2024 and year ended December 31, 2023, respectively. There was no adjustment to the unaudited pro forma total income and revenues for the six months ended June 30, 2024 and year ended December 31, 2023 as Kinnate had no historical sales through December 31, 2023. The unaudited pro forma financial information has been prepared from historical financial statements that have been adjusted to give effect to the acquisition of Kinnate as though it had occurred on January 1, 2023. They include adjustments for severance expense and gain on the acquisition of Kinnate. The unaudited pro forma financial information is not intended to reflect the actual results of operations that would have occurred if the acquisition had occurred on January 1, 2023, nor is it indicative of future operating results.

Takeda

On November 1, 2006, the Company entered into the Takeda Collaboration Agreement with Takeda under which the Company agreed to discover and optimize therapeutic antibodies against multiple targets selected by Takeda.

Under the terms of the Takeda Collaboration Agreement, the Company may receive an aggregate of up to $19.0 million relating to TAK-079 (mezagitamab) and 4% royalties on future sales of all products subject to this license. The Company’s right to receive milestone payments expires on the later of the receipt of payment from Takeda of the last amount to be paid under the agreement or the cessation by Takeda of all research and development activities with respect to all program antibodies, collaboration targets or collaboration products. The Company’s right to receive royalties expires on the later of 13.5 years from the first commercial sale of each royalty-bearing discovery product or the expiration of the last-to-expire licensed patent (or 12 years from first commercial sale if there is significant generic competition post patent-expiration).

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

As of June 30, 2024 and December 31, 2023, there were no contract assets or contract liabilities related to this arrangement and none of the costs to obtain or fulfill the contract were capitalized. The Company did not recognize any revenue related to this arrangement during the three and six months ended June 30, 2024 and 2023.

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

In April 2024, Rezolute dosed the first patient in its Phase 3 trial of RZ358 and the Company earned a $5.0 million milestone pursuant to the Rezolute License Agreement, as amended.

As of June 30, 2024 and December 31, 2023, there were no contract assets or contract liabilities related to this arrangement. None of the costs to obtain or fulfill the contract were capitalized. The Company recognized $5.0 million in revenue from contracts with customers related to this arrangement during the three and six months ended June 30, 2024. The Company did not recognize any revenue related to this arrangement during the three and six months ended June 30, 2023.

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

As of June 30, 2024 and December 31, 2023, there were no contract assets or contract liabilities related to this arrangement. None of the costs to obtain or fulfill the contract were capitalized. The Company did not recognize any revenue related to this arrangement during the three and six months ended June 30, 2024. The Company recognized milestone revenue in revenue from contracts with customers of $1.1 million for the three and six months ended June 30, 2023.

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

As of June 30, 2024 and December 31, 2023, there were no contract assets or contract liabilities related to this arrangement. None of the costs to obtain or fulfill the contract were capitalized. The Company did not recognize any revenue related to this arrangement during the three and six months ended June 30, 2024 and 2023.

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

As of June 30, 2024 and December 31, 2023, there were no contract assets or contract liabilities related to this arrangement. None of the costs to obtain or fulfill the contract were capitalized. The Company did not recognize any revenue related to this arrangement during the three and six months ended June 30, 2024 and 2023.

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

The Company recognized $0.6 million and $1.1 million in revenue under the units-of-revenue method under these arrangements during the three and six months ended June 30, 2024, respectively. The Company recognized $0.5 million and $1.0 million in revenue under the units-of-revenue method under these arrangements during the three and six months ended June 30, 2023, respectively. As of June 30, 2024, the current and non-current portions of the remaining unearned revenue recognized under the units-of-revenue method was $2.3 million and $6.0 million, respectively. As of December 31, 2023, the Company classified $2.1 million and $7.2 million as current and non-current unearned revenue recognized under the units-of-revenue method, respectively.

5. Royalty and Commercial Payment Purchase Agreements

Short-term royalty and commercial payment receivables were $14.3 million and $14.2 million as of June 30, 2024 and December 31, 2023, respectively. Long-term royalty and commercial payment receivables were $69.7 million and $58.0 million as of June 30, 2024 and December 31, 2023, respectively.

Daré Royalty Purchase Agreements

On April 29, 2024, the Company entered into the Daré RPAs. Pursuant to the terms of the Daré RPAs, the Company paid $22.0 million in cash to Daré in consideration for the sale of (a) 100% of all remaining royalties related to XACIATO not already subject to the royalty-backed financing agreement Daré entered into in December 2023 and net of payments owed by Daré to upstream licensors, which equates to royalties ranging from low to high single digits, and of all potential commercial milestones related to XACIATO that are payable to Daré under the Daré Organon License Agreement; (b) a 4% synthetic royalty on net sales of OVAPRENE and a 2% synthetic royalty on net sales of Sildenafil Cream, which will decrease to 2.5% and 1.25%, respectively, upon the Company achieving a pre-specified return threshold; and (c) a portion of Daré’s right to a certain milestone payment that may become payable to Daré under the Bayer License Agreement. The Daré RPAs also provide for milestone payments to Daré of $11.0 million for each successive $22.0 million received by the Company under the Daré RPAs after achievement of a return threshold of $88.0 million.

Upon closing of the transaction, the Company paid Daré an upfront payment of $22.0 million, which was recorded as long-term royalty and commercial payment receivables in its condensed consolidated balance sheet as of June 30, 2024. The Company concluded that the milestone payments to Daré did not meet the definition of a derivative under ASC 815 and expects to recognize the milestone payments as liabilities when probable and estimable.

Given the limited available information, the Company was unable to reliably estimate future net sales and the commercial payments to be received over the twelve-month period following the quarter ended June 30, 2024 and, as such, no amounts were reflected as short-term royalty and commercial payment receivables as of June 30, 2024.

Under the cost recovery method, the Company does not expect to recognize any income related to milestones and commercial payments received until the purchase price has been fully collected. The Company performed its impairment assessment and no allowance for credit losses was recorded as of June 30, 2024.

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

Upon closing of the transaction, the Company paid Talphera an upfront payment of $8.0 million, which was recorded as long-term royalty and commercial payment receivables in its consolidated balance sheet.

During the six months ended June 30, 2024, the Company received commercial payments pursuant to the Talphera CPPA of $51,000. In accordance with the cost recovery method, the cash received was recorded as a direct reduction of the long-term royalty and commercial payment receivables balance.

Given the limited available information, the Company was unable to reliably estimate future net sales and the commercial payments to be received over the twelve-month period following the quarter ended June 30, 2024 and, as such, no amounts were reflected as short-term royalty and commercial payment receivables as of June 30, 2024.

Under the cost recovery method, the Company does not expect to recognize any income related to milestones and commercial payments received until the purchase price has been fully collected. The Company performed its impairment assessment and no allowance for credit losses was recorded as of June 30, 2024.

LadRx Agreements

On June 21, 2023, the Company entered into the LadRx AAA pursuant to which the Company acquired from LadRx all of its rights, title and interest related to arimoclomol under the Zevra APA between Zevra and LadRx. The Company also entered into the LadRx RPA, pursuant to which the Company acquired the right to receive all of the future royalties, regulatory and commercial milestone payments as well as other related payments due to LadRx from ImmunityBio related to aldoxorubicin under the ImmunityBio License Agreement between ImmunityBio and LadRx.

On June 3, 2024, the ImmunityBio License Agreement was terminated, and the Company entered into an amendment to the LadRx RPA. Under the LadRx RPA, as amended, the Company is eligible to receive potential low single-digit percentage royalty payments on aggregate net sales of aldoxorubicin. Additionally, the amendment removed the remaining $4.0 million regulatory milestone payment under the original agreement that had been contingent upon the achievement of a specified regulatory milestone for the product candidate related to aldoxorubicin, which initially and as of the amendment date had a fair value of zero. If LadRx licenses aldoxorubicin to an applicable third party, the Company is eligible to receive potential high single-digit percentage royalty payments on aggregate net sales of aldoxorubicin and a portion of any potential future milestone payments.

Upon the initial closing of the LadRx Agreements, the Company paid LadRx an upfront payment of $5.0 million and could have been required to pay up to an additional $6.0 million in regulatory and commercial sales milestone payments which included $5.0 million related to regulatory milestone payments and $1.0 million related to commercial sales milestone payments. The Company concluded that the regulatory milestone payments of $5.0 million met the definition of a derivative under ASC 815 and should be accounted for at fair value and recorded as a current liability at the inception of the transaction. The fair value of the regulatory milestone payments was estimated to be $1.0 million. The Company concluded the commercial milestone payment of $1.0 million did not meet the definition of a derivative under ASC 815 and a liability will be recognized when probable and estimable.

At the inception of the LadRx Agreements, the Company recorded $6.0 million as long-term royalty receivables related to the aggregate of the arimoclomol and aldoxorubicin payment rights acquired, which included the $5.0 million upfront payment and $1.0 million for the estimated fair value of the regulatory milestone payments.

On January 11, 2024, Zevra announced that the FDA accepted its NDA resubmission for arimoclomol and pursuant to the LadRx Agreements, the Company made a $1.0 million milestone payment to LadRx in January 2024 and the LadRx contingent consideration liability was reduced to zero as of June 30, 2024.

Under the cost recovery method, the Company does not expect to recognize any income related to royalties, milestone payments and other payments until the purchase price has been fully collected. The Company performed its impairment assessment and no allowance for credit losses was recorded as of June 30, 2024 and December 31, 2023.

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

During the six months ended June 30, 2024, the Company received commercial payments pursuant to the Aptevo CPPA of $0.8 million. In accordance with the cost recovery method, the cash received was recorded as a direct reduction of the long-term royalty and commercial payment receivables balance.

Though the Company is unable to reliably estimate its commercial payment stream from sales of future net sales and the commercial payments to be received under the agreement, it has a more accurate projection of the commercial payments expected for the twelve-month period following the consolidated balance sheet dates. As such, as of June 30, 2024 and December 31, 2023, the Company recorded $1.9 million and $2.0 million, respectively, as short-term royalty and commercial payment receivables.

Under the cost recovery method, the Company does not expect to recognize any income related to milestones and commercial payment received until the purchase price has been fully collected. The Company performed its impairment assessment and no allowance for credit losses was recorded as of June 30, 2024 and December 31, 2023.

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

In November 2020, MK-4830 advanced into Phase 2 development, and Agenus earned a $10.0 million clinical development milestone payment under its license agreement with Merck, of which the Company earned $1.0 million. In accordance with the cost recovery method, the $1.0 million milestone payment received was recorded as a direct reduction of the recorded long-term royalty receivables balance.

As of June 30, 2024, no payments were probable to be received under the Agenus RPA in the near term. Under the cost recovery method, the Company does not expect to recognize any income related to milestone and royalty payments received until the purchase price has been fully collected. The Company performed its impairment assessment and no allowance for credit losses was recorded as of June 30, 2024 and December 31, 2023. Based on updates received in July 2024, the Company will evaluate the status of partnered programs for potential impairment in the third quarter of 2024.

Aronora Royalty Purchase Agreement

On April 7, 2019, the Company entered into the Aronora RPA which closed on June 26, 2019. Under the Aronora RPA, the Company acquired the right to receive future royalties and a portion of upfront, milestone and option payments (the “Non-Royalties”) related to five anti-thrombotic hematology product candidates. Three candidates were subject to Aronora’s collaboration with Bayer (the “Bayer Products”), including one which was subject to an exclusive license option by Bayer. In July 2020, Bayer elected to not exercise its option on the third Bayer Product and that product is now subject to the same economic terms as the non-Bayer Products. The Company was eligible to receive 100% of future royalties and

10% of future Non-Royalties economics from these Bayer Products. The other two candidates are unpartnered (the “non-Bayer Products”) for which the Company will receive a low single-digit percentage of net sales and 10% of Non-Royalties. The future payment percentage for Non-Royalties will be reduced from 10% to 5% upon the Company’s receipt of two times the total cumulative amount of consideration paid by the Company to Aronora. On April 8, 2024, Bayer terminated its license agreement with Aronora.

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

As of June 30, 2024, no payments were probable to be received under the Aronora RPA. Based on communications in April 2024, the Company evaluated the status of the partnered programs for potential impairment in the second quarter of 2024 and recorded an impairment of $9.0 million under royalty purchase agreement asset impairment in its condensed consolidated statement of operations and comprehensive income (loss) and an allowance for credit losses of $9.0 million, which consisted of a $9.0 million reduction of the net carrying value of long-term royalty receivables related to the Aronora RPA. As the impaired amount was not expected to be collected, the long-term royalty receivables were written off. There was no allowance for credit losses recorded as of December 31, 2023.

Palobiofarma Royalty Purchase Agreement

On September 26, 2019, the Company entered into the Palo RPA, pursuant to which the Company acquired the rights to potential royalty payments in low single-digit percentages of aggregate net sales associated with six product candidates in various clinical development stages, targeting the adenosine pathway with potential applications in solid tumors, non-Hodgkin’s lymphoma, asthma/chronic obstructive pulmonary disease, ulcerative colitis, idiopathic pulmonary fibrosis, lung cancer, psoriasis and nonalcoholic steatohepatitis and other indications that are being developed by Palo.

Under the terms of the Palo RPA, the Company paid Palo an upfront payment of $10.0 million payment at the close of the transaction, which occurred simultaneously upon parties’ entry into the Palo RPA on September 26, 2019. At the inception of the agreement, the Company recorded $10.0 million as long-term royalty receivables in its consolidated balance sheet.

As of June 30, 2024, no payments were probable to be received under the Palo RPA in the near term. Under the cost recovery method, the Company does not expect to recognize any income related to royalties received until the purchase price has been fully collected. The Company performed its impairment assessment and no allowance for credit losses was recorded as of June 30, 2024 and December 31, 2023.

Viracta Royalty Purchase Agreement

On March 22, 2021, the Company entered into the Viracta RPA, as amended March 4, 2024, pursuant to which the Company acquired the right to receive future royalties, milestone payments and other payments related to two clinical-stage drug candidates for an upfront payment of $13.5 million. The first candidate, DAY101 (a pan-RAF kinase inhibitor), is being developed by Day One, and the second candidate, vosaroxin (a topoisomerase II inhibitor), is being developed by

Denovo Biopharma LLC. The Company acquired the right to receive (i) up to $54.0 million in potential milestone payments, potential royalties on sales, if approved, and a portion of potential other payments related to DAY101, excluding up to $5.0 million retained by Viracta, and (ii) up to $57.0 million in potential regulatory and commercial milestones and high single-digit royalties on sales related to vosaroxin, if approved.

At the inception of the Viracta RPA, the Company recorded $13.5 million as long-term royalty receivables in its consolidated balance sheet.

On October 30, 2023, the Company earned a $5.0 million milestone payment pursuant to the Viracta RPA related to the FDA’s acceptance of Day One’s NDA for OJEMDA. In accordance with the cost recovery method, the $5.0 million milestone payment received was recorded as a direct reduction of the recorded long-term royalty receivables balance.

On April 23, 2024, Day One announced that the FDA granted approval to Day One’s NDA for OJEMDA. Pursuant to the Viracta RPA, the Company earned a $9.0 million milestone payment upon FDA approval and is also eligible to receive mid-single-digit royalties on sales of OJEMDA. In accordance with the cost recovery method, $8.5 million of the milestone payment was recorded as a direct reduction of the remaining recorded long-term royalty receivables balance and the excess balance of $0.5 million was recorded as income from purchased receivables in the condensed consolidated statement of operations and comprehensive income (loss) for the six months ended June 30, 2024.

On May 30, 2024, Day One announced that it sold its priority review voucher to an undisclosed buyer for $108.0 million. Pursuant to the Viracta RPA, the Company received a payment of $8.1 million related to the sale. The rights to proceeds upon the sale of the priority review voucher was determined to be an embedded derivative which had no value prior to FDA approval of OJEMDA. The Company recorded a change in the fair value of the embedded derivative of $8.1 million in other income in the condensed consolidated statement of operations and comprehensive income (loss) for the six months ended June 30, 2024.

As of June 30, 2024, the Company had fully collected the purchase price recorded in long-term royalty and commercial payment receivables related to the Viracta RPA in its consolidated balance sheet and, as such, it expects to record future royalties received as income from purchased receivables.

The Company performed its impairment assessment and no allowance for credit losses was recorded as of December 31, 2023. As there was no remaining balance in long-term royalty and commercial payment receivables related to the Viracta RPA in its consolidated balance sheet as of June 30, 2024, the Company did not need to perform its periodic impairment assessment for the three months ended June 30, 2024.

As of June 30, 2024, there was $0.4 million in trade and other receivables, net related to this arrangement. As of December 31, 2023, there was no trade and other receivables, net related to this arrangement. The Company recognized $0.9 million in income from purchased receivables related to this arrangement during the three and six months ended June 30, 2024. The Company did not recognize any income related to this arrangement during the three and six months ended June 30, 2023.

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

In May 2022, Regeneron completed its acquisition of Checkmate Pharmaceuticals, Inc. resulting in a $5.0 million milestone payment to Kuros. Pursuant to the Kuros RPA, the Company is entitled to 50% of the milestone payment, which was received by XOMA in July 2022. In accordance with the cost recovery method, the $2.5 million milestone received was recorded as a direct reduction of the recorded long-term royalty receivables balance.

As of June 30, 2024, no payments were probable to be received under the Kuros RPA in the near term. Under the cost recovery method, the Company does not expect to recognize any income related to royalties, milestone payments and other payments until the purchase price has been fully collected. The Company performed its impairment assessment and no allowance for credit losses was recorded as of June 30, 2024 and December 31, 2023.

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

In January 2022, Roche received approval from the FDA to commercialize VABYSMO (faricimab-svoa) for the treatment of wet, or neovascular, age-related macular degeneration and diabetic macular edema. In September 2022, Roche received approval from the European Commission to commercialize VABYSMO for the treatment of wet, or neovascular, age-related macular degeneration and visual impairment due to diabetic macular edema. Commercial payments are due from Roche to the Company within 60 days of December 31 and June 30 of each year.

Pursuant to the Affitech CPPA, the Company paid Affitech a $5.0 million milestone payment tied to the U.S. marketing approvals and a $3.0 million milestone payment tied to the EC approvals. The achievement of the first and second sales-based milestone payments under the Affitech CPPA was considered probable as of December 31, 2023, and as such the Company recognized a $6.0 million contingent liability in contingent consideration under RPAs, AAAs and CPPAs in its consolidated balance sheet. The sales milestones were achieved in 2023 and in the first quarter of 2024, the Company paid Affitech $6.0 million and the related contingent liability balance was reduced to zero in its condensed consolidated balance sheet as of June 30, 2024.

Based on reported first quarter of 2024 sales of VABYSMO, the achievement of the third sales-based milestone payment under the Affitech CPPA was considered probable as of March 31, 2024, and the Company recognized a $3.0 million contingent liability which remained on the condensed consolidated balance sheet as of June 30, 2024.

The Company may pay up to $3.0 million in an additional sales-based milestone payment upon the achievement of one remaining incremental sales milestone in the future.

Historically, the Company had been unable to reliably estimate its commercial payment stream from sales of future net sales and the commercial payments to be received under the Affitech CPPA. However, the recent sales data from the commercialization of VABYSMO has provided the Company with a greater ability to estimate future net sales and the commercial payments to be received under the Affitech CPPA. Therefore, as of April 1, 2024, the Company began accounting for the receivable which had a carrying amount of $7.8 million using the effective interest rate method on a prospective basis. As a result, the Company recognized $4.5 million in income from purchased receivables during the three and six months ended June 30, 2024.

The Company performed its impairment assessment and no allowance for credit losses was recorded as of June 30, 2024 and December 31, 2023.

The following table summarizes the royalty and commercial payment receivable activities during the six months ended June 30, 2024 (in thousands):

	Short-Term	Long-Term
Balance as of January 1, 2024	$14,215	$57,952
Acquisition of royalty and commercial payment receivables:
Talphera	—	8,000
Daré	—	22,000
Receipt of royalty and commercial payments:
Viracta	—	(8,500)
Affitech	(7,396)	—
Aptevo	(794)	—
Talphera	—	(51)
Income from purchased receivables under effective interest rate method:
Affitech	4,562	—
Reclassification to short-term royalty and commercial payment receivables:
Aptevo	670	(670)
Recognition of contingent consideration:
Affitech	3,000	—
Impairment of royalty and commercial payment receivables:
Aronora		(9,000)
Balance as of June 30, 2024	$14,257	$69,731

6. Fair Value Measurements

The Company records its financial assets and liabilities at fair value. The carrying amounts of certain of the Company’s financial instruments, including cash, trade and other receivables, net and accounts payable, approximate their fair value due to their short maturities. Fair value is defined as the exchange price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The accounting guidance for fair value establishes a framework for measuring fair value and a fair value hierarchy that prioritizes the inputs used in valuation techniques. The accounting standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

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

An entity may choose to measure many financial instruments and certain other items at fair value at specified election dates. The Company’s Exarafenib milestone asset (Note 4) was carried at fair value, determined according to Level 3 inputs in the fair value hierarchy described above. Any subsequent changes in the estimated fair value of the Exarafenib milestone asset are recorded in the condensed consolidated statements of operations and comprehensive income

(loss).

The following tables set forth the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as follows (in thousands):

	Fair Value Measurements as of June 30, 2024 Using:
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Cash equivalents:
Money market funds	$128,877	$—	$—	$128,877
Total cash equivalents	128,877	—	—	128,877
Exarafenib milestone asset (Note 4)	—	—	2,922	2,922
Equity securities	696	—	—	696
Total financial assets	$129,573	$—	$2,922	$132,495
Liabilities:
Exarafenib milestone contingent consideration (Note 4)	$—	$—	$2,922	$2,922
Contingent consideration under RPAs, AAAs and CPPAs, measured at fair value	—	—	—	—
Total financial liabilities	$—	$—	$2,922	$2,922

	Fair Value Measurements as of December 31, 2023 Using:
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Cash equivalents:
Money market funds	$28,352	$—	$—	$28,352
Total cash equivalents	28,352	—	—	28,352
Equity securities	161	—	—	161
Total financial assets	$28,513	$—	$—	$28,513
Liabilities:
Contingent consideration under RPAs, AAAs and CPPAs, measured at fair value	$—	$—	$1,000	$1,000

Exarafenib Milestone Asset and Exarafenib Milestone Contingent Consideration

The Exarafenib milestone asset and Exarafenib milestone continent consideration represent the Company’s potential receipt of a future milestone payment and a future consideration payable to Kinnate CVR holders that are contingent upon the achievement of a certain specified milestone related to the Exarafenib Sale. As of June 30, 2024, the estimated fair value of each of the Exarafenib milestone asset and Exarafenib milestone continent consideration was $2.9 million. The fair value measurement was based on a probability-weighted discounted cash flow model using significant Level 3 inputs, such as anticipated timelines and the probability of achieving the development milestone. Both the Exarafenib milestone asset and Exarafenib milestone contingent consideration are remeasured at fair value at each reporting period with changes in fair value recorded in the other income (expense), net line item of the condensed consolidated statement of operations and comprehensive income (loss) until settlement.

Equity Securities

The equity securities consisted of an investment in Rezolute’s common stock and are classified on the condensed consolidated balance sheets as current assets as of June 30, 2024 and December 31, 2023. The equity securities are revalued each reporting period with changes in fair value recorded in the other income (expense), net line item of the condensed consolidated statements of operations and comprehensive income (loss). As of June 30, 2024 and December 31, 2023 the Company valued the equity securities using the closing price per share for Rezolute’s common stock traded on the Nasdaq Stock Market of $4.30 and $0.99, respectively. The inputs that were used to calculate the fair value of the equity securities were observable prices in active markets and therefore were classified as a Level 1 fair value measurement.

Contingent Consideration under RPAs, AAAs and CPPAs, Measured at Fair Value

During the first quarter of 2024, the contingent liability recorded pursuant to the LadRx Agreements was reduced to zero after the Company paid LadRx $1.0 million upon achievement of a regulatory milestone in January 2024 (Note 5).

During the second quarter of 2024, the Company amended the LadRx RPA and the remaining contingent consideration that had been contingent upon the achievement of a specified regulatory milestone for the product candidate related to aldoxorubicin was removed (Note 5). As of June 30, 2024, there were no remaining regulatory milestone contingent payments under the LadRx Agreements, and the fair value of the LadRx contingent consideration liability was zero.

7. Lease Agreements

Office Lease

The Company leases a facility in Emeryville, California under an operating lease. In January 2023, the Company amended the original lease to extend the lease term five months from its original expiration of February 28, 2023 to July 31, 2023 (the “amended lease agreement” or the “amended lease”).

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

Under the new lease agreement, the Company retained access to its original premises under the amended lease which expired in July 2023, until the current premises became available on November 10, 2023. Payments made between when the lease expired in July 2023 and the commencement date of the premises of November 10, 2023 were recorded as variable lease costs in the consolidated statement of operations and comprehensive loss for the year ended December 31, 2023.

In accordance with ASC 842, the Company accounted for the new lease as a separate contract and the Company recognized an operating lease right-of-use assets of $0.4 million and operating lease liabilities of $0.4 million on November 10, 2023, the commencement date of the new lease.

Kinnate Lease

As part of the Kinnate Merger Agreement (Note 4), the Company acquired a lease agreement that was assigned to an assignee that expires on June 30, 2026. In accordance with ASC 842, the Company accounted for the lease as if it had commenced on the Kinnate Merger Closing Date. The Company recognized operating lease liabilities of $0.8 million as of April 3, 2024. No operating lease right-of-use assets were recorded due to the allocation of the excess of fair value of net assets acquired to certain qualifying assets under ASC 805.

The following table summarizes maturity of the Company’s operating lease liabilities as of June 30, 2024 (in thousands):

Year	Rent Payments
2024 (excluding the six months ended June 30, 2024)	$241
2025	502
2026	300
2027	91
2028	102
Thereafter	36
Total undiscounted lease payments	$1,272
Present value adjustment	(141)
Total net lease liability for operating leases	$1,131

As of June 30, 2024 and December 31, 2023, the total net lease liability was $1.1 million and $0.4 million, respectively. As of June 30, 2024, the Company’s current and non-current operating lease liabilities were $0.4 million and $0.7 million, respectively. As of December 31, 2023, the Company’s current and non-current operating lease liabilities were $0.1 million and $0.3 million, respectively.

The following table summarizes the cost components of the Company’s operating leases included in G&A in the condensed consolidated statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Lease costs:
Operating lease cost	$38	$51	$60	$99
Variable lease cost (1)	20	7	18	12
Total lease costs	$58	$58	$78	$111

(1)	Under the terms of the original, amended and new lease agreements, the Company is also responsible for certain variable lease payments that are not included in the measurement of the lease liability. Variable lease payments include non-lease components such as common area maintenance fees.

The following information represents supplemental disclosure for the condensed consolidated statements of cash flows related to operating leases (in thousands):

	Six Months Ended June 30,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows under operating leases	$45	$104

The assumptions used in calculating the present value of the lease payments for the Company’s operating leases as of June 30, 2024 and December 31, 2023 were as follows:

	June 30,	December 31,
	2024	2023
Weighted-average remaining lease term	2.9 years	5.33 years
Weighted-average discount rate	8.17%	8.50%

Kinnate Sublease

As part of the Kinnate Merger Agreement (Note 4), the Company acquired a lease assignment agreement with an assignee that expires on June 30, 2026. In accordance with ASC 842, the Company will account for the lease assignment as a sublease over its term. Under the terms of the lease assignment agreement, the assignee will make direct payments to the head lessor over the lease term. During the three and six months ended June 30, 2024, the Company recognized sublease income of $67,000 in the other income (expense), net line item in the condensed consolidated statement of operations and comprehensive income (loss).

8. Long-Term Debt

On December 15, 2023, XOMA transferred to XRL, a newly formed wholly-owned subsidiary, all its rights, title and interest in the commercial payments from Roche’s VABYSMO under the Affitech CPPA and related assets (the “Commercial Payments”). The VABYSMO-related assets and rights transferred to XRL are referred to herein as the “Transferred Assets.”

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

In connection with the Blue Owl Loan Agreement, XOMA issued to Blue Owl and certain funds affiliated with Blue Owl warrants to purchase: (i) up to 40,000 shares of XOMA’s common stock at an exercise price of $35.00 per share; (ii) up to 40,000 shares of XOMA’s common stock at an exercise price of $42.50 per share; and (iii) up to 40,000 shares of XOMA’s common stock at an exercise price of $50.00 per share (collectively, the “Blue Owl Warrants”). The fair value of the Blue Owl Warrants was determined using the Black-Scholes Model (see Note 2) and was estimated to be $1.5 million. As of June 30, 2024, all Blue Owl Warrants were outstanding.

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

As of the closing date of December 15, 2023, the Company recorded the $0.3 million allocated costs for the delayed draw term loan commitment as a non-current asset in other assets - long term in the consolidated balance sheet and will reclassify the amount as a debt discount when the delayed draw term loan is drawn. As of June 30, 2024, no amount had been drawn from the delayed draw term loan.

The carrying value of the short and long-term portion of the initial term loan was $5.5 million and $118.5 million, respectively, as of December 31, 2023. The Company recorded $0.6 million in interest expense during the year ended December 31, 2023.

In March 2024, XRL made a semi-annual payment of $7.4 million which included an interest payment of $3.8 million and principal repayment of $3.6 million. The carrying value of the short and long-term portion of the initial term loan was $5.7 million and $115.1 million, respectively, as of June 30, 2024. As of June 30, 2024, the effective interest rate was determined to be 11.04%. The Company recorded $3.4 million and $7.0 million in interest expense during the three and six months ended June 30, 2024, respectively. As of June 30, 2024, the Company had an unaccreted debt discount of $4.8 million and unaccreted direct issuance costs of $0.8 million to be accreted over the expected remaining term of the initial term loan.

The following table summarizes the impact of the initial term loan on the Company’s condensed consolidated balance sheet as of June 30, 2024 (in thousands):

June 30, 2024
Gross principal	$130,000
Principal repayments	(3,616)
Unaccreted debt discount and debt issuance costs	(5,591)
Total carrying value net of principal repayments, unaccreted debt discount and debt issuance costs	120,793
Less: current portion of long-term debt	(5,716)
Long-term debt	$115,077

Long-term debt on the Company’s condensed consolidated balance sheet as of June 30, 2024 and consolidated balance sheet as of December 31, 2023 includes only the carrying value of the Blue Owl Loan. The carrying value of the Blue Owl Loan as of December 31, 2023 was $124.0 million.

Aggregate projected future principal payments of the initial term loan as of June 30, 2024, are as follows (in thousands):

Year Ending December 31,	Payments
2024 (excluding the six months ended June 30, 2024)	$3,441
2025	9,835
2026	15,056
2027	19,703
2028	24,156
Thereafter	54,193
Total payments	$126,384

Accretion of debt discounts and issuance costs are included in interest expense. Interest expense in the condensed consolidated statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2024 relates to the initial term loan (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Accrued interest expense	$3,120	$—	$6,365	$—
Accretion of debt discount and debt issuance costs	282	—	588	—
Total interest expense	$3,402	$—	$6,953	$—

9. Common Stock Warrants

As of June 30, 2024 and December 31, 2023, the following common stock warrants were outstanding:

			Exercise Price	June 30,	December 31,
Issuance Date	Expiration Date	Balance Sheet Classification	per Share	2024	2023
May 2018	May 2028	Stockholders’ equity	$23.69	6,332	6,332
March 2019	March 2029	Stockholders’ equity	$14.71	4,845	4,845
December 2023	December 2033	Stockholders’ equity	$35.00	40,000	40,000
December 2023	December 2033	Stockholders’ equity	$42.50	40,000	40,000
December 2023	December 2033	Stockholders’ equity	$50.00	40,000	40,000
				131,177	131,177

10. Commitments and Contingencies

Collaborative Agreements, Royalties and Milestone Payments

The Company has committed to make potential future milestone payments and legal fees to third parties as part of licensing and development programs. Payments under these agreements become due and payable only upon the achievement of certain developmental, regulatory and commercial milestones by the Company’s licensees. Because it is uncertain if and when these milestones will be achieved, such contingencies, aggregating up to $6.3 million (assuming one product per contract meets all milestone events) have not been recorded on the accompanying condensed consolidated balance sheets. The Company is unable to determine precisely when and if payment obligations under the agreements will become due as these obligations are based on milestone events, the achievement of which is subject to a significant number of risks and uncertainties. None of these milestones were assessed to be probable as of June 30, 2024.

Contingent Consideration

Pursuant to the Company’s agreements with Aronora, Kuros, Affitech, LadRx and Daré and under the Kinnate CVR Agreement, the Company has committed to pay the Aronora Royalty Milestones, the Kuros Sales Milestones, the remaining Affitech Sales Milestone, LadRx commercial sales milestone, Daré Milestones and the Exarafenib milestone contingent consideration.

During the year ended December 31, 2023, the Company recorded $1.0 million for the LadRx contingent consideration that represented the estimated fair value of the potential future payments upon the achievement of regulatory milestones related to arimoclomol and aldoxorubicin at the inception of the LadRx Agreements. During the six months ended June 30, 2024, the contingent liability was reduced to zero after the Company paid LadRx $1.0 million upon the FDA’s acceptance of the arimoclomol NDA resubmission. Additionally, the amendment to the LadRx RPA removed the milestone payment that had been contingent upon the achievement of a regulatory milestone related to aldoxorubicin (Note 5). As of June 30, 2024, the Company recorded zero for the LadRx contingent consideration.

During the year ended December 31, 2023, certain sales milestones related to VABYSMO pursuant to the Affitech CPPA were assessed to be probable under ASC 450. As such, a $6.0 million liability was recorded in contingent consideration under RPAs, AAAs and CPPAs and a corresponding $6.0 million asset was recorded under long-term royalty and commercial payment receivables on the consolidated balance sheet. During the first quarter of 2024, this contingent liability was reduced to zero after the Company paid Affitech $6.0 million upon the achievement of the related commercial sales milestones (Note 5).

During the first quarter of 2024, a sales milestone related to VABYSMO pursuant to the Affitech CPPA was assessed to be probable under ASC 450. As such, a $3.0 million liability was recorded in contingent consideration under RPAs, AAAs, and CPPAs and a corresponding $3.0 million asset was recorded under short-term royalty and commercial payment receivables on the condensed consolidated balance sheet.

As of June 30, 2024, the Company recorded $2.9 million for the Exarafenib milestone contingent consideration, which represented the estimated fair value of potential future payments upon the achievement of a certain specified milestone related to exarafenib payable to Kinnate CVR holders upon the closing of the Kinnate acquisition under the Kinnate CVR Agreement. The Exarafenib milestone contingent consideration is measured at fair value at each reporting period, with changes in fair value recorded in other income (expense), net.

The liability for future Aronora Royalty Milestones, Kuros Sales Milestones, the remaining Affitech Sales Milestone, the LadRx commercial sales milestone and the Daré Milestones will be recorded when the amounts, by product, are estimable and probable.

As of June 30, 2024, none of the Aronora Royalty Milestones, Kuros Sales Milestones, the remaining Affitech Sales Milestone, LadRx commercial sales milestone and Daré Milestones were assessed to be probable and as such, no liability was recorded on the condensed consolidated balance sheet.

11. Stock-Based Compensation

The Company may grant qualified and non-qualified stock options, common stock, PSUs, RSUs and other stock-based awards under various plans to directors, officers, employees and other individuals. Stock options are granted at exercise prices of not less than the fair market value of the Company’s common stock on the date of grant. Additionally, the Company has an ESPP that allows employees to purchase Company shares at a purchase price equal to 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the last day of the purchase period. The ESPP includes a rollover mechanism for the purchase price if the fair market value of the Company’s common stock on the purchase date is less than the fair market value of the Company’s common stock on the first trading day of the offering period.

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

Fair Value Assumptions of 2010 Plan Stock Options

The fair value of the stock options granted under the 2010 Plan during the three and six months ended June 30, 2024 and 2023, was estimated based on the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Dividend yield	—%	—%	—%	—%
Expected volatility	65%	70%	65%	70%
Risk-free interest rate	4.35%	3.60%	4.35%	3.60%
Expected term	5.79 years	5.79 years	5.79 years	5.79 years

The weighted-average grant-date fair value per share of the options granted under the 2010 Plan during the six months ended June 30, 2024 and 2023, was $24.71 and $13.46, respectively.

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

The weighted-average grant-date fair value per share of options granted to Mr. Hughes and Mr. Sitko at an exercise price of $18.66 per share during the first quarter of 2023 was $11.91. The weighted-average grant-date fair value per share of options granted to Mr. Hughes and Mr. Sitko at an exercise price of $30.00 per share during the first quarter of 2023 was $14.68. No Stock Option Inducement Awards were granted during the six months ended June 30, 2024.

The activity for all stock options for the six months ended June 30, 2024 was as follows:

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Contractual	Intrinsic
	Number of	Price	Remaining Term	Value
	shares	Per Share	(in years)	(in thousands)
Outstanding as of January 1, 2024	2,730,068	$20.88	6.29	$10,638
Granted	34,170	24.71
Exercised	(149,759)	5.82
Forfeited, expired or cancelled	(32,376)	160.48
Outstanding as of June 30, 2024	2,582,103	$20.06	6.08	$16,980
Exercisable as of June 30, 2024	2,065,010	$19.09	5.48	$15,685

The aggregate intrinsic value of stock options exercised during the six months ended June 30, 2024 and 2023 was $2.6 million and $18,000, respectively. The intrinsic value is the difference between the fair value of the Company’s common stock at the time of exercise and the exercise price of the stock option.

The Company recorded $0.9 million and $2.0 million in stock-based compensation expense related to stock options during the three and six months ended June 30, 2024, respectively. As of June 30, 2024, $6.5 million of total unrecognized compensation expense related to stock options was expected to be recognized over a weighted-average period of 2.15 years.

Performance Stock Unit Awards

In May 2023, the Company granted employees 430,400 PSUs under the 2010 Plan.

The PSUs are subject to market-based vesting conditions and the number of PSUs vested will be based on the stock price of the Company’s common stock as compared to four stock price hurdles over a three-year period from the May 2023 grant date (the “performance period”). A stock price hurdle is considered attained when, at any time during the performance period, the Company’s volume-weighted-average stock price equals or exceeds the hurdle stock price value for 30 consecutive calendar days. Upon attainment of a stock price hurdle, one-third of the earned PSUs will vest immediately upon achievement, one-third will vest upon the two-year anniversary of the grant date and one-third will vest on the three-year anniversary of the grant date. If no stock price hurdle is attained during the performance period, then no PSUs will vest. In October 2023, the Company granted an additional 18,200 PSUs under the 2010 Plan with generally the same terms as the May 2023 PSU grants.

In connection with Mr. Hughes’ appointment to full-time Chief Executive Officer in January 2024, the Company granted Mr. Hughes 275,000 PSUs under the 2010 Plan with generally the same terms as the May 2023 PSU grants. In April 2024, the Company granted certain employees an aggregate of 10,000 PSUs under the 2010 Plan with generally the same terms as the May 2023 PSU grants.

Fair Value Assumptions of Performance Stock Unit Awards

The fair value of the PSUs granted was estimated based on Monte Carlo valuation model which incorporates into the valuation the possibility that the stock price hurdles may not be satisfied.

The range of grant date fair values of the PSUs granted in 2023 was estimated as follows:

			Derived
Hurdle Price	Number of	Fair Value	Service Period
Per PSU	PSUs	Per Share	(in years)
$30.00	243,550	$11.42-17.45	0.69-2.59
$35.00	91,239	$10.16-16.07	0.93-2.59
$40.00	60,024	$9.07-14.84	1.12-2.59
$45.00	53,787	$8.12-13.72	1.27-2.59
	448,600

The grant date fair values of the PSUs granted in January 2024 and April 2024 was estimated as follows:

			Derived
Hurdle Price	Number of	Fair Value	Service Period
Per Share	PSUs	Per Share	(in years)
$30.00	165,900	$18.42-19.71	0.46-0.74
$35.00	55,290	$17.24-17.67	0.66-0.96
$40.00	34,029	$15.85-16.14	0.82-1.15
$45.00	29,781	$14.20-15.13	0.95-1.31
	285,000

The Company estimates that it will recognize total stock-based compensation expense of approximately $11.9 million in aggregate for the PSUs granted in May 2023, October 2023, January 2024 and April 2024 using the graded expense attribution method over the requisite service period of each tranche. If the stock price hurdles are met sooner than the requisite service period, the stock-based compensation expense for the respective stock price hurdle will be accelerated.

Stock-based compensation expense will be recognized over the requisite service period if the grantees continue to provide service to the Company, regardless of whether the PSU stock price hurdles are achieved.

The activity for all PSUs for the six months ended June 30, 2024 was as follows:

		Weighted
		Average
		Grant Date
	Number of	Fair Value
	Unvested PSUs	Per Share
Unvested balance as of January 1, 2024	448,600	$15.40
Granted	285,000	17.60
Vested	—	—
Forfeited	—	—
Unvested balance as of June 30, 2024	733,600	$16.26

The Company recorded $1.6 million and $3.4 million in stock-based compensation expense related to the PSUs during the three and six months ended June 30, 2024, respectively. As of June 30, 2024, there was $5.7 million unrecognized stock-based compensation expense related to outstanding PSUs granted to employees, with a weighted-average remaining recognition period of 1.38 years.

Restricted Stock Unit Awards

In May 2024, the Company granted the non-employee directors of the Board an aggregate of 15,175 RSUs under the 2010 Plan. RSUs are equity awards that entitle the holder to receive freely tradeable shares of the Company’s common stock upon vesting. The RSUs vest in full on the one-year anniversary of the grant date. The fair value of the RSUs is equal to the closing price of the Company’s common stock on the grant date. The weighted-average grant-date fair value of the RSUs granted was $24.71 per RSU. As of June 30, 2024, no RSUs had vested and the unvested balance as of June 30, 2024 was 15,175 RSUs at a weighted-average grant-date fair value of $24.71 per RSU.

The Company recorded $47,000 in stock-based compensation expense related to the RSUs during the three and six months ended June 30, 2024. As of June 30, 2024, there was $0.3 million unrecognized stock-based compensation expense related to the outstanding RSUs granted to non-employee directors, with a weighted-average remaining recognition period of 0.87 years.

Stock-based Compensation Expense

All stock-based compensation expense is recorded in G&A expense. The following table shows total stock-based compensation expense for stock options, PSUs, RSUs and ESPP in the condensed consolidated statements of operations and comprehensive income (loss) (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Total stock-based compensation expense	$2,690	$2,163	$5,546	$3,733

12. Capital Stock

Dividends

During the six months ended June 30, 2024, the Board declared and paid cash dividends on the Company’s Series A Preferred Stock and Series B Depositary shares as follows:

	Series A Preferred Stock	Series B Depositary Share
	Cash Dividend Declared	Cash Dividend Declared
Dividend Declaration Date	($ per share)	($ per share)	Dividend Payment Date
October 18, 2023	$0.53906	$0.52344	January 15, 2024
February 21, 2024	$0.53906	$0.52344	April 15, 2024
May 15, 2024	$0.53906	$0.52344	July 15, 2024

BVF Ownership

As of June 30, 2024, BVF owned approximately 31.2% of the Company’s total outstanding shares of common stock, and if all the Series X Convertible Preferred Stock were converted (without taking into account beneficial ownership limitations), BVF would own 51.8% of the Company’s total outstanding shares of common stock. The Company’s Series A Preferred Stock becomes convertible upon the occurrence of specific events and as of June 30, 2024, the contingency was not met, therefore the Series A Preferred Stock owned by BVF is not included in the as-converted ownership calculation. Due to its significant equity ownership, BVF is considered a related party of the Company.

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

Stock Repurchase Program

On January 2, 2024, the Board authorized the Company’s first stock repurchase program, which permits the Company to purchase up to $50.0 million of its common stock through January 2027. Under the program, the Company has discretion in determining the conditions under which shares may be purchased from time to time, including through transactions in the open market, in privately negotiated transactions, under plans compliant with Rule 10b5-1 under the

Exchange Act, or by other means in accordance with applicable laws. The manner, number, price, structure, and timing of the repurchases, if any, will be determined at the Company’s sole discretion and repurchases, if any, depend on a variety of factors, including legal requirements, price and economic and market conditions, royalty and milestone acquisition opportunities, and other factors. The repurchase authorization does not obligate the Company to acquire any particular amount of its common stock. The Board may suspend, modify, or terminate the stock repurchase program at any time without prior notice. The Company did not make any purchases under the program in the three months ended June 30, 2024. As of June 30, 2024, the Company had purchased a total of 660 shares of its common stock pursuant to the stock repurchase plan for $13,000.

13. Income Taxes

The Company recorded no income taxes during the three and six months ended June 30, 2024. The Company continues to maintain a full valuation allowance against its remaining net deferred tax assets.

The Company had a total of $5.9 million of gross unrecognized tax benefits as of June 30, 2024, none of which would affect the effective tax rate upon realization as it currently has a full valuation allowance against its net deferred tax assets. The reversal of related deferred tax assets will be offset by a valuation allowance, should any of these uncertain tax positions be favorably settled in the future.

The Company does not expect its unrecognized tax benefits to change significantly over the next twelve months. The Company will recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. Through June 30, 2024, the Company had not accrued interest or penalties related to uncertain tax positions.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995, which are subject to the “safe harbor” created by those sections. Forward-looking statements are based on current expectations, estimates and forecasts, as well as our management’s beliefs and assumptions and on information currently available to them, and are subject to risks and uncertainties that are difficult to predict. In some cases you can identify forward-looking statements by words such as “may,” “will,” “should,” “might,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential,” “intend” “goal,” “strategy,” “continue,” “design” and similar words, expressions or the negative of such terms intended to identify forward-looking statements. Examples of these statements include, but are not limited to, statements regarding: trend analyses and statements regarding future events, future financial performance, anticipated growth, and industry prospects, our future operating expenses, our future losses, the success of our strategy as a royalty aggregator, the assumptions underlying our business model, the extent to which issued and pending patents may protect the products and processes in which we have an ownership or royalty interest and prevent the use of the covered subject matter by third parties, the potential of our existing product candidates to lead to the development of commercial products, our ability to receive potential milestone or royalty payments under license and collaboration agreements and the amount and timing of receipt of those payments, our ability to locate suitable assets to acquire, our ability to complete (on a timely basis or at all) and realize the benefits from acquisitions, uncertainties related to the acquisition of interest in development-stage and clinical-stage product candidates, fluctuations in, our ability to predict our operating results and cash flows, and the sufficiency of our capital resources. Forward-looking statements are based on assumptions that may not prove accurate. Actual results could differ materially from those anticipated due to certain risks inherent in the biotechnology industry and for our licensees engaged in the development of new products in a regulated market. Among other things: there can be no assurance that our revenues or expenses will meet any expectations or follow any trend(s); we may be unable to retain our key employees; litigation, arbitration or other disputes with third parties may have a material adverse effect on us; our product candidates subject to our out-license agreements are still being developed, and our licensees’ may require substantial funds to continue development which may not be available; we may not be successful in entering into out-license agreements for our product candidates; if our therapeutic product candidates do not receive regulatory approval, our third-party licensees will not be able to manufacture and market them; products or technologies of other companies may render some or all of our product candidates noncompetitive or obsolete; we do not know whether there will be, or will continue to be, a viable market for the products in which we have an ownership or royalty interest; even once approved, a product may be subject to additional testing or significant marketing restrictions, its approval may be withdrawn or it may be voluntarily taken off the market; and we and our licensees are subject to various state and federal healthcare related laws and regulations that may impact the commercialization of our product candidates and could subject us to significant fines and penalties. These and other risks, and uncertainties that may cause our actual results or outcomes to differ materially and adversely from those expressed in our forward-looking statements, including those related to current economic and financial market conditions, are contained principally in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023 and in Part II, Item 1A of our Quarterly Reports on Form 10-Q and in our other filings with the SEC.

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

Overview

XOMA is a biotech royalty aggregator. On July 10, 2024, we changed our name from XOMA Corporation to XOMA Royalty Corporation. We have a sizable portfolio of economic rights to future potential milestone and royalty payments associated with partnered commercial and pre-commercial therapeutic candidates. Our portfolio was built through the acquisition of rights to future milestones, royalties and commercial payments, since our royalty aggregator business model was implemented in 2017, combined with out-licensing our proprietary products and platforms from our legacy discovery and development business. Our royalty aggregator business is primarily focused on early to mid-stage clinical assets, primarily in Phase 1 and 2, with significant commercial sales potential that are licensed to large-cap partners. We also acquire milestone and royalty revenue streams on late-stage clinical assets and commercial assets that are designed to address unmet markets or have a therapeutic advantage, have long duration of market exclusivity, and are expected to deliver a financial return to us in a short timeframe. We expect most of our future revenue to be based on payments we may receive for milestones and royalties associated with these acquired programs.

The generation of future revenues related to licenses, milestone payments, and royalties is dependent on the achievement of milestones or product sales by our existing licensees. We generated net income of $16.0 million and $7.4 million for the three and six months ended June 30, 2024, respectively, net cash used in operating activities was $2.2 million for the six months ended June 30, 2024, and we had an accumulated deficit of $1.2 billion as of June 30, 2024. We generated a net loss of $40.8 million, net cash used in operating activities was $18.2 million, and we had an accumulated deficit of $1.2 billion for the year ended December 31, 2023.

Recent Business Developments

Kinnate Acquisition

On February 16, 2024, we entered into the Kinnate Merger Agreement pursuant to which we acquired Kinnate through a tender offer for (i) $2.5879 in cash per share of Kinnate common stock, plus (ii) one non-transferable contractual CVR per share of Kinnate common stock. The merger closed on April 3, 2024 (the “Kinnate Merger Closing Date”), and XRA merged with and into Kinnate. Following the merger, Kinnate continued as the surviving entity in the merger and our wholly-owned subsidiary.

Each Kinnate CVR represents the right to receive potential payments pursuant to the terms and subject to the conditions of the Kinnate CVR Agreement. On February 27, 2024, Kinnate sold exarafenib and related IP to Pierre Fabre for an upfront cash consideration of $0.5 million and contingent consideration of $30.5 million upon the achievement of a certain specified milestone (the “Exarafenib Sale”). Kinnate CVR holders are entitled to 100% of any further net proceeds from this transaction, if any, until the fifth anniversary of the Kinnate Merger Closing Date, together with 85% of net proceeds, if any, from any license or other disposition of any or all rights to any product, product candidate or research program active at Kinnate as of the closing that occurs within one year of the Kinnate Merger Closing Date, subject to and in accordance with the terms of the Kinnate CVR Agreement. We are responsible for the collection and disbursement of any proceeds to which Kinnate CVR holders could be entitled.

Portfolio Updates – Royalty and Commercial Payment Purchase Agreements

Viracta Royalty Purchase Agreement

In April 2024, Day One announced that the FDA granted approval to Day One’s NDA for OJEMDA. Pursuant to the Viracta RPA, we earned a $9.0 million milestone payment upon FDA approval, and we are also eligible to receive mid-single-digit royalties on net sales of OJEMDA. In accordance with the cost recovery method, $8.5 million was applied against the remaining long-term royalty receivables balance from the Viracta RPA and the remaining $0.5 million was recognized as income from purchased receivables. For the three and six months ended June 30, 2024, we recognized a total of $0.9 million in income from purchased receivables related to the Viracta RPA, which included an estimated $0.4 million in royalties receivable on sales of OJEMDA.

In May 2024, Day One announced that it sold its priority review voucher to an undisclosed buyer for $108.0 million. Pursuant to the Viracta RPA, we received a payment of $8.1 million related to the sale of the priority review voucher, which was recognized in other income during the three and six months ended June 30, 2024.

Daré Royalty Purchase Agreements

In April 2024, we entered into the Daré RPAs pursuant to which we paid Daré $22.0 million to acquire (a) 100% of all remaining royalties related to XACIATO not already subject to the royalty-backed financing agreement Daré entered into in December 2023 and net of payments owed by Daré to upstream licensors, which equates to royalties ranging from low to high single digits, and of all potential commercial milestones related to XACIATO that are payable to Daré under the Daré Organon License Agreement; (b) a 4% synthetic royalty on net sales of OVAPRENE and a 2% synthetic royalty on net sales of Sildenafil Cream, which will decrease to 2.5% and 1.25%, respectively, upon us achieving a pre-specified return threshold; and (c) a portion of Daré’s right to a certain milestone payment that may become payable to Daré under the Bayer License Agreement. The Daré RPAs also provide for milestone payments to Daré of $11.0 million for each successive $22.0 million received by us under the Daré RPAs after we achieve a return threshold of $88.0 million.

Affitech Commercial Payment Purchase Agreement

Pursuant to our Affitech CPPA, we are eligible to receive commercial payments from Roche consisting of 0.5% of net sales of VABYSMO for a ten-year period following the first commercial sale in each applicable jurisdiction. VABYSMO is approved by the FDA and the EMA for the treatment of wet, or neovascular, age-related macular degeneration, diabetic macular edema, and macular edema following retinal vein occlusion. Payments are due from Roche within 60 days of December 31 and June 30 of each year.

In February 2024, we received $7.4 million representing our commercial payment received from sales of VABYSMO during the last six months of 2023 under the Affitech CPPA. We used these cash receipts to fund contractual interest payments and partially repay the principal balance on our Blue Owl Loan (see Note 8 to the condensed consolidated financial statements).

For the three and six months ended June 30, 2024, we recognized a total of $4.5 million in income from purchased receivables related to the Affitech CPPA under the effective interest rate method for sales of VABYSMO during the three and six months ended June 30, 2024.

LadRx Agreements

In January 2024, Zevra announced that the FDA accepted its NDA resubmission for arimoclomol and pursuant to the LadRx Agreements, we made a $1.0 million milestone payment to LadRx in January 2024.

In June 2024, the ImmunityBio License Agreement was terminated, and we entered into an amendment to the LadRx RPA. Under the LadRx RPA, as amended, we are eligible to receive potential low single-digit percentage royalty payments on aggregate net sales of aldoxorubicin. Additionally, the amendment removed the remaining $4.0 million regulatory milestone payment under the original agreement that had been contingent upon the achievement of a specified regulatory milestone for the product candidate related to aldoxorubicin. If LadRx licenses aldoxorubicin to an applicable third party, we are eligible to receive potential high single-digit percentage royalty payments on aggregate net sales of aldoxorubicin and a portion of any potential future milestone payments.

Aronora Royalty Purchase Agreement

In April 2024, Bayer terminated its license agreement with Aronora, and we recorded an impairment charge of $9.0 million as of June 30, 2024 (see Note 5 to the condensed consolidated financial statements).

Portfolio Updates – License and Collaboration Agreements

Rezolute License Agreement

In April 2024, Rezolute dosed the first patient in its Phase 3 trial of RZ358, and we earned a $5.0 million milestone payment pursuant to our Rezolute License Agreement.

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

Except as discussed below, there have been no significant changes in our critical accounting estimates during the six months ended June 30, 2024, as compared with those previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 8, 2024.

Purchase of Rights to Future Milestones, Royalties and Commercial Payments

We have purchased rights to receive a portion of certain future developmental, regulatory and commercial sales milestone payments, royalties and option fees on sales of products currently in clinical development or recently commercialized. We acquire such rights from various entities and record the amount paid for these rights as long-term royalty receivables. We have accounted for the purchased rights as a financial asset in accordance with ASC 310 (see Note 5 to the condensed consolidated financial statements).

Purchased Receivables (Cost Recovery Method)

We account for milestone and royalty rights related to developmental pipeline or recently commercialized products on a non-accrual basis using the cost recovery method. Except for VABYSMO, IXINITY, DSUVIA, XACIATO, and OJEMDA, our other developmental pipeline products are non-commercial, non-approved products that require FDA or other regulatory approval, and thus have uncertain cash flows. As of June 30, 2024, IXINITY, DSUVIA and XACIATO have not yet established a reliable sales pattern and thus are accounted for under the cost recovery method. The carrying values of receivables for IXINITY, DSUVIA, and XACIATO are classified as current receivables based on whether payments to be received in the near term are presumed to become probable and reliably estimable. Under the cost recovery method, any milestone, royalty, or other payment received is recorded as a direct reduction of the recorded purchased receivable balance. When the recorded purchased receivable balance has been fully collected, any additional amounts collected will be recognized as income from purchased receivables. As of June 30, 2024, the purchased receivable balance for OJEMDA had been fully collected and any additional amounts collected will be recognized as income from purchased receivables.

Income from Purchased Receivables (Cost Recovery Method)

We estimate the income recognized during the period based upon the best information available. If the information upon which such income amounts are derived is provided to us from partners or other third parties in arrears, the amount of income recognized is the amount that is not expected to be subsequently reversed in future periods. Any difference between the estimated and actual income amounts will be recognized in subsequent periods.

Purchased Receivables (Effective Interest Rate Method)

We account for milestone and royalty rights related to commercial products that have reliably estimable cash flows under the effective interest rate method. Under the effective interest rate method, we calculate the effective interest rate by forecasting the expected cash flows to be received over the life of the asset. The effective interest rate is recalculated at each reporting period as differences between expected cash flows and actual cash flows are realized and as there are changes to expected future cash flows. We estimate the expected cash flows based on information available to us from partners or other third parties. However, a shortened royalty term could result in a reduction in the effective interest rate, a decline in the carrying value of the receivable balance, or significant reductions in milestone or royalty payments compared to expectations. As of June 30, 2024, VABYSMO had established a reliable sales pattern under its royalty terms. The carrying value of receivables for VABYSMO is classified as a current receivable as payments to be received in the next twelve months are presumed to be probable and reliably estimable.

Income from Purchased Receivables (Effective Interest Rate Method)

We estimate the income recognized by multiplying the carrying value of the respective receivable under the effective interest rate method by the periodic interest rate. Variables affecting the recognition of income from purchased receivables under the effective interest method include any one of the following: (1) changes in expected cash flows of the underlying products, (2) regulatory approval of additional indications which leads to new cash flow streams, (3) changes to the estimated duration of the cash flows (e.g., patent expiration date) and (4) changes in amounts and timing of projected cash receipts and milestone payments. The recognition of income from purchased receivables requires us to make estimates and assumptions around many factors, including those impacting the variables noted above.

Contingent Payments

We may be obligated to make contingent payments related to certain product development milestones, fees upon exercise of options related to future licensed products and sales-based milestones. The contingent payments are evaluated to determine if they are freestanding instruments or embedded derivatives. If the contingent payments fall within the scope of ASC 815, the contingent payments are measured at fair value at the inception of the arrangement, and subject to remeasurement to fair value during each reporting period. Any changes in the estimated fair value are recorded in the condensed consolidated statements of operations and comprehensive income (loss). Contingent consideration payments that do not fall within the scope of ASC 815 are recognized when the amount is probable and estimable according to ASC 450.

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

Asset Acquisitions

Exarafenib Milestone Asset

We recognized an Exarafenib milestone asset of $2.9 million in connection with our acquisition of Kinnate in April 2024. The Exarafenib milestone asset was measured at fair value at the inception of the agreement and is subject to remeasurement to fair value during each reporting period based on certain assumptions, including anticipated timelines and the probability of achieving development milestones. Any changes in the estimated fair value are recorded in the condensed consolidated statements of operations and comprehensive income (loss).

Exarafenib Milestone Contingent Consideration

We recognized an Exarafenib milestone contingent consideration of $2.9 million in connection with our acquisition of Kinnate in April 2024. The contingent payment fell within the scope of ASC 815 and was measured at fair value at the inception of the agreement and is subject to remeasurement to fair value during each reporting period based on certain assumptions, including anticipated timelines and the probability of achieving development milestones. Any changes in the estimated fair value are recorded in the condensed consolidated statements of operations and comprehensive income (loss).

Contingent Consideration

We may be obligated to make contingent payments upon the occurrence of certain events under the Kinnate CVR Agreement. Any contingent payments are evaluated to determine if they are freestanding instruments or embedded derivatives. If the contingent payments fall within the scope of ASC 815, the contingent payments are measured at fair value at the inception of the arrangement, and subject to remeasurement to fair value during each reporting period. Any changes in the estimated fair value are recorded in the condensed consolidated statements of operations and comprehensive income (loss). Contingent consideration payments that are related to IPR&D assets are expensed as incurred. Contingent consideration payments that do not fall within the scope of ASC 815 are recognized when the amount is probable and estimable according to ASC 450.

Our significant accounting policies are included in “Note 2 – Basis of Presentation and Significant Accounting Policies” in our condensed consolidated financial statements.

Results of Operations

Revenues

Total income and revenues for the three and six months ended June 30, 2024 and 2023, were as follows (in thousands):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2024	2023	Change	2024	2023	Change
Income from purchased receivables	$5,432	$—	$5,432	$5,432	$—	$5,432
Revenue from contracts with customers	5,025	1,125	3,900	6,025	1,125	4,900
Revenue recognized under units-of-revenue method	629	533	96	1,119	970	149
Total income and revenues	$11,086	$1,658	$9,428	$12,576	$2,095	$10,481

Income from Purchased Receivables

Income from purchased receivables for the three and six months ended June 30, 2024 included $4.5 million in estimated income under the effective interest rate method related to sales of VABYSMO, $0.5 million of the $9.0 million milestone payment from the FDA approval of OJEMDA and $0.4 million in estimated income from royalties on sales of OJEMDA.

We expect the income related to VABYSMO to increase in future periods as we expect related estimates and sales to increase in future periods. We expect the income from royalties on OJEMDA to increase in future periods as sales increase following the launch of OJEMDA in the second quarter of 2024. There was no income from purchased receivables for the three and six months ended June 30, 2023.

Revenue from Contracts with Customers

Revenue from contracts with customers includes upfront fees, annual license fees and milestone payments related to the out-licensing of our legacy product candidates and technologies. Revenue from contracts with customers for the three and six months ended June 30, 2024 included a milestone payment of $5.0 million pursuant to our license agreement with Rezolute. Revenue from contracts with customers for the six months ended June 30, 2024 also included milestone payments of $1.0 million pursuant to our license agreement with AVEO. Revenue from contracts with customers for the three and six months ended June 30, 2023 included $1.1 million of milestones earned pursuant to the license agreement with Janssen.

Revenue Recognized under Units-of-Revenue Method

Revenue recognized under the units-of-revenue method includes the amortization of unearned revenue from the sale of royalty interests to HCRP in 2016. Revenues for the three and six months ended June 30, 2024 remained generally consistent with the same periods in 2023 due to comparable sales of products underlying the agreements with HCRP.

R&D Expenses

R&D expenses were $1.2 million for the three and six months ended June 30, 2024, compared with $39,000 and $0.1 million for the three and six months ended June 30, 2023, respectively. Upon the closing of our merger with Kinnate, we assumed operations of Kinnate’s Phase 1 clinical trial of KIN-3248. The increase in R&D expenses for the three and six months ended June 30, 2024 was primarily due to $0.8 million of clinical trial costs related to KIN-3248. We are in the process of winding down the study and we expect to incur continued R&D costs related to KIN-3248 through the second half of 2024 until the study is completed. We may also incur additional R&D costs related to stability studies and the storage of the remaining programs obtained in the Kinnate acquisition.

G&A Expenses

G&A expenses include salaries and related personnel costs, professional fees, and facilities costs. For the three months ended June 30, 2024, G&A expenses were $11.0 million compared with $5.8 million for the three months ended June 30, 2023. The increase of $5.2 million was primarily due to $5.4 million in expenses associated with our acquisition of Kinnate, which included $3.6 million in severance costs for exit packages provided to Kinnate senior leadership, $1.0 million in consulting fees, $0.2 million in patent prosecution fees, $0.1 million in insurance costs, $0.1 million in audit related fees, $0.1 million in information technology costs and $0.3 million in other administrative costs. For the six months ended June 30, 2024, G&A expenses were $19.5 million compared with $12.0 million for the six months ended June 30, 2023. The increase of $7.5 million was primarily due to $5.4 million in costs related to our acquisition of Kinnate noted above and a $1.8 million increase in stock-based compensation expense. We expect G&A expenses for the full year of 2024 to be higher than G&A expenses in 2023 due to additional costs associated with our Kinnate acquisition and anticipated activity related to our evaluation of potential royalty or other acquisitions.

Royalty Purchase Agreement Asset Impairment

Royalty purchase agreement asset impairment of $9.0 million for the three and six months ended June 30, 2024, consisted of the impairment recorded related to our Aronora RPA. Royalty purchase agreement asset impairment of $1.6 million for the three and six months ended June 30, 2023, consisted of the impairment recorded related to our Bioasis RPAs.

Arbitration Settlement Costs

Arbitration settlement costs of zero and $4.1 million for the three and six months ended June 30, 2023, respectively, consisted of the costs incurred related to the settlement of an arbitration proceeding with one of our licensees in the first quarter of 2023. There were no arbitration settlement costs for the three and six months ended June 30, 2024.

Other Income (Expense)

Gain on the Acquisition of Kinnate

During the three and six months ended June 30, 2024, we recognized a $19.3 million gain on the acquisition of Kinnate due to the fair value of net assets acquired in the acquisition of Kinnate exceeding the total purchase consideration (see Note 4 to the condensed consolidated financial statements).

Change in Fair Value of Embedded Derivative Related to RPA

During the three and six months ended June 30, 2024, we recognized an $8.1 million change in fair value of an embedded derivative related to RPA associated with a payment of $8.1 million for the sale of a priority review voucher by Day One, which we earned pursuant to the Viracta RPA (see Note 5 to the condensed consolidated financial statements).

Interest Expense

Interest expense includes the accretion of debt discount and debt issuance costs. Interest expense for the three and six months ended June 30, 2024 and 2023 was as follows (in thousands):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2024	2023	Change	2024	2023	Change
Accrued interest expense	$3,120	$—	$3,120	$6,365	$—	$6,365
Accretion of debt discount and debt issuance costs	282	—	282	588	—	588
Total interest expense	$3,402	$—	$3,402	$6,953	$—	$6,953

We had no debt outstanding or interest expense incurred until we executed the Blue Owl Loan Agreement on December 15, 2023. The $3.4 million and $7.0 million interest expense for the three and six months ended June 30, 2024, respectively, represent interest incurred on the Blue Owl Loan since December 31, 2023. Interest expense is expected to continue in future quarters so long as the Blue Owl Loan remains outstanding.

Other Income (Expense), Net

Other income (expense), net for the three and six months ended June 30, 2024 and 2023 was as follows (in thousands):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2024	2023	Change	2024	2023	Change
Other income (expense), net
Investment income	$1,682	$472	$1,210	$3,390	$853	$2,537
Change in fair value of equity securities	283	10	273	535	(14)	549
Change in fair value of contingent consideration	—	75	(75)	—	75	(75)
Sublease income	67	—	67	67	—	67
Other	18	—	18	18	—	18
Total other income (expense), net	$2,050	$557	$1,493	$4,010	$914	$3,096

Investment income increased by $1.2 million and $2.5 million for the three and six months ended June 30, 2024 compared with the same periods in 2023, respectively, due to higher balances and higher market interest rates on our investments in 2024.

For the three and six months ended June 30, 2024 and 2023, the change in fair value of equity securities was due to the change in market price for our shares of Rezolute’s common stock.

The change in fair value of contingent consideration for the three and six months ended June 30, 2023, was due to the reduction in the fair value of the $75,000 contingent consideration related to the Bioasis RPA to zero. There were no changes in fair value of contingent consideration for the three and six months ended June 30, 2024.

Sublease income increased by $67,000 for the three and six months ended June 30, 2024 compared with the same periods in 2023 due to the lease assignment agreement acquired under the Kinnate acquisition.

Provision for Income Taxes

We recorded no provision for federal income tax during the three and six months ended June 30, 2024 and 2023. We continue to maintain a full valuation allowance against our remaining net deferred tax assets. We had a total of $5.9 million of gross unrecognized tax benefits, none of which would impact our effective tax rate to the extent that we continue to maintain a full valuation allowance against our deferred tax assets. We do not expect our unrecognized tax benefits to change significantly over the next twelve months.

Liquidity and Capital Resources

Our cash and cash equivalents, our working capital and our cash flow activities as of and for each of the periods presented were as follows (in thousands):

	June 30,	December 31,
	2024	2023	Change
Cash and cash equivalents(1)	$143,904	$153,290	$(9,386)
Working capital	$143,588	$149,814	$(6,226)

(1)	Unrestricted.

	Six Months Ended
	June 30,
	2024	2023	Change
Net cash used in operating activities	$(2,220)	$(12,132)	$9,912
Net cash used in investing activities	(1,350)	(11,716)	10,366
Net cash used in financing activities	(6,060)	(2,533)	(3,527)
Net decrease in cash, cash equivalents and restricted cash	$(9,630)	$(26,381)	$16,751

Net cash used in operating activities decreased by $9.9 million for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The change of $9.9 million was primarily driven by an increase of $13.6 million in operating cash receipts from our partners and licensees (including $8.6 million related to the Viracta RPA and $5.0 million from Rezolute). Additionally, the decrease was driven by a $4.1 million non-recurring payment in 2023 related to the settlement of an arbitration proceeding with one of our licensees. The decrease was partially offset by $7.2 million in payments related to Kinnate operations after our acquisition.

Net cash used in investing activities for the six months ended June 30, 2024 was $1.4 million, and primarily consisted of a $22.0 million payment to Daré for the acquisition of payment rights pursuant to the Daré RPAs, a $8.0 million payment to Talphera for the acquisition of payment rights pursuant to the Talphera CPPA, $6.0 million in payments to Affitech for sales milestones pursuant to the Affitech CPPA and a $1.0 million payment to LadRx for the achievement of a regulatory milestone pursuant to the LadRx Agreements, partially offset by $18.9 million net cash acquired in the acquisition of Kinnate, $8.5 million of the $9.0 million milestone payment from the FDA approval of OJEMDA earned pursuant to the Viracta RPA, a $7.4 million commercial payment received from Roche pursuant to the Affitech CPPA and a $0.8 million commercial payment received pursuant to the Aptevo CPPA. Net cash used in investing activities for the six months ended June 30, 2023 was $11.7 million, and primarily consisted of a $9.6 million payment to Aptevo for the acquisition of payment rights pursuant to the Aptevo CPPA and a $5.0 million payment to LadRx for the acquisition of payment rights pursuant to the LadRx Agreements, partially offset by a $2.4 million commercial payment from sales of VABYSMO and a $0.6 million commercial payment from sales attributable to IXINITY.

Net cash used in financing activities for the six months ended June 30, 2024 was $6.1 million and primarily consisted of principal payments of $3.6 million on the Blue Owl Loan, dividends of $2.8 million on our Series A and Series B Preferred Stock, and $0.7 million in debt issuance costs and loan fees paid in connection with long-term debt partially offset by $1.0 million in proceeds from the exercise of options, net of taxes paid. Net cash used in financing activities for the six months ended June 30, 2023 was $2.5 million and primarily consisted of the payment of dividends on our Series A and Series B Preferred Stock.

Capital Resources

We have incurred significant operating losses since our inception and as of June 30, 2024, we had an accumulated deficit of $1.2 billion. As of June 30, 2024, we had $143.9 million in cash and cash equivalents and $6.0 million in restricted cash. Based on our current cash balance and our planned discretionary spending, such as royalty or other acquisitions, we believe that our current financial resources are sufficient to fund our planned operations, commitments, and contractual obligations for a period of at least one year following the filing date of this report.

We have primarily financed our operations and acquisitions through debt facilities, the issuance of our common stock, Series A and Series B Preferred Stock, and amounts received as milestone payments under our license agreements. In December 2023, XRL entered into the Blue Owl Loan Agreement (see Note 8 to the condensed consolidated financial statements and further details below in “Long-Term Debt”). We intend to use the net cash received from the Blue Owl Loan and Kinnate acquisition, together with our existing capital resources, to fund our ongoing operations, to repurchase common stock and for working capital and other general corporate purposes.

The generation of future income and revenue related to licenses, milestone payments, and royalties is dependent on the achievement of milestones or product sales by our existing partners. Milestone payments earned in prior periods are not indicative of anticipated milestone payments in future periods. We may seek additional capital through our 2018 Common Stock ATM Agreement or our 2021 Series B Preferred Stock ATM Agreement (see Note 12 to the condensed consolidated financial statements), or through other public or private debt or equity transactions. Our ability to raise additional capital in the equity and debt markets, should we choose to do so, is dependent on a number of factors, including, but not limited to, the market demand for our common and preferred stock, which are subject to a number of development and business risks and uncertainties, our creditworthiness and whether were are able to raise such additional capital at a price or on terms that are favorable to us, if at all. If we are unable to raise additional funds when we need them, our business and operations may be adversely affected.

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

To support our royalty aggregator business model, we engage third parties to assist in the evaluation of potential acquisitions of milestone payments and royalty streams. Additional operating expenses, including consulting and legal costs, is expected to increase in the second half of 2024 in response to an anticipated increase in the volume of royalty or acquisition targets evaluated or completed.

In June 2023 we entered into a lease for our headquarters in Emeryville, California. The lease commenced in November 2023 and has a term of 65 months. As of June 30, 2024, we expect to incur incremental undiscounted costs of $0.4 million associated with our building lease.

We will be required to make future R&D and G&A expenditures related to the obligations and liabilities we assumed in the Kinnate acquisition. We expect these costs to be funded in full by the cash we received upon close of the merger.

Share Repurchase Program: On January 2, 2024, our Board authorized our first stock repurchase program, which permits us to purchase up to $50.0 million of our common stock through January 2027. We did not make any purchases under the program in the three months ended June 30, 2024. As of June 30, 2024, we had purchased a total of 660 shares of common stock pursuant to the stock repurchase program for $13,000.

Long-Term Debt: Under the Blue Owl Loan Agreement, the outstanding principal balance will bear interest at an annual rate of 9.875%. XRL began making payments of interest under the Blue Owl Loan Agreement semi-annually, in March 2024 using the royalties received on worldwide net sales of VABYSMO, pursuant to the Affitech CPPA. On each interest payment date, any shortfall in interest payment will be paid from the interest reserve, any uncured shortfall in interest payment that exceeds the interest reserve will increase the outstanding principal amount of the loan, and any royalty payments in excess of accrued interest on the loan will be used to repay the principal of the loan until the balance is fully repaid. As of June 30, 2024, XRL held restricted cash of $6.0 million in reserve accounts that may only be used to pay interest and administrative fees and XRL’s operating expenses pursuant to the Blue Owl Loan Agreement. As of June 30, 2024, the current and non-current portion of the initial term loan was $5.7 million and $115.1 million, respectively, and $6.0 million of the restricted cash was classified as non-current.

Exarafenib Milestone Contingent Consideration: Under the Kinnate CVR Agreement, Kinnate CVR holders are entitled to 100% of net proceeds of the $30.5 million milestone related to the sale of exarafenib to Pierre Fabre in February 2024. We expect these payments to be fully funded by the receipt of the Exarafenib milestone asset.

RPAs, AAAs and CPPAs: A significant component of our business model is to acquire rights to potential future milestone payments and royalty payment streams. We expect to continue deploying capital toward these acquisitions in the near and long term.

We have paid $1.0 million for a milestone payment due under our agreement with LadRx in January 2024 and $6.0 million for sales milestones due under our agreement with Affitech in March 2024. We have up to an additional $3.0 million and $1.0 million in milestone payments that may become due under the Affitech CPPA and LadRx Agreements, respectively. We will be obligated to pay an additional $11.0 million for each successive $22.0 million received by us under the Daré RPAs after achievement of a return threshold of $88.0 million. We recorded $3.0 million of contingent consideration related to our RPAs, AAAs and CPPAs on our condensed consolidated balance sheets as of June 30, 2024.

In addition, we have potential sales-based milestone payments that may become due under our agreements with Aronora and Kuros. All of these milestones and royalty payments represent a portion of the funds we may receive in the future pursuant to these agreements, and therefore we expect these payments to be fully funded by the related royalty or commercial payment receipts.

Collaborative Agreements, Royalties and Milestone Payments: We may need to make potential future milestone payments and pay legal fees to third parties as part of our licensing and development programs. Payments under these agreements become due and payable only upon the achievement of certain developmental, regulatory and commercial milestones by our licensees. Because it is uncertain if and when these milestones will be achieved, such contingencies, aggregating up to $6.3 million (assuming one product per contract meets all milestone events) have not been recorded on our condensed consolidated balance sheet as of June 30, 2024. We are unable to determine precisely when and if our payment obligations under the agreements will become due as these obligations are based on milestone events, the achievement of which is subject to a significant number of risks and uncertainties. We expect all payments due to be funded by a portion of the related milestone or royalty revenue we receive or we expect these payments to be reimbursed by our licensees.

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

Changes in Commitments and Contingencies

Our commitments and contingencies were reported in our Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC. Except as described below, there have been no material changes during the six months ended June 30, 2024 from the commitment and contingencies previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.

On April 3, 2024, we entered into the Kinnate CVR Agreement in connection with the Kinnate acquisition. Pursuant to the agreement, we are obligated to pay up to $30.5 million to Kinnate CVR holders upon the achievement of a certain specified milestone related to the February 2024 sale of exarafenib and related IP to Pierre Fabre. We may be obligated to make additional contingent payments from any license or other disposition of any or all rights to any product, product candidate or research programs active at Kinnate that occurs within one year from April 3, 2024.

On April 29, 2024, we entered into the Daré RPAs pursuant to which we acquired rights to royalty and milestone payments related to XACIATO, OVAPRENE, and Sildenafil Cream. We are obligated to pay an additional $11.0 million for each successive $22.0 million received by us under the Daré RPAs after achievement of a return threshold of $88.0 million.

On June 3, 2024, we entered into an amendment to the LadRx RPA that removed the remaining $4.0 million regulatory milestone payment that had been contingent upon the achievement of a specified regulatory milestone for the product candidate related to aldoxorubicin.

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

ITEM 1A. RISK FACTORS

Except as discussed below and in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2024, there have been no material changes in our risk factors as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. For a detailed description of our risk factors, refer to Part I, Item IA, “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 and Part II, Item 1A, “Risk Factors” of our Quarterly Reports on Form 10-Q.

Our royalty aggregator strategy may require that we register with the SEC as an “investment company” in accordance with the Investment Company Act of 1940 (the “’40 Act”).

The rules and interpretations of the SEC and the courts relating to the definition of “investment company” are very complex. We do not believe we are an “investment company” under applicable SEC rules, and we currently intend to conduct our operations so as not to be considered an “investment company.” In particular, on an unconsolidated basis, we believe that less than 40% of our total assets (less any cash items or holdings in U.S. government securities) currently consist of holdings in “investment securities.” This conclusion is largely dependent on our analysis that XOMA (US) LLC, our primary subsidiary, is not an investment company in reliance on the exclusion from the definition of an investment company provided in Section 3(c)(5)(A) of the ’40 Act, as interpreted by the staff of the SEC in a no-action letter issued to Royalty Pharma plc on August 13, 2010. Nevertheless, we can provide no assurance that the SEC will not take the position that we are required to register under the ’40 Act and comply with the ’40 Act’s registration and reporting requirements, capital structure requirements, affiliate transaction restrictions, conflict of interest rules, requirements for disinterested directors, and other substantive provisions. We intend to continue to monitor our assets and income for compliance under the ’40 Act and seek to conduct our business activities in a manner such that we do not fall within its definitions of “investment company” or such that we qualify under one of the exemptions or exclusions provided by the ’40 Act and corresponding SEC regulations. However, if we were to be considered an “investment company” and become subject to the restrictions of the ’40 Act, those restrictions likely would require significant changes in the way we do business and add significant administrative costs and burdens to our operations. Additionally, we may need to take various actions which we might otherwise not pursue in order to not come within scope of the ’40 Act. These actions may include, among others, restructuring the Company and/or modifying our mixture of assets and income or a liquidation of certain of our assets.

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

No common stock was repurchased by us during the three months ended June 30, 2024.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(c) Trading Plans

During the fiscal quarter ended June 30, 2024, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (in each case, as defined in Item 408(a) of Regulation S-K).

ITEM 6. EXHIBITS

		Incorporation By Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

2.1	Agreement and Plan of Merger between the Company, Kinnate and Merger Sub, dated February 16, 2024	8-K	001-39801	2.1	02/16/2024

2.2	Contingent Value Rights Agreement, dated April 3, 2024, by and between the Company, XRA 1 Corp., Broadridge Corporate Issuer Solutions, LLC and Fortis Advisors LLC.	8-K	001-39801	2.2	04/03/2024

3.1	Certificate of Incorporation of the Company	8-K12G3	000-14710	3.1	01/03/2012

3.2	Certificate of Amendment to the Certificate of Incorporation of the Company	8-K	000-14710	3.1	05/31/2012

3.3	Certificate of Amendment to the Certificate of Incorporation of the Company	8-K	000-14710	3.1	05/28/2014

3.4	Certificate of Amendment to the Certificate of Incorporation of the Company	8-K	000-14710	3.1	10/18/2016

3.5	Certificate of Amendment to the Certificate of Incorporation of the Company	8-K	001-39801	3.1	07/09/2024

3.6	Certificate of Designation of Preferences, Rights and Limitations of Series X Convertible Preferred Stock	8-K	000-14710	3.1	02/16/2017

3.7	Certificate of Designation of 8.625% Series A Cumulative Perpetual Preferred Stock	8-K	000-14710	3.1	12/11/2020

3.8	Certificate of Designation of 8.375% Series B Cumulative Perpetual Preferred Stock	8-K	001-39801	3.1	04/08/2021

3.9	Certificate of Correction of the Certificate of Designation of 8.375% Series B Cumulative Perpetual Preferred Stock	10-Q	001-39801	3.8	08/05/2021

3.10	Certificate of Amendment to the Certificate of Designation of 8.375% Series B Cumulative Perpetual Preferred Stock of the Company	8-K	001-39801	3.1	08/05/2021

3.11	By-laws of the Company	8-K12G3	000-14710	3.2	01/03/2012

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, 3.5, 3.6, 3.7, 3.8, 3.9, 3.10 and 3.11

4.2	Specimen of Common Stock Certificate	8-K	000-14710	4.1	01/03/2012

4.3	Deposit Agreement, dated effective April 9, 2021, by and among the Company, American Stock Transfer & Trust Company, LLC, as depositary, and the holders of the depositary receipts issued thereunder	8-K	001-39801	4.1	04/08/2021

4.4	Form of Warrants (May 2018 Warrants)	10-Q	000-14710	4.6	08/07/2018

4.5	Form of Warrants (March 2019 Warrants)	10-Q	000-14710	4.7	05/06/2019

4.6	Form of Warrant (December 2023) ($35.00 Exercise Price)	8-K	001-39801	4.1	12/19/2023

Incorporation By Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

4.7	Form of Warrant (December 2023) ($42.50 Exercise Price)	8-K	001-39801	4.2	12/19/2023

4.8	Form of Warrant (December 2023) ($50.00 Exercise Price)	8-K	001-39801	4.3	12/19/2023

4.9	Form of Indenture	S-3	333-277794	4.6	03/08/2024

10.1#+	Net Office Lease dated August 5, 2021 between Presidio Trust and Kinnate Biopharma Inc.

10.2#+	Letter Agreement dated August 26, 2021 between Presidio Trust and Kinnate Biopharma Inc.

10.3#+	Landlord Consent to Assignment and Assumption of Lease dated February 1, 2024 by and among Presidio Trust, Kinnate Biopharma Inc., and Eventbrite, Inc.

31.1+	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

31.2+	Certification of Chief Financial Officer, as required by Rule 13a 14(a) or Rule 15d 14(a) of the Securities Exchange Act of 1934

32.1+(1)	Certifications of Chief Executive Officer and Chief Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. §1350
101.INS+	Inline XBRL Instance Document

101.SCH+	Inline XBRL Schema Document

101.CAL+	Inline XBRL Calculation Linkbase Document

101.DEF+	Inline XBRL Definition Linkbase Document

101.LAB+	Inline XBRL Labels Linkbase Document

101.PRE+	Inline XBRL Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
+	Filed herewith.
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

XOMA Royalty Corporation

Date: August 13, 2024	By:	/s/ OWEN HUGHES
Chief Executive Officer (Principal Executive Officer)

Date: August 13, 2024	By:	/s/ THOMAS BURNS
Thomas Burns Senior Vice President, Finance and Chief Financial Officer (Principal Financial and Principal Accounting Officer)