Form 10-Q
period 2024-09-30
XOMA Royalty Corp
filed 2024-11-07
CIK 791908

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 4, 2024, the registrant had 11,782,723 shares of common stock, $0.0075 par value per share, outstanding.

XOMA ROYALTY CORPORATION

FORM 10-Q

GLOSSARY OF TERMS AND ABBREVIATIONS

Abbreviations	Definition
2010 Plan	The Company's 2010 Long Term Incentive and Stock Award Plan, as amended
2018 Common Stock ATM Agreement	At The Market Issuance Sales Agreement with HCW dated December 18, 2018
2021 Series B Preferred Stock ATM Agreement	At The Market Issuance Sales Agreement with B. Riley dated August 5, 2021
AAA	Assignment and Assumption Agreement
Affitech	Affitech Research AS
Affitech CPPA	The Company's Commercial Payment Purchase Agreement with Affitech dated October 6, 2021
Agenus	Agenus, Inc. and certain affiliates
Agenus RPA	The Company's Royalty Purchase Agreement with Agenus dated September 20, 2018
Alora	Alora Pharmaceuticals, LLC
Anti-TGFβ Antibody License Agreement	The Company's License Agreement with Novartis dated September 30, 2015
April 2022 Letter Agreement	The Letter Agreement to Officer Employment Agreement dated August 7, 2017, between the Company and Thomas Burns dated April 1, 2022
Aptevo	Aptevo Therapeutics Inc.
Aptevo CPPA	The Company’s Payment Interest Purchase Agreement with Aptevo dated March 29, 2023, referred to herein as “Aptevo Commercial Payment Purchase Agreement” or “Aptevo CPPA”
Aronora	Aronora, Inc.
Aronora RPA	The Company's Royalty Purchase Agreement with Aronora dated April 7, 2019
AstraZeneca	AstraZeneca plc
ASC	Accounting Standards Codification
ASC 450	ASC Topic 450, Contingencies
ASC 606	ASC Topic 606, Revenue from Contracts with Customers
ASC 805	ASC Topic 805, Business Combinations
ASC 815	ASC Topic 815, Derivatives and Hedging
ASC 825	ASC Topic 825, Financial Instruments
ASC 842	ASC Topic 842, Leases
ASU	Accounting Standards Update
Bayer	Bayer Pharma AG
Bayer License Agreement	Out-license agreement to Bayer HealthCare LLC from Daré dated January 10, 2020, related to the development and commercialization of OVAPRENE
Bioasis	Bioasis Technologies, Inc. and certain affiliates
Bioasis RPA	The Company's Royalty Purchase Agreement with Bioasis dated February 25, 2019
Black-Scholes Model	Black-Scholes Option Pricing Model
Blue Owl	Blue Owl Capital Corporation
Blue Owl Loan	Loan pursuant to the Blue Owl Loan Agreement
Blue Owl Loan Agreement	Loan agreement dated as of December 15, 2023, between XRL, the lenders from time to time party thereto and Blue Owl, as administrative agent
Board	The Company’s Board of Directors
B. Riley	B. Riley Securities, Inc.
Broadridge	Broadridge Corporate Issuer Solutions, LLC, rights agent under the Kinnate CVR Agreement
BVF	Biotechnology Value Fund, L.P.

Company	XOMA Royalty Corporation (formerly, XOMA Corporation), including its subsidiaries
CMO	Contract manufacturing organization
CPPA	Commercial Payment Purchase Agreement
CVR	Contingent value right
CRO	Contract research organization
Daré	Daré Bioscience, Inc.
Daré RPAs	The Company's Traditional RPA and Synthetic RPA with Daré dated April 29, 2024
Daré Organon License Agreement	Out-license agreement to Organon from Daré dated March 31, 2022, related to the development and commercialization of XACIATO, as amended on July 4, 2023
Day One	Day One Biopharmaceuticals
DSUVIA®	sufentanil sublingual tablet (DZUVEO in European market)
DoD	U.S. Department of Defense
EIR	Effective interest rate
EMA	European Medicines Agency
ESPP	2015 Employee Stock Purchase Plan, as amended
Exchange Act	U.S. Securities Exchange Act of 1934
FDA	U.S. Food and Drug Administration
FDIC	Federal Deposit Insurance Corporation
Fortis	Fortis Advisors LLC, representative of the Kinnate CVR holders under the Kinnate CVR Agreement
GAAP	Generally accepted accounting principles
G&A	General and administrative
Gevokizumab License Agreement	The Company's License Agreement with Novartis dated August 24, 2017
HCRP	Healthcare Royalty Partners II, L.P.
HCW	H.C. Wainwright & Co., LLC
ImmunityBio	ImmunityBio, Inc. (formerly NantCell, Inc.)
ImmunityBio License Agreement	Out-license agreement to ImmunityBio from LadRx dated July 27, 2017, related to the development and commercialization of Aldoxorubicin, as amended on September 27, 2018, terminated on June 3, 2024
IRA	Inflation Reduction Act
IP	Intellectual Property
IPR&D	In-Process Research and Development
IXINITY®	coagulation factor IX (recombinant)
Janssen	Janssen Biotech, Inc.
Kinnate	Kinnate Biopharma Inc.
Kinnate CVR Agreement	The Contingent Value Rights Agreement by and between the Company, Broadridge, and Fortis dated April 3, 2024
Kinnate Merger Agreement	The Agreement and Plan of Merger by and among the Company, XRA, and Kinnate dated February 16, 2024
Kuros	Kuros Biosciences AG, Kuros US LLC, and Kuros Royalty Fund (US) LLC, collectively
Kuros RPA	The Company's Royalty Purchase Agreement with Kuros dated July 14, 2021
LadRx	LadRx Corporation (formerly CytRx Corporation)
LadRx Agreements	LadRx AAA and LadRx RPA
LadRx AAA	The Company’s Assignment and Assumption Agreement with LadRx dated June 21, 2023

LadRx RPA	The Company’s Royalty Purchase Agreement with LadRx dated June 21, 2023 and subsequently amended on June 3, 2024
Medexus	Medexus Pharmaceuticals, Inc.
Merck KGaA License Agreement

In-license agreement from Merck KGaA to ObsEva related to ebopiprant dated June 10, 2015 and subsequently amended on July 8, 2016 (assumed by the Company as part of the ObsEva IP Acquisition Agreement)

MIPLYFFA™	arimoclomol
NDA	New Drug Application
Novartis	Novartis Pharma AG, Novartis International Pharmaceutical Ltd., Novartis Institutes for Biomedical Research, Inc. and/or Novartis Vaccines and Diagnostics, Inc.
ObsEva	ObsEva SA
ObsEva IP Acquisition Agreement	Company's IP Acquisition Agreement with ObsEva dated November 21, 2022
OJEMDA™	tovorafenib
Organon	Organon International GmbH
OVAPRENE®	An investigational hormone-free monthly intravaginal contraceptive
Palo	Palobiofarma, S.L.
Palo RPA	The Company's Royalty Purchase Agreement with Palo dated September 26, 2019
Pfizer	Pfizer, Inc.
Pierre Fabre	Pierre Fabre Médicament, SAS
PSU	Performance stock unit
R&D	Research and development
Regeneron	Regeneron Pharmaceuticals, Inc.
Rezolute	Rezolute, Inc. (formerly Antria Bio, Inc.)
Rezolute License Agreement	The Company's License Agreement with Rezolute dated December 6, 2017, as amended in March 2018, January 2019, and March 2020
RPA	Royalty Purchase Agreement
Roche	F. Hoffmann-La Roche AG
RSU	Restricted stock unit
SEC	U.S. Securities and Exchange Commission
Series A Preferred Stock	The 8.625% Series A cumulative, perpetual preferred stock issued in December 2020
Series B Preferred Stock	The 8.375% Series B cumulative, perpetual preferred stock issued in April 2021
Series A and Series B Preferred Stock	Series A Preferred Stock and Series B Preferred Stock, collectively
Series B Depositary Shares	The depositary shares, each representing 1/1000th interest in a share of Series B Preferred Stock
Series X Preferred Stock	The Series X Convertible Preferred Stock
Sildenafil Cream	Sildenafil Cream, 3.6%
Sonnet	Sonnet BioTherapeutics, Inc. (formerly Oncobiologics, Inc.)
Sonnet Collaboration Agreement	The Company's Collaboration Agreement with Sonnet dated July 23, 2012, as amended in May 2019
SVB	Silicon Valley Bank
Takeda	Takeda Pharmaceutical Company Limited
Takeda Collaboration Agreement	The Company's Collaboration Agreement with Takeda dated November 1, 2006, as amended in February 2007 and February 2009
Talphera	Talphera, Inc. (formerly AcelRx Pharmaceuticals, Inc. or “AcelRx”)
Talphera APA	Asset Purchase Agreement dated March 12, 2023 between AcelRx (now Talphera) and Vertical related to the sale of DSUVIA from Talphera to Vertical

Talphera CPPA	The Company’s Payment Interest Purchase Agreement with Talphera dated January 11, 2024, referred to herein as “Talphera Commercial Payment Purchase Agreement” or “Talphera CPPA”
Talphera Marketing Agreement	Marketing Agreement dated April 3, 2023 between AcelRx (now Talphera) and Vertical
TGFβ	transforming growth factor beta
U.S.	United States
VABYSMO®	faricimab-svoa
Vertical	Vertical Pharmaceuticals, LLC, a wholly-owned subsidiary of Alora
Viracta	Viracta Therapeutics, Inc.
Viracta RPA	The Company's Royalty Purchase Agreement with Viracta dated March 22, 2021, as amended March 4, 2024
XACIATO™	Clindamycin phosphate vaginal gel 2%
XOMA	XOMA Royalty Corporation (formerly, XOMA Corporation), a Delaware corporation, including subsidiaries
XRA	XRA 1 Corp. a wholly-owned subsidiary of the Company
XRL	XRL 1 LLC, a wholly-owned subsidiary of the Company
Zevra	Zevra Therapeutics, Inc. (formerly KemPharm Denmark A/S)
Zevra APA

Asset Purchase Agreement dated May 13, 2011 between LadRx and Orphazyme ApS, and assigned to Zevra as of June 1, 2022, related to the sale of arimoclomol from LadRx to Zevra (assumed by the Company as part of LadRx AAA)

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

XOMA ROYALTY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	September 30,	December 31,
	2024	2023(1)
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$142,050	$153,290
Short-term restricted cash	80	160
Short-term equity securities	785	161
Trade and other receivables, net	1,045	1,004
Short-term royalty and commercial payment receivables	12,682	14,215
Prepaid expenses and other current assets	2,379	483
Total current assets	159,021	169,313

Long-term restricted cash	4,686	6,100
Property and equipment, net	34	25
Operating lease right-of-use assets	335	378
Long-term royalty and commercial payment receivables	54,207	57,952
Exarafenib milestone asset (Note 4)	3,125	—
Other assets - long term	1,932	533
Total assets	$223,340	$234,301

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,131	$653
Accrued and other liabilities	2,451	2,768
Contingent consideration under RPAs, AAAs, and CPPAs	4,000	7,000
Operating lease liabilities	434	54
Unearned revenue recognized under units-of-revenue method	1,924	2,113
Preferred stock dividend accrual	1,368	1,368
Current portion of long-term debt	9,826	5,543
Total current liabilities	21,134	19,499
Unearned revenue recognized under units-of-revenue method – long-term	5,589	7,228
Exarafenib milestone contingent consideration (Note 4)	3,125	—
Long-term operating lease liabilities	594	335
Long-term debt	108,089	118,518
Total liabilities	138,531	145,580

Commitments and Contingencies (Note 10)

Stockholders’ equity:
Preferred Stock, $0.05 par value, 1,000,000 shares authorized:
8.625% Series A cumulative, perpetual preferred stock, 984,000 shares issued and outstanding as of September 30, 2024 and December 31, 2023	49	49
8.375% Series B cumulative, perpetual preferred stock, 1,600 shares issued and outstanding as of September 30, 2024 and December 31, 2023	—	—
Convertible preferred stock, 5,003 shares issued and outstanding as of September 30, 2024 and December 31, 2023	—	—
Common stock, $0.0075 par value, 277,333,332 shares authorized, 11,755,223 and 11,495,492 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	88	86
Additional paid-in capital	1,317,657	1,311,809
Accumulated other comprehensive income	104	—
Accumulated deficit	(1,233,089)	(1,223,223)
Total stockholders’ equity	84,809	88,721
Total liabilities and stockholders’ equity	$223,340	$234,301

The accompanying notes are an integral part of these condensed consolidated financial statements.

(1)The condensed consolidated balance sheet as of December 31, 2023 has been derived from the audited consolidated financial statements as of that date included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

XOMA ROYALTY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Income and revenues:
Income from purchased receivables	$6,463	$—	$11,895	$—
Revenue from contracts with customers	25	225	6,050	1,350
Revenue recognized under units-of-revenue method	709	605	1,828	1,575
Total income and revenues	7,197	830	19,773	2,925

Operating expenses:
Research and development	817	25	2,011	118
General and administrative	8,020	6,368	27,485	18,341
Royalty purchase agreement asset impairment	14,000	—	23,000	1,575
Arbitration settlement costs	—	—	—	4,132
Amortization of intangible assets	—	224	—	673
Total operating expenses	22,837	6,617	52,496	24,839

Loss from operations	(15,640)	(5,787)	(32,723)	(21,914)

Other income (expense):
Gain on the acquisition of Kinnate	—	—	19,316	—
Change in fair value of embedded derivative related to RPA	—	—	8,100	—
Interest expense	(3,493)	—	(10,446)	—
Other income (expense), net	1,890	278	5,900	1,192
Net loss	$(17,243)	$(5,509)	$(9,853)	$(20,722)

Net loss attributable to common stockholders (Note 3):
Basic	$(18,611)	$(6,877)	$(13,957)	$(24,826)
Diluted	$(18,611)	$(6,877)	$(13,957)	$(24,826)

Net loss per share attributable to common stockholders:
Basic	$(1.59)	$(0.60)	$(1.20)	$(2.17)
Diluted	$(1.59)	$(0.60)	$(1.20)	$(2.17)

Weighted-average shares used in computing net loss per share attributable to common stockholders:
Basic	11,712	11,473	11,645	11,466
Diluted	11,712	11,473	11,645	11,466

The accompanying notes are an integral part of these condensed consolidated financial statements.

XOMA ROYALTY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited)

(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net loss	$(17,243)	$(5,509)	$(9,853)	$(20,722)
Net unrealized gain on available-for-sale debt securities	104	—	104	—
Comprehensive loss	$(17,139)	$(5,509)	$(9,749)	$(20,722)

The accompanying notes are an integral part of these condensed consolidated financial statements.

XOMA ROYALTY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands)

	Series A		Series B		Convertible				Additional	Accumulated		Total
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-In	Other Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balance, December 31, 2023	984	$49	2	$—	5	$—	11,495	$86	$1,311,809	$—	$(1,223,223)	$88,721
Exercise of stock options	—	—	—	—	—	—	135	1	621	—	—	622
Issuance of common stock related to 401(k) contribution	—	—	—	—	—	—	7	—	118	—	—	118
Stock-based compensation expense	—	—	—	—	—	—	—	—	2,856	—	—	2,856
Preferred stock dividends	—	—	—	—	—	—	—	—	(1,368)	—	—	(1,368)
Repurchase of common stock	—	—	—	—	—	—	(1)	—	—	—	(13)	(13)
Net loss	—	—	—	—	—	—	—	—	—	—	(8,595)	(8,595)
Balance, March 31, 2024	984	$49	2	$—	5	$—	11,636	$87	$1,314,036	$—	$(1,231,831)	$82,341
Exercise of stock options	—	—	—	—	—	—	15	—	250	—	—	250
Issuance of common stock related to ESPP	—	—	—	—	—	—	7	—	95	—	—	95
Stock-based compensation expense	—	—	—	—	—	—	—	—	2,690	—	—	2,690
Preferred stock dividends	—	—	—	—	—	—	—	—	(1,368)	—	—	(1,368)
Net income	—	—	—	—	—	—	—	—	—	—	15,985	15,985
Balance, June 30, 2024	984	$49	2	$—	5	$—	11,658	$87	$1,315,703	$—	$(1,215,846)	$99,993
Exercise of stock options	—	—	—	—	—	—	97	1	732	—	—	733
Stock-based compensation expense	—	—	—	—	—	—	—	—	2,590	—	—	2,590
Preferred stock dividends	—	—	—	—	—	—	—	—	(1,368)	—	—	(1,368)
Net unrealized gain on available-for-sale debt securities	—	—	—	—	—	—	—	—	—	104	—	104
Net loss	—	—	—	—	—	—	—	—	—	—	(17,243)	(17,243)
Balance, September 30, 2024	984	$49	2	$—	5	$—	11,755	$88	$1,317,657	$104	$(1,233,089)	$84,809

	Series A		Series B		Convertible				Additional	Accumulated		Total
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-In	Other Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balance, December 31, 2022	984	$49	2	$—	5	$—	11,454	$86	$1,306,271	$—	$(1,182,392)	$124,014
Issuance of common stock related to 401(k) contribution	—	—	—	—	—	—	7	—	123	—	—	123
Stock-based compensation expense	—	—	—	—	—	—	—	—	1,570	—	—	1,570
Preferred stock dividends	—	—	—	—	—	—	—	—	(1,368)	—	—	(1,368)
Net loss	—	—	—	—	—	—	—	—	—	—	(9,813)	(9,813)
Balance, March 31, 2023	984	$49	2	$—	5	$—	11,461	$86	$1,306,596	$—	$(1,192,205)	$114,526
Exercise of stock options	—	—	—	—	—	—	8	—	153	—	—	153
Issuance of common stock related to ESPP	—	—	—	—	—	—	3	—	50	—	—	50
Stock-based compensation expense	—	—	—	—	—	—	—	—	2,163	—	—	2,163
Preferred stock dividends	—	—	—	—	—	—	—	—	(1,368)	—	—	(1,368)
Net loss	—	—	—	—	—	—	—	—	—	—	(5,400)	(5,400)
Balance, June 30, 2023	984	$49	2	$—	5	$—	11,472	$86	$1,307,594	$—	$(1,197,605)	$110,124
Stock-based compensation expense	—	—	—	—	—	—	—	—	2,717	—	—	2,717
Preferred stock dividends	—	—	—	—	—	—	—	—	(1,368)	—	—	(1,368)
Net loss	—	—	—	—	—	—	—	—	—	—	(5,509)	(5,509)
Balance, September 30, 2023	984	$49	2	$—	5	$—	11,472	$86	$1,308,943	$—	$(1,203,114)	$105,964

The accompanying notes are an integral part of these condensed consolidated financial statements.

XOMA ROYALTY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(9,853)	$(20,722)
Adjustments to reconcile net loss to net cash used in operating activities:
Income from purchased receivables under effective interest rate method	(9,985)	—
Stock-based compensation expense	8,136	6,450
Royalty purchase agreement asset impairment	23,000	1,575
Gain on the acquisition of Kinnate	(19,316)	—
Change in fair value of contingent consideration under RPAs, AAAs, and CPPAs	—	(75)
Common stock contribution to 401(k)	118	123
Amortization of intangible assets	—	673
Depreciation	8	2
Accretion of long-term debt discount and debt issuance costs	996	—
Non-cash lease expense	45	115
Change in fair value of equity securities	(624)	121
Change in fair value of available-for-sale debt securities classified as cash equivalents	104	—
Changes in assets and liabilities:
Trade and other receivables, net	(41)	(42)
Prepaid expenses and other assets	(72)	(202)
Accounts payable and accrued liabilities	(1,348)	(554)
Operating lease liabilities	(185)	(120)
Unearned revenue recognized under units-of-revenue method	(1,828)	(1,575)
Net cash used in operating activities	(10,845)	(14,231)

Cash flows from investing activities:
Net cash acquired in Kinnate acquisition	18,926	—
Payments of consideration under RPAs, AAAs, and CPPAs	(37,000)	(14,650)
Receipts under RPAs, AAAs, and CPPAs	26,263	8,428
Purchase of property and equipment	(17)	—
Net cash provided by (used in) investing activities	8,172	(6,222)

Cash flows from financing activities:
Principal payments – debt	(6,902)	—
Debt issuance costs and loan fees paid in connection with long-term debt	(740)	—
Payment of preferred stock dividends	(4,104)	(4,104)
Repurchases of common stock	(13)	—
Proceeds from exercise of options and other share-based compensation	4,127	208
Taxes paid related to net share settlement of equity awards	(2,429)	(5)
Net cash used in financing activities	(10,061)	(3,901)

Net decrease in cash, cash equivalents, and restricted cash	(12,734)	(24,354)
Cash, cash equivalents, and restricted cash as of the beginning of the period	159,550	57,826
Cash, cash equivalents, and restricted cash as of the end of the period	$146,816	$33,472

Supplemental Cash Flow Information:
Cash paid for interest	$9,985	$—
Right-of-use assets obtained in exchange for operating lease liabilities	$—	$85

Non-cash investing and financing activities:
Estimated initial fair value of the Exarafenib milestone asset in Kinnate acquisition	$2,922	$—
Estimated initial fair value of the Exarafenib milestone contingent consideration in Kinnate acquisition	$2,922	$—
Right-of-use assets obtained in exchange for operating lease liabilities in Kinnate acquisition	$824	$—
Relative fair value basis reduction of right-of-use assets in Kinnate acquisition	$(824)	$—
Accrual of contingent consideration under the Affitech CPPA	$3,000	$3,000
Accrual of contingent consideration under the LadRx AAA	$1,000	$—
Estimated fair value of contingent consideration under the LadRx Agreements	$—	$1,000
Preferred stock dividend accrual	$1,368	$1,368

The accompanying notes are an integral part of these condensed consolidated financial statements.

XOMA ROYALTY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Description of Business

XOMA Royalty Corporation, a Delaware corporation, is a biotech royalty aggregator with a sizable portfolio of economic rights to future potential milestone and royalty payments associated with partnered commercial and pre-commercial therapeutic candidates. On July 10, 2024, the Company changed its name from XOMA Corporation to XOMA Royalty Corporation. The Company’s portfolio was built through the acquisition of rights to future milestone payments, royalties, and commercial payments, since its royalty aggregator business model was implemented in 2017, combined with out-licensing its proprietary products and platforms from its legacy discovery and development business. The Company’s drug royalty aggregator business is primarily focused on early to mid-stage clinical assets in Phase 1 and 2 with significant commercial sales potential that are licensed to large-cap partners. XOMA also acquires milestone and royalty revenue streams on late-stage or commercial assets that are designed to address unmet markets or have a therapeutic advantage, have long duration of market exclusivity, and are expected to generate royalty or milestone payments to the Company in a relatively short timeframe. The Company expects most of its future income and revenue to be based on milestone payments the Company may receive for milestones and royalties associated with these programs.

Liquidity and Financial Condition

The Company has incurred significant operating losses and negative cash flows from operations since its inception. As of September 30, 2024, the Company had cash, cash equivalents, and restricted cash of $146.8 million primarily related to financing cash inflows received in December 2023 pursuant to the Blue Owl Loan Agreement (see Note 8).

Based on the Company’s current cash balance and its planned spending, such as on royalties and other acquisitions, the Company has evaluated and concluded its financial condition is sufficient to fund its planned operations,  commitments, and contractual obligations for a period of at least one year following the date that these condensed consolidated financial statements are issued.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, income, revenue and expenses, and related disclosures. Management routinely evaluates its estimates including, but not limited to, those related to income from purchased receivables, revenue from contracts with customers, revenue recognized under the units-of-revenue method, royalty and commercial payment receivables, projected cash flows associated with income under the EIR method, the Exarafenib milestone asset and contingent consideration, legal contingencies, contingent consideration for purchased receivables, amortization of the Blue Owl Loan, accrued expenses, and stock-based compensation. The Company bases its estimates on historical experience and on various other market-specific and other relevant assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

Actual results may differ significantly from these estimates, including estimates such as the Company’s income from purchased receivables, amortization of the payments received from HCRP, and amortization of the Blue Owl Loan. Estimates related to income from purchased receivables is based on the best information available to the Company from its partners or other third parties and changes in expected cash flows for royalty and commercial receivables under the EIR method. Any changes to the estimated payments made by partners can result in a material adjustment to income reported. Under the contracts with HCRP, the amortization for the reporting period is calculated based on the payments expected to be made by the licensees to HCRP over the term of the arrangement. Any changes to the estimated payments by the licensees to HCRP can result in a material adjustment to revenue previously reported. The Company’s amortization of the Blue Owl Loan is calculated based on the commercial payments expected to be received from Roche for VABYSMO under the Affitech CPPA. Any changes to the estimated commercial payments from Roche can result in a material adjustment to the interest expense and term loan balance reported.

Cash, Cash Equivalents, and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated statements of cash flows (in thousands):

	September 30,	December 31,
	2024	2023
Unrestricted cash	$4,018	$124,938
Unrestricted cash equivalents	138,032	28,352
Total unrestricted cash and cash equivalents	$142,050	$153,290
Short-term restricted cash	80	160
Long-term restricted cash	4,686	6,100
Total restricted cash	$4,766	$6,260
Total unrestricted and restricted cash and cash equivalents	$146,816	$159,550

Cash and Cash Equivalents

Cash consists of bank deposits held in business checking and interest-bearing deposit accounts. Cash equivalent balances are defined as highly liquid financial instruments with an original maturity of three months or less that are both readily convertible to known amounts of cash and so near their maturity that they present insignificant risk of changes in value because of changes in interest rates. Cash equivalents held by the Company are in money market funds and U.S. treasury bills, and are classified as available-for-sale.

Allowances are recorded for available-for-sale debt securities with unrealized losses. The amount of credit losses that can be recognized for available-for-sale debt securities is limited to the amount by which carrying value exceeds fair value, and previously recognized credit losses are reversed if the fair value increases.

As of September 30, 2024, all investments in debt securities were held in U.S. treasury bills and classified as available-for-sale. There was no allowance for credit losses on investments in debt securities for the three and nine months ended September 30, 2024. There were no investments in debt securities as of December 31, 2023 and during the year ended December 31, 2023.

Cash equivalents classified as available-for-sale debt securities consisted of the following (in thousands):

	September 30, 2024
	Amortized	Unrealized	Unrealized	Estimated Fair
	Cost Basis	Gains	Losses	Value
U.S. treasury bills	$25,033	$104	$—	$25,137
Total debt securities	$25,033	$104	$—	$25,137

December 31, 2023
	Amortized	Unrealized	Unrealized	Estimated Fair
	Cost Basis	Gains	Losses	Value
U.S. treasury bills	$—	$—	$—	$—
Total debt securities	$—	$—	$—	$—

Restricted Cash

The restricted cash balance may only be used to pay interest expense, administrative fees, and other allowable expenses pursuant to the Blue Owl Loan.

Cash accounts with any type of restriction are classified as restricted cash. If restrictions are expected to be lifted or to be used to pay a third party in the next twelve months, the restricted cash account is classified as current.

On December 15, 2023, XRL deposited $6.3 million into reserve accounts in connection with the funding of the Blue Owl Loan (see Note 8), of which $5.8 million was deposited into a reserve account for interest and administrative fees and $0.5 million was deposited into an operating reserve account to cover operating expenses of XRL. In September 2024, upon receipt of a specified threshold of commercial payments from Roche’s VABYSMO, $1.25 million was released from restricted cash to unrestricted cash pursuant to the terms of the Blue Owl Loan Agreement.

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

Purchase of Rights to Future Milestones, Royalties, and Commercial Payments

The Company has purchased rights to receive a portion of certain future developmental, regulatory and commercial sales milestones, royalties, and option fees on sales of products currently in clinical development or recently commercialized. The Company acquired such rights from various entities and recorded the amount paid for these rights as royalty and commercial payment receivables (see Note 5). In addition, the Company may be obligated to make contingent payments related to certain product development milestones, fees upon exercise of options related to future license products and sales-based milestones. The contingent payments are evaluated to determine if they are freestanding instruments or embedded derivatives. If the contingent payments fall within the scope of ASC 815, the contingent payments are measured at fair value at the inception of the arrangement and are subject to remeasurement to fair value each reporting period. Any changes in the estimated fair value are recorded in the condensed consolidated statements of operations. Contingent consideration payments that do not fall within the scope of ASC 815 are recognized when the amounts are probable and estimable according to ASC 450.

Cost Recovery Method

When the purchase of rights to future milestones, royalties, and commercial payments involves future cash flows which cannot be reliably estimated, the Company accounts for such rights on a non-accrual basis using the cost recovery method. The Company’s assessment of whether cash flows can be reliably estimated depends on a number of factors. For example, the Company has generally determined that rights related to programs in preclinical or clinical stages of development or that have had a very short commercialization period during which payments have not yet been received, generally have uncertain cash flows and therefore are accounted for under the cost recovery method. The related receivable balance is classified as noncurrent or current based on whether payments are probable and reliably estimable to be received in the near term. Under the cost recovery method, any milestone or royalty payment received is recorded as a direct reduction of the recorded receivable balance.

When the recorded receivable balance in royalty and commercial payment receivables has been fully collected, any additional amounts collected are recognized as income from purchased receivables. Receivables from such income from purchased receivables are included in trade and other receivables, net on the condensed consolidated balance sheet and totaled $1.0 million and zero as of September 30, 2024 and December 31, 2023, respectively.

Effective Interest Rate Method

The Company accounts for rights to future milestones, royalties, and commercial payments related to commercial products which have an established reliable sales pattern under the EIR method. The EIR is calculated by forecasting the expected cash flows to be received over the life of the asset relative to the receivable’s carrying amount at the time when the Company determines that there are reliable cash flows. The carrying amount of a receivable is made up of the opening balance, which is increased by accrued income and decreased by cash receipts in the period to arrive at the ending balance. The EIR is recalculated at each reporting period as differences between expected cash flows and actual cash flows are realized and as there are changes to the expected future cash flows. Receivables related to income from purchased receivables under the EIR method, all which were short-term receivables, totaled $8.3 million and zero as of September 30, 2024 and December 31, 2023, respectively.

Income from Purchased Receivables

Income from purchased receivables includes both amounts recognized under the EIR method and under the cost recovery method. For amounts recognized under the EIR method, the accretable yield is recognized as income from purchased receivables at the effective rate of return over the expected life of the royalty and commercial payment receivable. The application of the prospective approach to measure income requires judgment in forecasting the expected future cash flows. The amounts and duration of forecasted expected future cash flows used to calculate and measure income are largely impacted by research analyst coverage, commercial performance of the product, and contract or patent duration.

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

Allowance for Current Expected Credit Losses

The Company evaluates the long-term royalty and commercial payment receivables on a collective (i.e., pool) basis if they share similar risk characteristics. The Company evaluates a royalty and commercial payment receivable individually if its risk characteristics are not similar to other royalty and commercial payment receivables. The Company regularly reviews public information on clinical trials, press releases, and updates from its partners to identify any impairment indicators or changes in expected recoverability of the long-term royalty and commercial payment receivable asset. At each reporting date, if the Company determines expected future cash flows discounted to the current period are less than the carrying value of the asset, the Company will record an impairment charge. The impairment charge will be recognized as an allowance expense that increases the long-term royalty and commercial payment receivable asset’s cumulative allowance, which reduces the net carrying value of the long-term royalty and commercial payment receivable asset. In a subsequent period, if there is an increase in expected future cash flows, or if the actual cash flows are greater than previously expected, the Company will reduce the previously established cumulative allowance. Amounts not expected to be collected are written off against the allowance at the time that such a determination is made.

Revenue from Contracts with Customers

The Company recognizes revenue from all contracts with customers according to ASC 606, except for contracts that are within the scope of other standards, such as leases and financial instruments. The Company recognizes revenue when its customer obtains control of promised goods or services in an amount that reflects the consideration which the Company expects to receive in exchange for those goods or services.

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

License of Intellectual Property

If the license to the Company’s intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, the Company recognizes revenue from non-refundable, upfront fees allocated to the license when the license is transferred to the customer and the customer is able to use and benefit from the license. For licenses that are bundled with other promises, such as transfer of related materials, process, and know-how, the Company utilizes judgement to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time. Under the Company’s license agreements, the nature of the combined performance obligation is the granting of licenses to the customers as the other promises are not separately identifiable in the context of the arrangement. Since the Company grants the license to a customer as it exists at the point of transfer and is not involved in any future development or commercialization of the products related to the license, the nature of the license is a right to use the Company’s intellectual property as transferred. As such, the Company recognizes revenue related to the combined performance obligation upon completion of the delivery of the related materials, process, and know-how (i.e., at a point in time).

Deferred revenue is recorded when upfront payments and fees are received prior to the satisfaction of performance obligations. Trade and other receivables, net is recorded when the Company has an unconditional right to consideration.

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

Royalties

For arrangements that include sales-based royalties, including milestone payments based on the level of sales, where the license is deemed to be the predominant item to which the royalties relate, the Company recognizes revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied).

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

Stock-Based Compensation

The Company recognizes compensation expense for all stock-based payment awards made to the Company’s employees, consultants, and directors that are expected to vest based on estimated fair values. The valuation of stock option awards is determined at the date of grant using the Black-Scholes Model. The Black-Scholes Model requires inputs such as the expected term of the option, expected volatility, and risk-free interest rate. To establish an estimate of the expected term, the Company considers the vesting period and contractual period of the award and its historical experience of stock option exercises, post-vesting cancellations, and volatility. The estimate of expected volatility is based on the Company’s historical volatility. The risk-free rate is based on the yield available on U.S. Treasury zero-coupon issues corresponding to the expected term of the award. The Company records forfeitures when they occur.

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

Equity Securities

The Company entered into a license agreement with Rezolute in December 2017, in which it received shares of common stock from Rezolute (see Note 4). Equity investments in Rezolute are classified in the condensed consolidated balance sheets as equity securities. The equity securities are measured at fair value, with changes in fair value recorded in the other income (expense), net line item of the condensed consolidated statement of operations at each reporting period. The Company remeasures its equity investments at each reporting period until such time that the investment is sold or disposed of. If the Company sells an investment, any realized gains and losses on the sale of the securities will be recognized in the condensed consolidated statement of operations in the period of sale.

Asset Acquisitions

As a first step, for each acquisition, the Company determines if it is an acquisition of a business or an asset acquisition under ASC 805. The guidance requires an initial screen test to determine if substantially all of the fair value of the gross assets acquired is concentrated in a single asset or group of similar assets. If the screen test is not met, the Company then further evaluates whether the assets or group of assets includes, at a minimum, an input and a substantive process that together significantly contribute to the ability to create outputs. Acquisitions of assets or a group of assets that do not meet the definition of a business are accounted for as asset acquisitions under ASC 805-50, using the cost accumulation method, whereby the cost of the acquisition, including certain transaction costs, is allocated to the assets acquired on the basis of relative fair values. If the fair value of net assets acquired, after allocating the excess of the fair value of net assets acquired to certain qualifying assets, exceeds the total cost of the acquisition, a bargain purchase gain is recognized in other income in the condensed consolidated statements of operations.

Contingent payments in asset acquisitions are evaluated whether they are freestanding instruments or embedded derivatives. If the contingent payments fall within the scope of ASC 815, the contingent payments are measured at fair value at the acquisition date, and are subject to remeasurement to fair value each reporting period. The estimated fair value at the acquisition date is included in the cost of the acquired assets. Any subsequent changes in the estimated fair value are recorded in the condensed consolidated statements of operations. Contingent consideration payments that are related to IPR&D assets are expensed as incurred. Contingent consideration payments that do not fall within the scope of ASC 815 are recognized when the amount is probable and estimable according to ASC 450.

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

Rent expense for the operating lease is recognized on a straight-line basis, over the reasonably assured lease term based on total lease payments and is included in G&A expense in the condensed consolidated statements of operations.

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

Long-Term Debt

Long-term debt represents the Company’s term loan under the Blue Owl Loan Agreement, which the Company has accounted for as a debt financing arrangement. Interest expense is accrued using the EIR method over the estimated period the loan will be repaid. The allocated debt discount and debt issuance costs have been recorded as a direct deduction from the carrying amount of the related debt in the consolidated balance sheets and are being amortized and recorded as interest expense throughout the expected life of the Blue Owl Loan using the EIR method. The Company considered whether there were any embedded features in the Blue Owl Loan Agreement that require bifurcation and separate accounting as derivative financial instruments pursuant to ASC 815. See Note 8.

Warrants

The Company has issued warrants to purchase shares of its common stock in connection with its financing activities. The Company classifies these warrants as equity and recorded the warrants at fair value as of the date of issuance on the Company’s consolidated balance sheet with no subsequent remeasurement. The issuance date fair value of the outstanding warrants was estimated using the Black-Scholes Model. The Black-Scholes Model required inputs such as the expected term of the warrants, expected volatility, and risk-free interest rate. These inputs were subjective and required significant analysis and judgment. For the estimate of the expected term, the Company used the full remaining contractual term of the warrant. The estimate of expected volatility assumption is based on the historical price volatility observed on the Company’s common stock. The risk-free rate is based on the yield available on U.S. Treasury zero-coupon issues corresponding to the expected term of the warrants.

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

The recognition, derecognition and measurement of a tax position is based on management’s best judgment given the facts, circumstances, and information available at each reporting date. The Company’s policy is to recognize interest and penalties related to the underpayment of income taxes as a component of income tax expense. To date, there have been no interest or penalties charged in relation to the unrecognized tax benefits.

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

Concentration of Risk

Cash, cash equivalents, restricted cash, and receivables are financial instruments which potentially subject the Company to concentrations of credit risk, as well as liquidity risk.

The Company maintains cash balances at commercial banks. Balances commonly exceed the amount insured by the FDIC. The Company has not experienced any losses in such accounts.

The Company monitors the creditworthiness of its customers to which it grants credit terms in the normal course of business but does not generally require collateral on receivables.

For the three months ended September 30, 2024, three partners represented 75%, 14% and 10% of total income and revenues, respectively. For the nine months ended September 30, 2024, three partners represented 50%, 25% and 10% of total income and revenues, respectively. For the three months ended September 30, 2023, two partners represented 73% and 24% of total income and revenues, respectively. For the nine months ended September 30, 2023, two partners represented 54% and 44% of total income and revenues, respectively. One partner represented 96% of the trade and other receivables, net as of September 30, 2024. One partner represented 100% of the trade and other receivables, net as of December 31, 2023.

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

3. Condensed Consolidated Financial Statements Details

Equity Securities

As of September 30, 2024 and December 31, 2023, equity securities consisted of an investment in Rezolute’s common stock of $0.8 million and $0.2 million, respectively (see Note 4). For the three and nine months ended September 30, 2024, the Company recognized a gain of $0.1 million and $0.6 million, respectively, due to the change in fair value of its investment in Rezolute’s common stock, which is included in the other income (expense), net line item of the condensed consolidated statements of operations. For both the three and nine months ended September 30, 2023, the Company recognized a loss of $0.1 million due to the change in fair value of its investment in Rezolute.

Accrued and Other Liabilities

Accrued and other liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2024	2023
Accrued incentive compensation	$1,171	$1,203
Other accrued liabilities	445	625
Accrued legal and accounting fees	637	791
Accrued payroll and benefits	198	149
Total	$2,451	$2,768

Net Loss Per Share Attributable to Common Stockholders

The following table includes the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator
Net loss	$(17,243)	$(5,509)	$(9,853)	$(20,722)
Less: Series A accumulated dividends	(530)	(530)	(1,591)	(1,591)
Less: Series B accumulated dividends	(838)	(838)	(2,513)	(2,513)
Net loss attributable to common stockholders, basic	$(18,611)	$(6,877)	$(13,957)	$(24,826)
Net loss attributable to common stockholders, diluted	$(18,611)	$(6,877)	$(13,957)	$(24,826)

Denominator
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic	11,712	11,473	11,645	11,466
Weighted-average shares used in computing net loss per share attributable to common stockholders, diluted	11,712	11,473	11,645	11,466
Net loss per share attributable to common stockholders, basic	$(1.59)	$(0.60)	$(1.20)	$(2.17)
Net loss per share attributable to common stockholders, diluted	$(1.59)	$(0.60)	$(1.20)	$(2.17)

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

The following table shows the weighted-average shares from outstanding securities considered anti-dilutive and therefore excluded from the computation of diluted net loss per share attributable to common stockholders (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Convertible preferred stock	5,003	5,003	5,003	5,003
Common stock options	1,473	1,804	1,775	1,781
Warrants for common stock	131	6	131	6
Total	6,607	6,813	6,909	6,790

For PSUs with market conditions, if the market conditions have not been satisfied by the end of the reporting period, the number of shares that would be issuable based on the market price at the end of the reporting period, as if the end of the reporting period were the end of the contingency period, will be included in the calculation of diluted earnings per share if the effect is dilutive. No shares would be issuable based on the market price of $26.48 per share as of September 30, 2024.

4. Acquisitions, Licensing, and Other Arrangements

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

As of April 3, 2024, the Company concluded that the potential milestone from the Exarafenib Sale payable from Pierre Fabre to the Company of $30.5 million (the Exarafenib milestone asset) did not meet the definition of a derivative under ASC 815. The Exarafenib milestone asset met the definition of a financial asset and the Company elected to apply the fair value option in accordance with ASC 825 and recorded an initial estimated fair value of $2.9 million for the Exarafenib milestone asset (Note 6). Subsequent changes in the estimated fair value of the Exarafenib milestone asset, if any, are expected to be recorded in the condensed consolidated statements of operations.

As of April 3, 2024, the Company concluded that the potential milestone from the Exarafenib Sale of $30.5 million payable by the Company to the Kinnate CVR holders (the Exarafenib milestone contingent consideration) met the definition of a derivative under ASC 815 and the Company recorded an initial estimated fair value of $2.9 million for the Exarafenib milestone contingent consideration (Note 6). Subsequent changes in the estimated fair value of the Exarafenib milestone contingent consideration, if any, are expected to be recorded in the condensed consolidated statements of operations.

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

In August 2021, Kinnate entered into an agreement to lease office space located in San Francisco, California. The lease commenced in January 2022 and expires on June 30, 2026. In February 2024, Kinnate entered into a lease assignment agreement with an assignee to assign the remainder of the lease commitment for the leased office space. Kinnate remained liable for lease payments should the assignee default, however Kinnate was not liable for the property taxes, insurance, and common area maintenance. As part of the Kinnate Merger Agreement, the Company acquired both the lease agreement and the related lease assignment agreement.

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

As of April 3, 2024, the Company concluded that the lease assignment agreement should be accounted for as a sublease in accordance with ASC 842. As the assignee makes lease payments, the Company expects to record sublease income in the other income (expense), net line item in its condensed consolidated statement of operations.

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

The Kinnate acquisition was accounted for as an asset acquisition under ASC 805 as the assets did not satisfy the definition of a “business” under ASC 805. As such, the Company recognized the acquired assets and liabilities based on the total purchase consideration, on a relative fair value basis, after allocating the excess of the fair value of net assets acquired to certain qualifying assets (principally, the acquired IPR&D asset, intangible assets, and the right-of-use asset). On a relative fair value basis, the fair value of the IPR&D asset, intangible assets, and the right-of-use asset were reduced to zero. As the fair value of net assets exceeded the total purchase consideration, a bargain purchase gain was recognized on the acquisition of Kinnate in the condensed consolidated statements of operations for the nine months ended September 30, 2024.

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

Subsequent to the acquisition, the Company incurred $3.6 million in severance charges related to the acquisition which was included in G&A expense in the condensed consolidated statement of operations for the nine months ended September 30, 2024. As of September 30, 2024, the Company had fully paid the $3.6 million related to these severance charges.

Unaudited pro forma net loss was $9.9 million and $25.1 million for the nine months ended September 30, 2024 and year ended December 31, 2023, respectively. There was no adjustment to the unaudited pro forma total income and revenues for the nine months ended September 30, 2024 and year ended December 31, 2023 as Kinnate had no historical sales through December 31, 2023. The unaudited pro forma financial information has been prepared from historical financial statements that have been adjusted to give effect to the acquisition of Kinnate as though it had occurred on January 1, 2023. They include adjustments for severance expense and gain on the acquisition of Kinnate. The unaudited pro forma financial information is not intended to reflect the actual results of operations that would have occurred if the acquisition had occurred on January 1, 2023, nor is it indicative of future operating results.

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

As of September 30, 2024 and December 31, 2023, there were no contract assets or contract liabilities related to this arrangement and none of the costs to obtain or fulfill the contract were capitalized. The Company did not recognize any revenue related to this arrangement during the three and nine months ended September 30, 2024 and 2023.

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

Under the terms of the license agreement, Rezolute is responsible for all development, regulatory, manufacturing, and commercialization activities associated with RZ358 and is required to make certain development, regulatory, and commercial milestone payments to the Company of up to an aggregate of $232.0 million based on the achievement of pre-specified criteria. Under the license agreement, the Company is also eligible to receive royalties ranging from the high single-digits to the mid-teens based upon annual net sales of any commercial product incorporating RZ358.

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

Pursuant to the license agreement, XOMA is eligible to receive a low single-digit royalty on sales of Rezolute’s other non-RZ358 products from its current programs, including RZ402 which has completed a Phase 2 clinical study. Rezolute’s obligation to pay royalties with respect to a particular Rezolute product and country will continue for the longer of 12 years from the date of the first commercial sale of the product in each country or for so long as Rezolute or its licensee is selling such product in any country, provided that any such licensee royalty will terminate upon the termination of the licensee’s obligation to make payments to Rezolute based on sales of such product in each country.

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

The license agreement was subsequently amended in 2018, 2019, and 2020. Pursuant to the terms of the license agreement as amended, the Company received a total of $6.0 million upon Rezolute’s equity financing activities and $8.5 million in installment payments through October 2020. The Company also received 161,861 shares of Rezolute’s common stock (as adjusted for the 1:50 reverse stock split in October 2020).

In January 2022, Rezolute dosed the last patient in its Phase 2b clinical trial for RZ358, which triggered a $2.0 million milestone payment due to the Company pursuant to the Rezolute License Agreement, as amended.

In April 2024, Rezolute dosed the first patient in its Phase 3 trial of RZ358 and the Company earned a $5.0 million milestone pursuant to the Rezolute License Agreement, as amended.

As of September 30, 2024 and December 31, 2023, there were no contract assets or contract liabilities related to this arrangement. None of the costs to obtain or fulfill the contract were capitalized. The Company recognized zero and $5.0 million in revenue from contracts with customers related to this arrangement during the three and nine months ended September 30, 2024. The Company did not recognize any revenue related to this arrangement during the three and nine months ended September 30, 2023.

Janssen

In August 2019, the Company entered into an agreement with Janssen pursuant to which the Company granted a non-exclusive license to Janssen to develop and commercialize certain product candidates, including XOMA’s patents and know-how. Under the agreement, Janssen made a one-time payment of $2.5 million to XOMA. Additionally, for each product candidate, the Company is entitled to receive milestone payments of up to $3.0 million upon Janssen’s achievement of certain clinical development and regulatory approval milestones. Additional milestone payments may be due for product candidates which are the subject of multiple clinical trials. Upon commercialization, the Company is eligible to receive a 0.75% royalty on net sales of each product. Janssen’s obligation to pay royalties with respect to a particular product and country will continue until the eighth-year-and-sixth-month anniversary of the first commercial sale of the product in such country. The agreement will remain in effect unless terminated by mutual written agreement.

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

As of September 30, 2024 and December 31, 2023, there were no contract assets or contract liabilities related to this arrangement. None of the costs to obtain or fulfill the contract were capitalized. The Company did not recognize any revenue related to this arrangement during the three and nine months ended September 30, 2024. The Company recognized $0.2 million and $1.3 million in revenue from contracts with customers related to this arrangement during the three and nine months ended September 30, 2023.

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

The Company concluded that there were multiple promised goods and services under the Anti-TGFβ Antibody License Agreement, including the transfer of license, regulatory services, and transfer of materials, process, and know-how, which were determined to represent one combined performance obligation. The Company recognized the entire upfront payment of $37.0 million as revenue in the consolidated statement of comprehensive loss in 2015 as it had completed its performance obligations as of December 31, 2015.

The Company was eligible to receive up to a total of $480.0 million in development, regulatory, and commercial milestones under the Anti-TGFβ Antibody License Agreement. During the year ended December 31, 2017, Novartis achieved a clinical development milestone pursuant to the Anti-TGFβ Antibody License Agreement, and as a result, the Company earned a $10.0 million milestone payment.

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

As of September 30, 2024 and December 31, 2023, there were no contract assets or contract liabilities related to this arrangement. None of the costs to obtain or fulfill the contract were capitalized. The Company did not recognize any revenue related to this arrangement during the three and nine months ended September 30, 2024 and 2023.

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

Based on the achievement of pre-specified criteria, the Company is eligible to receive up to $438.0 million in development, regulatory, and commercial milestones under the Gevokizumab License Agreement. The Company is also eligible to receive royalties on sales of licensed products, which are tiered based on sales levels and range from the high single-digits to mid-teens. Under the IL-1 Target License Agreement, the Company received an upfront cash payment of $10.0 million and is eligible to receive low single-digit royalties on canakinumab sales in cardiovascular indications covered by the Company’s patents. Should Novartis exercise the Exclusivity Option, the royalties on canakinumab sales will increase to the mid-single-digits.

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

The Gevokizumab License Agreement and IL-1 Target License Agreement were accounted for as one arrangement because they were entered into at the same time in contemplation of each other. The Company concluded that there are multiple promised goods and services under the combined arrangement, including the transfer of license to IL-1 beta targeting antibodies, and the transfer of license, know-how, process, materials, and inventory related to the VPM087 antibody, which were determined to represent two distinct performance obligations. The Company determined that the Exclusivity Option is not an option with material right because the upfront payments to the Company were not negotiated to provide an incremental discount for the future additional royalties upon exercise of the Exclusivity Option. Therefore, the Company concluded that the Exclusivity Option is not a performance obligation. The additional royalties will be recognized as revenue when, and if, Novartis exercises its option because the Company has no further performance obligations at that point.

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

As of September 30, 2024 and December 31, 2023, there were no contract assets or contract liabilities related to this arrangement. None of the costs to obtain or fulfill the contract were capitalized. The Company did not recognize any revenue related to this arrangement during the three and nine months ended September 30, 2024 and 2023.

Sale of Future Revenue Streams

On December 21, 2016, the Company entered into two royalty interest sale agreements (together, the “Royalty Sale Agreements”) with HCRP. Under the first Royalty Sale Agreement, the Company sold its right to receive milestone payments and royalties on future sales of products subject to a License Agreement, dated August 18, 2005, between XOMA and Wyeth Pharmaceuticals (subsequently acquired by Pfizer) for an upfront cash payment of $6.5 million, plus potential additional payments totaling $4.0 million in the event three specified net sales milestones were met in 2017, 2018, and 2019. Based on actual sales, 2017, 2018, and 2019 sales milestones were not achieved. Under the second Royalty Sale Agreement entered into in December 2016, the Company sold its right to receive certain royalties under an Amended and Restated License Agreement dated October 27, 2006 between XOMA and Dyax Corp. for a cash payment of $11.5 million.

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

The Company recognized $0.7 million and $1.8 million in revenue under the units-of-revenue method under these arrangements during the three and nine months ended September 30, 2024, respectively. The Company recognized $0.6 million and $1.6 million in revenue under the units-of-revenue method under these arrangements during the three and nine months ended September 30, 2023, respectively. As of September 30, 2024, the current and non-current portions of the remaining unearned revenue recognized under the units-of-revenue method was $1.9 million and $5.6 million, respectively. As of December 31, 2023, the Company classified $2.1 million and $7.2 million as current and non-current unearned revenue recognized under the units-of-revenue method, respectively.

5. Royalty and Commercial Payment Purchase Agreements

Short-term royalty and commercial payment receivables were $12.7 million and $14.2 million as of September 30, 2024 and December 31, 2023, respectively. Long-term royalty and commercial payment receivables were $54.2 million and $58.0 million as of September 30, 2024 and December 31, 2023, respectively.

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

Upon closing of the transaction, the Company paid Daré an upfront payment of $22.0 million, which was recorded as long-term royalty and commercial payment receivables in its condensed consolidated balance sheet. The Company concluded that the milestone payments to Daré did not meet the definition of a derivative under ASC 815 and expects to recognize the milestone payments as liabilities when probable and estimable.

Given the limited available information, the Company was unable to reliably estimate future net sales and the commercial payments to be received over the twelve-month period following the quarter ended September 30, 2024 and, as such, no amounts were reflected as short-term royalty and commercial payment receivables as of September 30, 2024.

During the nine months ended September 30, 2024, the Company received de minimis commercial payments pursuant to the Daré RPAs. In accordance with the cost recovery method, the cash received was recorded as a direct reduction of the long-term royalty and commercial payment receivables balance.

Under the cost recovery method, the Company does not expect to recognize any income related to milestones and commercial payments received until the purchase price has been fully collected. The Company performed its impairment assessment and no allowance for credit losses was recorded as of September 30, 2024.

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

During the nine months ended September 30, 2024, the Company received commercial payments pursuant to the Talphera CPPA of $80,000. In accordance with the cost recovery method, the cash received was recorded as a direct reduction of the long-term royalty and commercial payment receivables balance.

Given the limited available information, the Company was unable to reliably estimate future net sales and the commercial payments to be received over the twelve-month period following the quarter ended September 30, 2024 and, as such, no amounts were reflected as short-term royalty and commercial payment receivables as of September 30, 2024.

Under the cost recovery method, the Company does not expect to recognize any income related to milestones and commercial payments received until the purchase price has been fully collected. The Company performed its impairment assessment and no allowance for credit losses was recorded as of September 30, 2024.

LadRx Agreements

On June 21, 2023, the Company entered into the LadRx AAA pursuant to which the Company acquired from LadRx all of its rights, title, and interest related to arimoclomol under the Zevra APA between Zevra and LadRx. The Company also entered into the LadRx RPA, pursuant to which the Company acquired the right to receive all of the future royalties, regulatory, and commercial milestone payments as well as other related payments due to LadRx from ImmunityBio related to aldoxorubicin under the ImmunityBio License Agreement between ImmunityBio and LadRx.

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

On September 20, 2024, Zevra announced that the FDA granted approval to Zevra’s NDA for MIPLYFFA. The achievement of the commercial milestone payment under the LadRx AAA was considered probable as of September 30, 2024, and the Company recognized a $1.0 million contingent liability.

As of September 30, 2024, the Company recorded $2.2 million as short-term royalty and commercial payment receivables related to the net proceeds receivable for the milestone payment associated with the FDA approval of MIPLYFFA. Given the limited available information, the Company was unable to reliably estimate its royalty payment stream from future net sales, and therefore no amounts were reflected as short-term royalty and commercial payment receivables as of September 30, 2024.

Under the cost recovery method, the Company does not expect to recognize any income related to royalties, milestone payments and other payments until the purchase price has been fully collected. The Company performed its impairment assessment and no allowance for credit losses was recorded as of September 30, 2024 and December 31, 2023.

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

During the year ended December 31, 2023, the Company received total commercial payments pursuant to the Aptevo CPPA of $1.7 million.

During the nine months ended September 30, 2024, the Company received commercial payments pursuant to the Aptevo CPPA of $0.8 million. In accordance with the cost recovery method, the cash received was recorded as a direct reduction of the long-term royalty and commercial payment receivables balance.

Though the Company is unable to reliably estimate its commercial payment stream from sales of future net sales and the commercial payments to be received under the agreement, it estimates the short-term portion of the receivables balance based on the past 12 months’ receipts. As such, as of September 30, 2024 and December 31, 2023, the Company recorded $2.2 million and $2.0 million, respectively, as short-term royalty and commercial payment receivables.

Under the cost recovery method, the Company does not expect to recognize any income related to milestones and commercial payments received until the purchase price has been fully collected. The Company performed its impairment assessment and no allowance for credit losses was recorded as of September 30, 2024 and December 31, 2023.

Palobiofarma Royalty Purchase Agreement

On September 26, 2019, the Company entered into the Palo RPA, pursuant to which the Company acquired the rights to potential royalty payments in low single-digit percentages of aggregate net sales associated with six product candidates in various clinical development stages, targeting the adenosine pathway with potential applications in solid tumors, non-Hodgkin’s lymphoma, asthma/chronic obstructive pulmonary disease, ulcerative colitis, idiopathic pulmonary fibrosis, lung cancer, psoriasis, and nonalcoholic steatohepatitis and other indications that are being developed by Palo.

Under the terms of the Palo RPA, the Company paid Palo an upfront payment of $10.0 million payment at the close of the transaction, which occurred simultaneously upon parties’ entry into the Palo RPA on September 26, 2019. At the inception of the agreement, the Company recorded $10.0 million as long-term royalty receivables in its consolidated balance sheet.

As of September 30, 2024, no payments were probable to be received under the Palo RPA in the near term. Under the cost recovery method, the Company does not expect to recognize any income related to royalties received until the purchase price has been fully collected. The Company performed its impairment assessment and no allowance for credit losses was recorded as of September 30, 2024 and December 31, 2023.

Viracta Royalty Purchase Agreement

On March 22, 2021, the Company entered into the Viracta RPA, as amended March 4, 2024, pursuant to which the Company acquired the right to receive future royalties, milestone payments, and other payments related to two clinical-stage drug candidates for an upfront payment of $13.5 million. The first candidate, DAY101 (a pan-RAF kinase inhibitor), is being developed by Day One, and the second candidate, vosaroxin (a topoisomerase II inhibitor), is being developed by Denovo Biopharma LLC. The Company acquired the right to receive (i) up to $54.0 million in potential milestone payments, potential royalties on sales, if approved, and a portion of potential other payments related to DAY101, excluding up to $5.0 million retained by Viracta, and (ii) up to $57.0 million in potential regulatory and commercial milestones, and high single-digit royalties on sales related to vosaroxin, if approved.

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

On April 23, 2024, Day One announced that the FDA granted approval to Day One’s NDA for OJEMDA. Pursuant to the Viracta RPA, the Company earned a $9.0 million milestone payment upon FDA approval and is also eligible to receive mid-single-digit royalties on sales of OJEMDA. In accordance with the cost recovery method, $8.5 million of the milestone payment was recorded as a direct reduction of the remaining recorded long-term royalty receivables balance and the excess balance of $0.5 million was recorded as income from purchased receivables in the condensed consolidated statement of operations for the nine months ended September 30, 2024.

On May 30, 2024, Day One announced that it sold its priority review voucher to an undisclosed buyer for $108.0 million. Pursuant to the Viracta RPA, the Company received a payment of $8.1 million related to the sale. The rights to proceeds upon the sale of the priority review voucher was determined to be an embedded derivative which had no value prior to FDA approval of OJEMDA. The Company recorded a change in the fair value of the embedded derivative of $8.1 million in other income in the condensed consolidated statement of operations for the nine months ended September 30, 2024.

As of June 30, 2024, the Company had fully collected the purchase price recorded in long-term royalty and commercial payment receivables related to the Viracta RPA in its consolidated balance sheet and, as such, subsequent royalties received are recorded as income from purchased receivables.

The Company performed its impairment assessment and no allowance for credit losses was recorded as of December 31, 2023. As there was no remaining balance in long-term royalty and commercial payment receivables related to the Viracta RPA in its consolidated balance sheet as of September 30, 2024, the Company did not need to perform its periodic impairment assessment for the three months ended September 30, 2024.

As of September 30, 2024, there was $1.0 million in trade and other receivables, net related to this arrangement. As of December 31, 2023, there was no trade and other receivables, net related to this arrangement. The Company recognized $1.0 million and $1.9 million in income from purchased receivables related to this arrangement during the three and nine months ended September 30, 2024. The Company did not recognize any income related to this arrangement during the three and nine months ended September 30, 2023.

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

As of September 30, 2024, no payments were probable to be received under the Kuros RPA in the near term. Under the cost recovery method, the Company does not expect to recognize any income related to royalties, milestone payments, and other payments until the purchase price has been fully collected. The Company performed its impairment assessment and no allowance for credit losses was recorded as of September 30, 2024 and December 31, 2023.

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

Pursuant to the Affitech CPPA, the Company paid Affitech a $5.0 million milestone payment tied to the U.S. marketing approvals and a $3.0 million milestone payment tied to the EC approvals. The achievement of the first and second sales-based milestone payments under the Affitech CPPA was considered probable as of December 31, 2023, and as such the Company recognized a $6.0 million contingent liability in contingent consideration under RPAs, AAAs, and CPPAs in its consolidated balance sheet. The sales milestones were achieved in 2023 and in the first quarter of 2024, the Company paid Affitech $6.0 million and the related contingent liability balance was reduced to zero.

Based on reported first quarter of 2024 sales of VABYSMO, the achievement of the third sales-based milestone payment under the Affitech CPPA was considered probable as of March 31, 2024, and the Company recognized a $3.0 million contingent liability which remained on the condensed consolidated balance sheet as of September 30, 2024.

Historically, the Company had been unable to reliably estimate its commercial payment stream from future net sales and the related commercial payments to be received under the Affitech CPPA. However, Roche’s periodically reported VABYSMO sales data, available third-party sales projections, and the Company’s history of receipts of commercial payments related to VABYSMO have provided the Company with a greater ability to estimate future net sales and the commercial payments to be received under the Affitech CPPA. Therefore, as of April 1, 2024, the Company began accounting for the receivable which had a carrying amount of $7.8 million using the EIR method on a prospective basis. As a result, the Company recognized $5.4 million and $10.0 million in income from purchased receivables during the three and nine months ended September 30, 2024.

During the nine months ended September 30, 2024, the Company received commercial payments pursuant to the Affitech CPPA of $16.9 million.

The Company performed its impairment assessment and no allowance for credit losses was recorded as of September 30, 2024 and December 31, 2023.

Agenus Royalty Purchase Agreement

On September 20, 2018, the Company entered into the Agenus RPA, pursuant to which the Company acquired the right to receive 33% of the future royalties on six Incyte Europe S.a.r.l. (“Incyte”) immuno-oncology assets, currently in development, due to Agenus from Incyte (net of certain royalties payable by Agenus to a third party) and 10% of all future developmental, regulatory, and commercial milestone payments related to these assets. However, the Company did not have a right to the expected near-term milestone associated with the entry of INCAGN2390 (anti-TIM-3) into its Phase 1 clinical trial. The future royalties due to Agenus from Incyte are based on low single to mid-teen digit percentages of applicable net sales.

In addition, the Company acquired the right to receive 33% of the future royalties on MK-4830, an immuno-oncology product, due to Agenus from Merck and 10% of all future developmental, regulatory, and commercial milestones related to this asset. The future royalties due to Agenus from Merck are based on a low single-digit percentage of applicable net sales. Pursuant to the Agenus RPA, the Company’s share in future potential development, regulatory, and commercial milestones is up to $59.5 million. There is no limit on the amount of future royalties on sales that the Company may receive under the agreements.

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

Based on updates received in July 2024, the Company evaluated the status of the program for potential impairment in the third quarter of 2024 and determined no payments were probable to be received under the Agenus RPA as of September 30, 2024. Accordingly, the Company recorded an impairment of $14.0 million under royalty purchase agreement asset impairment in its condensed consolidated statement of operations and an allowance for credit losses of $14.0 million, which consisted of a $14.0 million reduction in the net carrying value of long-term royalty receivables related to the Agenus RPA. As the impaired amount was not expected to be collected, the long-term royalty receivables were written off. There was no allowance for credit losses recorded as of December 31, 2023.

Aronora Royalty Purchase Agreement

On April 7, 2019, the Company entered into the Aronora RPA which closed on June 26, 2019. Under the Aronora RPA, the Company acquired the right to receive future royalties and a portion of upfront, milestone, and option payments (the “Non-Royalties”) related to five anti-thrombotic hematology product candidates. Three candidates were subject to Aronora’s collaboration with Bayer (the “Bayer Products”), including one which was subject to an exclusive license option by Bayer. In July 2020, Bayer elected to not exercise its option on the third Bayer Product and that product is now subject to the same economic terms as the non-Bayer Products. The Company was eligible to receive 100% of future royalties and 10% of future Non-Royalties economics from these Bayer Products. The other two candidates are unpartnered (the “non-Bayer Products”) for which the Company will receive a low single-digit percentage of net sales and 10% of Non-Royalties. The future payment percentage for Non-Royalties will be reduced from 10% to 5% upon the Company’s receipt of two times the total cumulative amount of consideration paid by the Company to Aronora. On April 8, 2024, Bayer terminated its license agreement with Aronora.

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

As of September 30, 2024, no payments were probable to be received under the Aronora RPA. Based on communications in April 2024, the Company evaluated the status of the partnered programs for potential impairment in the second quarter of 2024 and recorded an impairment of $9.0 million under royalty purchase agreement asset impairment in its condensed consolidated statement of operations and an allowance for credit losses of $9.0 million, which consisted of a $9.0 million reduction in the net carrying value of long-term royalty receivables related to the Aronora RPA. As the impaired amount was not expected to be collected, the long-term royalty receivables were written off. There was no allowance for credit losses recorded as of December 31, 2023.

The following table summarizes the royalty and commercial payment receivable activities under the cost recovery method during the nine months ended September 30, 2024 (in thousands):

	Balance as of January 1, 2024	Acquisition of Royalty and Commercial Payment Receivables	Receipt of Royalty and Commercial Payments	Recognition of Contingent Consideration	Impairment of Royalty and Commercial Payment Receivables	Reclassification of Royalty and Commercial Payment Receivables from Cost Recovery to EIR Method	Balance as of September 30, 2024
Daré	$—	$22,000	$—	$—	$—	$—	$22,000
Talphera	—	8,000	(80)	—	—	—	7,920
LadRx	6,000	—	—	1,000	—	—	7,000
Aptevo	7,976	—	(794)	—	—	—	7,182
Agenus	14,000	—	—	—	(14,000)	—	—
Aronora	9,000	—	—	—	(9,000)	—	—
Palobiofarma	10,000	—	—	—	—	—	10,000
Viracta	8,500	—	(8,500)	—	—	—	—
Kuros	4,500	—	—	—	—	—	4,500
Affitech	12,191	—	(7,396)	3,000	—	(7,795)	—
Total	$72,167	$30,000	$(16,770)	$4,000	$(23,000)	$(7,795)	$58,602

The following table summarizes the royalty and commercial payment receivable activities under the EIR method during the nine months ended September 30, 2024 (in thousands):

	Balance as of January 1, 2024	Reclassification of Royalty and Commercial Payment Receivables from Cost Recovery to EIR Method	Income from Purchased Receivables Under EIR Method	Receipt of Royalty and Commercial Payments	Balance as of September 30, 2024
Affitech	$—	$7,795	$9,985	$(9,493)	$8,287
Total	$—	$7,795	$9,985	$(9,493)	$8,287

6. Fair Value Measurements

The Company records its financial assets and liabilities at fair value. The carrying amounts of certain of the Company’s financial instruments, including cash, trade and other receivables, net, and accounts payable, approximate their fair value due to their short maturities. Fair value is defined as the exchange price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The accounting guidance for fair value establishes a framework for measuring fair value and a fair value hierarchy that prioritizes the inputs used in valuation techniques. The accounting standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

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

An entity may choose to measure many financial instruments and certain other items at fair value at specified election dates. The Company’s Exarafenib milestone asset (Note 4) was carried at fair value, determined according to Level 3 inputs in the fair value hierarchy described above. Any subsequent changes in the estimated fair value of the Exarafenib milestone asset are recorded in the condensed consolidated statements of operations.

The following tables set forth the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as follows (in thousands):

	Fair Value Measurements as of September 30, 2024 Using:
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Cash equivalents:
Money market funds	$112,895	$—	$—	$112,895
U.S. treasury bills	25,137	—	—	25,137
Total cash equivalents	138,032	—	—	138,032
Exarafenib milestone asset (Note 4)	—	—	3,125	3,125
Equity securities	785	—	—	785
Total financial assets	$138,817	$—	$3,125	$141,942
Liabilities:
Exarafenib milestone contingent consideration (Note 4)	$—	$—	$3,125	$3,125
Contingent consideration under RPAs, AAAs, and CPPAs, measured at fair value	—	—	—	—
Total financial liabilities	$—	$—	$3,125	$3,125

	Fair Value Measurements as of December 31, 2023 Using:
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Cash equivalents:
Money market funds	$28,352	$—	$—	$28,352
Total cash equivalents	28,352	—	—	28,352
Equity securities	161	—	—	161
Total financial assets	$28,513	$—	$—	$28,513
Liabilities:
Contingent consideration under RPAs, AAAs, and CPPAs, measured at fair value	$—	$—	$1,000	$1,000

Exarafenib Milestone Asset and Exarafenib Milestone Contingent Consideration

The Exarafenib milestone asset and Exarafenib milestone contingent consideration represent the Company’s potential receipt of a future milestone payment and a future consideration payable to Kinnate CVR holders that are contingent upon the achievement of a certain specified milestone related to the Exarafenib Sale. As of September 30, 2024, the estimated fair value of each of the Exarafenib milestone asset and Exarafenib milestone contingent consideration was $3.1 million. The fair value measurement was based on a probability-weighted discounted cash flow model using significant Level 3 inputs, such as anticipated timelines and the probability of achieving the development milestone. Both the Exarafenib milestone asset and Exarafenib milestone contingent consideration are remeasured at fair value at each reporting period with changes in fair value recorded in the other income (expense), net line item of the condensed consolidated statement of operations until settlement.

Subsequent to the Kinnate acquisition, during the three and nine months ended September 30, 2024, the estimated fair value of both the Exarafenib milestone asset and Exarafenib milestone contingent consideration increased by $0.2 million. The increase in estimated fair value did not have an impact on the condensed consolidated statements of operations for the three and nine months ended September 30, 2024.

Equity Securities

The equity securities consisted of an investment in Rezolute’s common stock and are classified on the condensed consolidated balance sheets as current assets as of September 30, 2024 and December 31, 2023. The equity securities are revalued each reporting period with changes in fair value recorded in the other income (expense), net line item of the condensed consolidated statements of operations. As of September 30, 2024 and December 31, 2023 the Company valued the equity securities using the closing price per share for Rezolute’s common stock traded on the Nasdaq Stock Market of $4.85 and $0.99, respectively. The inputs that were used to calculate the fair value of the equity securities were observable prices in active markets and therefore were classified as a Level 1 fair value measurement.

Contingent Consideration under RPAs, AAAs, and CPPAs, Measured at Fair Value

During the first quarter of 2024, the contingent liability recorded pursuant to the LadRx Agreements was reduced to zero after the Company paid LadRx $1.0 million upon achievement of a regulatory milestone in January 2024 (Note 5).

During the second quarter of 2024, the Company amended the LadRx RPA and the remaining contingent consideration that had been contingent upon the achievement of a specified regulatory milestone for the product candidate related to aldoxorubicin was removed (Note 5). As of September 30, 2024, there were no remaining regulatory milestone contingent payments under the LadRx Agreements.

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

Under the new lease agreement, the Company retained access to its original premises under the amended lease which expired in July 2023, until the current premises became available on November 10, 2023. Payments made between when the lease expired in July 2023 and the commencement date of the premises of November 10, 2023 were recorded as variable lease costs in the consolidated statement of operations for the year ended December 31, 2023.

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

The following table summarizes maturity of the Company’s operating lease liabilities as of September 30, 2024 (in thousands):

Year	Rent Payments
2024 (excluding the nine months ended September 30, 2024)	$117
2025	502
2026	300
2027	91
2028	102
Thereafter	36
Total undiscounted lease payments	$1,148
Present value adjustment	(120)
Total net lease liability for operating leases	$1,028

As of September 30, 2024 and December 31, 2023, the total net lease liability was $1.0 million and $0.4 million, respectively. As of September 30, 2024, the Company’s current and non-current operating lease liabilities were $0.4 million and $0.6 million, respectively. As of December 31, 2023, the Company’s current and non-current operating lease liabilities were $0.1 million and $0.3 million, respectively.

The following table summarizes the cost components of the Company’s operating leases included in G&A in the condensed consolidated statements of operations for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Lease costs:
Operating lease cost	$36	$17	$97	$116
Variable lease cost (1)	—	20	18	32
Total lease costs	$36	$37	$115	$148

(1)	Under the terms of the original, amended, and new lease agreements, the Company is also responsible for certain variable lease payments that are not included in the measurement of the lease liability. Variable lease payments include non-lease components such as common area maintenance fees.

The following information represents supplemental disclosure for the condensed consolidated statements of cash flows related to operating leases (in thousands):

	Nine Months Ended September 30,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows under operating leases	$68	$121

The assumptions used in calculating the present value of the lease payments for the Company’s operating leases as of September 30, 2024 and December 31, 2023 were as follows:

	September 30,	December 31,
	2024	2023
Weighted-average remaining lease term	2.7 years	5.33 years
Weighted-average discount rate	8.18%	8.50%

Kinnate Sublease

As part of the Kinnate Merger Agreement (Note 4), the Company acquired a lease assignment agreement with an assignee that expires on June 30, 2026. In accordance with ASC 842, the Company will account for the lease assignment as a sublease over its term. Under the terms of the lease assignment agreement, the assignee will make direct payments to the head lessor over the lease term. During the three and nine months ended September 30, 2024, the Company recognized sublease income of $0.1 million and $0.2 million in the other income (expense), net line item in the condensed consolidated statement of operations.

8. Long-Term Debt

On December 15, 2023, XOMA transferred to XRL, a newly formed wholly-owned subsidiary, all its rights, title, and interest in the commercial payments from Roche’s VABYSMO under the Affitech CPPA and related assets (the “Commercial Payments”). The VABYSMO-related assets and rights transferred to XRL are referred to herein as the “Transferred Assets.”

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

The payment obligations under the Blue Owl Loan Agreement are limited to XRL, and Blue Owl has no recourse under the Blue Owl Loan Agreement against XOMA or any assets other than the Transferred Assets and XOMA’s equity interest in XRL. In connection with the Blue Owl Loan Agreement, (i) XRL granted Blue Owl a first-priority perfected lien on, and security interest in, (a) the Commercial Payments and the proceeds thereof, in each case under the Affitech CPPA and (b) all other assets of XRL and (ii) XOMA granted Blue Owl a first-priority perfected lien on, and security interest in, 100% of the equity of XRL. The Blue Owl Loan Agreement contains other customary terms and conditions, including representations and warranties, as well as indemnification obligations in favor of Blue Owl.

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

In connection with the Blue Owl Loan Agreement, XOMA issued to Blue Owl and certain funds affiliated with Blue Owl warrants to purchase: (i) up to 40,000 shares of XOMA’s common stock at an exercise price of $35.00 per share; (ii) up to 40,000 shares of XOMA’s common stock at an exercise price of $42.50 per share; and (iii) up to 40,000 shares of XOMA’s common stock at an exercise price of $50.00 per share (collectively, the “Blue Owl Warrants”). The fair value of the Blue Owl Warrants was determined using the Black-Scholes Model (see Note 2) and was estimated to be $1.5 million. As of September 30, 2024, all Blue Owl Warrants were outstanding.

The initial term loan of $130.0 million is carried at amortized cost. Amortization of the initial term loan is applied under the expected-effective-yield approach using the retrospective interest method. As of December 31, 2023, the EIR was determined to be 11.01%. The Company recorded a debt discount of $5.3 million, which included $3.8 million in allocated fees and lender expenses and $1.5 million for the fair value of the Blue Owl Warrants. The Company also recorded $0.6 million in direct debt issuance costs allocated to the initial term loan. The Company will accrete both the debt discount of $5.3 million and $0.6 million of direct debt issuance costs over the expected term of the initial term loan.

As of the closing date of December 15, 2023, the Company recorded the $0.3 million allocated costs for the delayed draw term loan commitment as a non-current asset in other assets - long term in the consolidated balance sheet and will reclassify the amount as a debt discount when the delayed draw term loan is drawn. As of September 30, 2024, no amount had been drawn from the delayed draw term loan.

The carrying value of the short and long-term portion of the initial term loan was $5.5 million and $118.5 million, respectively, as of December 31, 2023. The Company recorded $0.6 million in interest expense during the year ended December 31, 2023.

In March 2024, XRL made a semi-annual payment of $7.4 million which included an interest payment of $3.8 million and principal repayment of $3.6 million. In September 2024, XRL made a semi-annual payment of $9.5 million which included an interest payment of $6.2 million and principal repayment of $3.3 million. The carrying value of the short and long-term portion of the initial term loan was $9.8 million and $108.1 million, respectively, as of September 30, 2024. As of September 30, 2024, the EIR was determined to be 11.16%. The Company recorded $3.5 million and $10.4 million in interest expense during the three and nine months ended September 30, 2024, respectively. As of September 30, 2024, the Company had an unaccreted debt discount of $4.5 million and unaccreted direct issuance costs of $0.7 million to be accreted over the expected remaining term of the initial term loan.

The following table summarizes the impact of the initial term loan on the Company’s condensed consolidated balance sheet as of September 30, 2024 (in thousands):

September 30, 2024
Gross principal	$130,000
Principal repayments	(6,902)
Unaccreted debt discount and debt issuance costs	(5,183)
Total carrying value net of principal repayments, unaccreted debt discount, and debt issuance costs	117,915
Less: current portion of long-term debt	(9,826)
Long-term debt	$108,089

Long-term debt on the Company’s condensed consolidated balance sheet as of September 30, 2024 and consolidated balance sheet as of December 31, 2023 includes only the carrying value of the Blue Owl Loan. The carrying value of the Blue Owl Loan as of December 31, 2023 was $124.0 million.

Aggregate projected future principal payments of the initial term loan as of September 30, 2024, are as follows (in thousands):

Year Ending December 31,	Payments
2024 (excluding the nine months ended September 30, 2024)	$—
2025	11,274
2026	17,825
2027	23,885
2028	29,761
Thereafter	40,353
Total payments	$123,098

Accretion of debt discounts and issuance costs are included in interest expense. Interest expense in the condensed consolidated statements of operations for the three and nine months ended September 30, 2024 relates to the initial term loan (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Accrued interest expense	$3,085	$—	$9,450	$—
Accretion of debt discount and debt issuance costs	408	—	996	—
Total interest expense	$3,493	$—	$10,446	$—

9. Common Stock Warrants

As of September 30, 2024 and December 31, 2023, the following common stock warrants were outstanding:

			Exercise Price	September 30,	December 31,
Issuance Date	Expiration Date	Balance Sheet Classification	per Share	2024	2023
May 2018	May 2028	Stockholders’ equity	$23.69	6,332	6,332
March 2019	March 2029	Stockholders’ equity	$14.71	4,845	4,845
December 2023	December 2033	Stockholders’ equity	$35.00	40,000	40,000
December 2023	December 2033	Stockholders’ equity	$42.50	40,000	40,000
December 2023	December 2033	Stockholders’ equity	$50.00	40,000	40,000
				131,177	131,177

10. Commitments and Contingencies

Collaborative Agreements, Royalties, and Milestone Payments

The Company has committed to make potential future milestone payments and legal fees to third parties as part of licensing and development programs. Payments under these agreements become due and payable only upon the achievement of certain developmental, regulatory, and commercial milestones by the Company’s licensees. Because it is uncertain if and when these milestones will be achieved, such contingencies, aggregating up to $6.3 million (assuming one product per contract meets all milestone events) have not been recorded on the accompanying condensed consolidated balance sheets. The Company is unable to determine precisely when and if payment obligations under the agreements will become due as these obligations are based on milestone events, the achievement of which is subject to a significant number of risks and uncertainties. None of these milestones were assessed to be probable as of September 30, 2024.

Contingent Consideration

Pursuant to the Company’s agreements with Aronora, Kuros, Affitech, LadRx, and Daré, and under the Kinnate CVR Agreement, the Company has committed to pay the Aronora Royalty Milestones, the Kuros Sales Milestones, the remaining Affitech Sales Milestones, LadRx commercial sales milestone, Daré Milestones, and the Exarafenib milestone contingent consideration.

During the year ended December 31, 2023, the Company recorded $1.0 million for the LadRx contingent consideration that represented the estimated fair value of the potential future payments upon the achievement of regulatory milestones related to arimoclomol and aldoxorubicin at the inception of the LadRx Agreements. During the nine months ended September 30, 2024, the contingent liability was reduced to zero after the Company paid LadRx $1.0 million upon the FDA’s acceptance of the arimoclomol NDA resubmission. Additionally, the amendment to the LadRx RPA removed the milestone payment that had been contingent upon the achievement of a regulatory milestone related to aldoxorubicin (Note 5).

During the third quarter of 2024, the LadRx commercial sales milestone related to MIPLYFFA pursuant to the LadRx AAA was assessed to be probable under ASC 450. As such, a $1.0 million liability was recorded in contingent consideration under RPAs, AAAs, and CPPAs and a corresponding $1.0 million asset was recorded under long-term royalty and commercial payment receivables on the condensed consolidated balance sheet as of September 30, 2024.

During the year ended December 31, 2023, certain sales milestones related to VABYSMO pursuant to the Affitech CPPA were assessed to be probable under ASC 450. As such, a $6.0 million liability was recorded in contingent consideration under RPAs, AAAs, and CPPAs and a corresponding $6.0 million asset was recorded under long-term royalty and commercial payment receivables on the consolidated balance sheet. During the first quarter of 2024, this contingent liability was reduced to zero after the Company paid Affitech $6.0 million upon the achievement of the related commercial sales milestones (Note 5).

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

As of September 30, 2024, the Company recorded $3.1 million for the Exarafenib milestone contingent consideration, which represented the estimated fair value of potential future payments upon the achievement of a certain specified milestone related to exarafenib payable to Kinnate CVR holders upon the closing of the Kinnate acquisition under the Kinnate CVR Agreement. The Exarafenib milestone contingent consideration is measured at fair value at each reporting period, with changes in fair value recorded in other income (expense), net.

The liability for future Aronora Royalty Milestones, Kuros Sales Milestones, and the Daré Milestones will be recorded when the amounts, by product, are estimable and probable.

As of September 30, 2024, none of the Aronora Royalty Milestones, Kuros Sales Milestones, and Daré Milestones were assessed to be probable and as such, no liability was recorded on the condensed consolidated balance sheet.

11. Stock-Based Compensation

The Company may grant qualified and non-qualified stock options, common stock, PSUs, RSUs, and other stock-based awards under various plans to directors, officers, employees, and other individuals. Stock options are granted at exercise prices of not less than the fair market value of the Company’s common stock on the date of grant. Additionally, the Company has an ESPP that allows employees to purchase Company shares at a purchase price equal to 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the last day of the purchase period. The ESPP includes a rollover mechanism for the purchase price if the fair market value of the Company’s common stock on the purchase date is less than the fair market value of the Company’s common stock on the first trading day of the offering period.

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

Fair Value Assumptions of 2010 Plan Stock Options

There were no stock options granted during the three months ended September 30, 2024 and 2023. The fair value of stock options granted during the nine months ended September 30, 2024 and 2023 was estimated based on the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Dividend yield	—%	—%	0%	0%
Expected volatility	—%	—%	65%	70%
Risk-free interest rate	—%	—%	4.35%	3.60%
Expected term	—	—	5.79 years	5.79 years

The weighted-average grant-date fair value per share of the stock options granted during the nine months ended September 30, 2024 and 2023, was $24.71 and $13.46, respectively.

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

The weighted-average grant-date fair value per share of options granted to Mr. Hughes and Mr. Sitko at an exercise price of $18.66 per share during the first quarter of 2023 was $11.91. The weighted-average grant-date fair value per share of options granted to Mr. Hughes and Mr. Sitko at an exercise price of $30.00 per share during the first quarter of 2023 was $14.68. No Stock Option Inducement Awards were granted during the nine months ended September 30, 2024.

The activity for all stock options for the nine months ended September 30, 2024 was as follows:

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Contractual	Intrinsic
	Number of	Price	Remaining Term	Value
	shares	Per Share	(in years)	(in thousands)
Outstanding as of January 1, 2024	2,730,068	$20.88	6.29	$10,638
Granted	34,170	24.71
Exercised	(246,599)	6.51
Forfeited, expired or cancelled	(34,840)	155.16
Outstanding as of September 30, 2024	2,482,799	$20.48	5.94	$20,224
Exercisable as of September 30, 2024	2,037,185	$19.73	5.44	$18,416

The aggregate intrinsic value of stock options exercised during the nine months ended September 30, 2024 and 2023 was $4.7 million and $18,000, respectively. The intrinsic value is the difference between the fair value of the Company’s common stock at the time of exercise and the exercise price of the stock option.

The Company recorded $1.0 million and $3.0 million in stock-based compensation expense related to stock options during the three and nine months ended September 30, 2024, respectively. As of September 30, 2024, $5.6 million of total unrecognized compensation expense related to stock options was expected to be recognized over a weighted-average period of 1.95 years.

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
	285,000

The Company estimates that it will recognize total stock-based compensation expense of approximately $11.9 million in aggregate for the PSUs granted in May 2023, October 2023, January 2024, and April 2024 using the graded expense attribution method over the requisite service period of each tranche. If the stock price hurdles are met sooner than the requisite service period, the stock-based compensation expense for the respective stock price hurdle will be accelerated. Stock-based compensation expense will be recognized over the requisite service period if the grantees continue to provide service to the Company, regardless of whether the PSU stock price hurdles are achieved.

The activity for all PSUs for the nine months ended September 30, 2024 was as follows:

		Weighted
		Average
		Grant Date
	Number of	Fair Value
	Unvested PSUs	Per Share
Unvested balance as of January 1, 2024	448,600	$15.40
Granted	285,000	17.60
Vested	—	—
Forfeited	—	—
Unvested balance as of September 30, 2024	733,600	$16.26

The Company recorded $1.5 million and $5.0 million in stock-based compensation expense related to the PSUs during the three and nine months ended September 30, 2024, respectively. As of September 30, 2024, there was $4.2 million unrecognized stock-based compensation expense related to outstanding PSUs granted to employees, with a weighted-average remaining recognition period of 1.13 years.

Restricted Stock Unit Awards

In May 2024, the Company granted the non-employee directors of the Board an aggregate of 15,175 RSUs under the 2010 Plan. RSUs are equity awards that entitle the holder to receive freely tradeable shares of the Company’s common stock upon vesting. The RSUs vest in full on the one-year anniversary of the grant date. The fair value of the RSUs is equal to the closing price of the Company’s common stock on the grant date. The weighted-average grant-date fair value of the RSUs granted was $24.71 per RSU. As of September 30, 2024, no RSUs had vested and the unvested balance as of September 30, 2024 was 15,175 RSUs at a weighted-average grant-date fair value of $24.71 per RSU.

The Company recorded $0.1 million in stock-based compensation expense related to the RSUs during the three and nine months ended September 30, 2024. As of September 30, 2024, there was $0.2 million unrecognized stock-based compensation expense related to the outstanding RSUs granted to non-employee directors, with a weighted-average remaining recognition period of 0.62 years.

Stock-based Compensation Expense

All stock-based compensation expense is recorded in G&A expense. The following table shows total stock-based compensation expense for stock options, PSUs, RSUs, and ESPP in the condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Total stock-based compensation expense	$2,590	$2,717	$8,136	$6,450

12. Capital Stock

Dividends

During the nine months ended September 30, 2024, the Board declared and paid cash dividends on the Company’s Series A Preferred Stock and Series B Depositary shares as follows:

	Series A Preferred Stock	Series B Depositary Share
	Cash Dividend Declared	Cash Dividend Declared
Dividend Declaration Date	($ per share)	($ per share)	Dividend Payment Date
October 18, 2023	$0.53906	$0.52344	January 15, 2024
February 21, 2024	$0.53906	$0.52344	April 15, 2024
May 15, 2024	$0.53906	$0.52344	July 15, 2024
July 24, 2024	$0.53906	$0.52344	October 15, 2024

BVF Ownership

As of September 30, 2024, BVF owned approximately 30.9% of the Company’s total outstanding shares of common stock, and if all the Series X Convertible Preferred Stock were converted (without taking into account beneficial ownership limitations), BVF would own 51.5% of the Company’s total outstanding shares of common stock. The Company’s Series A Preferred Stock becomes convertible upon the occurrence of specific events and as of September 30, 2024, the contingency was not met, therefore the Series A Preferred Stock owned by BVF is not included in the as-converted ownership calculation. Due to its significant equity ownership, BVF is considered a related party of the Company.

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

Stock Repurchase Program

On January 2, 2024, the Board authorized the Company’s first stock repurchase program, which permits the Company to purchase up to $50.0 million of its common stock through January 2027. Under the program, the Company has discretion in determining the conditions under which shares may be purchased from time to time, including through transactions in the open market, in privately negotiated transactions, under plans compliant with Rule 10b5-1 under the Exchange Act, or by other means in accordance with applicable laws. The manner, number, price, structure, and timing of the repurchases, if any, will be determined at the Company’s sole discretion and repurchases, if any, depend on a variety of factors, including legal requirements, price and economic and market conditions, royalty and milestone acquisition opportunities, and other factors. The repurchase authorization does not obligate the Company to acquire any particular amount of its common stock. The Board may suspend, modify, or terminate the stock repurchase program at any time without prior notice. The Company did not make any purchases under the program in the three months ended September 30, 2024. As of September 30, 2024, the Company had purchased a total of 660 shares of its common stock pursuant to the stock repurchase plan for $13,000.

13. Income Taxes

The Company recorded no income taxes during the three and nine months ended September 30, 2024. The Company continues to maintain a full valuation allowance against its remaining net deferred tax assets.

The Company had a total of $5.9 million of gross unrecognized tax benefits as of September 30, 2024, none of which would affect the effective tax rate upon realization as it currently has a full valuation allowance against its net deferred tax assets. The reversal of related deferred tax assets will be offset by a valuation allowance, should any of these uncertain tax positions be favorably settled in the future.

The Company does not expect its unrecognized tax benefits to change significantly over the next twelve months. The Company will recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. Through September 30, 2024, the Company had not accrued interest or penalties related to uncertain tax positions.

14. Subsequent Events

Twist Bioscience Royalty Purchase Agreement

On October 21, 2024, the Company entered into a royalty purchase agreement with Twist Bioscience Corporation (“Twist Bioscience”). Under the terms of the agreement, the Company acquired 50% of certain contingent payments (including royalties, milestone payments, sublicense income, and option exercise payments) related to Twist Bioscience’s 60-plus early-stage programs across 30 partners for a $15.0 million upfront payment. The Company is eligible to receive up to $0.5 billion in milestone payments and a 50% share of up to low single-digit royalties on future commercial sales.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995, which are subject to the “safe harbor” created by those sections. Forward-looking statements are based on current expectations, estimates and forecasts, as well as our management’s beliefs and assumptions and on information currently available to them, and are subject to risks and uncertainties that are difficult to predict. In some cases you can identify forward-looking statements by words such as “may,” “will,” “should,” “might,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential,” “intend” “goal,” “strategy,” “continue,” “design,” and similar words, expressions or the negative of such terms intended to identify forward-looking statements. Examples of these statements include, but are not limited to, statements regarding: trend analyses and statements regarding future events, future financial performance, anticipated growth, and industry prospects, our future operating expenses, our future losses, the success of our strategy as a royalty aggregator, the assumptions underlying our business model, the extent to which issued and pending patents may protect the products and processes in which we have an ownership or royalty interest and prevent the use of the covered subject matter by third parties, the potential of our existing product candidates to lead to the development of commercial products, our ability to receive potential milestone or royalty payments under license and collaboration agreements and the amount and timing of receipt of those payments, our ability to locate suitable assets to acquire, our ability to complete (on a timely basis or at all) and realize the benefits from acquisitions, uncertainties related to the acquisition of interest in development-stage and clinical-stage product candidates, fluctuations in, our ability to predict our operating results and cash flows, and the sufficiency of our capital resources. Forward-looking statements are based on assumptions that may not prove accurate. Actual results could differ materially from those anticipated due to certain risks inherent in the biotechnology industry and for our licensees engaged in the development of new products in a regulated market. Among other things: there can be no assurance that our revenues or expenses will meet any expectations or follow any trend(s); we may be unable to retain our key employees; litigation, arbitration or other disputes with third parties may have a material adverse effect on us; our product candidates subject to our out-license agreements are still being developed, and our licensees’ may require substantial funds to continue development which may not be available; we may not be successful in entering into out-license agreements for our product candidates; if our therapeutic product candidates do not receive regulatory approval, our third-party licensees will not be able to manufacture and market them; products or technologies of other companies may render some or all of our product candidates noncompetitive or obsolete; we do not know whether there will be, or will continue to be, a viable market for the products in which we have an ownership or royalty interest; even once approved, a product may be subject to additional testing or significant marketing restrictions, its approval may be withdrawn or it may be voluntarily taken off the market; and we and our licensees are subject to various state and federal healthcare related laws and regulations that may impact the commercialization of our product candidates and could subject us to significant fines and penalties. These and other risks and uncertainties that may cause our actual results or outcomes to differ materially and adversely from those expressed in our forward-looking statements, including those related to current economic and financial market conditions, are contained principally in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023 and in Part II, Item 1A of our Quarterly Reports on Form 10-Q and in our other filings with the SEC.

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

We use our trademarks, trade names, and services marks in this report as well as trademarks, trade names, and service marks that are the property of other organizations. Solely for convenience, trademarks and trade names referred to in this report appear without the ® and ™ symbols, but those references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or that the applicable owner will not assert its rights, to these trademarks and trade names.

The following discussion and analysis should be read in conjunction with the unaudited financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with the audited consolidated financial statements and related notes thereto included as part of our Annual Report on Form 10-K for the year ended December 31, 2023.

Overview

XOMA is a biotech royalty aggregator. On July 10, 2024, we changed our name from XOMA Corporation to XOMA Royalty Corporation. We have a sizable portfolio of economic rights to future potential milestone and royalty payments associated with partnered commercial and pre-commercial therapeutic candidates. Our portfolio was built through the acquisition of rights to future milestones, royalties, and commercial payments, since our royalty aggregator business model was implemented in 2017, combined with out-licensing our proprietary products and platforms from our legacy discovery and development business. Our royalty aggregator business is primarily focused on early to mid-stage clinical assets, primarily in Phase 1 and 2, with significant commercial sales potential that are licensed to large-cap partners. We also acquire milestone and royalty revenue streams on late-stage clinical assets and commercial assets that are designed to address unmet markets or have a therapeutic advantage, have long duration of market exclusivity, and are expected to deliver a financial return to us in a short timeframe. We expect most of our future income and revenue to be based on payments we may receive for milestones and royalties associated with these acquired programs.

The generation of future income and revenues related to licenses, milestone payments, and royalties is dependent on the achievement of milestones or product sales by our existing partners and licensees. We generated net loss of $17.2 million and $9.9 million for the three and nine months ended September 30, 2024, respectively, net cash used in operating activities was $10.8 million for the nine months ended September 30, 2024, and we had an accumulated deficit of $1.2 billion as of September 30, 2024. We generated a net loss of $40.8 million, net cash used in operating activities was $18.2 million, and we had an accumulated deficit of $1.2 billion for the year ended December 31, 2023.

Portfolio Updates – Royalty and Commercial Payment Purchase Agreements

Twist Bioscience Royalty Purchase Agreement

On October 21, 2024, we entered into a royalty purchase agreement with Twist Bioscience Corporation (“Twist Bioscience”). Under the terms of the agreement, we acquired 50% of certain contingent payments (including royalties, milestone payments, sublicense income, and option exercise payments) related to Twist Bioscience’s 60-plus early-stage programs across 30 partners for a $15.0 million upfront payment. We are eligible to receive up to $0.5 billion in milestone payments and a 50% share of up to low single-digit royalties on future commercial sales.

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

In September 2024, Zevra announced that the FDA granted approval to Zevra’s NDA for MIPLYFFA. The achievement of the commercial milestone payment under the LadRx AAA was considered probable as of September 30, 2024, and we recognized a $1.0 million contingent liability. Pursuant to the LadRx AAA, we earned a $2.2 million milestone payment upon FDA approval (net of certain outbound payments to third parties), and we are also eligible to receive mid-single-digit royalties on net sales of MIPLYFFA.

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

In February 2024, we received $7.4 million representing our commercial payment received from sales of VABYSMO during the last six months of 2023 under the Affitech CPPA. In August 2024, we received $9.5 million representing our commercial payment received from sales of VABYSMO during the first six months of 2024 under the Affitech CPPA. We used these cash receipts to fund contractual interest payments and partially repay the principal balance on our Blue Owl Loan (see Note 8 to the condensed consolidated financial statements).

For the three and nine months ended September 30, 2024, we recognized a total of $5.4 million and $10.0 million in income from purchased receivables related to the Affitech CPPA under the EIR method for sales of VABYSMO during the three and nine months ended September 30, 2024.

Agenus Royalty Purchase Agreement

Based on updates received in July 2024, we evaluated the status of this program for potential impairment, and we recorded an impairment charge of $14.0 million in the third quarter of 2024 (see Note 5 to the condensed consolidated financial statements).

Critical Accounting Estimates

The preparation of financial statements in accordance with GAAP requires us to make estimates, assumptions, and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. We routinely evaluate our estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying values of assets and liabilities and the reported amounts of revenues and expenses that are not readily apparent from other sources. Actual results may differ from those estimates under different assumptions and conditions.

Critical accounting estimates are those estimates that involve a significant level of judgment and/or estimation uncertainty and could have or are reasonably likely to have a material impact on our financial condition or results of operations.

Except as discussed in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2024, there have been no significant changes in our critical accounting estimates during the nine months ended September 30, 2024, as compared with those previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 8, 2024.

Our significant accounting policies are included in “Note 2 – Basis of Presentation and Significant Accounting Policies” in our condensed consolidated financial statements.

Results of Operations

Revenues

Total income and revenues for the three and nine months ended September 30, 2024 and 2023, were as follows (in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2024	2023	Change	2024	2023	Change
Income from purchased receivables	$6,463	$—	$6,463	$11,895	$—	$11,895
Revenue from contracts with customers	25	225	(200)	6,050	1,350	4,700
Revenue recognized under units-of-revenue method	709	605	104	1,828	1,575	253
Total income and revenues	$7,197	$830	$6,367	$19,773	$2,925	$16,848

Income from Purchased Receivables

Income from purchased receivables for the three months ended September 30, 2024 included $5.4 million in estimated income under the EIR method related to sales of VABYSMO and $1.0 million in estimated income from royalties on sales of OJEMDA.

Income from purchased receivables for the nine months ended September 30, 2024 included $10.0 million in estimated income under the EIR method related to sales of VABYSMO, $1.4 million in estimated income from royalties on sales of OJEMDA and $0.5 million of the $9.0 million milestone payment from the FDA approval of OJEMDA.

We expect the income related to VABYSMO to increase in future periods as we expect the related sales to increase in future periods. We expect the income from royalties on OJEMDA, which was launched in the second quarter of 2024, to increase in future periods as we expect the related sales to increase in future periods. There was no income from purchased receivables for the three and nine months ended September 30, 2023.

Revenue from Contracts with Customers

Revenue from contracts with customers includes upfront fees, annual license fees, and milestone payments related to the out-licensing of our legacy product candidates and technologies. Revenue from contracts with customers for the nine months ended September 30, 2024 included a milestone payment of $5.0 million pursuant to our license agreement with Rezolute and milestone payments of $1.0 million pursuant to our license agreement with AVEO. Revenue from contracts with customers for the three and nine months ended September 30, 2023 included $0.2 million and $1.3 million of milestones earned pursuant to the license agreement with Janssen.

Revenue Recognized under Units-of-Revenue Method

Revenue recognized under the units-of-revenue method includes the amortization of unearned revenue from the sale of royalty interests to HCRP in 2016. Revenues for the three and nine months ended September 30, 2024 remained generally consistent with the same periods in 2023 due to comparable sales of products underlying the agreements with HCRP.

R&D Expenses

For the three months ended September 30, 2024, R&D expenses were $0.8 million compared with $25,000 for the three months ended September 30, 2023. The increase of approximately $0.8 million was primarily due to clinical trial costs related to KIN-3248. For the nine months ended September 30, 2024, R&D expenses were $2.0 million compared to $0.1 million for the nine months ended September 30, 2023. The increase of $1.9 million was primarily due to clinical trial costs related to KIN-3248. We are in the process of winding down the study, and we expect to incur continued R&D costs related to KIN-3248 until the study is completed. We may also incur additional R&D costs related to stability studies and the storage of the remaining programs obtained in the Kinnate acquisition.

G&A Expenses

G&A expenses include salaries and related personnel costs, professional fees, and facilities costs. For the three months ended September 30, 2024, G&A expenses were $8.0 million compared with $6.4 million for the three months ended September 30, 2023. The increase of $1.6 million included $1.4 million in total costs incurred after our acquisition of Kinnate, which included $1.1 million in legal and consulting costs, $0.1 million in information technology costs, and $0.1 million in insurance costs. We also had an increase of $0.2 million in salaries and related costs associated with Mr. Hughes’ role as CEO in a full-time capacity.

For the nine months ended September 30, 2024, G&A expenses were $27.5 million compared with $18.3 million for the nine months ended September 30, 2023. The increase of $9.2 million was primarily due to $6.9 million in costs associated with our acquisition of Kinnate, which primarily included $3.6 million in severance costs for exit packages provided to Kinnate senior leadership, $2.6 million in legal and consulting costs, $0.2 million in information technology costs, and $0.1 million in insurance costs. In addition, we had an increase of $1.6 million in stock-based compensation expenses primarily due to the PSU grant to Mr. Hughes in connection with his appointment as full-time CEO in January 2024.

We expect G&A costs associated with our acquisition of Kinnate to decrease in future periods as we continue to wind down Kinnate operations.

Royalty Purchase Agreement Asset Impairment

Royalty purchase agreement asset impairment was $14.0 million and $23.0 million for the three and nine months ended September 30, 2024, respectively, and consisted of the impairment charge of $9.0 million related to our Aronora RPA in the second quarter of 2024 and the impairment charge of $14.0 million related to our Agenus RPA in the third quarter of 2024. Royalty purchase agreement asset impairment was zero and $1.6 million for the three and nine months ended September 30, 2023, respectively, and consisted of the impairment recorded related to our Bioasis RPAs.

Arbitration Settlement Costs

Arbitration settlement costs of zero and $4.1 million for the three and nine months ended September 30, 2023, respectively, consisted of the costs incurred related to the settlement of an arbitration proceeding with one of our licensees in the first quarter of 2023. There were no arbitration settlement costs for the three and nine months ended September 30, 2024.

Other Income (Expense)

Gain on the Acquisition of Kinnate

During the nine months ended September 30, 2024, we recognized a $19.3 million gain on the acquisition of Kinnate due to the fair value of net assets acquired in the acquisition of Kinnate exceeding the total purchase consideration (see Note 4 to the condensed consolidated financial statements).

Change in Fair Value of Embedded Derivative Related to RPA

During the nine months ended September 30, 2024, we recognized an $8.1 million change in fair value of an embedded derivative related to RPA associated with a payment of $8.1 million for the sale of a priority review voucher by Day One, which we earned pursuant to the Viracta RPA (see Note 5 to the condensed consolidated financial statements).

Interest Expense

Interest expense includes the accretion of debt discount and debt issuance costs. Interest expense for the three and nine months ended September 30, 2024 and 2023 was as follows (in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2024	2023	Change	2024	2023	Change
Accrued interest expense	$3,085	$—	$3,085	$9,450	$—	$9,450
Accretion of debt discount and debt issuance costs	408	—	408	996	—	996
Total interest expense	$3,493	$—	$3,493	$10,446	$—	$10,446

We had no debt outstanding or interest expense incurred until we executed the Blue Owl Loan Agreement on December 15, 2023. The $3.1 million and $9.5 million interest expense for the three and nine months ended September 30, 2024, respectively, represent interest incurred on the Blue Owl Loan since December 31, 2023. Interest expense is expected to continue in future quarters so long as the Blue Owl Loan remains outstanding.

Other Income (Expense), Net

Other income (expense), net for the three and nine months ended September 30, 2024 and 2023 was as follows (in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2024	2023	Change	2024	2023	Change
Other income (expense), net
Investment income	$1,698	$385	$1,313	$5,088	$1,238	$3,850
Change in fair value of equity securities	89	(107)	196	624	(121)	745
Change in fair value of contingent consideration	—	—	—	—	75	(75)
Sublease income	103	—	103	170	—	170
Other	—	—	—	18	—	18
Total other income (expense), net	$1,890	$278	$1,612	$5,900	$1,192	$4,708

Investment income increased by $1.3 million and $3.9 million for the three and nine months ended September 30, 2024, respectively, compared with the same periods in 2023 due to higher investment balances in 2024.

For the three and nine months ended September 30, 2024 and 2023, the change in fair value of equity securities was due to the change in market price for our shares of Rezolute’s common stock.

The change in fair value of contingent consideration for the nine months ended September 30, 2023 was due to the reduction in the fair value of the $75,000 contingent consideration related to the Bioasis RPA to zero. There were no changes in fair value of contingent consideration for the three and nine months ended September 30, 2024.

Sublease income increased by $0.1 million and $0.2 million for the three and nine months ended September 30, 2024, respectively, compared with the same periods in 2023 due to the lease assignment agreement acquired under the Kinnate acquisition.

Provision for Income Taxes

We recorded no provision for federal income tax during the three and nine months ended September 30, 2024 and 2023. We continue to maintain a full valuation allowance against our remaining net deferred tax assets. We had a total of $5.9 million of gross unrecognized tax benefits, none of which would impact our effective tax rate to the extent that we continue to maintain a full valuation allowance against our deferred tax assets. We do not expect our unrecognized tax benefits to change significantly over the next twelve months.

Liquidity and Capital Resources

Our cash and cash equivalents, working capital, and cash flow activities as of and for each of the periods presented were as follows (in thousands):

	September 30,	December 31,
	2024	2023	Change
Cash and cash equivalents(1)	$142,050	$153,290	$(11,240)
Working capital	$137,887	$149,814	$(11,927)

(1)	Unrestricted.

	Nine Months Ended
	September 30,
	2024	2023	Change
Net cash used in operating activities	$(10,845)	$(14,231)	$3,386
Net cash provided by (used in) investing activities	8,172	(6,222)	14,394
Net cash used in financing activities	(10,061)	(3,901)	(6,160)
Net decrease in cash, cash equivalents, and restricted cash	$(12,734)	$(24,354)	$11,620

Net cash used in operating activities decreased by $3.4 million for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The change was primarily driven by an increase in operating cash inflows from our partners and licensees (including $8.6 million related to the Viracta RPA and $5.0 million from Rezolute), partially offset by $7.7 million in net payments related to Kinnate operations after our acquisition.

Net cash provided by investing activities was $8.2 million for the nine months ended September 30, 2024 compared with net cash used in investing activities of $6.2 million for the nine months ended September 30, 2023. The difference was largely due to the $18.9 million net cash obtained in our Kinnate acquisition plus an increase of $9.6  million in receipts of commercial payments from sales of VABYSMO, and $8.5 million received pursuant to our Viracta RPA, partially offset by new RPAs and CPPAs in 2024 (including $22.0 million for the Daré RPAs and $8.0 million for Talphera CPPA).

Net cash used in financing activities for the nine months ended September 30, 2024 was $10.1 million compared with $3.9 million for the nine months ended September 30, 2023. The difference was primarily driven by principal payments under our Blue Owl Loan and a higher volume of stock option exercises in 2024.

Capital Resources

We have incurred significant operating losses since our inception and as of September 30, 2024, we had an accumulated deficit of $1.2 billion. As of September 30, 2024, we had $142.0 million in cash and cash equivalents and $4.8 million in restricted cash. Based on our current cash balance and our planned discretionary spending, such as royalty or other acquisitions, we believe that our current financial resources are sufficient to fund our planned operations, commitments, and contractual obligations for a period of at least one year following the filing date of this report.

We have primarily financed our operations and acquisitions through debt facilities, the issuance of our common stock, Series A and Series B Preferred Stock, and amounts received as milestone payments under our license agreements.

In December 2023, XRL entered into the Blue Owl Loan Agreement (see Note 8 to the condensed consolidated financial statements and further details below in “Long-Term Debt”). We intend to use the net cash received from the Blue Owl Loan and Kinnate acquisition, together with our existing capital resources, to fund our ongoing operations, to repurchase common stock, and for working capital and other general corporate purposes.

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

Material Cash Requirements

Our material cash requirements in the short and long term consist of the following:

Operating Expenditures: Our primary uses of cash and our operating expenses include employee and related costs, consultant fees to support our administrative and business development efforts, legal and accounting fees, insurance costs, and costs associated with our investor relations and IT services.

To support our royalty aggregator business model, we engage third parties to assist in the evaluation of potential acquisitions of milestone payments and royalty streams. Additional operating expenses, including consulting and legal costs, is expected to continue to increase in the fourth quarter of 2024 in response to an anticipated increase in the volume of royalty or acquisition targets evaluated or completed.

In June 2023 we entered into a lease for our headquarters in Emeryville, California. The lease commenced in November 2023 and has a term of 65 months. As of September 30, 2024, we expect to incur incremental undiscounted costs of $0.4 million associated with our building lease.

We will be required to make future R&D and G&A expenditures related to the obligations and liabilities we assumed in the Kinnate acquisition. We expect these costs to be funded in full by the cash we received upon close of the merger.

Share Repurchase Program: On January 2, 2024, our Board authorized our first stock repurchase program, which permits us to purchase up to $50.0 million of our common stock through January 2027. We did not make any purchases under the program in the three months ended September 30, 2024. As of September 30, 2024, we had purchased a total of 660 shares of common stock pursuant to the stock repurchase program for $13,000.

Long-Term Debt: Under the Blue Owl Loan Agreement, the outstanding principal balance will bear interest at an annual rate of 9.875%. XRL began making payments of interest under the Blue Owl Loan Agreement semi-annually, in March 2024 using the royalties received on worldwide net sales of VABYSMO, pursuant to the Affitech CPPA. On each interest payment date, any shortfall in interest payment will be paid from the interest reserve, any uncured shortfall in interest payment that exceeds the interest reserve will increase the outstanding principal amount of the loan, and any royalty payments in excess of accrued interest on the loan will be used to repay the principal of the loan until the balance is fully repaid. As of September 30, 2024, XRL held restricted cash of $4.8 million in reserve accounts that may only be used to pay interest and administrative fees and XRL’s operating expenses pursuant to the Blue Owl Loan Agreement. As of September 30, 2024, the current and non-current portion of the initial term loan was $9.8 million and $108.1 million, respectively, and $4.7 million of the restricted cash was classified as non-current.

Exarafenib Milestone Contingent Consideration: Under the Kinnate CVR Agreement, Kinnate CVR holders are entitled to 100% of net proceeds of the $30.5 million milestone related to the sale of exarafenib to Pierre Fabre in February 2024. We expect these payments to be fully funded by the receipt of the Exarafenib milestone asset.

RPAs, AAAs, and CPPAs: A significant component of our business model is to acquire rights to potential future milestone payments and royalty payment streams. We expect to continue deploying capital toward these acquisitions in the near and long term.

We have paid $1.0 million for a milestone payment due under our agreement with LadRx in January 2024 and $6.0 million for sales milestones due under our agreement with Affitech in March 2024. We have up to an additional $6.0 million and $1.0 million in milestone payments that may become due under the Affitech CPPA and LadRx Agreements, respectively. We will be obligated to pay an additional $11.0 million for each successive $22.0 million received by us under the Daré RPAs after achievement of a return threshold of $88.0 million. We recorded $4.0 million of contingent consideration related to our RPAs, AAAs, and CPPAs on our condensed consolidated balance sheets as of September 30, 2024.

In addition, we have potential sales-based milestone payments that may become due under our agreements with Aronora and Kuros. All of these milestones and royalty payments represent a portion of the funds we may receive in the future pursuant to these agreements, and therefore we expect these payments to be fully funded by the related royalty or commercial payment receipts.

Collaborative Agreements, Royalties, and Milestone Payments: We may need to make potential future milestone payments and pay legal fees to third parties as part of our licensing and development programs. Payments under these agreements become due and payable only upon the achievement of certain developmental, regulatory, and commercial milestones by our licensees. Because it is uncertain if and when these milestones will be achieved, such contingencies, aggregating up to $6.3 million (assuming one product per contract meets all milestone events) have not been recorded on our condensed consolidated balance sheet as of September 30, 2024. We are unable to determine precisely when and if our payment obligations under the agreements will become due as these obligations are based on milestone events, the achievement of which is subject to a significant number of risks and uncertainties. We expect all payments due to be funded by a portion of the related milestone or royalty revenue we receive or we expect these payments to be reimbursed by our licensees.

Dividends: Holders of our Series A Preferred Stock are entitled to receive, when and as declared by our Board, cumulative cash dividends at the rate of 8.625% of the $25.00 liquidation preference per year (equivalent to $2.15625 per share of Series A Preferred Stock per year). Holders of Series B Depositary Shares are entitled to receive, when and as declared by our Board, cumulative cash dividends at the rate of 8.375% of the $25,000 liquidation preference per share of Series B Preferred Stock ($25.00 per depositary share) per year, which is equivalent to $2,093.75 per year per share of Series B Preferred Stock ($2.09375 per year per depositary share). Dividends on the Series A and Series B Preferred Stock are payable in arrears on or about the 15th day of January, April, July, and October of each year. Since original issuance, all dividends have been paid as scheduled. We expect to continue making these dividend payments as scheduled using our existing capital resources.

Changes in Commitments and Contingencies

Our commitments and contingencies were reported in our Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC. Except as described below, there have been no material changes during the nine months ended September 30, 2024 from the commitments and contingencies previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

On June 3, 2024, we entered into an amendment to the LadRx RPA that removed the $4.0 million regulatory milestone payment that had been contingent upon the achievement of a specified regulatory milestone for the product candidate related to aldoxorubicin.

On September 20, 2024, Zevra announced that the FDA granted approval to Zevra’s NDA for MIPLYFFA and we recognized a $1.0 million liability for a commercial milestone payment.

Based on the reported 2024 sales of VABYSMO through September 30, 2024, we recognized $3.0 million in liabilities for sales-based milestone payments.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer (our Principal Executive Officer) and our Senior Vice President, Finance and Chief Financial Officer (our Principal Financial and Accounting Officer), we conducted an evaluation of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this report. Our disclosure controls and procedures are intended to help ensure that the information we are required to disclose in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Senior Vice President, Finance and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. Based on this evaluation, our Chief Executive Officer and our Senior Vice President, Finance and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

ITEM 1A. RISK FACTORS

Except as discussed in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2024 and our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2024, there have been no material changes in our risk factors as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. For a detailed description of our risk factors, refer to Part I, Item IA, “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 and Part II, Item 1A, “Risk Factors” of our Quarterly Reports on Form 10-Q.

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

No common stock was repurchased by us during the three months ended September 30, 2024.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(c) Trading Plans

During the fiscal quarter ended September 30, 2024, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (in each case, as defined in Item 408(a) of Regulation S-K).

ITEM 6. EXHIBITS

HIDDEN_ROW		Incorporation By Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

2.1	Agreement and Plan of Merger between the Company, Kinnate and Merger Sub, dated February 16, 2024	8-K	001-39801	2.1	02/16/2024

2.2	Contingent Value Rights Agreement, dated April 3, 2024, by and between the Company, XRA 1 Corp., Broadridge Corporate Issuer Solutions, LLC and Fortis Advisors LLC.	8-K	001-39801	2.2	04/03/2024

3.1	Certificate of Incorporation of the Company	8-K12G3	000-14710	3.1	01/03/2012

3.2	Certificate of Amendment to the Certificate of Incorporation of the Company	8-K	000-14710	3.1	05/31/2012

3.3	Certificate of Amendment to the Certificate of Incorporation of the Company	8-K	000-14710	3.1	05/28/2014

3.4	Certificate of Amendment to the Certificate of Incorporation of the Company	8-K	000-14710	3.1	10/18/2016

3.5	Certificate of Amendment to the Certificate of Incorporation of the Company	8-K	001-39801	3.1	07/09/2024

3.6	Certificate of Designation of Preferences, Rights and Limitations of Series X Convertible Preferred Stock	8-K	000-14710	3.1	02/16/2017

3.7	Certificate of Designation of 8.625% Series A Cumulative Perpetual Preferred Stock	8-K	000-14710	3.1	12/11/2020

3.8	Certificate of Designation of 8.375% Series B Cumulative Perpetual Preferred Stock	8-K	001-39801	3.1	04/08/2021

3.9	Certificate of Correction of the Certificate of Designation of 8.375% Series B Cumulative Perpetual Preferred Stock	10-Q	001-39801	3.8	08/05/2021

3.10	Certificate of Amendment to the Certificate of Designation of 8.375% Series B Cumulative Perpetual Preferred Stock of the Company	8-K	001-39801	3.1	08/05/2021

3.11	By-laws of the Company	8-K12G3	000-14710	3.2	01/03/2012

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, 3.5, 3.6, 3.7, 3.8, 3.9, 3.10, and 3.11

4.2	Specimen of Common Stock Certificate	8-K	000-14710	4.1	01/03/2012

4.3	Deposit Agreement, dated effective April 9, 2021, by and among the Company, American Stock Transfer & Trust Company, LLC, as depositary, and the holders of the depositary receipts issued thereunder	8-K	001-39801	4.1	04/08/2021

4.4	Form of Warrants (May 2018 Warrants)	10-Q	000-14710	4.6	08/07/2018

4.5	Form of Warrants (March 2019 Warrants)	10-Q	000-14710	4.7	05/06/2019

HIDDEN_ROW		Incorporation By Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

4.6	Form of Warrant (December 2023) ($35.00 Exercise Price)	8-K	001-39801	4.1	12/19/2023

4.7	Form of Warrant (December 2023) ($42.50 Exercise Price)	8-K	001-39801	4.2	12/19/2023

4.8	Form of Warrant (December 2023) ($50.00 Exercise Price)	8-K	001-39801	4.3	12/19/2023

4.9	Form of Indenture	S-3	333-277794	4.6	03/08/2024

10.1#+	Net Office Lease dated August 5, 2021 between Presidio Trust and Kinnate Biopharma Inc.	10-Q	001-39801	10.1	8/13/2024

10.2#+	Letter Agreement dated August 26, 2021 between Presidio Trust and Kinnate Biopharma Inc.	10-Q	001-39801	10.2	8/13/2024

31.1+	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

31.2+	Certification of Chief Financial Officer, as required by Rule 13a 14(a) or Rule 15d 14(a) of the Securities Exchange Act of 1934

32.1+(1)	Certifications of Chief Executive Officer and Chief Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. §1350

101.INS+	Inline XBRL Instance Document

101.SCH+	Inline XBRL Schema Document

101.CAL+	Inline XBRL Calculation Linkbase Document

101.DEF+	Inline XBRL Definition Linkbase Document

101.LAB+	Inline XBRL Labels Linkbase Document

101.PRE+	Inline XBRL Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
+	Filed herewith.
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

XOMA Royalty Corporation

Date: November 7, 2024	By:	/s/ OWEN HUGHES
Chief Executive Officer (Principal Executive Officer)

Date: November 7, 2024	By:	/s/ THOMAS BURNS
Thomas Burns Senior Vice President, Finance and Chief Financial Officer (Principal Financial and Principal Accounting Officer)