Form 10-K
period 2024-12-31
XOMA Royalty Corp
filed 2025-03-17
CIK 791908

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒       ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on the Nasdaq Global Market on June 28, 2024, was $161,613,891.

The number of shares of Registrant’s Common Stock outstanding as of March 13, 2025 was 11,978,717.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement relating to the Company’s 2025 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report.

XOMA Royalty Corporation

2024 FORM 10-K ANNUAL REPORT

i

GLOSSARY OF TERMS AND ABBREVIATIONS

Abbreviations	Definition
2010 Plan	The Company's 2010 Long Term Incentive and Stock Award Plan, as amended
2018 Common Stock ATM Agreement	At The Market Issuance Sales Agreement with HCW dated December 18, 2018
2021 Series B Preferred Stock ATM Agreement	At The Market Issuance Sales Agreement with B. Riley dated August 5, 2021
‘40 Act	Investment Company Act of 1940
AAA	Assignment and Assumption Agreement
ACA	The Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010
Affitech	Affitech Research AS
Affitech CPPA	The Company's Commercial Payment Purchase Agreement with Affitech dated October 6, 2021
Agenus	Agenus, Inc. and certain affiliates
Agenus RPA	The Company's Royalty Purchase Agreement with Agenus dated September 20, 2018
Alora	Alora Pharmaceuticals
Alexion	Alexion Pharmaceuticals
Alexion License Agreement	Exclusive License Agreement between the Company and Alexion (formerly Amolyt Pharma SAS, “Amolyt”) dated December 19, 2024
Aptevo	Aptevo Therapeutics Inc.
Aptevo CPPA	The Company’s Payment Interest Purchase Agreement with Aptevo dated March 29, 2023, referred to herein as “Aptevo Commercial Payment Purchase Agreement” or “Aptevo CPPA”
Aronora	Aronora, Inc.
Aronora RPA	The Company's Royalty Purchase Agreement with Aronora dated April 7, 2019
ASC	Accounting Standards Codification
ASC 310	ASC Topic 310, Receivables
ASC 326	ASC Topic 326, Financial Instruments – Credit Losses
ASC 450	ASC Topic 450, Contingencies
ASC 606	ASC Topic 606, Revenue from Contracts with Customers
ASC 805	ASC Topic 805, Business Combinations
ASC 815	ASC Topic 815, Derivatives and Hedging
ASC 825	ASC Topic 825, Financial Instruments
ASC 842	ASC Topic 842, Leases
ASU	Accounting Standards Update
Bayer	Bayer Pharma AG
Bayer License Agreement	Out-license agreement to Bayer HealthCare LLC from Daré dated January 10, 2020, related to the development and commercialization of OVAPRENE
Bioasis	Bioasis Technologies, Inc. and certain affiliates
Bioasis RPA	The Company's Royalty Purchase Agreement with Bioasis dated February 25, 2019
BLA	Biologic License Application
Black-Scholes Model	Black-Scholes Option Pricing Model
Blue Owl	Blue Owl Capital Corporation
Blue Owl Loan	Loan pursuant to the Blue Owl Loan Agreement
Blue Owl Loan Agreement	Loan agreement dated as of December 15, 2023, between XRL, the lenders from time to time party thereto and Blue Owl, as administrative agent
Board	The Company’s Board of Directors

B. Riley	B. Riley Securities, Inc.
BVF	Biotechnology Value Fund, L.P.
cGMP	current Good Manufacturing Practice
Chiesi	Chiesi Farmaceutici S.p.A.
Company	XOMA Royalty Corporation (formerly XOMA Corporation), including its subsidiaries
CPPA	Commercial Payment Purchase Agreement
CVR	Contingent value right
Daré Organon License Agreement	Exclusive License Agreement between Daré and Organon, dated March 31, 2022, as amended July 4, 2023
Daré RPAs	The Company’s Traditional Royalty Purchase Agreement and Synthetic Royalty Purchase Agreement, both with Daré dated April 29, 2024
Day One	Day One Biopharmaceuticals, Inc. (successor in interest to DOT Therapeutics-1, Inc.)
Day One License Agreement	License Agreement for RAF between Viracta and Day One dated December 16, 2019, as amended on March 4, 2024 (assumed by the Company as part of Viracta Assignment Agreements)
DSUVIA®	sufentanil sublingual tablet
DoD	U.S. Department of Defense
EC	European Commission
EIR	Effective interest rate
EMA	European Medicines Agency
ESPP	2015 Employee Stock Purchase Plan, as amended
EU	European Union
Exchange Act	U.S. Securities Exchange Act of 1934, as amended
FCPA	U.S. Foreign Corrupt Practices Act of 1977, as amended
FDA	U.S. Food and Drug Administration
FDCA	The Federal Food, Drug, and Cosmetic Act, as amended
Fortis	Fortis Advisors LLC, representative of the Kinnate CVR holders under the Kinnate CVR Agreement
GAAP	Generally accepted accounting principles
G&A	General and administrative
Gossamer Bio	Gossamer Bio, Inc.
HCRP	Healthcare Royalty Partners II, L.P.
HCW	H.C. Wainwright & Co., LLC
ImmunityBio	ImmunityBio, Inc. (formerly NantCell, Inc.)
ImmunityBio License Agreement	Out-license agreement to ImmunityBio from LadRx dated July 27, 2017, related to the development and commercialization of Aldoxorubicin, as amended on September 27, 2018
IP	Intellectual Property
IPR&D	In-Process Research and Development
IXINITY®	coagulation factor IX (recombinant)
Janssen	Janssen Biotech, Inc.
Kinnate	Kinnate Biopharma Inc.
Kinnate CVR Agreement	The Contingent Value Rights Agreement by and between the Company, Broadridge, and Fortis dated April 3, 2024
Kinnate Merger Agreement	The Agreement and Plan of Merger by and among the Company, XRA, and Kinnate dated February 16, 2024
Kuros	Kuros Biosciences AG, Kuros US LLC and Kuros Royalty Fund (US) LLC, collectively
Kuros RPA	The Company's Royalty Purchase Agreement with Kuros dated July 14, 2021

LadRx	LadRx Corporation (formerly CytRx Corporation)
LadRx Agreements	LadRx AAA and LadRx RPA
LadRx AAA	The Company’s Assignment and Assumption Agreement with LadRx dated June 21, 2023
LadRx RPA	The Company’s Royalty Purchase Agreement with LadRx dated June 21, 2023 and subsequently amended on June 3, 2024
Medexus	Medexus Pharmaceuticals, Inc.
Merck	Merck Sharp & Dohme Corp
Merck KGaA	Ares Trading SA
Merck KGaA License Agreement

In-license agreement from Merck KGaA to ObsEva related to ebopiprant dated June 10, 2015 and subsequently amended on July 8, 2016 (assumed by the Company as part of the ObsEva IP Acquisition Agreement)

MIPLYFFA™	arimoclomol
NDA	New Drug Application
NOL	Net operating loss
Novartis	Novartis Pharma AG, Novartis International Pharmaceutical Ltd., Novartis Institutes for Biomedical Research, Inc. and/or Novartis Vaccines and Diagnostics, Inc.
ObsEva	ObsEva SA
ObsEva IP Acquisition Agreement	Company's IP Acquisition Agreement with ObsEva dated November 21, 2022
OJEMDA™	tovorafenib
Ology Bioservices	Ology Bioservices Inc. (formerly Nanotherapeutics Inc., now a wholly owned subsidiary of National Resilience, Inc.)
Organon	Organon International GmbH
Organon License Agreement	Out-license agreement to Organon from ObsEva dated July 26, 2021, related to the development and commercialization of ebopiprant (assumed by the Company as part of the ObsEva IP Acquisition Agreement)
OVAPRENE®	An investigational hormone-free monthly intravaginal contraceptive
Palo	Palobiofarma, S.L.
Palo RPA	The Company's Royalty Purchase Agreement with Palo dated September 26, 2019
Pierre Fabre	Pierre Fabre Médicament, SAS
PSU	Performance stock unit
Pulmokine	Pulmokine, Inc.
Pulmokine Merger Agreement	The Agreement and Plan of Merger by an among the Company, XRA 2 Corp., Pulmokine, Shareholder Representative Services LLC, Each Management Stockholder dated November 26, 2024
R&D	Research and development
Regeneron	Regeneron Pharmaceuticals, Inc.
Amended Retention Plan	October 25, 2022 amendment to the Retention Plan
Retention Plan	Retention and Severance Plan dated March 31, 2022
Rezolute	Rezolute, Inc., formerly Antria Bio, Inc.
Rezolute License Agreement	The Company's License Agreement with Rezolute dated December 6, 2017, as amended in March 2018, January 2019 and March 2020
Roche	F. Hoffmann-La Roche AG
RPA	Royalty Purchase Agreement
RSU	Restricted stock unit
SEC	U.S. Securities and Exchange Commission
Second Bioasis RPA	The Company's Royalty Purchase Agreement with Bioasis dated November 2, 2020

Series A Preferred Stock	The 8.625% Series A cumulative, perpetual preferred stock issued in December 2020
Series B Preferred Stock	The 8.375% Series B cumulative, perpetual preferred stock issued in April 2021
Series A and Series B Preferred Stock	Series A Preferred Stock and Series B Preferred Stock, collectively
Series B Depositary Shares	The depositary shares, each representing 1/1000th interest in a share of Series B Preferred Stock
Series X Preferred Stock	The Series X Convertible Preferred Stock
Sildenafil Cream	Sildenafil Cream, 3.6%
SOX	Sarbanes-Oxley Act of 2002
SVB	Silicon Valley Bank
Takeda	Takeda Pharmaceutical Company Limited
Takeda Collaboration Agreement	The Company's Collaboration Agreement with Takeda dated November 1, 2006, as amended in February 2007 and February 2009
Talphera	Talphera, Inc. (formerly AcelRx Pharmaceuticals, Inc. or “AcelRx”)
Talphera APA	Asset Purchase Agreement dated March 12, 2023 between AcelRx (now Talphera) and Vertical related to the sale of DSUVIA from Talphera to Vertical
Talphera CPPA	The Company’s Payment Interest Purchase Agreement with Talphera dated January 11, 2024, referred to herein as “Talphera Commercial Payment Purchase Agreement” or “Talphera CPPA”
Talphera Marketing Agreement	Marketing Agreement dated April 3, 2023 between AcelRx (now Talphera) and Vertical
TGFβ	transforming growth factor beta
Twist	Twist Bioscience Corporation
Twist RPA	The Company’s Royalty Purchase Agreement with Twist dated October 21, 2024
U.S.	United States
VABYSMO®	faricimab-svoa
Vertical	Vertical Pharmaceuticals, LLC, a wholly-owned subsidiary of Alora
Viracta	Viracta Therapeutics, Inc. (successor-in-interest to Sunesis Pharmaceuticals, Inc.)
Viracta Assignment Agreements	Assignment and Novation Agreement by and among Viracta, the Company, and Day One dated December 3, 2024 and Intellectual Property Assignment between Viracta and the Company dated December 3, 2024
Viracta RPA	The Company's Royalty Purchase Agreement with Viracta dated March 22, 2021, as amended March 4, 2024
XACIATO™	Clindamycin phosphate vaginal gel 2%
XOMA	XOMA Royalty Corporation (formerly XOMA Corporation), a Delaware corporation, including subsidiaries
XRA	XRA 1 Corp. a wholly-owned subsidiary of the Company
XRL	XRL 1 LLC, a wholly-owned subsidiary of the Company
Zevra	Zevra Therapeutics, Inc. (formerly KemPharm Denmark A/S)
Zevra APA

Asset Purchase Agreement dated May 13, 2011 between LadRx and Orphazyme ApS, and assigned to Zevra as of June 1, 2022, related to the sale of arimoclomol from LadRx to Zevra (assumed by the Company as part of LadRx AAA)

PART I

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995, which are subject to the “safe harbor” created by those sections. Forward-looking statements are based on current expectations, estimates and forecasts, as well as our management’s beliefs and assumptions and on information currently available to them, and are subject to risks and uncertainties that are difficult to predict. In some cases you can identify forward-looking statements by words such as “may,” “will,” “should,” “might,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “targets,” “forecasts,” “potential,” “intend” “goal,” “guidance,” “strategy,” “continue,” “design” and similar words, expressions or the negative of such terms. Examples of forward-looking statements include, but are not limited to, statements regarding: trend analyses and statements regarding future events, future financial performance, anticipated growth, and industry prospects, our future operating expenses, our future losses, the success of our strategy as a royalty aggregator, the assumptions underlying our business model, the extent to which issued and pending patents may protect the products and processes in which we have an ownership or royalty interest and prevent the use of the covered subject matter by third parties, the potential of our existing product candidates to lead to the development of commercial products, our ability to receive potential milestone or royalty payments under license and collaboration agreements and the amount and timing of receipt of those payments, our ability to locate suitable assets to acquire, our ability to complete (on a timely basis or at all) and realize the benefits from acquisitions, uncertainties related to the acquisition of interest in development-stage and clinical-stage product candidates, fluctuations in our ability to predict our operating results and cash flows, and the sufficiency of our capital resources. Forward-looking statements are based on assumptions that may not prove accurate. Actual results and outcomes, or the timing of actual results and outcomes, could differ materially from those anticipated due to certain risks, including risks inherent in the biotechnology industry and for our licensees engaged in the development of new products in a regulated market. Among other things: there can be no assurance that our revenues, income, or expenses will meet any expectations or follow any trend(s); we may be unable to retain our key employees; litigation, arbitration or other disputes with third parties may have a material adverse effect on us; our product candidates subject to our out-license agreements are still being developed, and our licensees’ may require substantial funds to continue development which may not be available; we may not be successful in entering into out-license agreements for our product candidates; if our therapeutic product candidates do not receive regulatory approval, our third-party licensees will not be able to manufacture and market them; products or technologies of other companies may render some or all of our product candidates noncompetitive or obsolete; we do not know whether there will be, or will continue to be, a viable market for the products in which we have an ownership or royalty interest; even once approved, a product may be subject to additional testing or significant marketing restrictions, its approval may be withdrawn or it may be voluntarily taken off the market; and we and our licensees are subject to various state and federal healthcare related laws and regulations that may impact the commercialization of our or our third-party licensee’s product candidates and could subject us or them to significant fines and penalties. These and other risks and uncertainties may cause our actual results or outcomes, or the timing of our results or outcomes, to differ materially and adversely from those expressed in our forward-looking statements, including those related to current economic and financial market conditions, are identified below in Item 1, Business; Item 1A, Risk Factors; Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations; and other sections of this Annual Report on Form 10-K.

Forward-looking statements are inherently uncertain and you should not place undue reliance on these statements, which speak only as of the date that they were made. These cautionary statements should be considered in connection with any written or oral forward-looking statements that we may issue in the future. Except as required by law, we do not undertake any obligation to revise or update publicly any forward-looking statements after completion of the filing of this Annual Report on Form 10-K to reflect later events or circumstances, the occurrence of unanticipated events, or otherwise.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based on information available to us as of the date of this Annual Report on Form 10-K. While we believe that we have a reasonable basis for these statements, our information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely on these statements.

All references to “portfolio” in this Annual Report on Form 10-K are to milestone and/or royalty rights associated with a basket of product candidates in development.

We use our trademarks, trade names and services marks in this Annual Report on Form 10-K as well as trademarks, trade names and service marks that are the property of other organizations. Solely for convenience, trademarks and trade names referred to in this Annual Report appear without the ® and ™ symbols, but those references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or that the applicable owner will not assert its rights, to these trademarks and trade names.

Risk Factors Summary

Below is a summary of material factors that make an investment in our securities speculative or risky. Importantly, this summary does not address all of the risks and uncertainties that we face. Additional discussion of the risks and uncertainties summarized in this risk factors summary, as well as other risks and uncertainties that we face, can be found under “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K. The below summary is qualified in its entirety by that more complete discussion of such risks and uncertainties. You should consider carefully the risks and uncertainties described under “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K as part of your evaluation of the risks associated with an investment in our securities.

●	Our acquisitions of potential future royalty or milestone payments may not produce anticipated revenues or income.
●	We may not successfully complete or realize the expected business or financial benefits of our acquisitions or investments in companies that hold royalty assets.
●	Many of our potential royalty acquisitions may be associated with product candidates that are in clinical development and have not yet been commercialized. If our potential royalty providers’ therapeutic product candidates do not receive regulatory approval, our potential royalty providers will be unable to market them.
●	Actual or threatened epidemics, pandemics, outbreaks of disease, or other public health crises, natural disasters, political crises and other catastrophic events, and unstable market and macroeconomic conditions have and may in the future, adversely affect us, our licensees or royalty-agreement counterparties or their licensees.
●	Biopharmaceutical products are subject to sales risks and substantial competition and the volatility of the biotechnology industry may affect us indirectly as well as directly.
●	We depend on our third parties for the determination of royalty and milestone payments.
●	The lack of liquidity of our acquisitions of future potential milestones and royalties may adversely affect us.
●	Our royalty aggregator strategy may require that we register with the SEC as an “investment company” in accordance with the Investment Company Act of 1940.
●	We have sustained losses in the past, and we expect to sustain losses in the foreseeable future.
●	Our royalty aggregator strategy may require us to raise additional funds.
●	We have an obligation to pay quarterly dividends to holders of our Series A Preferred Stock and Series B Preferred Stock, and these stockholders have rights senior to those of our common stockholders.
●	Information available to us about the intellectual property or biopharmaceutical products underlying the potential royalties we buy may be limited and our future income is dependent on numerous potential milestone and royalty-specific assumptions that may prove inaccurate.
●	A large percentage of the calculated net present value of our portfolio is represented by a limited number of products, and the royalties that we acquire may fall outside the biopharmaceutical industry.
●	We may not be able to successfully identify and acquire potential milestone and royalty streams, and we may not be able to successfully manage the risks associated with integration.
●	Our royalty providers pursuing Rare Pediatric Disease designations may not qualify for a priority review voucher upon approval, obtain a faster development or regulatory review process, or increase the likelihood that their product candidates will receive marketing approval, and our royalty providers who receive priority review vouchers may not be successful in transferring them at all or at a favorable price.
●	Biological products and product candidates of our potential milestone and royalty providers may face more intense competition or competition sooner than anticipated.

●	Our potential royalty providers may be unable to price our products effectively or obtain coverage and adequate reimbursement for sales of our products.
●	We do not know whether there will be, or will continue to be, a viable market for the product candidates in which we have an ownership, milestone, or royalty interest.
●	Product liability claims may diminish the returns on biopharmaceutical products.
●	We and our potential royalty providers may be unable to protect our or their intellectual property, and litigation regarding intellectual property can be costly.
●	We and our partners rely heavily on license and collaboration relationships and our potential milestone and royalty providers may rely on other third parties to provide services.
●	The marketers of biopharmaceutical products are substantially responsible for the ongoing regulatory approval, commercialization, manufacturing and marketing of products.
●	Certain of our technologies are in-licensed from third parties, so our and our licensees’ use of them may be restricted and subject to additional risks.
●	We may not be able to attract and retain qualified personnel, and our employees may engage in misconduct or other improper activities.
●	Our information technology systems or data or those of our partners or contractors could be compromised, and our actual or perceived failure to comply with any data privacy or security obligations could lead to regulatory investigations or actions; litigation; fines and penalties; a disruption of our business operations; reputational harm; loss of revenue or profits; and other adverse consequences.
●	Even after FDA approval, a product may be subject to additional testing or significant marketing restrictions, its approval may be withdrawn, or it may be removed voluntarily from the market.
●	Healthcare reform measures and other statutory or regulatory changes could adversely affect our business.
●	We are subject to the U.S. Foreign Corrupt Practices Act and other anti-corruption laws, and as we or our potential milestone and royalty providers do more business internationally, we expect to become subject to additional political, economic and regulatory uncertainties.
●	Our share price may be volatile, which may subject us to litigation.
●	Our results of operations and liquidity needs could be materially negatively affected by market fluctuations or an economic downturn.
●	We may issue additional equity securities from time to time, and we may sell additional debt securities.
●	Our organizational documents contain provisions that may prevent transactions that could be beneficial to our stockholders and may insulate our management from removal.
●	We can provide no assurance that we will, at all times, in the future be able to report that our disclosure controls and internal controls over financial reporting are effective.
●	Stockholder and private lawsuits, and potential similar or related lawsuits, could result in substantial damages, divert management’s time and attention from our business, and have an adverse effect on us.

Item 1. BUSINESS

Overview and Strategy

XOMA is a biotech royalty aggregator. We have a sizable portfolio of economic rights to future potential milestone and royalty payments associated with partnered commercial and pre-commercial therapeutic candidates. Our portfolio was built through the acquisition of rights to future milestones, royalties and commercial payments since our royalty aggregator business model was implemented in 2017. These acquisitions build upon out-licensing agreements for proprietary products and platforms held within our portfolio. Our royalty aggregator business is primarily focused on early to mid-stage clinical assets, primarily in Phase 1 and 2 development, which we believe have significant commercial sales potential and that are licensed to well-funded partners with established expertise in developing and commercializing drugs. We also acquire milestone and royalty revenue streams on late-stage clinical assets or commercial assets that are designed to address unmet markets or have a therapeutic advantage over other treatment options, and have long duration of market exclusivity. We expect most of our future revenue and income to be based on payments we may receive for milestones and royalties associated with these assets as well as the periodic recognition of income under the EIR method.

Our strategy is to expand our portfolio by acquiring additional milestone and royalty revenue streams associated with product candidates from third parties. We believe expanding our portfolio through these acquisitions allows for further diversification across therapeutic areas and development stages.

Royalty Portfolio

The following tables highlight key assets included in our portfolio of potential future milestone and royalty payment streams. These tables do not include all assets because certain assets are subject to confidentiality agreements.

Commercial assets

ASSET NAME		COMPANY	DESCRIPTION	ROYALTY RATE
VABYSMO® (faricimab-svoa)	Roche	Angiopoietin-2 and VEGF-A bispecific antibody	0.5%
OJEMDATM (tovorafenib)	Day One	Pan-RAF inhibitor	Mid-single-digit
MIPLYFFATM (arimoclomol)	Zevra	Heat-shock protein modulator	Mid-single-digit
IXINITY®	Medexus	Recombinant Factor IX	Mid-single-digit
DSUVIA® (sufentanil sublingual tablet)	Talphera	Acute pain treatment	37.5-75% (DoD)
XACIATO TM (clindamycin phosphate)	Organon	Bioadhesive antibiotic gel	Low to high-single-digit

Phase 3 assets

ASSET NAME		COMPANY	DESCRIPTION	ROYALTY RATE
Cetrelimab (JNJ-63723283)	Johnson & Johnson	PD-1 antibody	0.75%
Ersodetug (RZ358)	Rezolute	INSR antibody	High-single-digit to mid-teens
Ficlatuzumab (AV-299)	LG Chem	HGF antibody	Low-single-digit
Mezagitamab (TAK-079)	Takeda	CD-38 antibody	4%
Ovaprene®	Bayer (option) (Daré Bioscience)	Hormone-free contraceptive	Low-single-digit
Rilvegostomig (AZD2936)	AstraZeneca	TIGITI/PD-1 bispecific antibody	Confidential
Seralutinib	Chiesi (Gossamer Bio)	Inhaled PDGFR, CSF1R, c-KIT inhibitor	Low to mid-single digit, net

Phase 2 assets

ASSET NAME		COMPANY	DESCRIPTION	ROYALTY RATE
Acimtamig (AFM13)	Affimed	CD30/CD16A innate cell engager	Confidential
AFM24	Affimed	EGFR/CD16A innate cell engager	Confidential
Aldoxorubicin	LadRx	Albumin-linked formulation of doxorubicin	Low-single-digit
G03-52-01	National Resilience	Botulinum neurotoxin antibodies	15%
PBF-677	Palobiofarma	Adenosine A3 receptor inhibitor	Low-single-digit
PBF-680	Palobiofarma	Adenosine A1 receptor inhibitor	Low-single-digit
RZ-402	Rezolute	Plasma kallikrein inhibitor	Low-single-digit
Sildenafil cream, 3.6%	Daré Bioscience	PDE-5 inhibitor	Low-single-digit
Vidutolimod (CMP-001)	Regeneron	Virus-like particle containing a TLR9 agonist	High-single-digit to double-digit
Vosaroxin	Denovo Biopharma	Topoisomerase II inhibitor	High-single-digit

other Assets

ASSET NAME		COMPANY	DESCRIPTION	ROYALTY RATE
AB101	Rezolute	Injectable basal insulin	Low-single-digit
COM902	Compugen	TIGIT antibody	Confidential
MNPR-101	Monopar Therapeutics	Urokinase plasminogen activator receptor (uPAR) radioimmunotherapeutic	None
MT-0169	Molecular Templates	Anti-CD-38 immunotoxin	4%
PBF-999	Palobiofarma	Adenosine A2a receptor/ PDE-10 inhibitor	Low-single-digit
PBF-1129	Palobiofarma	Adenosine A2b receptor inhibitor	Low-single-digit
PBF-1650	Palobiofarma	Adenosine A3 receptor inhibitor	Low-single-digit
>60 early-stage assets	Twists’ >30 Partners	Multiple targets	50% of up to low-single-digits

Acquisitions – Commercial Programs

VABYSMO - Affitech Commercial Payment Purchase Agreement

In October 2021, we entered into the Affitech CPPA, pursuant to which we purchased a future stream of commercial payment rights to Roche’s VABYSMO® (faricimab-svoa) from Affitech for an upfront payment of $6.0 million. We are eligible to receive commercial payments from Roche consisting of 0.5% of future net sales of faricimab for a ten-year period following the first commercial sales in each applicable jurisdiction. Commercial payments are due from Roche to us within 60 days of December 31 and June 30 of each year. VABYSMO is approved by the FDA and the EMA for the treatment of wet, or neovascular, age-related macular degeneration and diabetic macular edema. It is also approved by the FDA and the EMA for the treatment of retinal vein occlusion.

Pursuant to the Affitech CPPA, we received commercial payments totaling $16.9 million in 2024 and $7.3 million in 2023. Based on net sales of VABYSMO in 2023, we paid Affitech milestones totaling $6.0 million in March 2024. Based on net sales of VABYSMO in 2024, we paid Affitech an additional $6.0 million in March 2025, representing the final milestones due to Affitech. In February 2025, we received a commercial payment of $11.1 million based on sales of VABYSMO during the second half of 2024.

OJEMDA - Viracta Royalty Purchase Agreement

In March 2021, we entered into the Viracta RPA, pursuant to which we acquired the right to receive future royalties, milestone payments, and other payments related to Day One’s tovorafenib (OJEMDA) and Denovo’s vosaroxin. We made an upfront payment of $13.5 million and acquired the right to receive (i) up to $54.0 million in potential milestone payments, royalties on sales, and other payments related to OJEMDA, excluding up to $5.0 million in certain payments retained by Viracta, and (ii) up to $57.0 million in potential regulatory and commercial milestone payments and high-single-digit royalties on sales related to vosaroxin, if approved.

In October 2023, we earned a $5.0 million milestone payment related to the FDA’s acceptance of Day One’s NDA for tovorafenib as a monotherapy in relapsed or progressive pediatric low-grade glioma. In April 2024, the FDA approved OJEMDA and we earned a $9.0 million milestone payment. In May 2024, Day One sold its priority review voucher for $108.0 million and we received a payment of $8.1 million.

We are also eligible to receive mid-single-digit royalties on sales of OJEMDA, and in 2024, we earned $2.7 million in royalties.

MIPLYFFA - LadRx Agreements

In June 2023, we entered into the LadRx AAA pursuant to which we acquired from LadRx all of its rights, title and interests related to arimoclomol (MIPLYFFA) under the Zevra RPA. The purchased rights related to arimoclomol included potential regulatory and commercial milestone payments of up to $52.5 million (net of certain payment obligations of up to $9.5 million based on a portion of the regulatory and commercial milestone payments) and potential royalty payments in low single-digit percentages of aggregate net sales associated with arimoclomol.

We also entered into the LadRx RPA, pursuant to which we acquired the right to receive all of the future royalties, regulatory and commercial milestone payments as well as other related payments due to LadRx from ImmunityBio related to aldoxorubicin under the ImmunityBio License Agreement. The purchased payments related to aldoxorubicin included potential regulatory and commercial milestone payments of up to $342.7 million and royalty payments on aggregate net sales of aldoxorubicin in the low to mid-teens for sales of orphan indications and mid to high-single-digit percentages for sales of other licensed products.  In June 2024, the ImmunityBio License Agreement was terminated, and we entered into an amendment to the LadRx RPA. Under the LadRx RPA, as amended, we are eligible to receive potential low single-digit percentage royalty payments on aggregate net sales of aldoxorubicin if LadRx or any of its affiliates commercializes aldoxorubicin. Additionally, the amendment removed the $4.0 million regulatory milestone payment payable to LadRx under the original agreement that had been contingent upon the achievement of a specified regulatory milestone for the product candidate related to aldoxorubicin. If LadRx licenses aldoxorubicin to an applicable third party, we are eligible to receive potential high single-digit percentage royalty payments on aggregate net sales of aldoxorubicin and a portion of any potential future milestone payments.

Upon closing of the LadRx Agreements, we paid LadRx an upfront payment of $5.0 million.  In January 2024, Zevra announced the FDA accepted its NDA resubmission for arimoclomol, and pursuant to the LadRx AAA, we paid LadRx a $1.0 million milestone payment. In September 2024, the FDA approved MIPLYFFA for use in combination with miglustat for the treatment of neurological manifestations of Niemann-Pick Disease Type C (“NPC”) in adult and pediatric patients two years of age and older. Upon notice of the first commercial sale in November 2024, we paid LadRx an additional $1.0 million milestone payment. We earned a net milestone payment of $2.2 million upon FDA approval of MIPLYFFA, and we are eligible to receive mid-single-digit royalties on sales of MIPLYFFA. In March 2025, we received a cash payment of $0.4 million for sales of MIPLYFFA in the fourth quarter of 2024.

IXINITY - Aptevo Commercial Payment Purchase Agreement

In March 2023, we entered into the Aptevo CPPA, pursuant to which we acquired the full commercial payment stream and a portion of the milestone rights to IXINITY [a coagulation factor IX (recombinant)], which is marketed by Medexus for the control and prevention of bleeding episodes and postoperative management in people with Hemophilia B. We are eligible to receive a mid-single-digit percentage payment stream on all IXINITY sales from January 1, 2023, until the first quarter of 2035 and may receive milestone payments. Under the terms of the Aptevo CPPA, in 2023 we paid Aptevo a $9.6 million upfront payment plus a $50,000 one-time payment when the first commercial payment exceeded $0.5 million.

Pursuant to the Aptevo CPPA, we received commercial payments totaling $1.6 million in 2024 and $1.7 million in 2023.

XACIATO - Daré Royalty Purchase Agreements

In April 2024, we entered into the Daré RPAs pursuant to which we paid $22.0 million in cash to Daré in consideration for (i) 100% of all remaining royalties related to XACIATO not already subject to the royalty-backed financing agreement Daré entered into in December 2023 and net of payments owed by Daré to upstream licensors, which equates to royalties ranging from low to high-single-digits, and of all potential commercial milestones related to XACIATO that are payable to Daré under the Daré Organon License Agreement, (ii) a 4% synthetic royalty on net sales of OVAPRENE and a 2% synthetic royalty on net sales of Sildenafil Cream, which will decrease to 2.5% and 1.25%, respectively, upon us achieving a pre-specified return threshold, and (iii) a portion of Daré’s right to a certain milestone payment that may become payable to Daré under the Bayer License Agreement. The Daré RPAs also provide for milestone payments to Daré of $11.0 million for each successive $22.0 million received by us under the Daré RPAs after achievement of a return threshold of $88.0 million.

Receipts pursuant to the Daré RPAs were negligible in 2024.

DSUVIA - Talphera Commercial Payment Purchase Agreement

In January 2024, we acquired an economic interest in DSUVIA (sufentanil sublingual tablet) from Talphera for $8.0 million. DSUVIA was approved in 2018 by the FDA for use in adults in certified medically supervised healthcare settings. In April 2023, Talphera divested DSUVIA to Alora Pharmaceuticals for an upfront payment, a 15% royalty on commercial net sales, a 75% royalty on net sales to the DoD, and up to $116.5 million in milestone payments. Under the terms of the agreement, we are entitled to receive 100% of all royalties and milestones related to DSUVIA sales until we receive $20.0 million. Once we receive $20.0 million, the 75% royalties generated from DoD purchases and the remaining $116.5 million in potential milestone payments due from Alora will be shared equally between us and Talphera. We will fully retain the 15% royalty associated with DSUVIA commercial sales. In November 2024, Alora discontinued commercial sales of DSUVIA. We remain eligible for payments from sales to the DoD.

Pursuant to the Talphera CPPA, we received $0.1 million in commercial payments in 2024.

Based on updates received in November 2024, we evaluated the status of the program for potential credit losses in the fourth quarter of 2024 and determined no payments were probable to be received under the Talphera CPPA as of December 31, 2024. Accordingly, we recorded credit losses on purchased receivables of $7.9 million representing the full remaining carrying value of this transaction.

Acquisitions - Pre-Commercial Programs

Pulmokine Acquisition

In November 2024, we acquired Pulmokine to obtain an economic interest in seralutinib, a Phase 3 asset being studied in pulmonary arterial hypertension (PAH). We acquired all outstanding shares of Pulmokine for a $20.0 million cash payment at closing. In addition, we will pay success-based consideration contingent on future development and commercial performance to Pulmokine stockholders. In 2017, Pulmokine licensed seralutinib to Gossamer Bio, Inc., and in 2024, Gossamer Bio signed a global collaboration and license agreement with Chiesi Farmaceutici S.p.A. Subject to the terms of those agreements, we are eligible to receive net royalties ranging from the low to mid-single-digits on commercial sales and we will retain a portion of milestone payments.

Kinnate Acquisition

In April 2024, we acquired Kinnate through a tender offer for (i) $2.5879 in cash per share of Kinnate common stock, plus (ii) one non-transferable contractual CVR per share of Kinnate common stock. Following the merger, Kinnate continued as our wholly-owned subsidiary.

As part of the Kinnate Merger Agreement, we acquired an IPR&D asset related to KIN-3248, a Fibroblast Growth Factor Receptors inhibitor designed for the treatment of patients with intrahepatic cholangiocarcinoma and urothelial carcinoma as well as certain other solid tumors; the molecule is currently in a Phase 1 clinical study. Additionally, we acquired pre-clinical intangible assets related to IP for the following: (i) KIN-8741, a highly selective c-MET inhibitor with broad mutational coverage, including acquired resistance mutations, in certain solid tumors driven by exon 14-altered and/or amplified c-MET; (ii) KIN-7136, a brain-penetrant MEK inhibitor; and (iii) CDK4, a potential brain-penetrant selective CDK4 inhibitor (collectively, the “Kinnate Pre-Clinical Assets”) .

Each Kinnate CVR represents the right to receive potential payments pursuant to the terms and subject to the conditions of the Kinnate CVR Agreement. CVR holders are eligible to receive 100% of the net proceeds received within five years of the closing date resulting from the license of exarafenib to Pierre Fabre, which was executed prior to the merger closing date. In addition, they are eligible to receive 85% of net proceeds, if any, from any license or other disposition of any Kinnate Pre-Clinical Asset that occurs within one year of the merger closing date. We expect to finalize licensing the Kinnate Pre-Clinical Assets in the first quarter of 2025. Under the Kinnate CVR Agreement, we are responsible for the collection and disbursement of any proceeds to which Kinnate CVR holders could be entitled to Broadridge, the Kinnate CVR holders’ rights agent.

Twist Bioscience Royalty Purchase Agreement

In October 2024, we entered into the Twist RPA. Under the terms of the agreement, we acquired 50% of certain contingent payments (including royalties, milestone payments, sublicense income, and option exercise payments) related to Twist’s 60-plus early-stage programs across over 30 partners for a $15.0 million upfront payment. We are eligible to receive up to $0.5 billion in milestone payments and a 50% share of up to low-single-digit royalties on future commercial sales.

Kuros Royalty Purchase Agreement

In July 2021, we entered into the Kuros RPA, pursuant to which we acquired the rights to 100% of the potential future royalties from commercial sales, which are tiered from high-single-digit to low double-digits, and up to $25.5 million in pre-commercial milestone payments associated with an existing license agreement related to Checkmate Pharmaceuticals’ vidutolimod (CMP-001), a Toll-like receptor 9 agonist packaged in a virus-like particle, for an upfront payment of $7.0 million. We may pay additional sales-based milestone payments to Kuros of up to $142.5 million, representing a portion of the future royalties on commercial sales.

In May 2022, Regeneron completed its acquisition of Checkmate Pharmaceuticals resulting in a $5.0 million milestone payment to Kuros. Pursuant to the Kuros RPA, we were entitled to 50% of the milestone payment, which we received in July 2022.

Palobiofarma Royalty Purchase Agreement

In September 2019, we entered into the Palo RPA, pursuant to which we acquired the rights to potential royalty payments in low-single-digit percentages of aggregate net sales associated with six product candidates in various clinical development stages, targeting the adenosine pathway with potential applications in solid tumors, non-Hodgkin’s lymphoma, asthma/chronic obstructive pulmonary disease, ulcerative colitis, idiopathic pulmonary fibrosis, lung cancer, psoriasis, nonalcoholic steatohepatitis and other indications (the “Palo Licensed Products”) that are being developed by Palo. Under the terms of the Palo RPA, we paid Palo an upfront payment of $10.0 million for the rights to potential royalty payments on future potential sales of the Palo Licensed Products.

Agenus Royalty Purchase Agreement

In September 2018, we entered into the Agenus RPA. Based on updates received in July 2024, we evaluated the status of the program for potential credit losses in the third quarter of 2024 and determined no payments were probable to be received under the Agenus RPA as of September 30, 2024. Accordingly, we recorded credit losses on purchased receivables of $14.0 million representing the full remaining carrying value of this transaction.

Aronora Royalty Purchase Agreement

In April 2019, we entered into the Aronora RPA. Based on updates received in April 2024, we evaluated the status of the program for potential credit losses in the second quarter of 2024 and determined no payments were probable to be received under the Aronora RPA as of June 30, 2024. Accordingly, we recorded credit losses on purchased receivables of $9.0 million representing the full remaining carrying value of this transaction.

Selected Legacy Programs Underlying Our Portfolio

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

In February 2009, we expanded our existing collaboration to provide Takeda with access to multiple antibody technologies, including a suite of research and development technologies and integrated information and data management systems. We may receive milestones of up to $3.3 million per discovery product candidate and low-single-digit royalties on future sales of all antibody products subject to this license. Our right to milestone payments expires on the later of the receipt of payment from Takeda of the last amount to be paid under the agreement or the cessation by Takeda of all research and development activities with respect to all program antibodies, collaboration targets or collaboration products. Our right to royalties expires on the later of 10 years from the first commercial sale of such royalty-bearing discovery product or the expiration of the last-to-expire licensed patent.

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

Under the terms of the license agreement, Rezolute is responsible for all development, regulatory, manufacturing and commercialization activities associated with RZ358 and is required to make certain development, regulatory and commercial milestone payments to us of up to an aggregate of $232.0 million based on the achievement of pre-specified criteria. Under the license agreement, we are also eligible to receive royalties ranging from the high-single-digits to the mid-teens based upon annual net sales of any commercial product incorporating RZ358. Rezolute’s obligation to pay royalties with respect to a particular RZ358 product and country will continue for the later of the date of expiration of the last valid patent claim covering the product in each country, or 12 years from the date of the first commercial sale of the product in each country. Rezolute’s future royalty obligations in the U.S. will be reduced by 20% if the manufacture, use or sale of a licensed product is not covered by a valid patent claim, until such a claim is granted.

Pursuant to the license agreement, we are eligible to receive a low-single-digit royalty on sales of Rezolute’s other non-RZ358 products from its current programs, including RZ402 which has completed a Phase 2 clinical study.

Rezolute’s obligation to pay royalties with respect to a particular Rezolute product and country will continue until the later of 12 years from the date of the first commercial sale of the product in each country or for so long as Rezolute or its licensee is selling such product in any country, provided that any such licensee royalty will terminate upon the termination of the licensee’s obligation to make payments to Rezolute based on sales of such product in each country.

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

In December 2023, Rezolute announced it had initiated a Phase 3 clinical study for RZ358 in congenital hyperinsulinism, and in April 2024, we earned a $5.0 million milestone payment for the first patient dosed in this trial.

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

In 2023, we earned a total of $1.5 million in milestone payments from Janssen, which included five milestone payments for IND filings and one milestone payment upon dosing of the first patient in a Phase 3 clinical trial evaluating one of Janssen’s biologic assets. There were no milestone payments earned pursuant to this agreement in 2024.

Novartis – Anti-CD40 Antibody

In February 2004, we entered into an exclusive, worldwide, multi-product collaboration agreement with Chiron to research, develop and commercialize multiple antibody product candidates for the treatment of cancer, and such agreement was replaced with the Chiron Collaboration Agreement entered into in May 2005. In 2006, Novartis closed its acquisition of Chiron at which time Novartis acquired Chiron’s interest in the Chiron Collaboration Agreement, which was subsequently restructured in July 2008 and amended in April 2010, September 2015, and February 2018. The agreement was terminated in January 2025.

Stock Repurchase Program

In January 2024, the Board authorized our first stock repurchase program, which permits us to purchase up to $50.0 million of our common stock through January 2027. Under the program, we have discretion in determining the conditions under which shares may be purchased from time to time, including through transactions in the open market, in privately negotiated transactions, under plans compliant with Rule 10b5-1 under the Exchange Act, or by other means in accordance with applicable laws. The manner, number, price, structure, and timing of the repurchases, if any, will be determined at our sole discretion and repurchases, if any, depend on a variety of factors, including legal requirements, price and economic and market conditions, royalty and milestone acquisition opportunities, and other factors. The repurchase authorization does not obligate us to acquire any particular amount of our common stock. The Board may suspend, modify, or terminate the stock repurchase program at any time without prior notice.

As of December 31, 2024, we had purchased a total of 660 shares of our common stock pursuant to the stock repurchase plan for $13,000.

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

Licensee	Program	Representative Patents/Applications	Subject Matter	Expected Last Expiration in Patent Family
Rezolute	Anti-INSR	US 9,944,698 EP 2 480 254 JP 5849050 US 10,711,067 EP 3 265 491A1 WO2023225657A2*	Insulin receptor-modulating antibodies having the functional properties of RZ358 Methods of treating or preventing post-prandial hypoglycemia after gastric bypass surgery using a negative modulator antibody to the insulin receptor RZ358 formulations	2030 2036 2043
Ology Bioservices	Anti-BoNT	US 8,821,879 EP 2 473 191	Coformulations of anti- botulinum neurotoxin antibodies	2030
Various	Phage display libraries	US 8,546,307 EP 2 344 686	XOMA phage display library components	2032
AVEO	Anti-HGF	US 7,649,083**	Human-Engineered anti-HGF antibodies and uses thereof	2028
Alexion	Anti-PTH1R	US 10,519,250 EP 3 490 600A1	Parathyroid Hormone Receptor 1 Antibodies and Uses Thereof	2037
Day One	OJEMDA	US 8,293,752*** US 8,802,657*** US 9,556,177*** US 9,920,048*** EP3231798B1*** EP2167489B1***	Compositions of matter and methods of use of tovorafenib	2031

* Jointly owned with Rezolute, Inc.

** Jointly owned with AVEO Pharmaceuticals, Inc.

*** Jointly owned with Day One Biopharmaceuticals, Inc.

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

We seek to protect our proprietary information, in part, by confidentiality agreements with our employees, consultants and partners. These parties may breach these agreements, and we may not have adequate remedies for any breach. To the extent that we or our consultants or partners use intellectual property owned by others, we may have disputes with our consultants or partners or other third parties as to the rights in related or resulting know-how and inventions.

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

Corporate Information

We were incorporated in Delaware in 1981 and redomiciled as a Bermuda-exempted company in December 1998. Effective December 31, 2011, we redomiciled from Bermuda to Delaware and changed our name from XOMA Ltd. to XOMA Corporation. Effective July 10, 2024, the name XOMA Corporation was changed to XOMA Royalty Corporation. References to the “Company” and “XOMA” before December 31, 1998 or after December 31, 2011, refer to XOMA Royalty Corporation, a Delaware corporation; references to the “Company” and “XOMA” between December 31, 1998 and December 31, 2011 refer to XOMA Ltd., a Bermuda company.

Our principal executive offices are located at 2200 Powell Street, Suite 310, Emeryville, California 94608. Our telephone number at our principal executive offices is (510) 204-7200. Our website address is www.xoma.com. The information found on our website is not part of this or any other report filed with or furnished to the SEC.

Employees

We rely on a small number of skilled, experienced, and innovative employees to conduct our operations. As of March 13, 2025, we employed 13 full-time employees who were primarily engaged in executive, business development, legal, finance and administrative positions. We also utilize independent contractors and consultants to supplement our workforce.

Item 1A. RISK FACTORS

In evaluating our business, you should carefully consider the following discussion of material risks, events and uncertainties that make an investment in us speculative or risky in addition to the other information included in this Annual Report. A manifestation of any of the following risks and uncertainties could, in circumstances we may or may not be able to accurately predict, materially and adversely affect our business and operations, growth, reputation, prospects, operating and financial results, financial condition, cash flows, liquidity and stock price. Some of the factors, events and contingencies discussed below may have occurred in the past, but the disclosures below are not representations as to whether or not the factors, events or contingencies have occurred in the past, and instead reflect our beliefs and opinions as to the factors, events, or contingencies that could materially and adversely affect us in the future. The risks and uncertainties described below are not the only ones we face. Our operations could also be affected by factors, events or uncertainties that are not presently known to us or that we currently do not consider to present significant risks to our business. Therefore, you should not consider the following risks to be a complete statement of all the potential risks or uncertainties that we face.

Risks Related to our Royalty Aggregator Strategy

Our acquisitions of potential future royalty and/or milestone payments may not produce anticipated revenues or income and/or may be negatively affected by a default or bankruptcy of the licensor(s) or licensee(s) under the applicable license agreement(s) covering such potential royalties and/or milestones, and if such transactions are secured by collateral, we may be, or may become, under-secured by the collateral or such collateral may lose value and we will not be able to recuperate our capital expenditures associated with the acquisition.

We routinely review opportunities to acquire future royalties, milestone payments and other payments related to drug development and sales as part of our royalty aggregator strategy or to acquire companies that hold royalty assets. Generally, at any time, we seek acquisition opportunities in various stages of active review, including, for example, our engagement of consultants and advisors to analyze particular opportunities, and technical, financial and other confidential information and assist with the submission of indications of interest and involvement as a bidder in competitive auctions. Many potential acquisition targets do not meet our criteria, and for those that do, we may face significant competition for these acquisitions from other royalty buyers and enterprises. These unsuccessful attempts to acquire new royalties could result in significant costs to us, could hurt our reputation and divert management and financial resources. Competition for future asset acquisition opportunities in our markets could increase the price we pay for such assets and could reduce the number of potential acquisition targets. The success of our acquisitions is based on our ability to make accurate assumptions regarding the valuation, probability, timing and amount of potential future royalty and milestone payments, as well as the viability of the underlying technology and intellectual property. The failure of any of these acquisitions to produce anticipated revenues may materially and adversely affect our financial condition and results of operations.

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

Additionally, we may not be able to complete or realize the expected business or financial benefits from our potential acquisitions or investments in companies that hold royalty assets, including our acquisitions of Kinnate and Pulmokine.  Acquisitions and other similar transactions, arrangements and investments involve numerous risks and could create unforeseen operating difficulties and expenditures, including:

●	the possibility that competing offers will be made;
●	potential failure to successfully complete the acquisition or transaction in a timely manner, or at all, which may in turn, adversely affect us or our target’s business and the price of us or their respective common stock;
●	potential failure to achieve the expected benefits on a timely basis or at all;
●	our ability to integrate the acquired assets into our business;
●	brand or reputational harm associated with our strategic investments or acquired companies;
●	challenges converting the acquired company’s revenue recognition policies and forecasting the related revenues;
●	division of financial and managerial resources from existing operations;
●	challenges entering into new markets in which we have little or no experience or where competitors may have stronger market positions;
●	difficulties and strain on resources in integrating acquired operations, technologies, assets and personnel;

●	regulatory challenges from antitrust or other regulatory authorities that may block, delay or impose conditions (such as divestitures, ownership or operational restrictions or other structural or behavioral remedies) on the completion of transactions or the integration of acquired operations;
●	failure to fully assimilate, integrate or retrain acquired employees, which may lead to retention risk with respect to both key acquired employees and our existing key employees or disruption to existing teams;
●	inability to generate sufficient revenue or income to offset acquisition or investment costs;
●	challenges with the acquired company’s customers and partners, including the inability to maintain such relationships and changes to perception of the acquired business as a result of the acquisition;
●	potential for acquired products to impact the profitability of existing products;
●	unanticipated expenses related to acquired assets or its integration into our business;
●	known and potential unknown liabilities associated with the acquired businesses, including due to litigation;
●	difficulties in and financial costs of addressing acquired compensation structures inconsistent with our compensation structure;
●	additional stock-based compensation issued or assumed in connection with the acquisition, including the impact on stockholder dilution and our results of operations;
●	ineffective or inadequate controls, procedures and policies at the acquired company; and
●	the tax effects of any such acquisitions including related integration and business operation changes, and assessment of the impact on the realizability of our future tax assets or liabilities.

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

We may seek to expand our market opportunity by acquiring securities issued by other companies, including biopharmaceutical companies. The value of these securities may fluctuate and may depreciate. Additionally, in many cases, we will not control the companies in which we acquire securities, and as a result, we may have limited ability to determine management, operational decisions or policies. These transactions may face risks, uncertainties and liabilities that our due diligence may fail to discover, that are not disclosed to us, or that we inadequately assess. In addition, as a result of our activities, we may receive material non-public information about other companies, and we may be delayed or prevented from selling securities of those companies when we would otherwise choose to do so, and such delay or prohibition may result in a loss or reduced gain on such securities.

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

As part of our royalty aggregator strategy, we may continue to purchase future potential milestone and royalty streams associated with product candidates which are in clinical development and have not yet received marketing approval by any regulatory authority or been commercialized. There can be no assurance that the FDA, the EMA or other regulatory authorities will approve such products or that such products can be brought to market on a timely basis or at all, or that the market will be receptive to such products. To the extent that any such product candidates are not successfully developed and subsequently commercialized, the value of our acquired potential milestone and royalty streams may be negatively affected. The ultimate success of our royalty aggregator strategy depends on our ability to properly identify and acquire high quality products and the ability of the applicable counterparty to innovate, develop and commercialize their products in increasingly competitive and highly regulated markets. Their inability to do so may negatively affect potential royalty and/or milestone payments. In addition, we are dependent, to a large extent, on third parties to enforce certain rights for our benefit, such as prosecution, maintenance and protection of a patent estate, adequate reporting and other protections, and their failure to do so could negatively impact our financial condition and results of operations.

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

In addition, the developers of these development-stage product candidates may not be able to raise additional capital to continue their discovery, development and commercialization activities, which may cause them to delay, reduce the scope of, or eliminate one or more of their clinical trials or research and development programs, if such programs are continued at all. If other product developers introduce and market products that are more effective, safer, less invasive or less expensive than the relevant products that generate our royalties, or if such developers introduce their products prior to the competing products underlying our royalties, such products may not achieve commercial success and thereby result in reduced royalties or losses.

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

Actual or threatened epidemics, pandemics, outbreaks of disease, or other public health crises have in the past, and may in the future, adversely affect us and our licensees or royalty-agreement counterparties or their licensees, which could cause delays or elimination of our receipts of potential milestones and royalties under our licensing or royalty and milestone acquisition arrangements.

Actual or threatened epidemics, pandemics, outbreaks of disease, or other public health crises have in the past and may in the future adversely impact us, our licensees or royalty-agreement counterparties or their licensees, which have in the past and could in the future, cause delays, suspensions or cancellations of their drug development efforts including, without limitation, their clinical trials, which would correspondingly delay, suspend or negate the timing of our potential receipts of milestones and royalties under our out-licensing or royalty acquisition agreements. These disruptions to our licensees or RPA counterparties or their licensees could include, without limitation:

●	delays or difficulties in recruiting and enrolling new patients in their clinical trials;
●	delays or difficulties in clinical site initiation;
●	diversion of healthcare resources away from the conduct of clinical trials, including the diversion of hospitals serving as their clinical trial sites and hospital staff supporting the conduct of their clinical trials;
●	interruption of key clinical trial activities, such as clinical trial site monitoring patient dosing and data analysis;
●	limitations in employee resources that would otherwise be focused on the conduct of their clinical trials, including because of sickness of employees or their families or the desire of employees to avoid contact with large groups of people;
●	interruption in global shipping that may affect the transport of clinical trial supplies and materials;
●	potential refusal by the FDA to accept data, including from clinical trials in affected geographies or failure to comply with updated FDA guidance and expectations related to the conduct of clinical trials during pandemics;
●	other delays in the development of product candidates underlying our biopharmaceutical assets;
●	delays in receiving approval from the FDA, the EMA and other U.S. and foreign federal, state and local regulatory authorities to initiate their planned clinical trials or to market their products; and
●	difficulty accessing capital or credit markets on favorable terms, if at all, which could affect our ability to fund our business operations.

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

The biopharmaceutical industry is a highly competitive and rapidly evolving industry. The length of any product’s commercial life cannot be predicted with certainty. There can be no assurance that one or more products on which we are entitled to a potential milestone or royalty will not be rendered obsolete or non-competitive by new or alternate products or improvements made to existing products on which we are not entitled to a potential milestone or royalty, either by the current marketer of such products or by another marketer. Current marketers of products may undertake these development efforts in order to improve their products or to avoid paying our royalty. Adverse competition, obsolescence or governmental and regulatory action or healthcare policy changes could significantly affect the revenues, including royalty-related revenues, of the products which generate our potential milestones and royalties.

Competitive factors affecting the market position and success of each product may include:

●	effectiveness;
●	safety and side effect profile;
●	price, including third-party insurance reimbursement policies;
●	timing and introduction of the product;
●	effectiveness of marketing and commercialization strategy and execution;
●	market acceptance;
●	manufacturing, supply and distribution;
●	intellectual property protections;
●	governmental regulation, including price caps;
●	availability of lower-cost generics and/or biosimilars;
●	treatment innovations that eliminate or minimize the need for a product; and
●	product liability claims.

Biopharmaceutical products that have the potential to generate future milestones and royalties for us may be rendered obsolete or non-competitive by new or alternative products, including generics and/or biosimilars, improvements on existing products, more effective marketing or commercialization, or governmental or regulatory action. In addition, biopharmaceutical companies increasingly devote significant resources to innovate next-generation products and therapies using gene editing and new curative modalities, such as cell and gene therapy, which may cause products on which we have a milestone or royalty rights to become obsolete. These developments could have a material adverse effect on the sales of the biopharmaceutical products that have potential to generate our milestones and royalties, and consequently could materially adversely affect our business, financial condition and results of operations.

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

The royalty, milestone and other payments we may receive are dependent on our licensees and royalty agreement counterparties and their licensees’ achievement of regulatory and developmental milestones and product sales. Each licensee’s calculation of the royalty payments is subject to and dependent upon the adequacy and accuracy of its sales and accounting functions, and errors may occur from time to time in the calculations made by a licensee and/or a licensee may fail to report the achievement of royalties or milestones in whole or in part. Our license and royalty agreements typically provide us the primary or back-up right to audit the calculations and sales data for the associated royalty payments; however, such audits may occur many months following our recognition of the royalty revenue or income, may require us to adjust our royalty revenues or income in later periods and may require expense on our part. Further, our licensees and royalty-agreement counterparties (and their licensees) may be uncooperative or have insufficient records, which may complicate and delay the audit process.

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

The rules and interpretations of the SEC and the courts relating to the definition of “investment company” are very complex. We do not believe we are an “investment company” under applicable SEC rules, and we currently intend to conduct our operations so as not to be considered an “investment company.” In particular, on an unconsolidated basis, we believe that less than 40% of our total assets (less any cash items or holdings in U.S. government securities) currently consist of holdings in “investment securities.” This conclusion is largely dependent on our analysis that XOMA (US) LLC, our primary subsidiary, is not an investment company in reliance on the exclusion from the definition of an investment company provided in Section 3(c)(5)(A) of the ’40 Act, as interpreted by the staff of the SEC in a no-action letter issued to Royalty Pharma plc on August 13, 2010. Nevertheless, we can provide no assurance that the SEC will not take the position that we are required to register under the ’40 Act and comply with the ’40 Act’s registration and reporting requirements, capital structure requirements, affiliate transaction restrictions, conflict of interest rules, requirements for disinterested directors, and other substantive provisions. We intend to continue to monitor our assets and income for compliance under the ’40 Act and seek to conduct our business activities in a manner such that we do not fall within its definitions of “investment company” or such that we qualify under one of the exemptions or exclusions provided by the ’40 Act and related SEC regulations. However, if we were to be considered an “investment company” and become subject to the restrictions of the ’40 Act, those restrictions likely would require significant changes in the way we do business and add significant administrative costs and burdens to our operations. Additionally, we may need to take various actions which we might otherwise not pursue in order to not come within scope of the ’40 Act. These actions may include, among others, restructuring the Company and/or modifying our mixture of assets and income or a liquidation of certain of our assets.

Our licensees or royalty-agreement counterparties or their licensees could be subject to natural disasters, public health crises, political crises and other catastrophic events that could hinder or disrupt development efforts.

We depend on our licensees and royalty-agreement counterparties and their licensees to successfully develop and commercialize product candidates for which we may receive milestone, royalty and other payments in the future. Our licensees and royalty-agreement counterparties and their licensees operate research and development efforts in various locations in the U.S. and internationally. If any of their facilities or operations are affected by natural disasters, such as earthquakes, tsunamis, power shortages or outages, floods, monsoons or wild fires; public health crises, such as pandemics and epidemics; geopolitical instability; changes in trade policies, including tariffs or other trade restrictions or the threat of such actions; crises such as terrorism, war, or political instability; labor disputes or strikes; other conflict, including the ongoing conflict in Ukraine, conflict in the Middle East and surrounding areas and rising tensions between China and Taiwan; or other events outside of their control, their research and development efforts could be disrupted, which could result in the delay or discontinuation of development of one or more of the product candidates in which we have rights to future milestone and/or royalty payments which could have a material adverse effect on our business, results of operations and prospects.

In addition, the current U.S. Presidential administration has indicated that it plans to pursue changes to various regulatory policies from prior administrations, some of which have already started to be implemented. As a result, there is uncertainty as to how these and other potential legal and regulatory changes may impact the business of our licensees or royalty-agreement counterparties or their licensees. For example, President Trump has pledged to impose tariffs on pharmaceuticals and other products, some of which have already started to be implemented. These tariffs and retaliatory measures taken by other nations in response may adversely impact the business of our licensees or royalty-agreement counterparties or their licensees.

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

We have incurred significant operating losses and negative cash flows from operations since our inception. We generated net losses of $13.8 million and negative cash flows from operations of $13.7 million for the year ended December 31, 2024, and we had an accumulated deficit of $1.2 billion as of December 31, 2024. We do not know whether we will ever achieve sustained profitability or whether cash flow from future operations will be sufficient to meet our needs.

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

The global credit and financial markets have experienced and may continue to experience volatility, including as a result of market and macroeconomic conditions, international disputes, significant natural disasters (including as a result of climate change), changes in trade policies, including tariffs or other trade restrictions or the threat of such actions, changes to fiscal and monetary policy or government budget dynamics (particularly in the pharmaceutical and biotechnology industries), tighter credit, high interest rates, and economic inflation, which may impact liquidity and credit availability, consumer confidence, economic growth or recession, high inflation, uncertainty about economic stability and unemployment rates. The financial markets and the global economy may also be adversely affected by the current or anticipated impact of geopolitical instability, including military conflict, acts of terrorism or other geopolitical events. Sanctions imposed by the U.S. and other countries in response to such conflicts, including the one in Ukraine and the Middle East, may also continue to adversely impact the financial markets and the global economy, and any economic countermeasures by the affected countries or others could heighten market and economic instability. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. Our royalty aggregator strategy may be adversely affected by any such economic downturn, volatile business environment or continued unpredictable and unstable market conditions. Failure to secure any necessary financing in a timely manner could have a material adverse effect on our growth strategy, financial performance and stock price.

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

Although we assess our banking relationships as we believe necessary or appropriate, our access to funding sources in amounts adequate to finance or capitalize our current and projected future business operations could be significantly impaired by factors that affect us, the financial institutions with which we have arrangements directly, or the financial services industry or economy in general. These factors could involve financial institutions or financial services industry companies with which we have financial or business relationships but could also include factors involving financial markets or the financial services industry generally. Our cash held in non-interest-bearing and interest-bearing accounts exceeds the FDIC insurance limits. If such banking institutions were to fail, we could lose all or a portion of those amounts held in excess of such insurance limitations. For example, while the FDIC announced after it took control of Silicon Valley Bank on March 10, 2023 that account holders would be made whole, the FDIC may not make all account holders whole in the event of future bank failures. In addition, even if account holders are ultimately made whole with respect to a future bank failure, account holders’ access to their accounts and assets held in their accounts may be substantially delayed. Any material loss that we may experience in the future or inability for a material time period to access our cash and cash equivalents could have an adverse effect on our ability to pay our operational expenses or make other payments, which could adversely affect our business.

Our royalty aggregator strategy may require us to raise additional funds to acquire milestone and royalty interests; we cannot be certain that funds will be available or available at an acceptable cost of capital, and if they are not available, we may be unsuccessful in acquiring milestone and royalty interests to sustain the business in the future.

We may need to commit substantial additional funds to continue our business, and we may not be able to obtain sufficient funds on acceptable terms, if at all. If the current equity and credit markets deteriorate, it may make any additional debt or equity financing more difficult and more costly. Any additional debt financing or additional equity that we raise may contain terms that are not favorable to us and/or result in dilution to our stockholders, including pursuant to our 2018 Common Stock ATM Agreement, as amended, and to our 2021 Series B Preferred Stock ATM Agreement. If we raise additional funds through licensing arrangements with third parties, we may be required to relinquish some rights to our technologies or our product candidates, grant licenses on terms that are not favorable to us or enter into a license arrangement for a product candidate at an earlier stage of development or for a lesser amount than we might otherwise choose. If we raise additional funds through borrowings, we have in the past and may in the future repay the principal and interest of the loan from certain of our royalty payments and/or use our royalties as collateral for such borrowings. For example, on December 15, 2023, we, through XRL, a newly formed, wholly-owned subsidiary, entered into a non-dilutive, non-recourse, royalty-backed loan for up to $140.0 million of capital with certain funds managed by the credit platform of Blue Owl Capital Inc. In the event of a default under such secured borrowings, one or more of our creditors or their assignees could obtain control of certain of our royalties and, in the event of a distressed sale, these creditors could dispose of these royalties for significantly less value than we could realize for them.

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

Holders of our Series A Preferred Stock are entitled to receive, when and as declared by our Board, out of funds legally available for the payment of dividends, cumulative cash dividends at the rate of 8.625% of the $25.00 liquidation preference per year (equivalent to $2.15625 per year). Dividends on the Series A Preferred Stock accumulate and are cumulative from, and including, the date of original issuance by us of the Series A Preferred Stock. Dividends are payable in arrears on or about the 15th day of January, April, July and October. In the event of any voluntary or involuntary liquidation, dissolution or winding up of our affairs, the holders of shares of Series A Preferred Stock are entitled to be paid out of our assets legally available for distribution to our stockholders a liquidation preference of $25.00 per share, plus an amount equal to any accumulated and unpaid dividends up to the date of payment (whether or not declared), before any distribution or payment may be made to holders of shares of common stock or any other class or series of our equity stock ranking, as to liquidation rights, junior to the Series A Preferred Stock. As of December 31, 2024, shares of Series A Preferred Stock were redeemable at our option, in whole or in part, at redemption prices ranging from $25.25 per share to $25.00 per share, plus any accrued and unpaid dividends, depending on the date of redemption.

Holders of depositary shares representing interests in our Series B Preferred Stock are entitled to receive, when and as declared by our Board, out of funds legally available for the payment of dividends, cumulative cash dividends at the rate of 8.375% of the $25,000 liquidation preference per share of Series B Preferred Stock ($25.00 per depositary share) per year (equivalent to $2,093.75 per year per share of Series B Preferred Stock or $2.09375 per year per depositary share). Dividends on the Series B Preferred Stock accumulate and are cumulative from, and including, the date of original issuance by us of the Series B Preferred Stock. Dividends are payable in arrears on or about the 15th day of January, April, July and October. As of December 31, 2024, shares of Series B Preferred Stock were redeemable at our option, in whole or in part, at redemption prices ranging from $25,500.00 per share ($25.50 per depositary share) to $25,000.00 per share ($25.00 per depositary share), plus any accrued and unpaid dividends, depending on the date of redemption.

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

As of December 31, 2024, we had 984,000 shares of Series A Preferred Stock issued and outstanding with a liquidation preference of $25.00 per share, plus an amount equal to any accumulated and unpaid dividends up to the date of payment (whether or not declared). Additionally, as of December 31, 2024, we had 1,600,000 depositary shares issued and outstanding, each representing a 1/1000th fractional interest in a share of our Series B Preferred Stock with a liquidation preference of $25,000 per share of Series B Preferred Stock ($25.00 per depositary share), plus an amount equal to any accumulated and unpaid dividends up to the date of payment (whether or not declared). Our preferred stock is senior to our shares of common stock in right of payment of dividends and other distributions. In the event of our bankruptcy, dissolution or liquidation, the holders of our preferred stock must be satisfied before any distributions can be made to our common stockholders.

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

Our future income is dependent upon numerous potential milestone and royalty-specific assumptions and, if these assumptions prove to be inaccurate, we may not achieve our expected rates of returns.

Our business model is based on multiple-year internal and external forecasts regarding potential product sales and numerous product-specific assumptions in connection with each potential milestone and royalty acquisition, including in circumstances where we have limited information regarding the product. There can be no assurance that the assumptions underlying our financial models, including those regarding potential product sales or competition, patent expirations, exclusivity terms or license terms or terminations for the products underlying our portfolio, are accurate. These assumptions involve a significant element of subjective judgment and may be and in the past have been adversely affected by post-acquisition changes in market conditions and other factors affecting the underlying product, such as uncertainties around the patent estate and the terms of the license agreement, as well as the development, labeling, regulatory approval, commercialization, manufacturing and supply of product candidates. Our assumptions regarding the financial stability or operational or marketing capabilities of the partner obligated to pay us potential royalties may also prove to be incorrect. Due to these and other factors, the assets in our current portfolio or future assets may not generate our projected returns or in the time periods we expect. This could negatively impact our business, financial condition, or results of operations for a given period.

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

Our asset portfolio is not fully diversified by product, therapeutic area, geographic region or other criteria. Any significant deterioration in the amount or likelihood of receipt of potential cash flows from the top products in our asset portfolio could have a material adverse effect on our business, financial condition and results of operations. For example, after a series of discontinued studies of iscalimab since September 2021, we and Novartis terminated the iscalimab license agreement. Further in July 2023, Novartis announced that it would discontinue its Phase 3 trial investigating NIS793 in first-line metastatic pancreatic ductal adenocarcinoma and in August 2023, Novartis communicated to us that it would discontinue development activities related to NIS793 and would cease enrolling patients in the remaining active clinical studies. This, and any future deterioration in cash flows from the top products in our asset portfolio, could adversely affect our business and financial conditions.

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

We have discretion as to the types of assets that we may acquire. While we expect to acquire assets that primarily fall within the biopharmaceutical industry, we are not obligated to do so and may acquire other types of assets that are peripheral to or outside of the biopharmaceutical industry. Consequently, our asset acquisitions in the future, and the cash flows from such assets, may not resemble those of the assets in our current portfolio. There can be no assurance that assets acquired in the future will have returns or risk profiles similar to the returns or risk profiles expected of the assets in our current portfolio or be profitable at all.

Risks Related to Our Milestone and Royalty Streams

We may not be able to successfully identify and acquire potential milestone and royalty streams on other products, product candidates, programs, or other companies to grow and diversify our business, and, even if we are able to do so, we may not be able to successfully manage the risks associated with integrating any such products, product candidates, programs or companies into our business or we may otherwise fail to realize the anticipated benefits of these acquisitions.

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

Even if we are able to successfully identify and acquire or in-license new products, product candidates, programs or companies, we may not be able to successfully manage the risks associated with integrating any products, product candidates, programs or companies into our business or the risks arising from anticipated and unanticipated problems in connection with such acquisition or in-licensing. Further, while we seek to mitigate risks and liabilities of potential acquisitions through, among other things, due diligence, indemnification and risk allocation, there may be risks and liabilities that such due diligence efforts fail to discover, that are not disclosed to us, or that we inadequately assess or are otherwise unable to mitigate or prevent. Any failure in identifying and managing these risks and uncertainties could have a material adverse effect on our business. In any event, we may not be able to realize the anticipated benefits of any acquisition or in-licensing for a variety of reasons, including the possibility that a product candidate fails to advance to clinical development, proves not to be safe or effective in clinical trials, or that a product fails to reach its forecasted commercial potential or that the integration of a product, product candidate, program or company gives rise to unforeseen difficulties and expenditures. Any failure in identifying and managing these risks and uncertainties could have a material adverse effect on our business.

If our potential royalty providers’ therapeutic product candidates do not receive regulatory approval, our potential royalty providers will be unable to market them.

Our potential royalty providers’ product candidates cannot be manufactured and marketed in the U.S. or any other country without required regulatory approvals. The U.S. government and governments of other countries extensively regulate many aspects of our partners’ product candidates, including:

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

Our potential milestone and royalty providers may seek to obtain orphan drug designation for certain future product candidates, but they may be unable to ultimately obtain such designations or to maintain the benefits associated with orphan drug designation, including market exclusivity, which may cause our milestone or royalty revenue or income, if any, to be reduced.

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

Our royalty providers may pursue Rare Pediatric Disease designations that may entitle them to receive priority review vouchers from the FDA. However, obtaining such designations for any of their product candidates does not guarantee that product will qualify for a priority review voucher upon approval, and may not lead to a faster development or regulatory review process, or increase the likelihood that their product candidates will receive marketing approval. In addition, our royalty providers who receive priority review vouchers may not be successful in transferring them at all or at a favorable price, which could materially affect any royalties or milestone payments to which we may be entitled.

Our royalty providers may pursue designations that may entitle them to receive priority review vouchers from the FDA. Priority review vouchers may also be transferred or sold to other entities. For example, Day One received a Rare Pediatric Disease Priority Review Voucher in connection with the approval of the April 2024 approval of its NDA for OJEMDA. In May 2024, Day One sold its priority review voucher for $108.0 million and we received a payment of $8.1 million.

Under the Rare Pediatric Disease Priority Review Voucher program, upon the approval of a qualifying NDA or BLA for the treatment of a rare pediatric disease, the sponsor of such an application would be eligible for a rare pediatric disease priority review voucher that can be used to obtain priority review for a subsequent BLA or NDA. Under the FDCA, as amended, the FDA incentivizes the development of drugs and biologics intended to treat conditions that meet the definition of a “rare pediatric disease,” defined to mean a serious or life-threatening disease in which the serious or life-threatening manifestations primarily affect individuals aged from birth to 18 years and the disease affects fewer than 200,000 individuals in the U.S. or affects more than 200,000 in the U.S. and for which there is no reasonable expectation that the cost of developing and making in the U.S. a drug for such disease or condition will be received from sales in the U.S. of such drug. The sponsor of a product candidate for a rare pediatric disease may be eligible for a Priority Review Voucher that can be used to obtain a priority review for a subsequent human drug or biologic application after the date of approval of the rare pediatric disease drug product, which may be redeemed to shorten the review clock for an application from 10 months to 6 months. A sponsor may request a rare pediatric disease designation from the FDA prior to the submission of its NDA or BLA. A rare pediatric disease designation does not guarantee that a sponsor will receive a Rare Pediatric Disease Priority Review Voucher upon approval of its NDA or BLA. Moreover, a sponsor who chooses not to submit a rare pediatric disease designation request may nonetheless receive a Rare Pediatric Disease Priority Review Voucher upon approval of their marketing application if they request such a voucher in their original marketing application and meet all of the eligibility criteria. If a product candidate is designated before December 20, 2024, it is eligible to receive a voucher if it is approved before September 30, 2026. If a Rare Pediatric Disease Priority Review Voucher is received, it may be sold or transferred an unlimited number of times.

If designation or approval are not received within the statutory timelines, the sponsor would not be in a position to obtain a priority review voucher, unless Congress further reauthorizes the program beyond the current sunset date of December 2024 for designation or September 2026 for approval. Additionally, designation of a biological product for a rare pediatric disease does not guarantee that an NDA or BLA will meet the eligibility criteria for a rare pediatric disease priority review voucher at the time the application is approved. Finally, a Rare Pediatric Disease designation does not lead to faster development or regulatory review of the product or increase the likelihood that it will receive marketing approval.

Our royalty and milestone payments may be materially affected if our royalty providers seek, but are unable to obtain, Rare Pediatric Disease Priority Review Vouchers, or seek to, but are unable to, transfer such Vouchers at all or at a favorable price.

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

If the FDA approves generic versions of any of the products or product candidates of our potential milestone or royalty providers that receive marketing approval under NDAs, or does not grant their product candidates appropriate periods of data or market exclusivity before approving generic versions of our product candidates, the sales of their product candidates could be adversely affected, which may materially affect the potential milestones and royalties we receive.

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

New developments by others may render our potential milestone and royalty providers’ product candidates or technologies obsolete or uncompetitive. Technologies developed and utilized by the biotechnology and pharmaceutical industries are changing and evolving. Competition in antibody-based technologies is intense and is expected to increase in the future as a number of established biotechnology firms and large chemical and pharmaceutical companies advance in these fields. In addition, biopharmaceutical companies increasingly devote significant resources to innovate next-generation products and therapies using gene editing and new curative modalities, such as cell and gene therapy, which may cause products on which we have a milestone or royalty rights to become obsolete. Many of these competitors may be able to develop products and processes competitive with or superior to our potential milestone and royalty providers for many reasons, including that they may have:

●	significantly greater financial resources;
●	larger research and development staff;
●	entered into arrangements with, or acquired, biotechnology companies to enhance their capabilities; or
●	extensive experience in preclinical testing and human clinical trials.

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

If we and our potential royalty providers are unable to protect our or their intellectual property, in particular patent protection for principal products, product candidates and processes in which we have an ownership or royalty interest, or fail to prevent the use of the covered subject matter by third parties, our potential royalty providers’ ability to compete in the market will be harmed, and we may not realize our profit potential.

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

For example, in June 2021, we initiated a binding arbitration proceeding with one of our licensees (the “Licensee”) at the American Arbitration Association/International Centre for Dispute Resolution, seeking milestone and royalty payments under our license agreement. A hearing before a panel of arbitrators was held in November 2022, and the parties submitted post-hearing briefs. On March 21, 2023, we received an adverse decision in this arbitration proceeding. The panel of arbitrators declined to award us damages and ruled that the license agreement had expired. The panel ruled that we were responsible for the Licensee’s costs as well as arbitrators’ and administrative fees previously incurred by the Licensee of $4.1 million, which we paid in April 2023.

In addition, we may be subject to claims that we, or our licensees or our royalty agreement counterparties’ licensees, are infringing other parties’ patents. If such claims are resolved against us, we or our licensees or our royalty agreement counterparties’ licensees may be enjoined from developing, manufacturing, selling or importing products, processes or services unless we or our licensees or our royalty agreement counterparties’ licensees obtain a license from the other party. Such a license may not be available on reasonable terms or at all, thus preventing us, or our licensees or our royalty agreement counterparties’ licensees, from using or licensing these products, processes or services and adversely affecting our potential future revenue or income.

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

For example, in October 2023, Organon notified us of its intent to terminate the Organon License Agreement, which we assumed pursuant to the ObsEva IP Acquisition Agreement. The termination was effective in January 2024, and we are not entitled to any milestone payments with respect to any milestone achieved by Organon following the notice of termination. We evaluated the related intangible asset balance for impairment and recorded an impairment charge of $14.2 million as of December 31, 2023. In addition, in January 2025, we and Novartis terminated the iscalimab license agreement.

In addition, license or collaboration agreements may fail to provide significant protection for the applicable licensor (which may be us in the case of our out-licensed products) or collaborator in case of the applicable licensee’s or collaborator’s failure to perform or in the event of disputes. License and collaboration agreements which relate to the products underlying our potential future milestones, royalties and other payment rights are complex and certain provisions in such agreements may be susceptible to multiple interpretations. Disputes may arise regarding intellectual property, royalty terms, payment rights or other contractual terms subject to a license or collaboration agreement, including:

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

The resolution of any contract interpretation disagreement that may arise could narrow what the licensor (which may be us in the case of our out-licensed products) or collaborator believes to be the scope of its rights to the relevant intellectual property or technology, or decrease the licensee’s or collaborator’s financial or other obligations under the relevant agreement, any of which could in turn impact the value of our potential royalties, milestone payments and other payments and have a material adverse effect on our business, financial condition, results of operations and prospects. If a marketer were to default on its obligations under a license or collaboration agreement, the licensor’s or collaborator’s remedy may be limited either to terminating certain licenses or collaborations related to certain countries or to generally terminate the license or collaboration agreement with respect to such country. In such cases, we may not have the right to seek to enforce the rights of the licensor or collaborator (if not us) and we may be required to rely on the resources and willingness of the licensor or collaborator (if not us) to enforce its rights against the applicable licensee or collaborator. In any of these situations, if the expected upfront, milestone, royalty or other payments under the license or collaboration agreements do not materialize, this could result in a significant loss to us and materially adversely affect our business, financial condition and results of operations. At any given time, we may be engaged in discussions with its licensees or collaborators regarding the interpretation of the payment and other provisions relating to products as to which we have milestones and potential royalty or other payment rights. Should any such discussions result in a disagreement regarding a particular product that cannot be resolved satisfactorily to us, we may end up being paid less than anticipated on such product should it successfully progress through clinical development and be approved for commercialization. Should our milestone and future potential royalty or other payment interests be reduced or eliminated as a result of any such disagreement, it could have an adverse effect on our business, financial condition, results of operations and prospects.

Our existing collaborations may not continue or be successful, and we may be unable to enter into future arrangements to develop and commercialize our unpartnered assets. For example, in June 2023, Bioasis announced the suspension of all its operations and the termination of the research collaboration and license agreement between Bioasis and Chiesi. As a result, we will not receive any milestone, royalty or other payments under the Biosis RPA or Second Bioasis RPA.

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

Third parties provide services in connection with preclinical and clinical development programs, including in vitro and in vivo studies, assay and reagent development, immunohistochemistry, toxicology, pharmacokinetics, clinical trial support, manufacturing and other outsourced activities. If these service providers do not adequately perform the services for which our potential milestone and royalty providers have contracted, or cease to continue operations, and our potential milestone and royalty partners are not able to find a replacement provider quickly or lose information or items associated with their product candidates, our potential milestone and royalty providers’ development programs and receipt of any potential resulting income may be delayed. For example, Alora Pharmaceuticals withdrew DSUVIA from the commercial market due to unresolvable manufacturing constraints.

In addition, our potential milestone or royalty providers may currently or in the future rely on foreign contract research organizations (“CROs”), contract development and manufacturing organizations (“CDMOs”) and contract manufacturing organizations (“CMOs”). Such foreign CROs, CDMOs, or CMOs may be subject to U.S. legislation, including the BIOSECURE Act (to the extent enacted into law), changes in trade policies, including tariffs or other trade restrictions or the threat of such actions, and other foreign regulatory requirements which could increase the cost or reduce the supply of material available to our potential milestone or royalty providers, delay the procurement or supply of such material, have an adverse effect on their ability to secure significant commitments from governments to purchase potential products or disrupt the supply chain. If our potential milestone or royalty providers are not able to secure supply of their products or product candidates as a result of the BIOSECURE Act, changes in trade policies, including tariffs or other trade restrictions or the threat of such actions, or other applicable legislation and fail to maintain timely progress on their clinical development programs, regulatory submissions or commercialization activities, they may be unable to deliver milestone or royalty payments to us in a timely manner or at all, and this could adversely affect our business, financial condition, results of operations and cash flows.

For example, the biopharmaceutical industry in China is strictly regulated by the Chinese government. Changes to Chinese regulations or government policies affecting biopharmaceutical companies are unpredictable and may have a material adverse effect on the collaborators of our potential milestone or royalty providers that operate in China, which, in turn, could have an adverse effect on such milestone or royalty providers and, in turn, our business, financial condition, results of operations and prospects. Evolving changes in China’s public health, economic, political, and social conditions and the uncertainty around China’s relationship with other governments, such as the United States and the U.K., could also negatively impact our potential milestone or royalty providers, including impacting their ability to manufacture products or product candidates, their ability to secure government funding or contracts, or their ability to maintain timely progress on their clinical development programs, regulatory submissions or commercialization activities.

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

We have licensed technologies from third parties. These technologies include phage display technologies licensed to us in connection with our bacterial cell expression technology licensing program and antibody products. However, our and our licensees’ and collaborators’ use of these technologies is limited by certain contractual provisions in the licenses relating to them, and although we have obtained numerous licenses, intellectual property rights in the area of phage display are particularly complex. If we are unable to maintain our licenses, patents or other intellectual property, we could lose important protections that are material to continuing our operations and for future prospects. Our licensors also may seek to terminate our license(s), which could cause us and our licensees to lose the right to use the licensed intellectual property and adversely affect our and our licensees’ ability to commercialize our technologies, products or services.

Risks Related to Employees, Location, Data Integrity, and Litigation

The loss of or changes in any of our key personnel could delay or prevent achieving our objectives.

Our business efforts could be adversely affected by the loss of one or more key members of our staff. We currently do not have key person insurance on any of our employees. Changes in management, including due to potential acquisitions, may cause disruptions in our business, strategy and employee relationships, which may delay or prevent the achievement of our business objectives. During the transition periods, there may be uncertainty among investors, employees and others concerning our future direction and performance.

Because we are a small biotech royalty aggregator with limited resources, we may not be able to attract and retain qualified personnel.

We had 13 full-time employees as of March 13, 2025. We may require additional experienced executive, accounting, legal, administrative and other personnel from time to time in the future. We are highly dependent on principal members of our executive team, the loss of whose services may adversely impact the achievement of our objectives. There is intense competition for the services of these personnel.

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

If our information technology systems or data or those of our partners or contractors are compromised, our business could experience adverse consequences, including regulatory investigations or actions; litigation; fines and penalties; a disruption of our business operations; reputational harm; and loss of revenue, income, or profits.

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

Cybersecurity vulnerabilities, threats, and attacks have generally increased in sophistication, scale, and frequency in recent years. While we have implemented security measures that are intended to protect our data and information technology systems, our computer systems, and those of the third parties on which we rely, are still vulnerable to damage from data breaches, security incidents or other unauthorized intrusions or access, including cyberattacks or computer viruses, or from natural disasters, terrorism, war and telecommunication and electrical failures. Moreover, the prevalence of remote work on mobile devices that access confidential and sensitive information increases the risk of such an event occurring. Threats to our systems and personal, confidential and proprietary information can come from a variety of sources, ranging in sophistication. Such threats may be intentional or accidental. It is often difficult to anticipate or immediately identify these threats and the damage they might cause.

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

Federal, state, local and foreign legislators and/or regulators are increasingly regulating data privacy and security and may impose significant penalties for failure to comply with these requirements. For example, in the U.S., the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act of 2020 (“CCPA”), establishes a privacy framework for covered businesses, which applies to a broad range of personal information and entities who conduct business in California and imposes data protection obligations on covered businesses. The CCPA gives California residents certain rights related to their personal information, including the rights to request the correction of, access to and deletion of their personal information, the right to opt out of personal information sharing for cross-context behavioral advertising, as well as the sale of their personal information, and the right to receive detailed information about how their information is processed. If we, or the third parties on which we rely, fail to comply with the CCPA, we may face significant fines, penalties and regulatory enforcement costs that could adversely affect our reputation, business, financial condition and results of operations. The CCPA provides for civil penalties of up to $2,500 per violation, and $7,500 per intentional violation, following investigation by the state Attorney General and/or California Privacy Protection Agency and allows private litigants affected by certain data breaches to recover significant statutory damages. Similar comprehensive state privacy laws are now in effect, have passed, or are being considered in several other states.

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

In addition, cyber incidents can be difficult to detect, and any delay in identifying them may lead to increased harm as described above. While we have implemented security measures designed to protect our data and information technology systems, such measures may not prevent such events. We also cannot guarantee that we are in compliance with all applicable data privacy, security and protection laws and regulations as they are enforced now or as they evolve.

Our potential acquisitions of other companies could increase our exposure to litigation risk.

Our exposure to risks associated with various claims, including claims related to the use of intellectual property, labor or employment related claims, or securities and related stockholder derivative claims, may be increased as a result of our acquisitions of other companies, including our acquisitions of Kinnate and Pulmokine, and we may ultimately be subject to liability or settlement costs. Additionally, we may have a lower level of visibility into the development process with respect to intellectual property or the care taken to safeguard against infringement risks with respect to acquired companies or assets. In addition, third parties may make claims in connection with our acquisitions, and they may also make infringement and similar or related claims after we have acquired assets that had not been asserted prior to our acquisition.

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

The FDA’s and other regulatory authorities’ policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our royalty providers’ drug candidates, or change their continuing compliance obligations.

The FDA’s and other regulatory authorities’ policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our royalty providers’ drug candidates, or change their continuing compliance obligations. If they are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if they are not able to maintain regulatory compliance, they may lose any marketing approval that they may have obtained or be subject to enforcement actions, which may materially impact the royalty and milestone payments we receive. We and our royalty providers also cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States or abroad.

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

There have been judicial, Congressional and executive branch challenges to the ACA. As a result, there have been delays in the implementation of, and action taken to repeal or replace, certain aspects of the ACA. For example, on June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. In addition, there have been a number of health reform initiatives by the Biden administration that have impacted the ACA. On August 16, 2022,

President Biden signed the Inflation Reduction Act of 2022, or the IRA, into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and through a newly established manufacturer discount program. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is unclear how other such challenges, and the healthcare reform measures of the new administration will impact the ACA and our business.

Also, there has been heightened governmental scrutiny recently in the U.S. over pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. For example, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the Department of Health and Human Services, or HHS, released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue to advance these principles. In addition, the IRA, among other things, (i) directs the Secretary of HHS to negotiate the price of certain high-expenditure, single-source drugs and biologics covered under Medicare Part B and Medicare Part D, and subjects drug manufacturers to civil monetary penalties and a potential excise tax by offering a price that is not equal to or less than the negotiated “maximum fair price” under the law, and (ii) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has and will continue to issue and update guidance as these programs are implemented. These provisions took effect progressively starting in fiscal year 2023. On August 29, 2023, HHS announced the list of the first ten drugs that will be subject to price negotiations, although the Medicare drug price negotiation program is currently subject to legal challenges. It is currently unclear how the IRA will be implemented but it is likely to have a significant impact on the pharmaceutical industry. Further, in response to the Biden administration’s October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the Center for Medicare and Medicaid Innovation which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future. In addition, beginning in 2023, Centers for Medicare & Medicaid Services, or CMS, will require manufacturers to refund CMS for certain discarded amounts of single-dose container and single-use package drugs. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, and restrictions on certain product access. In some cases, such legislation and regulations have been designed to encourage importation from other countries and bulk purchasing.

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

We or our potential milestone and royalty providers may not be able to operate successfully in any foreign market. We believe that because the pharmaceutical industry is global in nature, international activities are expected to become a significant part of future business activities and when and if we or our potential milestone and royalty providers are able to generate income, a substantial portion of that income will be derived from product sales and other activities outside the U.S. Foreign regulatory agencies often establish standards different from those in the U.S., and an inability to obtain foreign regulatory approvals on a timely basis, if at all, could put us at a competitive disadvantage or make it uneconomical to proceed with a product or product candidate’s development. International sales may be limited or disrupted by many factors, including without limitation:

●	imposition of government controls;
●	export license requirements;
●	political or economic instability or conflict;
●	international disputes;
●	changes in trade policies, including tariffs or other trade restrictions or the threat of such actions;
●	restrictions on repatriating profits;
●	exchange rate fluctuations;
●	evolving government regulations, including those related to healthcare reimbursement and data privacy and security; and
●	withholding and other taxation.

General Risk Factors

If securities or industry analysts do not publish research reports about our business or if they make adverse recommendations regarding an investment in our stock, our stock price and trading volume may decline.

The trading market for our common stock can be influenced by the research and reports that industry or securities analysts publish about our business. Currently, coverage of our Company by industry and securities analysts is limited. Investors have many investment opportunities and may limit their investments to companies that receive greater coverage from analysts. If additional industry or securities analysts do not commence coverage of us, the trading price of our stock could be negatively impacted. If one or more of the analysts downgrade our stock or comment negatively on our prospects, our stock price may decline. If one or more of these analysts cease to cover our industry or us or fail to publish reports about us regularly, our common stock could lose visibility in the financial markets, which could also cause our stock price or trading volume to decline. Further, incorrect judgments, estimates or assumptions made by research analysts may adversely affect our stock price, particularly if subsequent performance falls below the levels that were projected by the research analyst(s), even if we did not set or endorse such expectations. Any of these events could cause further volatility in our stock price and could result in substantial declines in the value of our stock.

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

We have experienced significant volatility in the price of our common stock in the past. From January 1, 2024, through March 13, 2025, the share price of our common stock has ranged from a high of $35.00 to a low of $18.57. From January 1, 2024, through March 13, 2025, the share price of our Series A Preferred Stock has ranged from a high of $26.51 to a low of $24.61. From January 1, 2024, through March 13, 2025, the share price of our Series B Preferred Stock has ranged from a high of $25.87 to a low of $23.50. Additionally, we currently have two significant holders of our common stock that could affect the liquidity of our stock and have a significant negative impact on our stock price if those holders were to sell their ownership positions.

Our results of operations and liquidity needs could be materially negatively affected by market fluctuations or an economic downturn.

Our results of operations could be materially and adversely affected by macroeconomic conditions generally, both in the U.S. and elsewhere around the world. Concerns over inflation, slower growth or recession, changes in trade policies, including tariffs or other trade restrictions or the threat of such actions, changes in fiscal and monetary policy or government budget dynamics, interest rates, high unemployment, labor availability constraints, currency fluctuations, epidemics and other public health crises (such as the COVID-19 pandemic), significant natural disasters (including as a result of climate change), rising energy costs, geopolitical conflict, such as the ongoing conflict in Ukraine, the Middle East and surrounding areas and the rising tensions between China and Taiwan, the availability and cost of credit, and the volatility in U.S. financial markets have in the past contributed to, and may continue in the future contribute to, increased volatility and diminished expectations for the economy and the U.S. and global markets. Domestic and international equity markets periodically experience heightened volatility and turmoil. These events may have an adverse effect on us. In the event of a market downturn, our results of operations could be adversely affected by those factors in many ways, including making it more difficult for us to raise funds if necessary, and our stock price may decline.

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

As of December 31, 2024, there were 5,003 shares of Series X Preferred Stock issued and outstanding. Each share of Series X Preferred Stock is convertible into 1,000 shares of registered common stock. The total number of shares of common stock issuable upon conversion of all issued Series X Preferred Stock would be 5,003,000 shares. Each share is convertible at the option of the holder at any time, provided that the holder is prohibited from converting into common stock if, as a result of such conversion, the holder, together with its affiliates, would beneficially own a number of shares above a conversion blocker, which was initially set at 19.99% of our total common stock then issued and outstanding immediately following the conversion of such shares. A holder of Series X Preferred Stock may elect to increase or decrease the conversion blocker above or below 19.99% on 61 days’ notice, provided the conversion blocker does not exceed the limits under Nasdaq Listing Rule 5635(b), to the extent then applicable. If holders of our Series X Preferred Stock elect to convert their preferred shares into common stock such conversion would dilute our currently outstanding common stock both in number and in earnings per share. As of December 31, 2024, BVF owned approximately 30.4% of the Company’s total outstanding shares of common stock, and if all the shares of Series X Convertible Preferred Stock were converted (without taking into account beneficial ownership limitations), BVF would have owned 50.9% of the Company’s total outstanding shares of common stock. In January 2025, BVF sold a portion of its holdings in our common stock.  Accordingly, as of March 13, 2025, BVF (and its affiliates) owned approximately 24.9% of our total outstanding shares of common stock, and if all of its shares of the Series X Preferred Stock were converted (without taking into account beneficial ownership limitations), BVF would own 47.0% of our total outstanding shares of common stock. Additionally, as of March 13, 2025, we had issued and outstanding 984,000 shares of Series A Preferred Stock and 1,600,000 depositary shares, each representing a 1/1000th fractional interest in a share of our Series B Preferred Stock.

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

Our net operating loss, or NOL, carryforwards could expire unused and/or be unavailable to offset future income tax liabilities. As of December 31, 2024, we had U.S. federal NOL carryforwards of $168.3 million, of which $13.6 million will begin to expire in 2036. Under the federal income tax law, $112.9 million federal NOLs incurred in taxable years beginning after December 31, 2017 may be carried forward indefinitely, but the deductibility of such federal NOLs is limited to 80% of current year taxable income. It is uncertain if and to what extent various states will conform to the federal tax law. In addition, Section 382 of the U.S. Internal Revenue Code of 1986, as amended (the “Code”), and corresponding provisions of state law, generally limit the ability of a corporation that undergoes an “ownership change” to utilize its NOL carry-forwards and certain other tax attributes against any taxable income in taxable periods after the ownership change. An “ownership change” is generally defined as a greater than 50% change, by value, in a corporation’s equity ownership over a three-year period.

Based on an analysis under Section 382 of Code, we experienced an ownership change in February 2017, that significantly limits the availability of our tax attributes to offset future income. To the extent that we do not utilize our carry forwards within the applicable statutory carry-forward periods, either because of Section 382 limitations or the lack of sufficient taxable income, the carry-forwards will also expire unused. As of December 31, 2024, we had $168.3 million in federal NOL carryforwards, of which $52.7 million is subject to an annual limitation of $0.9 million. Of this amount, $13.6 million will begin to expire in 2036, if not utilized.

Changes in tax laws or regulations that are applied adversely to us may have a material adverse effect on our business, cash flow, financial condition, or results of operations.

New tax laws, statutes, rules, regulations, or ordinances could be enacted at any time. For instance, the recently enacted Inflation Reduction Act imposes, among other rules, a 15% minimum tax on the book income of certain large corporations and a 1% excise tax on certain corporate stock repurchases. Further, existing tax laws, statutes, rules, regulations, or ordinances could be interpreted differently, changed, repealed, or modified at any time. Any such enactment, interpretation, change, repeal, or modification could adversely affect us, possibly with retroactive effect. In particular, changes in corporate tax rates, the realization of our net deferred tax assets, the taxation of foreign earnings, and the deductibility of expenses under the Tax Act, as amended by the Coronavirus Aid, Relief, and Economic Security Act or any future tax reform legislation, could have a material impact on the value of our deferred tax assets, result in significant one-time charges, and increase our future tax expenses.

If the estimates we make, or the assumptions on which we rely, in preparing our consolidated financial statements prove inaccurate, our actual results may vary from those reflected in our accruals.

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of our assets, liabilities, revenues, income, and expenses, the amounts of charges accrued by us and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. We cannot assure you, however, that our estimates, or the assumptions underlying them, will be correct.

Stockholder and private lawsuits, and potential similar or related lawsuits, could result in substantial damages, divert management’s time and attention from our business, and have a material adverse effect on our business, financial condition and results of operations.

Securities-related class action and stockholder derivative litigation has often been brought against companies, including many biotechnology companies, which experience volatility in the market price of their securities. This risk is especially relevant for us because biotechnology and biopharmaceutical companies often experience significant stock price volatility in connection with their product development programs, and could be increased as a result of our acquisitions of other companies, including our acquisitions of Kinnate and Pulmokine.

It is possible that suits will be filed, or allegations received from stockholders, naming us and/or our officers and directors as defendants. These potential lawsuits are subject to inherent uncertainties, and the actual defense and disposition costs will depend upon many unknown factors. The outcome of any such lawsuits is uncertain. We could be forced to expend significant time and resources in the defense of these suits, and we may not prevail. In addition, we may incur substantial legal fees and costs in connection with these lawsuits. Although we carry insurance to protect us from such claims, our insurance may not provide adequate coverage. It is possible that we could, in the future, incur judgments or enter into settlements of claims for monetary damages. A decision adverse to our interests on these actions could result in the payment of substantial damages or fines, increased insurance costs, and could have a material adverse effect on our cash flow, results of operations and financial position.

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

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 1C. CYBERSECURITY

We evaluate our cybersecurity strategy annually, including our processes designed to assess, identify, and manage risks from potential unauthorized occurrences on or through our information technology systems that may result in adverse effects on the confidentiality, integrity, and availability of these systems and the data residing therein, within our overall enterprise risk management framework. Our cybersecurity strategy takes a multi-faceted approach, one which focuses on the following key areas: (i) the human element within the Company; (ii) perimeter security; (iii) network security; (iv) application security; (v) endpoint security; and (vi) data security. We use a wide array of processes, mechanisms, controls, technologies, systems, strategies and tools to address these areas, including but not limited to: routine security awareness training, formal evaluations of third-party applications, password strength policies, antivirus software, firewalls, routine patch management, encryption software, data backups and data redundancies, email security software, multi-factor authentication tools, network security monitoring, and web vulnerability scanning.

We engage outside consultants on a regular basis to help us design internal controls and processes that are intended to help address cybersecurity risks. We also leverage these outside consultants and other third parties, when appropriate, to implement appropriate processes, policies, and internal controls designed to help prevent, detect, and/or mitigate these cyberthreats.

Since the beginning of the last fiscal year, we have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected us, but we face certain ongoing cybersecurity threats that, if realized, are reasonably likely to materially affect us. These threats include but are not limited to: (i) ransomware and malware attacks; (ii) endpoint attacks; (iii) compromised business email and other social engineering threats; and (iv) vulnerabilities related to inadequate patch management. Our licensees, suppliers, contractors, and consultants also face similar cybersecurity risks, which could have an adverse impact on our business.

Additional information on cybersecurity risks we face is discussed in Part I, Item 1A, “Risk Factors,” under the headings “If our information technology systems or data or those of our partners or contractors are compromised, our business could experience adverse consequences, including regulatory investigations or actions; litigation; fines and penalties; a disruption of our business operations; reputational harm; and loss of revenue, income, or profits” and “Compliance with the stringent and changing obligations related to data privacy and security is an onerous and resource-intensive process. Our actual or perceived failure to comply with any data privacy or security obligations could lead to regulatory investigations or actions; litigation; fines and penalties; a disruption of our business operations; reputational harm; loss of revenue, income, or profits; loss of customers or sales; and other adverse business consequences.”

Our management, led by our Chief Executive Officer and the Senior Vice President, Finance and Chief Financial Officer, is responsible for assessing cybersecurity risks and for overseeing our cybersecurity strategy to assess and manage those risks, including responding to attacks or breaches. Our Chief Executive Officer and the Senior Vice President, Finance and Chief Financial Officer each have experience in senior leadership roles in which they have been responsible for an entity’s enterprise risk management, including management of cybersecurity risks. The Chief Executive Officer and the Senior Vice President, Finance and Chief Financial Officer regularly communicate with those responsible for daily IT operations and infrastructure to assess potential cybersecurity threats and determine whether updates to the cybersecurity strategy are necessary.

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

Item 2. PROPERTIES

We lease space for our corporate headquarters in Emeryville, California, which expires in April 2029. We believe our facilities are adequate to meet our current requirements.

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

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Registrant’s Common Equity

Our common stock trades on The Nasdaq Global Market (“Nasdaq”) under the symbol “XOMA.” On March 13, 2025, there were 179 stockholders of record of our common stock, one of which was Cede & Co., a nominee for the Depository Trust Company (“DTC”). Shares of our common stock held by brokerage firms, banks and other financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC and are therefore considered to be held of record by Cede & Co., and we are unable to estimate the total number of stockholders represented by these record holders.

Dividend Policy

We have not paid dividends on our common stock and do not anticipate paying cash dividends on our common stock in the foreseeable future. Holders of shares of our Series A Preferred Stock are entitled to receive, when and as declared by our Board, out of funds legally available for the payment of dividends, cumulative cash dividends at the rate of 8.625% of the $25.00 liquidation preference per year (equivalent to $2.15625 per year per share). Holders of our Series B Preferred Stock are entitled to receive, when and as declared by our Board, out of funds legally available for the payment of dividends, cumulative cash dividends at the rate of 8.375% of the $25,000 liquidation preference per year of Series B Preferred Stock ($25.00 per depositary share, equivalent to $2,093.75 per year per share of Series B Preferred Stock or $2.09375 per year per depositary share).

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

Item 6. RESERVED

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

XOMA is a biotech royalty aggregator. On July 10, 2024, we changed our name from XOMA Corporation to XOMA Royalty Corporation. We have a sizable portfolio of economic rights to future potential milestone and royalty payments associated with partnered commercial and pre-commercial therapeutic candidates. Our portfolio was built through the acquisition of rights to future milestones, royalties and commercial payments, since our royalty aggregator business model was implemented in 2017. These acquisitions build upon out-licensing agreements for proprietary products and platforms held within our portfolio. Our royalty aggregator business is primarily focused on early to mid-stage clinical assets, primarily in Phase 1 and 2 development, which we believe have significant commercial sales potential and that are licensed to well-funded partners with established expertise in developing and commercializing drugs. We also acquire milestone and royalty revenue streams on late-stage clinical assets and commercial assets that are designed to address unmet markets or have a therapeutic advantage over other treatment options, and have long duration of market exclusivity. We expect most of our future revenue and income to be based on payments we may receive for milestones and royalties associated with these assets as well as the periodic recognition of income under the EIR method.

The generation of future revenues and income related to licenses, milestone payments, and royalties is dependent on the achievement of milestones or product sales by our licensees. We generated a net loss of $13.8 million and net cash used in operating activities was $13.7 million for the year ended December 31, 2024, and we had an accumulated deficit of $1.2 billion as of December 31, 2024. We generated a net loss of $40.8 million and net cash used in operating activities was $18.2 million for the year ended December 31, 2023.

Significant Business Developments

Pulmokine Acquisition

In November 2024, we acquired Pulmokine to obtain an economic interest in seralutinib, a Phase 3 asset being studied in pulmonary arterial hypertension (PAH). We acquired all outstanding shares of Pulmokine for a $20.0 million cash payment at closing. In addition, we will pay success-based consideration contingent on future development and commercial performance to Pulmokine stockholders. In 2017, Pulmokine licensed seralutinib to Gossamer Bio, Inc., and in 2024, Gossamer Bio signed a global collaboration and license agreement with Chiesi Farmaceutici S.p.A. Subject to the terms of those agreements, we are eligible to receive net royalties ranging from the low to mid-single digits on commercial sales and we will retain a portion of future milestone payments.

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

Stock Repurchase Program

In January 2024, our Board authorized our first stock repurchase program, which permits us to purchase up to $50.0 million of our common stock through January 2027. Under the program, we have discretion in determining the conditions under which shares may be purchased from time to time, including through transactions in the open market, in privately negotiated transactions, under plans compliant with Rule 10b5-1 under the Exchange Act, as part of accelerated share repurchases or by other means in accordance with applicable laws. The manner, number, price, structure, and timing of the repurchases, if any, will be determined at our sole discretion and repurchases, if any, depend on a variety of factors, including legal requirements, price and economic and market conditions, royalty and milestone acquisition opportunities, and other factors. The repurchase authorization does not obligate us to acquire any particular amount of our common stock. The Board may suspend, modify, or terminate the stock repurchase program at any time without prior notice. As of December 31, 2024, we have purchased 660 shares of common stock pursuant to this stock repurchase program for $13,000.

Portfolio Updates – Royalty and Commercial Payment Purchase Agreements

Castle Creek Royalty Purchase Agreement

In February 2025, we contributed $5.0 million to Castle Creek Biosciences’ $75.0 million syndicated royalty financing transaction led by Ligand. Through this transaction, we acquired a royalty interest in D-Fi (FCX-007), a Phase 3 asset being developed by Castle Creek Biosciences.  D-Fi is being studied in dystrophic epidermolysis bullosa (“DEB”), a rare progressive and debilitating skin disorder.  D-Fi has been granted Orphan Drug Designation for the treatment of DEB, as well as Rare Pediatric Disease, Fast Track, and Regenerative Medicine Advanced Therapy designations by the FDA.

Viracta Royalty Purchase Agreement

In April 2024, Day One announced that the FDA granted approval to Day One’s NDA for OJEMDA. Pursuant to the Viracta RPA, we earned a $9.0 million milestone payment upon FDA approval, and we are also eligible to receive mid-single-digit royalties on net sales of OJEMDA. In accordance with the cost recovery method, $8.5 million was applied against the remaining long-term royalty receivables balance from the Viracta RPA and the remaining $0.5 million was recognized as income from purchased receivables. For the twelve months ended December 31, 2024, we recognized a total of $3.2 million in income from purchased receivables related to the Viracta RPA.

In May 2024, Day One announced that it sold its priority review voucher to an undisclosed buyer for $108.0 million. Pursuant to the Viracta RPA, we received a payment of $8.1 million related to the sale of the priority review voucher, which was recognized in other income during the twelve months ended December 31, 2024.

In December 2024, Viracta assigned to us all its rights, title, and interest in the license agreement with Day One related to OJEMDA. We did not acquire new rights to additional milestone and royalty payments as a result of this assignment.

Twist Bioscience Royalty Purchase Agreement

In October 2024, we entered into the Twist RPA. Under the terms of the agreement, we acquired 50% of certain contingent payments (including royalties, milestone payments, sublicense income, and option exercise payments) related to Twist’s 60-plus early-stage programs across over 30 partners for a $15.0 million upfront payment. We are eligible to receive up to $0.5 billion in milestone payments and a 50% share of up to low-single-digit royalties on future commercial sales.

LadRx Agreements

In January 2024, Zevra announced that the FDA accepted its NDA resubmission for arimoclomol and pursuant to the LadRx AAA, we made a $1.0 million milestone payment to LadRx in January 2024.

In June 2024, the ImmunityBio License Agreement was terminated, and we entered into an amendment to the LadRx RPA. Under the LadRx RPA, as amended, we are eligible to receive potential low single-digit percentage royalty payments on aggregate net sales of aldoxorubicin if LadRx or any of its affiliates commercializes aldoxorubicin. Additionally, the amendment removed the remaining $4.0 million regulatory milestone payment under the original agreement that had been contingent upon the achievement of a specified regulatory milestone for the product candidate related to aldoxorubicin. If LadRx licenses aldoxorubicin to an applicable third party, we are eligible to receive potential high-single-digit percentage royalty payments on aggregate net sales of aldoxorubicin and a portion of any potential future milestone payments.

In September 2024, Zevra announced that the FDA granted approval to Zevra’s NDA for MIPLYFFA for use in combination with miglustat for the treatment of neurological manifestations of Niemann-Pick Disease Type C. The achievement of the commercial milestone payment under the LadRx AAA was considered probable as of September 30, 2024, and we recognized a $1.0 million contingent liability. Pursuant to the LadRx AAA, we earned a $2.2 million milestone payment upon FDA approval (net of certain outbound payments to third parties), and we are also eligible to receive mid-single-digit royalties on net sales of MIPLYFFA.

Daré Royalty Purchase Agreements

In April 2024, we entered into the Daré RPAs pursuant to which we paid Daré $22.0 million to acquire (a) 100% of all remaining royalties related to XACIATO not already subject to the royalty-backed financing agreement Daré entered into in December 2023 and net of payments owed by Daré to upstream licensors, which equates to royalties ranging from low to high-single-digits, and all potential commercial milestones related to XACIATO that are payable to Daré under the Daré Organon License Agreement; (b) a 4% synthetic royalty on net sales of OVAPRENE and a 2% synthetic royalty on net sales of Sildenafil Cream, which will decrease to 2.5% and 1.25%, respectively, upon us achieving a pre-specified return threshold; and (c) a portion of Daré’s right to a certain milestone payment that may become payable to Daré under the Bayer License Agreement. The Daré RPAs also provide for milestone payments to Daré of $11.0 million for each successive $22.0 million received by us under the Daré RPAs after we achieve a return threshold of $88.0 million.

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

In 2024, we received a total of $16.9 million representing our commercial payments received from sales of VABYSMO from July 1, 2023 through June 30, 2024. In February 2025, we received $11.1 million representing our commercial payment received from sales of VABYSMO during the second half of 2024. We used these cash receipts to fund contractual interest payments and partially repay the principal balance on our Blue Owl Loan (see Note 8 to the consolidated financial statements).

During the twelve months ended December 31, 2024, we recognized a total of $14.8 million in income from purchased receivables related to the Affitech CPPA under the EIR method for sales of VABYSMO.

Credit Losses on Purchased Receivables

Based on program updates we received during the year ended December 31, 2024, we recorded credit losses on purchased receivables for the following programs: $9.0 million related to the Aronora RPA, $14.0 million related to the Agenus RPA and $7.9 million related to the Talphera CPPA. The credit losses recorded for each of these programs represented the full remaining purchased receivable balance.

Portfolio Updates – License Agreements

Rezolute License Agreement

In April 2024, Rezolute dosed the first patient in its Phase 3 trial of RZ358, and we earned a $5.0 million milestone payment pursuant to our Rezolute License Agreement.

Alexion License Agreement

In December 2024, following its acquisition of Amolyt, Alexion exercised the option to continue developing anti-PTH1R monoclonal antibodies that originated from our discovery efforts as potential treatments for primary hyperparathyroidism and humoral hypercalcemia of malignancy. We will be eligible to receive up to $10.5 million in milestone payments and royalties ranging from low single to low double-digits on net commercial sales. Upon Alexion’s exercise of the option, we earned a $0.5 million payment.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with GAAP requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenues, income, and expenses, and related disclosures of contingent assets and liabilities. We routinely evaluate our estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying values of assets and liabilities and the reported amounts of revenues, income, and expenses that are not readily apparent from other sources. Actual results may differ from those estimates under different assumptions and conditions.

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

Purchase of Rights to Future Milestones, Royalties and Commercial Payments

We have purchased rights to receive a portion of certain future developmental, regulatory and commercial sales milestone payments, royalties and option fees on sales of products currently in clinical development or recently commercialized. We acquire such rights from various entities and record the amount paid for these rights as long-term royalty receivables. Agreements to purchase such rights do not have contractual terms typical of loans (such as contractual principal and interest amounts). As U.S. GAAP does not provide specific authoritative guidance covering such agreements, we have analogized and accounted for the purchased rights as a financial asset in accordance with ASC 310 as we believe our contractual rights to cash flows most closely resemble that of loans (see Note 5 to the consolidated financial statements).

Royalty and Commercial Payment Receivables (Cost Recovery Method)

We account for milestone and royalty rights related to developmental pipeline or recently commercialized products on a non-accrual basis using the cost recovery method for products where we are not able to reliably estimate the timing and amount of future cash flows. Our developmental pipeline products are non-commercial, non-approved products that require FDA or other regulatory approval, and thus have uncertain cash flows. As of December 31, 2024, the Company is unable to reliably estimate the timing and/or amount of future cash flows associated with certain commercial product receivables and thus accounts for them under the cost recovery method. The carrying values of receivables for commercial and non-commercial products are classified as current receivables based on whether payments to be received in the near term are presumed to become probable and reasonably estimable. Under the cost recovery method, any milestone, royalty, or other payment received is recorded as a direct reduction of the recorded purchased receivable balance. When the recorded purchased receivable balance has been fully collected, any additional amounts collected will be recognized as income from purchased receivables under the cost recovery method.

We rely on third-party information to calculate the income recognized during the period. If the information upon which such income amounts are derived is provided to us from partners or other third parties in arrears, the amount of income recognized is the amount that is not expected to be subsequently reversed in future periods. Any difference between the estimated and actual income amounts will be recognized in subsequent periods.

Royalty and Commercial Payment Receivables (Effective Interest Rate Method)

We account for milestone and royalty rights related to commercial products that have reliably estimable cash flows at amortized cost under the prospective effective interest rate method. Under the effective interest rate method, we calculate the effective interest rate by forecasting the expected cash flows to be received and paid over the life of the asset. The effective interest rate is recalculated at each reporting period as differences between expected cash flows and actual cash flows are realized and as there are changes to expected future cash flows. We estimate the expected cash flows based on information available to us from partners or other third parties. However, a shortened royalty term could result in a reduction in the effective interest rate, a decline in the carrying value of the receivable balance, or reductions in milestone or royalty payments compared to expectations.

We estimate the income recognized by multiplying the carrying value of the respective receivable under the effective interest rate method by the periodic interest rate. Variables affecting the recognition of income from purchased receivables under the effective interest rate method include any one of the following: (1) changes in expected cash flows of the underlying products, (2) regulatory approval of additional indications which leads to new cash flow streams, (3) changes to the estimated duration of the cash flows (e.g., patent expiration date) and (4) changes in amounts and timing of projected cash receipts and milestone payments. Any changes in the variables affecting the recognition of income from purchased receivables under the effective interest method is applied prospectively. The recognition of income from purchased receivables requires us to make estimates and assumptions around many factors, including those impacting the variables noted above.

Our prospective application of the effective interest rate method to measure royalty and commercial payment receivables requires our judgment in forecasting future expected cash flows and reliance on third-party information. We forecast expected sales based on sales projections of the underlying commercial products that are published in research analyst reports over the periods that we are entitled to rights to cash flows from royalties or milestones. Market research is generally based on analysis of factors such as commercial product growth in global economies, industry trends, and product life cycles. We consider commercial performance updates on regulatory approval for new indications or geographic areas or discontinuation of certain indications or geographic areas in our forecasting of future expected cash flows. We also consider royalty duration of the commercial products, which may be based on factors including but not limited to regulatory and marketing approval dates, patent expiration dates, first commercial sale, and generic sales. Loss of regulatory exclusivity, patent protection, or other additional factors that may be communicated to us by our partners or through third-party information may impact the royalty duration we use in forecasting future expected cash flows.

Contingent Payments

We may be obligated to make contingent payments related to certain product development milestones and sales-based milestones.

Under the cost recovery method, the contingent payments are evaluated to determine if they are subject to the provisions of ASC 815. Contingent payments subject to the scope of ASC 815 are measured at fair value at the inception of the arrangement, and subject to remeasurement to fair value during each reporting period. Any changes in the estimated fair value are recorded in the consolidated statements of operations. Contingent consideration payments that do not fall within the scope of ASC 815 are recognized when the amount is probable and estimable according to ASC 450.

Under the effective interest rate method, the amount and timing of contingent payments are included in the forecasted expected cash flows used to estimate royalty and commercial payment receivables and income from purchased receivables.

Allowance for Current Expected Credit Losses

We review our allowance for current expected credit losses on a quarterly basis based on updates from our partners, press releases and public information on clinical trials. Our current expected credit losses are based on an estimate of discounted future cash flows for our purchased receivables, which relies on assumptions including probability of technical success and discount rate. Changes to these assumptions could have a material impact on our financial statements.

Intangible Assets

Our intangible asset consists of IP from the acquisition of Pulmokine. Intangible assets are amortized based on our best estimate of the distribution of the economic value of the respective intangible assets, which is generally the expected regulatory exclusivity. We review our intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparison of the carrying amount of an asset group to the future net undiscounted cash flows that the assets are expected to generate. If the carrying amount of an asset group exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset group exceeds the fair value of the asset group.

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

Results of Operations

Income and Revenues

Total income and revenues for the years ended December 31, 2024 and 2023, were as follows (in thousands):

	Year Ended
	December 31,
	2024	2023	Change
Income from purchased receivables under the EIR method	$15,066	$—	$15,066
Income from purchased receivables under the cost recovery method	3,201	—	3,201
Revenue from contracts with customers	6,650	2,650	4,000
Revenue recognized under units-of-revenue method	3,570	2,108	1,462
Total income and revenues	$28,487	$4,758	$23,729

Income from Purchased Receivables under the EIR Method

Income from purchased receivables under the EIR method for the year ended December 31, 2024 included estimated income under the EIR method related to sales of VABYSMO of $14.8 million and to sales of IXINITY of $0.3 million. There was no income from purchased receivables under the EIR method for the year ended December 31, 2023. We expect income related to VABYSMO to increase in future periods as we expect the related sales to increase in future periods.

Income from Purchased Receivables under the Cost Recovery Method

Income from purchased receivables under the cost recovery method for the year ended December 31, 2024 included $2.7 million in estimated income under the cost recovery method related to sales of OJEMDA and $0.5 million related to a milestone payment under the Viracta RPA. There was no income from purchased receivables under the cost recovery method for the year ended December 31, 2023. We expect income from royalties on OJEMDA, which was launched in the second quarter of 2024, to increase in future periods as we expect the related sales to increase in future periods.

Revenue from Contracts with Customers

Revenue from contracts with customers includes upfront fees, annual license fees and milestone payments related to the out-licensing of our legacy product candidates and technologies. Revenue from contracts with customers for the year ended December 31, 2024 primarily included a milestone payment of $5.0 million pursuant to our license agreement with Rezolute, the $0.5 million option fee under our license agreement with Alexion, and a milestone payment of $1.0 million pursuant to a license agreement with an undisclosed licensee. Revenue from contracts with customers for the year ended December 31, 2023 primarily included milestone payments of $1.5 million and $1.0 million pursuant to the license agreements with Janssen and an undisclosed licensee, respectively.

Revenue Recognized under Units-of-Revenue Method

Revenue recognized under the units-of-revenue method includes the amortization of unearned revenue from the sale of royalty interests to HCRP in 2016. The increase in revenue for the year ended December 31, 2024 compared with the year ended December 31, 2023 was due to increased sales of products underlying the agreements with HCRP.

R&D Expenses

R&D expense was $2.9 million for the year ended December 31, 2024, compared with $0.1 million for the year ended December 31, 2023. The increase of $2.8 million was due to clinical trial costs related to KIN-3248. We are in the process of finalizing this study, and we expect a decrease in related R&D costs in 2025. However, we may continue to incur R&D costs related to stability studies and the storage of materials from the remaining programs obtained in the Kinnate acquisition.

G&A Expenses

For the year ended December 31, 2024, G&A expenses were $34.5 million compared with $25.6 million for the year ended December 31, 2023. The increase of $8.9 million was primarily due to $7.4 million in costs associated with our acquisition of Kinnate, which primarily included $3.6 million in severance costs for exit packages provided to Kinnate senior leadership, $2.9 million in legal and consulting costs, $0.4 million in information technology costs, and $0.3 million in insurance costs. In addition, we had an increase of $1.2 million in stock-based compensation expenses primarily due to the PSU grant to Mr. Hughes in connection with his appointment as full-time CEO in January 2024.

We expect G&A expenses associated with our acquisition of Kinnate to decrease in future periods as we continue to wind down Kinnate operations.

Credit Losses on Purchased Receivables

Credit losses on purchased receivables were $30.9 million for the year ended December 31, 2024 and consisted of $9.0 million related to our Aronora RPA in the second quarter of 2024, $14.0 million related to our Agenus RPA in the third quarter of 2024, and $7.9 million related to our Talphera CPPA in the fourth quarter of 2024.

Credit losses on purchased receivables were $1.6 million for the year ended December 31, 2023 and consisted of the credit losses of $1.6 million related to our Bioasis RPAs in the second quarter of 2023.

Impairment Charges

Impairment charges were $14.2 million for the year ended December 31, 2023 and consisted of the impairment of our ObsEva intangible asset of $14.2 million in the fourth quarter of 2023. There were no impairment charges for the year ended December 31, 2024.

Arbitration Settlement Costs

Arbitration settlement costs of $4.1 million for the year ended December 31, 2023, consisted of the costs incurred related to the settlement of an arbitration proceeding with one of our licensees in the first quarter of 2023. There were no arbitration settlement costs for the year ended December 31, 2024.

Other Income (Expense)

Gain on the Acquisition of Kinnate

During the year ended December 31, 2024, we recognized a $19.3 million gain on the acquisition of Kinnate due to the fair value of net assets acquired in the acquisition of Kinnate exceeding the total purchase consideration (see Note 4 to the consolidated financial statements).

Change in Fair Value of Embedded Derivative Related to RPA

During the year ended December 31, 2024, we recognized an $8.1 million change in fair value of an embedded derivative related to RPA associated with a payment of $8.1 million for the sale of a priority review voucher by Day One, which we earned pursuant to the Viracta RPA (see Note 5 to the consolidated financial statements).

Interest Expense

The accretion of debt discount and debt issuance costs is included in interest expense. Interest expense is shown below for the years ended December 31, 2024 and 2023 (in thousands):

	Year Ended
	December 31,
	2024	2023	Change
Accrued interest expense	$12,490	$535	$11,955
Accretion of debt discount and debt issuance costs	1,350	34	1,316
Total interest expense	$13,840	$569	$13,271

We incurred $13.8 million and $0.6 million in interest expense for the years ended December 31, 2024 and 2023, respectively, as a result of interest incurred on the Blue Owl Loan.

Other Income (Expense), Net

The following table shows our activity in other income (expense), net for the years ended December 31, 2024 and 2023 (in thousands):

	Year Ended
	December 31,
	2024	2023	Change
Other income (expense), net
Investment income	$6,493	$1,685	$4,808
Change in fair value of equity securities	131	(174)	305
Sublease income	272	—	272
Other	25	75	(50)
Total other income (expense), net	$6,921	$1,586	$5,335

Investment income increased by $4.8 million for the year ended December 31, 2024 compared with the same period in 2023 due to higher investment balances in 2024.

For the years ended December 31, 2024 and 2023, the change in fair value of equity securities was due to the change in market price for our investments in two public companies’ equity securities.

Sublease income increased by $0.3 million for the year ended December 31, 2024, compared with the same period in 2023 due to the lease assignment agreement acquired under the Kinnate acquisition.

Benefit/Provision for Income Taxes

We recorded an income tax benefit of $5.7 million for the year ended December 31, 2024 and no income tax benefit/provision for the year ended December 31, 2023. We continue to maintain a full valuation allowance against our remaining net deferred tax assets. We had a total of $5.9 million of gross unrecognized tax benefits, none of which would impact our effective tax rate to the extent that we continue to maintain a full valuation allowance against our deferred tax assets. We do not expect our unrecognized tax benefits to change significantly over the next twelve months.

Liquidity and Capital Resources

The following table summarizes our unrestricted cash and cash equivalents, our working capital and our cash flow activities as of and for each of the periods presented (in thousands):

	December 31,	December 31,
	2024	2023	Change
Cash and cash equivalents	$101,654	$153,290	$(51,636)
Working capital	$101,230	$149,814	$(48,584)

	Year Ended
	December 31,
	2024	2023	Change
Net cash used in operating activities	$(13,748)	$(18,158)	$4,410
Net cash used in investing activities	(28,259)	(711)	(27,548)
Net cash (used in) provided by financing activities	(11,127)	120,593	(131,720)
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(53,134)	$101,724	$(154,858)

Net cash used in operating activities decreased by $4.4 million for the year ended December 31, 2024 compared to the year ended December 31, 2023. The change was primarily driven by an increase in operating cash inflows from our partners and licensees (including $10.0 million related to the Viracta RPA after the full cost was recovered and $5.0 million from Rezolute), partially offset by $12.8 million in net payments related to Kinnate operations after our acquisition.

Net cash used in investing activities was $28.3 million for the year ended December 31, 2024 compared with net cash used in investing activities of $0.7 million for the year ended December 31, 2023. The difference was primarily due to new RPAs and CPPAs in 2024 (including $22.0 million for the Daré RPAs, $15.0 million for the Twist RPA, and $8.0 million for the Talphera CPPA), $20.2 million for the Pulmokine acquisition, and $3.2 million in purchases of equity securities in a publicly traded company, partially offset by $18.9 million net cash obtained in our Kinnate acquisition and an increase of $15.2 million in receipts under our RPAs, AAAs, and CPPAs.

Net cash used in financing activities for the year ended December 31, 2024 was $11.1 million compared with net cash provided by financing activities of $120.6 million for the year ended December 31, 2023. The difference was primarily driven by proceeds from our Blue Owl Loan in 2023.

Capital Resources

We have historically financed our operations and acquisitions through debt facilities, the issuance of our common stock, Series A and Series B Preferred Stock, and amounts received as milestone payments under our license agreements. Cash received from commercial payments related to sales of VABYSMO will be used to pay down the principal amount and interest due on our Blue Owl Loan until the loan is repaid in full. We also receive cash payments from our purchased receivables, and these receipts have been increasing in recent years as our portfolio matures. Below is a summary of the cash received from our purchased receivables and contracts with customers for the years ended December 31, 2024 and 2023 (in thousands):

	Year Ended
	December 31,
	2024	2023
Royalties and commercial payments
VABYSMO	$16,888	$7,283
OJEMDA	1,413	—
IXINITY	1,613	1,674
Other	97	—
Total royalties and commercial payments	20,011	8,957
Other receipts from purchased receivables	19,250	5,000
Receipts from contracts with customers	7,100	1,650
Total cash receipts	$46,361	$15,607

We have incurred significant operating losses since our inception and as of December 31, 2024, we had an accumulated deficit of $1.2 billion. As of December 31, 2024, we had $101.6 million in unrestricted cash and cash equivalents and $4.8 million in restricted cash. Based on our current cash balance and our planned discretionary spending, such as royalty or other acquisitions, we believe that our current financial resources are sufficient to fund our planned operations, commitments, and contractual obligations for a period of at least one year following the filing date of this Annual Report.

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

To support our royalty aggregator business model, we engage third parties to assist in the evaluation of potential acquisitions of milestone payments and royalty streams. Additional operating expenses, including consulting and legal costs, may continue to increase in 2025 in response to an anticipated increase in the volume of royalty or acquisition targets evaluated or completed.

We have an operating lease for our headquarters in Emeryville, California that expires in April 2029. As of December 31, 2024, we expect to incur incremental undiscounted costs of $0.4 million associated with our building lease.

We will be required to make future R&D and G&A expenditures related to the obligations and liabilities we assumed in the Kinnate acquisition. We expect these costs to be funded in full by the cash we received upon close of the merger.

Share Repurchase Program: On January 2, 2024, our Board authorized our first stock repurchase program, which permits us to purchase up to $50.0 million of our common stock through January 2027. During the year ended December 31, 2024, we purchased a total of 660 shares of common stock pursuant to the stock repurchase program for $13,000.

Long-Term Debt: Under the Blue Owl Loan Agreement, the outstanding principal balance will bear interest at an annual rate of 9.875%. XRL began making payments of interest under the Blue Owl Loan Agreement semi-annually in March 2024 using the royalties received on worldwide net sales of VABYSMO, pursuant to the Affitech CPPA. On each interest payment date, any shortfall in interest payment will be paid from the interest reserve, any uncured shortfall in interest payment that exceeds the interest reserve will increase the outstanding principal amount of the loan, and any royalty payments in excess of accrued interest on the loan will be used to repay the principal of the loan until the balance is fully repaid. As of December 31, 2024, XRL held restricted cash of $4.8 million in reserve accounts that may only be used to pay interest and administrative fees and XRL’s operating expenses pursuant to the Blue Owl Loan Agreement. As of December 31, 2024, the current and non-current portion of the initial term loan was $11.4 million and $106.8 million, respectively, and $3.4 million of the restricted cash was classified as non-current.

Exarafenib Milestone Contingent Consideration: Under the Kinnate CVR Agreement, Kinnate CVR holders are entitled to 100% of net proceeds of the $30.5 million potential milestone related to the sale of exarafenib to Pierre Fabre in February 2024. As the Exarafenib contingent consideration is not payable unless it is earned, we expect this payment to be fully funded by the receipt of the Exarafenib milestone asset.

Pulmokine Acquisition Contingent Consideration: Under the Pulmokine Merger Agreement, former Pulmokine shareholders are entitled to a portion of incoming receipts from the license agreement with Gossamer Bio. We expect these payments to be fully funded by the receipt of milestone and royalty payments from Gossamer Bio.

RPAs, AAAs, and CPPAs: A significant component of our business model is to acquire rights to potential future milestone payments and royalty payment streams. We expect to continue deploying capital toward these acquisitions in the near and long term.

We have paid $2.0 million for milestone payments due under our agreement with LadRx in January 2024 and November 2024 and $6.0 million for sales milestones due under our agreement with Affitech in March 2024. In March 2025, we paid the final $6.0 million in milestone payments due under the Affitech CPPA. We will be obligated to pay an additional $11.0 million for each successive $22.0 million received by us under the Daré RPAs after achievement of a return threshold of $88.0 million. We recorded $3.0 million of contingent consideration related to our RPAs, AAAs, and CPPAs on our consolidated balance sheets as of December 31, 2024.

In addition, we have potential sales-based milestone payments that may become due under our agreements with Aronora and Kuros. All of these milestones and royalty payments represent a portion of the funds we may receive in the future pursuant to these agreements, and therefore we expect these payments to be fully funded by the related royalty or commercial payment receipts.

Collaborative Agreements, Royalties and Milestone Payments: We may need to make potential future milestone payments and pay legal fees to third parties as part of our licensing and development programs. Payments under these agreements become due and payable only upon the achievement of certain developmental, regulatory, and commercial milestones by our licensees. Because it is uncertain if and when these milestones will be achieved, such contingencies, aggregating up to $6.3 million (assuming one product per contract meets all milestone events) have not been recorded on our consolidated balance sheet as of December 31, 2024. We are unable to determine precisely when and if our payment obligations under the agreements will become due as these obligations are based on milestone events, the achievement of which is subject to a significant number of risks and uncertainties. We expect all payments due to be funded by a portion of the related milestone or royalty revenue we receive or we expect these payments to be reimbursed by our licensees.

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

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements of the Registrant, related notes and report of independent registered public accounting firm are set forth beginning on page F-1 of this Annual Report.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer (our principal executive officer) and our Senior Vice President, Finance and Chief Financial Officer (our principal financial and accounting officer), we conducted an evaluation of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this Annual Report. Our disclosure controls and procedures are intended to help ensure that the information we are required to disclose in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Senior Vice President, Finance and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. Based on this evaluation, our Chief Executive Officer and our Senior Vice President, Finance and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Annual Report.

Management’s Report on Internal Control over Financial Reporting

Management, including our Chief Executive Officer and our Senior Vice President, Finance and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). The Company’s internal control system is designed to provide reasonable assurance to our management and Board regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the U.S.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013 Framework). Based on this assessment, management concluded that, as of December 31, 2024, our internal control over financial reporting was effective.

This Annual Report does not include an attestation report from our registered public accounting firm regarding our internal control over financial reporting due to an exemption for “non-accelerated filers.”

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. OTHER INFORMATION

(b) Trading Plans

During the fiscal quarter ended December 31, 2024, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (in each case, as defined in Item 408(a) of Regulation S-K).

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this Item will be included in our proxy statement for the 2025 Annual Meeting of Stockholders (“2025 Proxy Statement”), under the sections labeled “Election of Directors,” “Information about our Executive Officers,” “Board Matters,” “Insider Trading Policy” and, as applicable, “Delinquent Section 16(a) Reports” and is incorporated by reference. The 2025 Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year to which this Annual Report relates.

Code of Ethics

The Company has adopted a Code of Ethics that applies to all of our employees, officers and directors including the Chief Executive Officer (principal executive officer) and the Senior Vice President, Finance and Chief Financial Officer (principal financial and principal accounting officer), or persons performing similar functions. Our Code of Ethics is posted on the Company’s website at https://investors.xoma.com/corporate-governance. We intend to satisfy the applicable disclosure requirements regarding amendments to certain provisions of the Code of Ethics, or waivers of the Code of Ethics granted to executive officers and directors, by posting such information on our website within four business days following the date of the amendment or waiver.

Item 11. EXECUTIVE COMPENSATION

Information required by this Item will be included in our 2025 Proxy Statement under the sections labeled “Compensation of Executive Officers,” “Compensation of Directors,” and “Compensation Committee Interlocks” and is incorporated by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this Item will be included in our 2025 Proxy Statement under the sections labeled “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance under Equity Compensation Plans” and is incorporated by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this Item will be included in our 2025 Proxy Statement under the sections labeled “Board Matters” and “Transactions with Related Persons” and is incorporated by reference.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this Item will be included in our 2025 Proxy Statement under the section labeled “Ratification of the Selection of the Independent Registered Public Accounting Firm” and is incorporated by reference.

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

The exhibits listed in the accompanying index to exhibits are filed, furnished, or incorporated by reference as part of this Annual Report on Form 10-K.

		Incorporation By Reference
Exhibit
Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

2.1	Agreement and Plan of Merger between the Company, Kinnate and Merger Sub, dated February 16, 2024	8-K	001-39801	2.1	02/16/2024

2.2	Contingent Value Rights Agreement, dated April 3, 2024, by and between the Company, XRA 1 Corp., Broadridge Corporate Issuer Solutions, LLC and Fortis Advisors LLC	8-K	001-39801	2.2	04/03/2024

3.1	Certificate of Incorporation of the Company	8-K12G3	000-14710	3.1	01/03/2012

3.2	Certificate of Amendment of Certificate of Incorporation of the Company	8-K	000-14710	3.1	05/31/2012

3.3	Certificate of Amendment to the Certificate of Incorporation of the Company	8-K	000-14710	3.1	05/28/2014

3.4	Certificate of Amendment to the Certificate of Incorporation of the Company	8-K	000-14710	3.1	10/18/2016

3.5	Certificate of Amendment to the Certificate of Incorporation of the Company	8-K	001-39801	3.1	07/09/2024

3.6	Certificate of Designation of Preferences, Rights and Limitations of Series X Convertible Preferred Stock	8-K	000-14710	3.1	02/16/2017

3.7	Certificate of Designation of 8.625% Series A Cumulative Perpetual Preferred Stock	8-K	000-14710	3.1	12/11/2020

		Incorporation By Reference
Exhibit
Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

3.8	Certificate of Designation of 8.375% Series B Cumulative Perpetual Preferred Stock	8-K	001-39801	3.1	04/08/2021

3.9	Certificate of Correction of the Certificate of Designation of 8.375% Series B Cumulative Perpetual Preferred Stock	10-Q	001-39801	3.8	08/05/2021

3.10	Certificate of Amendment to the Certificate of Designation of 8.375% Series B Cumulative Perpetual Preferred Stock of the Company	8-K	001-39801	3.1	08/05/2021

3.11	By-laws of the Company	8-K12G3	000-14710	3.2	01/03/2012

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, 3.5, 3.6, 3.7, 3.8, 3.9, 3.10, and 3.11

4.2	Specimen of Common Stock Certificate	8-K	000-14710	4.1	01/03/2012

4.3	Deposit Agreement, dated effective April 9, 2021, by and among the Company, American Stock Transfer & Trust Company, LLC, as depositary, and the holders of the depositary receipts issued thereunder	8-K	001-39801	4.1	04/08/2021

4.4	Form of Warrants (May 2018 Warrants)	10-Q	000-14710	4.6	08/07/2018

4.5	Form of Warrants (March 2019 Warrants)	10-Q	000-14710	4.7	05/06/2019

4.6	Form of Warrant (December 2023) ($35.00 Exercise Price)	8-K	001-39801	4.1	12/19/2023

4.7	Form of Warrant (December 2023) ($42.50 Exercise Price)	8-K	001-39801	4.2	12/19/2023

4.8	Form of Warrant (December 2023) ($50.00 Exercise Price)	8-K	001-39801	4.3	12/19/2023

4.9	Form of Indenture	S-3	333-277794	4.6	03/08/2024

4.10+	Description of Registrant’s Securities

10.1*	Amended and Restated 2010 Long Term Incentive and Stock Award Plan	DEF 14A	001-39801	Appendix A	04/04/2023

10.2*	Form of Stock Option Agreement for Amended and Restated 2010 Long Term Incentive and Stock Award Plan	10-K	000-14710	10.6A	03/14/2012

10.3*	Form of Performance Stock Unit Agreement under the Amended and Restated 2010 Long Term Incentive and Stock Award Plan	8-K	001-39801	10.1	05/18/2023

		Incorporation By Reference
Exhibit
Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

10.4*	2016 Non-Equity Incentive Compensation Plan	10-Q	000-14710	10.1	05/04/2016

10.5*	Amended 2015 Employee Share Purchase Plan	8-K	000-14710	10.2	05/24/2017

10.6*	Form of Subscription Agreement and Authorization of Deduction under the 2015 Employee Stock Purchase Plan	S-8	333-204367	99.2	05/21/2015

10.7*	Officer Employment Agreement, dated August 7, 2017, between the Company and Thomas Burns	10-Q	000-14710	10.8	11/06/2017

10.8#*	Letter Amendment to Officer Employment Agreement dated April 1, 2022, between the Company and Thomas Burns	10-Q	001-39801	10.2	05/05/2022

10.9#*	Letter Amendment to Officer Employment Agreement dated November 1, 2022, between the Company and Thomas Burns	10-K	001-39801	10.10	03/09/2023

10.10*	Amended and Restated Change of Control Severance Agreement, dated August 7, 2017, to the Change of Control Severance Agreement, dated October 28, 2015, between the Company and Thomas Burns	10-Q	000-14710	10.10	11/06/2017

10.11*	Form of Amended and Restated Indemnification Agreement for Directors and Officers	10-K	001-39801	10.56	03/10/2021

10.12#*	The Retention and Severance Plan, dated March 31, 2022	10-Q	001-39801	10.1	05/05/2022

10.13#*	The Amended Retention and Severance Plan, dated October 25, 2022	10-K	001-39801	10.14	03/09/2023

10.14*	Officer Employment Agreement, dated January 3, 2023, between the Company and Owen Hughes	10-K	001-39801	10.15	03/09/2023

10.15*	Amended and Restated Officer Employment Agreement, dated January 8, 2024, between the Company and Owen Hughes	10-K	001-39801	10.16	3/8/2024

10.16*	Officer Employment Agreement, dated January 3, 2023, between the Company and Bradley Sitko	10-K	001-39801	10.16	03/09/2023

10.17*	Inducement Stock Option Agreement, by and between the Company and Owen Hughes	S-8	333-269459	99.2	01/30/2023

		Incorporation By Reference
Exhibit
Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

10.18*	Inducement Stock Option Agreement, by and between the Company and Owen Hughes	S-8	333-269459	99.3	01/30/2023

10.19*	Inducement Stock Option Agreement, by and between the Company and Bradley Sitko	S-8	333-269459	99.4	01/30/2023

10.20*	Inducement Stock Option Agreement, by and between the Company and Bradley Sitko	S-8	333-269459	99.5	01/30/2023

10.21†	Collaboration Agreement, dated as of November 1, 2006, between Takeda Pharmaceutical Company Limited and XOMA (US) LLC	10-K	000-14710	10.46	03/08/2007

10.22†	First Amendment to Collaboration Agreement, effective as of February 28, 2007, between Takeda Pharmaceutical Company Limited and XOMA (US) LLC	10-Q	000-14710	10.48	05/10/2007

10.23†	Second Amendment to Collaboration Agreement, effective as of February 9, 2009, among Takeda Pharmaceutical Company Limited and XOMA (US) LLC	10-K	000-14710	10.31B	03/11/2009

10.24†	License Agreement, dated December 6, 2017, between XOMA (US) LLC and Rezolute, Inc. (formerly AntriaBio)	10-K	000-14710	10.66	03/07/2018

10.25†	Amendment No. 1, dated March 30, 2018, to the License Agreement, dated December 6, 2017, between XOMA (US) LLC and Rezolute, Inc. (formerly AntriaBio, Inc.)	10-Q	000-14710	10.1	05/09/2018

10.26†	Amendment No. 2, dated January 7, 2019, to the License Agreement, dated December 6, 2017, between XOMA (US) LLC and Rezolute, Inc. (formerly AntriaBio)	10-K	000-14710	10.71	03/07/2019

10.27	Amendment No. 3, dated March 31, 2020, to the License Agreement, dated December 6, 2017, between XOMA (US) LLC and Rezolute, Inc. (formerly AntriaBio)	10-Q	000-14710	10.2	05/05/2020

10.28#	Commercial Payment Purchase Agreement, dated October 6, 2021, by and among XOMA (US) LLC and Affitech Research AS	10-K	001-39801	10.48	03/08/2021

10.29#	Royalty Purchase Agreement dated March 22, 2021 between XOMA (US) LLC and Viracta Therapeutics, Inc.	10-Q	001-39801	10.1	05/06/2021

		Incorporation By Reference
Exhibit
Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

10.30+	Amendment No. 1, dated March 4, 2024, to the Royalty Purchase Agreement dated March 22, 2021 between XOMA (US) LLC and Viracta Therapeutics, Inc.

10.31#	Royalty Purchase Agreement, dated July 14, 2021, by and among XOMA (US) LLC and Kuros Royalty Fund (US) LLC	10-Q	001-39801	10.2	11/04/2021

10.32#	Assignment and Assumption Agreement, dated as of June 21, 2023, by and between XOMA (US) LLC and LadRx Corporation	10-Q	001-39801	10.3	08/08/2023

10.33#	Royalty Purchase Agreement, dated as of June 21, 2023, by and between XOMA (US) LLC and LadRx Corporation	10-Q	001-39801	10.4	08/08/2023

10.34+	Amendment No. 1, dated June 3, 2024, to the Royalty Purchase Agreement, dated as of June 21, 2023, by and between XOMA (US) LLC and LadRx Corporation

10.35	Common Stock Sales Agreement, dated December 18, 2018, by and between the Company and H.C. Wainwright & Co., LLC	8-K	000-14710	10.1	12/18/2018

10.36	Amendment No. 1, dated March 10, 2021, to the Common Stock Sales Agreement, dated December 18, 2018, by and between the Company and H.C. Wainwright & Co., LLC	10-K	001-39801	10.59	03/10/2021

10.37#	At Market Issuance Sales Agreement, dated August 5, 2021, by and between the Company and B. Riley Securities, Inc.	8-K	001-39801	10.1	08/05/2021

10.38#	Loan Agreement dated December 15, 2023, between XRL 1 LLC, the lenders from time to time party thereto and Blue Owl Capital Corporation	10-K	001-39801	10.63	03/08/2024

10.39#	Sale, Contribution and Servicing Agreement dated as of December 15, 2023 by and among XOMA (US) LLC, as Seller, and solely for purposes of Section 2.03 and Section 4.03(b)(ii) therein, the Company, as Parent, on the one hand and XRL 1 LLC, as Purchaser, on the other hand	10-K	001-39801	10.64	03/08/2024

10.40#	Office Lease dated June 27, 2023 between KBSIII Towers at Emeryville, LLC and XOMA (US) LLC	10-K	001-39801	10.65	03/08/2024

Incorporation By Reference
Exhibit
Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

10.41#	Net Office Lease dated August 5, 2021 between Presidio Trust and Kinnate Biopharma Inc.	10-Q	001-39801	10.1	08/13/2024

10.42#	Letter Agreement dated August 26, 2021 between Presidio Trust and Kinnate Biopharma Inc.	10-Q	001-39801	10.2	08/13/2024

10.43#	Landlord Consent to Assignment and Assumption of Lease dated February 1, 2024 by and among Presidio Trust, Kinnate Biopharma Inc., and Eventbrite, Inc.	10-Q	001-39801	10.3	08/13/2024

19.1+	Insider Trading Policy

21.1+	Subsidiaries of the Company

23.1+	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm

31.1+	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

31.2+	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

32.1(1)	Certifications of Chief Executive Officer and Chief Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. §1350

97	Incentive Compensation Clawback Policy	10-K	001-39801	97	03/08/2024

101.INS+	Inline XBRL Instance Document

101.SCH+	Inline XBRL Taxonomy Extension Schema Document

101.CAL+	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF+	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB+	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE+	Inline XBRL Taxonomy Extension Presentation Linkbase Document

Incorporation By Reference
Exhibit
Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Item 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 17th day of March 2025.

XOMA Royalty Corporation

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Owen Hughes	Chief Executive Officer and Director (Principal Executive Officer)	March 17, 2025
(Owen Hughes)

/s/ Thomas Burns	Senior Vice President, Finance and Chief Financial Officer	March 17, 2025
(Thomas Burns)	(Principal Financial and Principal Accounting Officer)

/s/ Jack L. Wyszomierski	Chairman of the Board	March 17, 2025
(Jack L. Wyszomierski)

/s/ Heather L. Franklin	Director	March 17, 2025
(Heather L. Franklin)

/s/ Natasha Hernday	Director	March 17, 2025
(Natasha Hernday)

/s/ Barbara Kosacz	Director	March 17, 2025
(Barbara Kosacz)

/s/ Joseph M. Limber	Director	March 17, 2025
(Joseph M. Limber)

/s/ Matthew Perry	Director	March 17, 2025
(Matthew Perry)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of XOMA Royalty Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of XOMA Royalty Corporation and subsidiaries (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive loss, stockholders' equity, and cash flows, for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

Royalty and commercial payment receivables and Income from purchased receivables under the effective interest rate (“EIR”) method — Refer to Notes 2 and 5 to the financial statements

Critical Audit Matter Description

The Company has purchased rights to receive a portion of certain future developmental, regulatory and commercial sales milestones, royalties and option fees on sales of products (“royalty and commercial payment receivables”) currently in clinical development or recently commercialized. The carrying value of the total royalty and commercial payment receivables is $76.1 million as of December 31, 2024. For the year ended December 31, 2024, the Company recognized income from purchased receivables under the EIR method of $15.1 million. As explained in Note 2 to the consolidated financial statements, the Company accounts for royalty and commercial payment receivables either on a non-accrual basis using the cost recovery method or at amortized cost under the prospective EIR method. The Company accounts for rights to future milestones, royalties, and commercial payments related to commercial products with future cash flows that can be reliably estimated under the prospective EIR method. Additionally, management assesses all royalty and commercial payment receivables for current expected credit losses at each reporting date.

We identified the decision to account for a specific royalty and commercial payment receivable prospectively under the EIR method, the estimated cash flows used within the EIR method and the evaluation of expected credit losses as a critical audit matter. This determination was due to the judgments and assumptions used by management to estimate the future cash flows of each royalty and commercial payment receivable. Auditing the estimated future cash flows of the royalty and commercial payment receivables and related income recognized under the EIR method involved complex auditor judgment, because the assumptions used by management to estimate the expected cash flows from the underlying royalty and commercial payment receivable are affected by changes in market conditions such as commercial product growth in global economies, industry trends, product life cycles, regulatory approval in geographical areas, discontinuation of certain indications or geographic areas, and royalty duration.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the evaluation of assumptions used in the Company’s estimated cash flows used for those royalty and commercial payment receivables accounted for under the EIR method, as well as the evaluation of assumptions used in the Company’s credit loss assessment of the royalty and commercial payment receivables under both the EIR and cost recovery methods, included the following, among others:

●	We evaluated the methodology and completeness and accuracy of the key assumptions used by management to forecast the expected cash flows of the Company’s royalty and commercial payment receivables to assess whether those expected cash flows were reliably estimable. Our procedures included comparing past forecasts to actual results, where applicable, and comparing the expected cash flows to information from partners, third-party analyst reports or other published sales information. We compared the royalty duration utilized within the expected cash flows to the original purchase agreements and confirmed the terms of those original purchase agreements, and any subsequent amendments, with the counterparty.

●	We recalculated the effective interest rate and associated income from purchase receivables under the EIR method.

●	We evaluated the Company’s assessment of expected credit losses by developing an independent expectation of expected credit losses through research of third-party disclosures and clinical trial news for programs associated with the milestone and royalty rights and comparing such expectation to those included in the Company’s analysis.

●	We inspected the Company’s documentation of inquiries and written correspondence to obtain program updates from the selling parties of the milestone and royalty rights throughout the year and through the Company’s reporting date and confirmed with the selling parties of the milestone and royalty rights that complete information known to the selling party regarding the associated research programs was provided timely, completely, and accurately to the Company.

/s/ Deloitte & Touche LLP

San Francisco, California

March 17, 2025

We have served as the Company's auditor since 2018.

XOMA ROYALTY CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31,	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$101,654	$153,290
Short-term restricted cash	1,330	160
Investment in equity securities	3,529	161
Trade and other receivables, net	1,839	1,004
Short-term royalty and commercial payment receivables under the EIR method	14,763	—
Short-term royalty and commercial payment receivables under the cost recovery method	413	14,215
Prepaid expenses and other current assets	2,076	483
Total current assets	125,604	169,313

Long-term restricted cash	3,432	6,100
Property and equipment, net	32	25
Operating lease right-of-use assets	319	378
Long-term royalty and commercial payment receivables under the EIR method	4,970	—
Long-term royalty and commercial payment receivables under the cost recovery method	55,936	57,952
Exarafenib milestone asset (Note 4)	3,214	—
Intangible assets, net	25,909	—
Other assets - long term	1,861	533
Total assets	$221,277	$234,301

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,053	$653
Accrued and other liabilities	5,752	2,768
Contingent consideration under RPAs, AAAs, and CPPAs	3,000	7,000
Operating lease liabilities	446	54
Unearned revenue recognized under units-of-revenue method	1,361	2,113
Preferred stock dividend accrual	1,368	1,368
Current portion of long-term debt	11,394	5,543
Total current liabilities	24,374	19,499
Unearned revenue recognized under units-of-revenue method – long-term	4,410	7,228
Exarafenib milestone contingent consideration (Note 4)	3,214	—
Long-term operating lease liabilities	483	335
Long-term debt	106,875	118,518
Total liabilities	139,356	145,580

Commitments and Contingencies (Note 13)

Stockholders’ equity:
Preferred Stock, $0.05 par value, 1,000,000 shares authorized:
8.625% Series A cumulative, perpetual preferred stock, 984,000 shares issued and outstanding as of December 31, 2024 and December 31, 2023	49	49
8.375% Series B cumulative, perpetual preferred stock, 1,600 shares issued and outstanding as of December 31, 2024 and December 31, 2023	—	—
Convertible preferred stock, 5,003 shares issued and outstanding as of December 31, 2024 and December 31, 2023	—	—
Common stock, $0.0075 par value, 277,333,332 shares authorized, 11,952,377 and 11,495,492 shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively	90	86
Additional paid-in capital	1,318,766	1,311,809
Accumulated other comprehensive income	73	—
Accumulated deficit	(1,237,057)	(1,223,223)
Total stockholders’ equity	81,921	88,721
Total liabilities and stockholders’ equity	$221,277	$234,301

The accompanying notes are an integral part of these consolidated financial statements.

XOMA ROYALTY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended
	December 31,
	2024	2023
Income and revenues:
Income from purchased receivables under the EIR method	$15,066	$—
Income from purchased receivables under the cost recovery method	3,201	—
Revenue from contracts with customers	6,650	2,650
Revenue recognized under units-of-revenue method	3,570	2,108
Total income and revenues	28,487	4,758

Operating expenses:
Research and development	2,875	143
General and administrative	34,478	25,606
Credit losses on purchased receivables (Note 5)	30,904	1,575
Impairment charges (Note 4)	—	14,253
Arbitration settlement costs	—	4,132
Amortization of intangible assets	206	897
Total operating expenses	68,463	46,606

Loss from operations	(39,976)	(41,848)

Other income (expense):
Gain on the acquisition of Kinnate	19,316	—
Change in fair value of embedded derivative related to RPA	8,100	—
Interest expense	(13,840)	(569)
Other income (expense), net	6,921	1,586
Net loss before income tax	(19,479)	(40,831)
Income tax benefit	5,658	—
Net loss	$(13,821)	$(40,831)

Net loss attributable to common stockholders (Note 11):
Basic	$(19,293)	$(46,303)
Diluted	$(19,293)	$(46,303)

Net loss per share attributable to common stockholders:
Basic	$(1.65)	$(4.04)
Diluted	$(1.65)	$(4.04)

Weighted-average shares used in computing net loss per share attributable to common stockholders:
Basic	11,701	11,471
Diluted	11,701	11,471

The accompanying notes are an integral part of these consolidated financial statements.

XOMA ROYALTY CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Year Ended
	December 31,
	2024	2023
Net loss	$(13,821)	$(40,831)
Net unrealized gain on available-for-sale debt securities	73	—
Comprehensive loss	$(13,748)	$(40,831)

The accompanying notes are an integral part of these consolidated financial statements

XOMA ROYALTY CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Series A		Series B		Convertible				Additional	Accumulated		Total
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balance, December 31, 2023	984	$49	2	$—	5	$—	11,495	$86	$1,311,809	—	$(1,223,223)	$88,721
Exercise of stock options	—	—	—	—	—	—	302	2	1,830	—	—	1,832
Stock-based compensation expense	—	—	—	—	—	—	—	—	10,312	—	—	10,312
Issuance of common stock related to 401(k) contribution and ESPP	—	—	—	—	—	—	20	1	287	—	—	288
Issuance of common stock related to PSUs	—	—	—	—	—	—	136	1	—	—	—	1
Repurchase of common stock	—	—	—	—	—	—	(1)	—	—	—	(13)	(13)
Preferred stock dividends	—	—	—	—	—	—	—	—	(5,472)	—	—	(5,472)
Net unrealized gain on available-for-sale debt securities	—	—	—	—	—	—	—	—	—	73	—	73
Net loss	—	—	—	—	—	—	—	—	—	—	(13,821)	(13,821)
Balance, December 31, 2024	984	$49	2	$—	5	$—	11,952	$90	$1,318,766	$73	$(1,237,057)	$81,921

	Series A		Series B		Convertible				Additional		Total
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2022	984	$49	2	$—	5	$—	11,454	$86	$1,306,271	$(1,182,392)	$124,014
Exercise of stock options	—	—	—	—	—	—	28	—	235	—	235
Stock-based compensation expense	—	—	—	—	—	—	—	—	9,099	—	9,099
Issuance of common stock warrants	—	—	—	—	—	—	—	—	1,470	—	1,470
Issuance of common stock related to 401(k) contribution and ESPP	—	—	—	—	—	—	13	—	206	—	206
Preferred stock dividends	—	—	—	—	—	—	—	—	(5,472)	—	(5,472)
Net loss	—	—	—	—	—	—	—	—	—	(40,831)	(40,831)
Balance, December 31, 2023	984	$49	2	$—	5	$—	11,495	$86	$1,311,809	$(1,223,223)	$88,721

The accompanying notes are an integral part of these consolidated financial statements.

XOMA ROYALTY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(13,821)	$(40,831)
Adjustments to reconcile net loss to net cash used in operating activities:
Income from purchased receivables under the EIR method	(15,066)	—
Stock-based compensation expense	10,312	9,099
Credit losses on purchased receivables	30,904	1,575
Impairment charges	—	14,253
Gain on the acquisition of Kinnate	(19,316)	—
Income tax benefit	(5,658)	—
Change in fair value of contingent consideration under RPAs, AAAs, and CPPAs	—	(75)
Common stock contribution to 401(k)	118	123
Amortization of intangible assets	206	897
Depreciation	10	3
Accretion of long-term debt discount and debt issuance costs	1,350	34
Non-cash lease expense	60	119
Change in fair value of equity securities	(131)	174
Change in fair value of available-for-sale debt securities classified as cash equivalents	73	—
Changes in assets and liabilities:
Trade and other receivables, net	(835)	(1,003)
Prepaid expenses and other assets	302	219
Accounts payable and accrued liabilities	1,598	(523)
Operating lease liabilities	(284)	(114)
Unearned revenue recognized under units-of-revenue method	(3,570)	(2,108)
Net cash used in operating activities	(13,748)	(18,158)

Cash flows from investing activities:
Net cash acquired in Kinnate acquisition	18,926	—
Net payment for IP acquired under the Pulmokine Acquisition	(20,176)	—
Payments of consideration under RPAs, AAAs, and CPPAs	(53,000)	(14,650)
Receipts under RPAs, AAAs, and CPPAs	29,248	13,956
Purchase of equity securities	(3,237)	—
Purchase of property and equipment	(20)	(17)
Net cash used in investing activities	(28,259)	(711)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	130,000
Principal payments – debt	(6,902)	—
Debt issuance costs and loan fees paid in connection with long-term debt	(740)	(4,253)
Payment of preferred stock dividends	(5,472)	(5,472)
Repurchases of common stock	(13)	—
Proceeds from exercise of options and other share-based compensation	5,214	466
Taxes paid related to net share settlement of equity awards	(3,214)	(148)
Net cash (used in) provided by financing activities	(11,127)	120,593

Net (decrease) increase in cash, cash equivalents, and restricted cash	(53,134)	101,724
Cash, cash equivalents, and restricted cash as of the beginning of the period	159,550	57,826
Cash, cash equivalents, and restricted cash as of the end of the period	$106,416	$159,550

Supplemental cash flow Information:
Cash paid for interest	$9,985	$—
Right-of-use assets obtained in exchange for operating lease liabilities	$—	$468

Non-cash investing and financing activities:
Issuance of common stock warrants in connection with long-term debt	$—	$1,470
Accrued issuance costs in connection with issuance of long-term debt	$—	$501
Estimated initial fair value of contingent consideration under the LadRx Agreement	$—	$1,000
Estimated initial fair value of the Exarafenib milestone asset in Kinnate acquisition	$2,922	$—
Estimated initial fair value of the Exarafenib milestone contingent consideration in Kinnate acquisition	$(2,922)	$—
Right-of-use assets obtained in exchange for operating lease liabilities in Kinnate acquisition	$824	$—
Relative fair value basis reduction of right-of-use assets in Kinnate acquisition	$(824)	$—
Accrual of contingent consideration under the Affitech CPPA	$3,000	$6,000
Accrual of contingent consideration under the LadRx AAA	$1,000	$—
Preferred stock dividend accrual	$1,368	$1,368

The accompanying notes are an integral part of these consolidated financial statements.

XOMA Royalty Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business

XOMA Royalty Corporation, a Delaware corporation, is a biotech royalty aggregator with a sizable portfolio of economic rights to future potential milestone and royalty payments associated with partnered commercial and pre-commercial therapeutic candidates. On July 10, 2024, the Company changed its name from XOMA Corporation to XOMA Royalty Corporation. The Company’s portfolio was built through the acquisition of rights to future milestone payments, royalties and commercial payments, since its royalty aggregator business model was implemented in 2017. These acquisitions build upon out-licensing agreements for proprietary products and platforms held within the Company’s portfolio. The Company’s drug royalty aggregator business is primarily focused on early to mid-stage clinical assets in Phase 1 and 2 development, which the Company believes have significant commercial sales potential and that are licensed to well-funded partners with established expertise in developing and commercializing drugs. The Company also acquires milestone and royalty revenue streams on late-stage or commercial assets that are designed to address unmet markets or have a therapeutic advantage over other treatment options, and have long duration of market exclusivity. The Company expects most of its future income and revenue to be based on payments the Company may receive for milestones and royalties associated with these assets as well as the periodic recognition of income under the EIR method.

Liquidity and Financial Condition

The Company has incurred significant operating losses and negative cash flows from operations since its inception. As of December 31, 2024, the Company had cash, cash equivalents, and restricted cash of $106.4 million primarily related to financing cash inflows received in December 2023 pursuant to the Blue Owl Loan Agreement (see Note 8).

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, income, revenue and expenses, and related disclosures. Management routinely evaluates its estimates including, but not limited to, those related to projected cash flows associated with income from purchased receivables under the EIR method, income from purchased receivables under the cost recovery method, revenue from contracts with customers, revenue recognized under the units-of-revenue method, royalty and commercial payment receivables, the Exarafenib milestone asset and contingent consideration, contingent consideration for purchased receivables, amortization of the Blue Owl Loan, accrued expenses, and stock-based compensation. The Company bases its estimates on historical experience and on various other market-specific and other relevant assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

Actual results may differ significantly from these estimates, including estimates such as the Company’s income from purchased receivables under the EIR method, income from purchased receivables under the cost recovery method, amortization of the payments received from HCRP, and amortization of the Blue Owl Loan. Estimates related to income from purchased receivables under the EIR method are from commercial products that the Company has assessed to have reliably estimable cash flows based on the best information available from its partners or other third parties and from changes in expected cash flows for royalty and commercial receivables. Estimates related to income from purchased receivables under the cost recovery method may be based on the best information available to the Company from its partners or other third parties. Any changes to the estimated payments made by partners can result in a material adjustment to income reported. Under the contracts with HCRP, the amortization for the reporting period is calculated based on the payments expected to be made by the licensees to HCRP over the term of the arrangement. Any changes to the estimated payments by the licensees to HCRP can result in a material adjustment to revenue previously reported. The Company’s amortization of the Blue Owl Loan is calculated based on the commercial payments expected to be received from Roche for VABYSMO under the Affitech CPPA. Any changes to the estimated commercial payments from Roche can result in a material adjustment to the interest expense and term loan balance reported.

Cash, Cash Equivalents, and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated statements of cash flows (in thousands):

	December 31,	December 31,
	2024	2023
Unrestricted cash	$8,983	$124,938
Unrestricted cash equivalents	92,671	28,352
Total unrestricted cash and cash equivalents	$101,654	$153,290
Short-term restricted cash	1,330	160
Long-term restricted cash	3,432	6,100
Total restricted cash	$4,762	$6,260
Total unrestricted and restricted cash and cash equivalents	$106,416	$159,550

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

Allowance for credit losses are recorded for available-for-sale debt securities with unrealized losses. The amount of credit losses that can be recognized for available-for-sale debt securities is limited to the amount by which carrying value exceeds fair value, and previously recognized credit losses are reversed if the fair value increases.

As of December 31, 2024, all investments in debt securities were held in U.S. treasury bills and classified as available-for-sale. There was no allowance for credit losses on investments in debt securities as of December 31, 2024. The Company sold $40.5 million of available-for-sale debt securities during the year ended December 31, 2024 and immediately reinvested such proceeds into additional debt securities. During the year ended December 31, 2024, the Company realized gains of $0.4 million from those sales. There were no investments in debt securities as of December 31, 2023 and during the year ended December 31, 2023.

Cash equivalents classified as available-for-sale debt securities consisted of the following (in thousands):

	December 31, 2024
	Amortized	Unrealized	Unrealized	Estimated Fair
	Cost Basis	Gains	Losses	Value
U.S. treasury bills	$20,294	$73	$—	$20,367
Total debt securities	$20,294	$73	$—	$20,367

December 31, 2023
	Amortized	Unrealized	Unrealized	Estimated Fair
	Cost Basis	Gains	Losses	Value
U.S. treasury bills	$—	$—	$—	$—
Total debt securities	$—	$—	$—	$—

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

For the year ended December 31, 2024, four partners represented 52%, 18%, 13%, and 11% of total income and revenues. For the year ended December 31, 2023, three partners represented 44%, 32%, and 21% of total income and revenues. Two partners represented 70% and 27% of the trade and other receivables, net balance as of December 31, 2024. One partner represented 100% of the trade and other receivables, net balance as of December 31, 2023.

Purchase of Rights to Future Milestones, Royalties, and Commercial Payments

The Company has purchased rights to receive a portion of certain future developmental, regulatory and commercial sales milestones, royalties, and option fees on sales of products currently in clinical development or recently commercialized. Agreements to purchase such rights do not have contractual terms typical of loans (such as contractual principal and interest amounts). As U.S. GAAP does not provide specific authoritative guidance covering such agreements, the Company has analogized and accounted for the amounts paid for these rights as a financial asset that is akin to a loan in accordance with ASC 310 as the Company believes they most closely resemble that of loans under royalty and commercial payment receivables (see Note 5). In addition, the Company may be obligated to make contingent payments related to certain product development milestones and sales-based milestones.

Under the EIR method, the amount and timing of contingent payments are included in the forecasted expected cash flows used to estimate royalty and commercial payment receivables and income from purchased receivables.

Under the cost recovery method, the contingent payments are evaluated to determine if they are subject to the provisions of ASC 815. Contingent payments subject to the scope of ASC 815 are measured at fair value at the inception of the arrangement, and subject to remeasurement to fair value during each reporting period. Any changes in the estimated fair value are recorded in the consolidated statements of operations. Contingent consideration payments that do not fall within the scope of ASC 815 are recognized when the amounts are probable and reasonably estimable according to ASC 450.

Effective Interest Rate Method

The Company accounts for rights to future milestones, royalties, and commercial payments related to commercial products with future cash flows that can be reliably estimated at amortized cost under the prospective EIR method in accordance with ASC 835-30, Imputation of Interest. The EIR is calculated by forecasting the expected cash flows to be received and paid over the life of the asset relative to the receivable’s carrying amount at the time when the Company determines that there are reliable cash flows. The carrying amount of a receivable is made up of the opening balance, which is increased by accrued income and expected cash payments and decreased by cash receipts in the period to arrive at the ending balance. The EIR is recalculated at each reporting period as differences between expected cash flows and actual cash flows are realized and as there are changes to the expected future cash flows. If the EIR for the current period is lower than the prior period and if the gross cash flows have declined (expected and collected), the Company records an allowance for the change in expected cash flows. Receivables related to income from purchased receivables under the EIR method totaled $19.8 million and zero as of December 31, 2024 and December 31, 2023, respectively, in connection with the reclassification from cost recovery method to EIR method for the Affitech CPPA and Aptevo CPPA (Note 5).

For income from purchased receivables under the EIR method, the accretable yield is recognized as income at the effective rate of return over the expected life of the royalty and commercial payment receivable. The amounts and duration of forecasted expected future cash flows used to calculate and measure income are largely impacted by research analyst coverage, commercial performance of the product, and contract or patent duration.

The prospective application of the EIR method to measure royalty and commercial payment receivables requires judgment in forecasting future expected cash flows and reliance on third-party information. The Company forecasts expected sales based on sales projections of the underlying commercial products that are published in research analyst reports over the periods that the Company is entitled to rights to cash flows from royalties or milestones. Market research is generally based on analysis of factors such as commercial product growth in global economies, industry trends, and product life cycles. The Company considers commercial performance updates on regulatory approval for new indications or geographic areas or discontinuation of certain indications or geographic areas in the forecasting of future expected cash flows. The Company also considers royalty duration of the commercial products, which may be based on factors including but not limited to regulatory and marketing approval dates, patent expiration dates, first commercial sale, and generic sales. Loss of regulatory exclusivity, patent protection, or other additional factors that may be communicated to the Company by its partners or through third-party information may impact the royalty duration that the Company uses in forecasting future expected cash flows.

Cost Recovery Method

When the purchase of rights to future milestones, royalties, and commercial payments involves future cash flows which cannot be reliably estimated, the Company accounts for such rights on a non-accrual basis using the cost recovery method. The Company’s assessment of whether cash flows can be reliably estimated depends on a number of factors. For example, the Company has generally determined that rights related to programs in preclinical or clinical stages of development or that have had a very short commercialization period during which payments have not yet been received generally have cash flows that cannot be reliably estimated and therefore are accounted for under the cost recovery method. The related royalty and commercial payment receivable balance is classified as noncurrent or current based on whether payments are probable and reasonably expected to be received in the next twelve months. Under the cost recovery method, any milestone, royalty, or commercial payment received is recorded as a direct reduction of the recorded receivable balance. Under the cost recovery method, the Company does not recognize any income in accordance with ASC 835-30, Imputation of Interest and does not have any deferred fees or costs.

When the recorded royalty and commercial payment receivables have been fully collected, any additional amounts collected are recognized as income from purchased receivables under the cost recovery method. Receivables from such income from purchased receivables are included in trade and other receivables, net on the consolidated balance sheet and totaled $1.3 million and zero as of December 31, 2024 and December 31, 2023, respectively.

Income from purchased receivables under the cost recovery method includes income from milestone and royalty payments related to royalty and commercial payment transactions for which the cost has been fully recovered or impaired. The excess milestone and royalty payment received over a remaining receivable balance is recognized as income. If the information upon which such income amounts are derived is provided to the Company from partners or other third parties in arrears, the Company estimates the income earned during the period based upon the best information available such that the income recognized is not probable to be subsequently reversed in future periods.

Allowance for Current Expected Credit Losses

The Company evaluates the royalty and commercial payment receivables on a collective (i.e., pool) basis if they share similar risk characteristics. The Company evaluates a royalty and commercial payment receivable individually if its risk characteristics are not similar to other royalty and commercial payment receivables. The Company regularly reviews public information on clinical trials, press releases, and updates from its partners to identify any indicators that challenge the expected recovery of the royalty and commercial payment receivables.

Effective Interest Rate Method

At each reporting date, the Company evaluates royalty and commercial payment receivables under the EIR method by comparing the EIR at each reporting date to that of the prior period. If the EIR for the current period is lower than the prior period and if the gross cash flows have declined (expected and collected), the Company records an allowance for the change in expected cash flows. The allowance is measured as the difference between the royalty and commercial payment receivables’ amortized cost basis and the net present value of the expected future cash flows, calculated based on the prior period’s EIR. The amount is recognized as credit losses on purchased receivables expense that increases the royalty and commercial payment receivable asset’s cumulative allowance, which reduces the net carrying value of the royalty and commercial payment receivable asset.

Cost Recovery Method

At each reporting date, for royalty and commercial payment receivables under the cost recovery method, if the Company determines expected future cash flows discounted to the current period are less than the carrying value of the asset, the Company will record a credit loss charge. The credit loss charge will be recognized as credit losses on purchased receivables expense that increases the royalty and commercial payment receivable asset’s cumulative allowance, which reduces the net carrying value of the royalty and commercial payment receivable asset. In a subsequent period, if there is an increase in expected future cash flows, or if the actual cash flows are greater than previously expected, the Company will reduce the previously established cumulative allowance. Amounts not expected to be collected are written off against the allowance at the time that such a determination is made.

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

The Company recognizes revenue from its license arrangements. The terms of the arrangements generally include payment to the Company of one or more of the following: non-refundable, upfront license fees, development, regulatory and commercial milestone payments, and royalties on net sales of licensed products.

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

Stock-Based Compensation

The Company recognizes compensation expense for all stock-based payment awards made to the Company’s employees, consultants, and directors that are expected to vest based on estimated fair values. The valuation of stock option awards without performance conditions is determined at the date of grant using the Black-Scholes Model. The Black-Scholes Model requires inputs such as the expected term of the option, expected volatility, and risk-free interest rate. To establish an estimate of the expected term, the Company considers the vesting period and contractual period of the award and its historical experience of stock option exercises, post-vesting cancellations, and volatility. The estimate of expected volatility is based on the Company’s historical volatility. The risk-free rate is based on the yield available on U.S. Treasury zero-coupon issues corresponding to the expected term of the award. The Company records forfeitures when they occur.

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

Equity Securities

The Company holds equity securities in publicly traded companies. Equity investments in publicly traded companies are classified in the consolidated balance sheets as investment in equity securities. Equity securities are measured at fair value, with changes in fair value recorded in the other income (expense), net line item of the consolidated statement of operations at each reporting period. The Company remeasures its equity investments at each reporting period until such time that the investment is sold or disposed of. If the Company sells an investment, any realized gains and losses on the sale of the securities will be recognized in the consolidated statement of operations in the period of sale.

Asset Acquisitions

As a first step, for each acquisition, the Company determines if it is an acquisition of a business or an asset acquisition under ASC 805. The guidance requires an initial screen test to determine if substantially all of the fair value of the gross assets acquired is concentrated in a single asset or group of similar assets. If the screen test is not met, the Company then further evaluates whether the assets or group of assets includes, at a minimum, an input and a substantive process that together significantly contribute to the ability to create outputs. Acquisitions of assets or a group of assets that do not meet the definition of a business are accounted for as asset acquisitions under ASC 805-50, using the cost accumulation method, whereby the cost of the acquisition, including certain transaction costs, is allocated to the assets acquired on the basis of relative fair values. If the fair value of net assets acquired, after allocating the excess of the fair value of net assets acquired to certain qualifying assets, exceeds the total cost of the acquisition, a bargain purchase gain is recognized in other income in the consolidated statements of operations.

Contingent payments in asset acquisitions are evaluated whether they are freestanding instruments or embedded derivatives. If the contingent payments fall within the scope of ASC 815, the contingent payments are measured at fair value at the acquisition date, and are subject to remeasurement to fair value each reporting period. The estimated fair value at the acquisition date is included in the cost of the acquired assets. Any subsequent changes in the estimated fair value are recorded in the consolidated statements of operations. Contingent consideration payments that are related to IPR&D assets are expensed as incurred. Contingent consideration payments that do not fall within the scope of ASC 815 are recognized when the amount is probable and estimable according to ASC 450.

Cash payments related to acquired assets are reflected as an investing cash flow in the Company’s consolidated statements of cash flows.

Intangible Assets

Intangible assets are amortized based on the Company’s best estimate of the distribution of the economic value of the respective intangible assets. Intangible assets are carried at cost less accumulated amortization. Amortization is included in amortization of intangible assets in the consolidated statements of operations.

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

Rent expense for the operating lease is recognized on a straight-line basis, over the reasonably assured lease term based on total lease payments and is included in operating expenses in the consolidated statements of operations.

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

Share Repurchases

The Company has a stock repurchase program that is executed through purchases made from time to time, including in the open market. The Company retires repurchased shares of common stock, reducing common stock with any excess of cost over par value recorded to accumulated deficit. Issued and outstanding shares of common stock are reduced by the number of shares repurchased. No treasury stock is recognized in the consolidated financial statements. In August 2022, the Inflation Reduction Act enacted a 1% excise tax on net share repurchases after December 31, 2022. Any excise tax incurred on share repurchases is recognized as part of the cost basis of the shares acquired.

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of two components: net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) refers to gains and losses that under U.S. GAAP are recorded as an element of stockholders’ equity but are excluded from net income (loss).

Reclassification

Certain reclassifications have been made to the previously issued audited consolidated financial statements to conform with the current period presentation. Specifically, within the consolidated balance sheet as of December 31, 2023, the short-term royalty and commercial payment receivables line has been reclassified to short-term royalty and commercial payment receivables under the cost recovery method and the long-term royalty and commercial payment receivables line has been reclassified to long-term royalty and commercial payment receivables under the cost recovery method. Specifically, within the consolidated statement of operations and consolidated statement of cash flows for the year ended December 31, 2023, $1.6 million of impairment charges has been reclassified to credit losses on purchased receivables.

Accounting Pronouncements Recently Adopted

In November 2023, the FASB issued ASU 2023-07, Segment Reporting, which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. The amendments in ASU 2023-07 are effective for all public entities for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. The Company adopted annual requirements under ASU 2023-07 during the annual period ended December 31, 2024 and will adopt interim requirements under ASU 2023-07 during the interim period ended March 31, 2025 (Note 14).

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which includes amendments that further enhance income tax disclosures, primarily through standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. The amendments are effective for all public entities for fiscal years beginning after December 15, 2024. Early adoption is permitted and should be applied either prospectively or retrospectively. The Company plans to adopt ASU 2023-09 and related updates effective January 1, 2025.

In November 2024, the Financial Accounting Standards Board (FASB) issued ASU 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses.” ASU 2024-03 requires public companies to disclose, in the notes to the financial statements, specific information about certain costs and expenses at each interim and annual reporting period. This includes disclosing amounts related to employee compensation, depreciation, and intangible asset amortization. In addition, public companies will need to provide a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively. ASU 2024-03 is effective for public business entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Implementation of ASU 2024-03 may be applied prospectively or retrospectively. The Company is currently evaluating the impact that the updated standard will have on its financial statement disclosures.

3. Consolidated Financial Statement Details

Equity Securities

As of December 31, 2024 and 2023, investment in equity securities was $3.5 million and $0.2 million, respectively. For the years ended December 31, 2024 and 2023, the Company recognized a gain of $0.1 million and a loss of $0.2 million, respectively, due to the change in fair value of its investment in equity securities in the other income (expense), net line item of the consolidated statements of operations.

Intangible Assets, Net

The following table summarizes the cost, accumulated amortization, and net carrying value of the Company’s intangible assets as of December 31, 2024 (in thousands):

		Accumulated	Net Carrying
	Cost	Amortization	Value
As of December 31, 2024
Pulmokine - Seralutinib IP (Note 4)	$26,115	$206	$25,909
Total intangible assets	$26,115	$206	$25,909

The following table summarizes the cost, accumulated amortization, impairment charge, and net carrying value of the Company’s intangible assets as of December 31, 2023 (in thousands):

		Accumulated	Impairment	Net Carrying
	Cost	Amortization	Charge (1)	Value
As of December 31, 2023
Obseva - Ebopiprant IP (Note 4)	$15,247	$994	$14,253	$—
Total intangible assets	$15,247	$994	$14,253	$—

(1)As of December 31, 2023, the termination of the Organon License agreement indicated that the carrying amount of $14.2 million for the Ebopiprant IP was not recoverable and the Company wrote off the entire finite-lived intangible asset in the consolidated balance sheets and included a $14.2 million impairment charge in the consolidated statements of operations.

The estimated remaining life of the intangible assets is 12 years. The following table presents the projected amortization expense for the next five years (in thousands):

Intangible Asset
Amortization
2025	$2,176
2026	2,176
2027	2,176
2028	2,176
2029	2,176
Total	$10,880

Accrued and Other Liabilities

Accrued and other liabilities consisted of the following (in thousands):

	December 31,	December 31,
	2024	2023
Accrued short-term interest payable	$3,039	$535
Accrued incentive compensation	1,555	1,203
Accrued clinical liabilities	306	—
Income taxes payable in connection with Pulmokine acquisition	280	—
Accrued legal and accounting fees	251	791
Accrued payroll and benefits	170	149
Other accrued liabilities	151	90
Total	$5,752	$2,768

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

4. Acquisitions, Licensing and Other Arrangements

Pulmokine Acquisition

On November 26, 2024, the Company acquired Pulmokine to obtain an economic interest in seralutinib, a Phase 3 asset being studied in pulmonary arterial hypertension (PAH). The Company acquired all outstanding shares of Pulmokine for a $20.0 million cash payment at closing. In addition, the Company will pay success-based consideration contingent on future development and commercial performance to Pulmokine stockholders. In 2017, Pulmokine licensed seralutinib to Gossamer Bio and in 2024, Gossamer Bio signed a global collaboration and license agreement with Chiesi. Subject to the terms of those agreements, the Company is eligible to receive net royalties ranging from the low to mid-single digits on commercial sales and will retain a portion of future milestone payments.

As part of the Pulmokine Merger Agreement, the Company acquired an intangible asset related to seralutinib. The estimated useful life of the intangible asset was 12 years. The Company recognized $0.2 million of amortization expense in the consolidated statements of operations for the year ended December 31, 2024. No impairment indicators were identified, and no impairment was recorded during the year ended December 31, 2024.

Contingent consideration related to the seralutinib intangible asset could be payable subject to certain adjustments. The Company concluded that any contingent consideration related to seralutinib does not meet the definition of a derivative under ASC 815, and as such, the Company expects to recognize any related contingent consideration when probable and estimable as an operating expense within the consolidated statements of operations.

The total purchase consideration for Pulmokine, as of November 26, 2024, was as follows (in thousands):

Closing cash payment	$19,998
Holdback amount	100
Transaction costs	435
Total purchase consideration	$20,533

For tax purposes this transaction is treated as a stock purchase. As a result, the Company will not obtain a tax stepped-up basis in Pulmokine’s underlying assets and will assume the carryover tax basis.

The Pulmokine acquisition was accounted for as an asset acquisition as the assets did not satisfy the definition of a “business” under ASC 805. As such, the Company recognized the acquired assets and liabilities based on the total purchase consideration, on a relative fair value basis.

The following table shows the allocation of the purchase consideration based on the relative fair value of assets acquired and liabilities assumed by the Company as of November 26, 2024 (in thousands):

Cash and cash equivalents	$357
Intangible assets	26,115
Deferred tax liability	(5,659)
Accrued and other liabilities	(280)
Net assets acquired	$20,533

Unaudited pro forma net loss was $16.0 million and $33.0 million for the year ended December 31, 2024 and 2023, respectively. Unaudited pro forma total income and revenues was $28.5 million and $14.8 million for the year ended December 31, 2024 and 2023, respectively. The unaudited pro forma financial information has been prepared from historical financial statements that have been adjusted to give effect to the acquisition of Pulmokine as though it had occurred on January 1, 2023. They include adjustments for revenue from a milestone payment and amortization expense. The unaudited pro forma financial information is not intended to reflect the actual results of operations that would have occurred if the acquisition had occurred on January 1, 2023, nor is it indicative of future operating results.

As of December 31, 2024, there were no contract assets or contract liabilities related to this arrangement and none of the costs to obtain or fulfill the contract were capitalized. The Company did not recognize any revenue related to this arrangement during the year ended December 31, 2024.

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

Each Kinnate CVR represents the right to receive potential payments pursuant to the terms and subject to the conditions of the Kinnate CVR Agreement. Prior to the Kinnate Merger Closing Date, on February 27, 2024, Kinnate sold one of its lead clinical drug candidates, exarafenib and related IP to Pierre Fabre for an upfront cash consideration of $0.5 million and contingent consideration of $30.5 million upon the achievement of a certain specified milestone (the “Exarafenib Sale”). Kinnate CVR holders are entitled to 100% of the proceeds of the $30.5 million contingent consideration from the Exarafenib Sale less any deductible expenses, if any, until the fifth anniversary of the Kinnate Merger Closing Date, together with 85% of net proceeds, if any, from any license or other disposition of any or all rights to any product, product candidate or research program active at Kinnate as of the closing that occurs within one year of the Kinnate Merger Closing Date, in each case subject to and in accordance with the terms of the Kinnate CVR Agreement. The Company expects to finalize licensing the remaining Kinnate assets in the first quarter of 2025. Under the Kinnate CVR Agreement, the Company is responsible for the collection and disbursement of any proceeds that Kinnate CVR holders could be entitled to Broadridge, the Kinnate CVR holders’ rights agent.

As part of the Kinnate Merger Agreement, XOMA acquired an IPR&D asset related to KIN-3248, an inhibitor of Fibroblast Growth Factor Receptors, designed for the treatment of patients with intrahepatic cholangiocarcinoma, and urothelial carcinoma, as well as certain other solid tumors; the molecule is currently in a Phase 1 clinical study. Additionally, XOMA acquired pre-clinical intangible assets related to IP for the following: (i) KIN-8741, a highly selective c-MET inhibitor with broad mutational coverage, including acquired resistance mutations, in certain solid tumors driven by exon 14-altered and/or amplified c-MET; (ii) KIN-7136, a brain-penetrant MEK inhibitor; and (iii) CDK4, a potential brain-penetrant selective CDK4 inhibitor.

As of April 3, 2024, the Company concluded that the potential milestone from the Exarafenib Sale payable from Pierre Fabre to the Company of $30.5 million (the Exarafenib milestone asset) did not meet the definition of a derivative under ASC 815. The Exarafenib milestone asset met the definition of a financial asset and the Company elected to apply the fair value option in accordance with ASC 825 and recorded an initial estimated fair value of $2.9 million for the Exarafenib milestone asset (Note 6). Subsequent changes in the estimated fair value of the Exarafenib milestone asset, if any, are expected to be recorded in the consolidated statements of operations.

As of April 3, 2024, the Company concluded that the potential milestone from the Exarafenib Sale of $30.5 million payable by the Company to the Kinnate CVR holders (the Exarafenib milestone contingent consideration) met the definition of a derivative under ASC 815 and the Company recorded an initial estimated fair value of $2.9 million for the Exarafenib milestone contingent consideration (Note 6). Subsequent changes in the estimated fair value of the Exarafenib milestone contingent consideration, if any, are expected to be recorded in the consolidated statements of operations.

Potential contingent consideration related to KIN-3248, KIN-8741, KIN-7136, and KIN-7324 did not meet the definition of a derivative under ASC 815, and as such, the Company expects to expense any related costs as incurred.

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

As of April 3, 2024, the Company concluded that the lease assignment agreement should be accounted for as a sublease in accordance with ASC 842. As the assignee makes lease payments, the Company expects to record sublease income in the other income (expense), net line item in its consolidated statement of operations.

The total purchase consideration for Kinnate, as of April 3, 2024, was as follows (in thousands):

Closing cash payment(1)	$122,646
Estimated fair value of the Exarafenib milestone contingent consideration(2)	2,922
Transaction costs	809
Total purchase consideration	$126,377

(1)	The closing cash payment was determined based on a total of 47,232,737 shares of Kinnate common stock tendered at closing, at a per share price of $2.5879, and the settlement of Kinnate RSUs and stock options under the Kinnate equity incentive plans (2,510,552 total underlying shares at a per share price of $2.5879), less the exercise price for the stock options.
(2)	The fair value of the Exarafenib milestone contingent consideration was estimated using a probability-weighted discounted cash flow model for the amounts payable to Kinnate CVR holders under the Kinnate CVR Agreement upon the achievement of certain specified milestones associated with the Exarafenib Sale.

For tax purposes this transaction is treated as a stock purchase. As a result, the Company will not obtain a tax stepped-up basis in Kinnate’s underlying assets and will assume the carryover tax basis.

The Kinnate acquisition was accounted for as an asset acquisition under ASC 805 as the assets did not satisfy the definition of a “business” under ASC 805. As such, the Company recognized the acquired assets and liabilities based on the total purchase consideration, on a relative fair value basis, after allocating the excess of the fair value of net assets acquired to certain qualifying assets (principally, the acquired IPR&D asset, intangible assets, and the right-of-use asset). On a relative fair value basis, the fair value of the IPR&D asset, intangible assets, and the right-of-use asset were reduced to zero. As the fair value of net assets exceeded the total purchase consideration, a bargain purchase gain was recognized on the acquisition of Kinnate in the consolidated statements of operations as of December 31, 2024.

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

Subsequent to the acquisition, the Company incurred $3.6 million in severance charges related to the acquisition which was included in G&A expense in the consolidated statement of operations for the year ended December 31, 2024. As of December 31, 2024, the Company had fully paid the $3.6 million related to these severance charges.

Unaudited pro forma net loss was $13.8 million and $25.1 million for the year ended December 31, 2024 and 2023, respectively. There was no adjustment to the unaudited pro forma total income and revenues for the year ended December 31, 2024 and 2023 as Kinnate had no historical sales through December 31, 2023. The unaudited pro forma financial information has been prepared from historical financial statements that have been adjusted to give effect to the acquisition of Kinnate as though it had occurred on January 1, 2023. They include adjustments for severance expense and gain on the acquisition of Kinnate. The unaudited pro forma financial information is not intended to reflect the actual results of operations that would have occurred if the acquisition had occurred on January 1, 2023, nor is it indicative of future operating results.

Alexion

On December 19, 2024, following its acquisition of Amolyt, Alexion exercised the option to continue developing anti-PTH1R monoclonal antibodies that originated from the Company's discovery efforts as potential treatments for primary hyperparathyroidism and humoral hypercalcemia of malignancy. The Company will be eligible to receive up to $10.5 million in milestone payments and royalties ranging from low single to low double-digits on net commercial sales. Upon Alexion’s exercise of the option, the Company earned a $0.5 million payment.

As of December 31, 2024, there were no contract assets or contract liabilities related to this arrangement and none of the costs to obtain or fulfill the contract were capitalized. The Company recognized $0.5 million in revenue from contracts with customers related to this arrangement during the year ended December 31, 2024.

Takeda

On November 1, 2006, the Company entered into the Takeda Collaboration Agreement with Takeda under which the Company agreed to discover and optimize therapeutic antibodies against multiple targets selected by Takeda.

Under the terms of the Takeda Collaboration Agreement, the Company may receive an aggregate of up to $19.0 million relating to TAK-079 (mezagitamab) and low-single-digit royalties on future sales of all products subject to this license. The Company’s right to receive milestone payments expires on the later of the receipt of payment from Takeda of the last amount to be paid under the agreement or the cessation by Takeda of all research and development activities with respect to all program antibodies, collaboration targets or collaboration products. The Company’s right to receive royalties expires on the later of 13.5 years from the first commercial sale of each royalty-bearing discovery product or the expiration of the last-to-expire licensed patent (or 12 years from first commercial sale if there is significant generic competition post patent-expiration).

In February 2009, the Company expanded the existing collaboration to provide Takeda with access to multiple antibody technologies, including a suite of research and development technologies and integrated information and data management systems. The Company may receive milestone payments of up to $3.3 million per discovery product candidate and low-single-digit royalties on future sales of all antibody products subject to this license. The Company’s right to receive milestone payments expires on the later of the receipt of payment from Takeda of the last amount to be paid under the agreement or the cessation by Takeda of all research and development activities with respect to all program antibodies, collaboration targets or collaboration products. The Company’s right to receive royalties expires on the later of 10 years from the first commercial sale of such royalty-bearing discovery product or the expiration of the last-to-expire licensed patent.

The Company has received $3.0 million of milestone payments since the inception of the agreement and is eligible to receive additional milestone payments of up to $16.0 million under the Takeda Collaboration Agreement.

As of December 31, 2024 and 2023, there were no contract assets or contract liabilities related to this arrangement and none of the costs to obtain or fulfill the contract were capitalized. The Company recognized $0.1 million in revenue from contracts with customers related to this arrangement during the years ended December 31, 2024 and 2023.

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

Under the terms of the license agreement, Rezolute is responsible for all development, regulatory, manufacturing and commercialization activities associated with RZ358 and is required to make certain development, regulatory and commercial milestone payments to the Company of up to an aggregate of $232.0 million based on the achievement of pre-specified criteria. Under the license agreement, the Company is also eligible to receive royalties ranging from the high-single-digits to the mid-teens based upon annual net sales of any commercial product incorporating RZ358.

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

As of December 31, 2024 and 2023, there were no contract assets or contract liabilities related to this arrangement. None of the costs to obtain or fulfill the contract were capitalized. The Company recognized $5.0 million in revenue from contracts with customers related to this arrangement during the year ended December 31, 2024. The Company did not recognize any revenue related to this arrangement during the year ended December 31, 2023.

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

As of December 31, 2024 and 2023, there were no contract assets or contract liabilities related to this arrangement. None of the costs to obtain or fulfill the contract were capitalized. The Company did not recognize any revenue related to this arrangement for the year ended December 31, 2024. The Company recognized milestone payments of $1.5 million in the consolidated statement of operations for the year ended December 31, 2023.

ObsEva

On November 21, 2022, the Company entered into the ObsEva IP Acquisition Agreement pursuant to which the Company acquired all of ObsEva’s intellectual property (patents and know-how) and license agreement rights related to ebopiprant, an investigational compound previously licensed by ObsEva from Merck KGaA. The Company also assumed ObsEva’s ongoing rights and obligations under the Organon License Agreement and the Merck KGaA License Agreement. The Company paid ObsEva a $15.0 million upfront payment at closing.

On October 23, 2023, Organon notified the Company of its intent to terminate for convenience the Organon License Agreement, which XOMA assumed pursuant to the ObsEva IP Acquisition Agreement dated November 21, 2022. The termination was effective as of January 21, 2024. The Company would not be entitled to any milestone payments with respect to any milestone achieved by Organon following the notice of termination. No material early termination penalties were payable by either party. The Company evaluated the related intangible asset balance for impairment in the fourth quarter of 2023 and recorded an impairment charge of $14.2 million, writing off the entire finite-lived intangible asset in the consolidated balance sheet and recognizing an impairment charge in its consolidated statement of operations.

The Company did not recognize any revenue related to this arrangement during the years ended December 31, 2024 and 2023.

Sale of Future Revenue Streams

On December 21, 2016, the Company entered into two royalty interest sale agreements (together, the “Royalty Sale Agreements”) with HCRP. Under the first Royalty Sale Agreement, the Company sold its right to receive milestone payments and royalties on future sales of products subject to a License Agreement, dated August 18, 2005, between XOMA and Wyeth Pharmaceuticals (subsequently acquired by Pfizer, Inc.) for an upfront cash payment of $6.5 million, plus potential additional payments totaling $4.0 million in the event three specified net sales milestones were met in 2017, 2018 and 2019. Based on actual sales, 2017, 2018, and 2019 sales milestones were not achieved. Under the second Royalty Sale Agreement entered into in December 2016, the Company sold its right to receive certain royalties under an Amended and Restated License Agreement dated October 27, 2006 between XOMA and Dyax Corp. for a cash payment of $11.5 million. The Company recorded the total proceeds of $18.0 million as unearned revenue recognized under the units-of-revenue method as the Royalty Sale Agreements were structured as a non-cancellable sale, in which the Company does not have significant continuing involvement in the generation of the cash flows due to HCRP and there are no guaranteed rates of return to HCRP.

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

The Company recognized $3.6 million and $2.1 million as revenue under the units-of-revenue method under these arrangements during the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, the current and non-current portion of the remaining unearned revenue recognized under the units-of-revenue method was $1.4 million and $4.4 million, respectively. As of December 31, 2023, the Company classified $2.1 million and $7.2 million as current and non-current unearned revenue recognized under the units-of-revenue method, respectively.

5. Royalty and Commercial Payment Purchase Agreements

Fully Recovered Royalty and Commercial Payment Purchase Agreements Under the Cost Recovery Method

Viracta Royalty Purchase Agreement

On March 22, 2021, the Company entered into the Viracta RPA, as amended March 4, 2024, pursuant to which the Company acquired the right to receive future royalties, milestone payments, and other payments related to two clinical-stage drug candidates for an upfront payment of $13.5 million. The first candidate, DAY101 (tovorafenib, a pan-RAF kinase inhibitor), now marketed as OJEMDA, and the second candidate, vosaroxin (a topoisomerase II inhibitor), is being developed by Denovo Biopharma LLC. The Company acquired the right to receive (i) up to $54.0 million in potential milestone payments, potential royalties on sales, if approved, and a portion of potential other payments related to DAY101, excluding up to $5.0 million retained by Viracta, and (ii) up to $57.0 million in potential regulatory and commercial milestones, and high-single-digit royalties on sales related to vosaroxin, if approved.

At the inception of the Viracta RPA, the Company recorded $13.5 million as long-term royalty and commercial payment receivables under the cost recovery method in its consolidated balance sheet.

On October 30, 2023, the Company earned a $5.0 million milestone payment pursuant to the Viracta RPA related to the FDA’s acceptance of Day One’s NDA for OJEMDA. In accordance with the cost recovery method, the $5.0 million milestone payment received was recorded as a direct reduction of the recorded long-term royalty and commercial payment receivables under the cost recovery method balance.

On April 23, 2024, Day One announced that the FDA granted approval to Day One’s NDA for OJEMDA. Pursuant to the Viracta RPA, the Company earned a $9.0 million milestone payment upon FDA approval and is also eligible to receive mid-single-digit royalties on sales of OJEMDA. In accordance with the cost recovery method, $8.5 million of the milestone payment was recorded as a direct reduction of the remaining recorded long-term royalty and commercial payment receivables under the cost recovery method balance and the excess balance of $0.5 million was recorded as income from purchased receivables under the cost recovery method in the consolidated statement of operations for the year ended December 31, 2024.

On May 30, 2024, Day One announced that it sold its priority review voucher to an undisclosed buyer for $108.0 million. Pursuant to the Viracta RPA, the Company received a payment of $8.1 million related to the sale. The rights to proceeds upon the sale of the priority review voucher was determined to be an embedded derivative which had no value prior to FDA approval of OJEMDA. The Company recorded a change in the fair value of the embedded derivative of $8.1 million in other income in the consolidated statement of operations for the year ended December 31, 2024.

As of June 30, 2024, the Company had fully collected the purchase price recorded in long-term royalty and commercial payment receivables under the cost recovery method related to the Viracta RPA in its consolidated balance sheet and, as such, subsequent royalties received are recorded as income from purchased receivables under the cost recovery method.

No allowance for credit losses was recorded as of December 31, 2023. As there was no remaining balance in long-term royalty and commercial payment receivables under the cost recovery method related to the Viracta RPA in its consolidated balance sheet as of December 31, 2024, the Company did not need to perform its periodic credit loss assessment for the year ended December 31, 2024.

On December 3, 2024, the Company entered into the Viracta Assignment Agreements with Viracta, through which the Company became the patent holder of the IP and know-how related to OJEMDA that was out-licensed to Day One and where Viracta assigned to the Company all its rights, title, and interest in the Day One License Agreement. The Company did not acquire new rights to additional milestone and royalty payments as a result of the execution of the Viracta Assignment Agreements that were not acquired under the Viracta RPA.

As of December 31, 2024, there was $1.3 million in trade and other receivables, net related to this arrangement. As of December 31, 2023, there was no trade and other receivables, net related to this arrangement. The Company recognized $3.2 million in income from purchased receivables under the cost recovery method related to this arrangement during the year ended December 31, 2024. The Company did not recognize any income related to this arrangement during the year ended December 31, 2023.

Royalty and Commercial Payment Purchase Agreements Under the EIR Method

Short-term royalty and commercial payment receivables under the EIR method were $14.8 million and zero as of December 31, 2024 and 2023, respectively. Long-term royalty and commercial payment receivables under the EIR method were $5.0 million and zero as of December 31, 2024 and 2023, respectively.

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

At the inception of the Affitech CPPA, the Company recorded $14.0 million as long-term royalty and commercial payment receivables under the cost recovery method which included the $6.0 million upfront payment and $8.0 million in regulatory milestone payments in its consolidated balance sheet. The Company concluded the regulatory milestone payments of $8.0 million met the criteria for recognition as a derivative under ASC 815 and should be accounted for at fair value and recorded as a current liability at the inception of the transaction. Therefore, the regulatory milestone payments were recorded as contingent liabilities in its consolidated balance sheet. The Company concluded the sales-based milestone payments of up to $12.0 million do not meet the definition of a derivative under ASC 815 and a liability will be recognized when probable and reasonably estimable.

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

Based on reported first quarter of 2024 sales of VABYSMO, the achievement of the third sales-based milestone payment under the Affitech CPPA was considered probable and reasonably estimable as of March 31, 2024, and the Company recognized a $3.0 million contingent liability which remained on the consolidated balance sheet as of December 31, 2024.

Historically, the Company had been unable to reliably estimate its commercial payment stream from future net sales and the related commercial payments to be received under the Affitech CPPA. However, during the second quarter of 2024, Roche’s periodically reported VABYSMO sales data, available third-party sales projections, and the Company’s history of receipts of commercial payments related to VABYSMO provided the Company with a greater ability to estimate future net sales and the commercial payments to be received under the Affitech CPPA.

As of April 1, 2024, when the Company assessed it was able to reliably estimate cash flows, the Company reclassified $7.8 million of royalty and commercial payment receivables under the cost recovery method to royalty and commercial payment receivables under the EIR method. The Company recognized $14.8 million in income from purchased receivables under the EIR method during the year ended December 31, 2024.

During the year ended December 31, 2024, the Company received commercial payments pursuant to the Affitech CPPA of $16.9 million.

No allowance for credit losses was recorded as of December 31, 2024 and 2023.

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

At the inception of the Aptevo CPPA, the Company recorded $9.7 million as royalty and commercial payment receivables under the cost recovery method in its consolidated balance sheet which included a $9.6 million upfront payment and a $50,000 one-time payment, which would be due if the Company received more than $0.5 million in receipts for first quarter 2023 sales of IXINITY. At inception of the agreement, the Company concluded the one-time payment of $50,000 was probable and reasonably estimable. Therefore, the payment was recorded as a contingent liability under ASC 450 in the consolidated balance sheet at inception. The Company paid the one-time payment of $50,000 in June 2023 when related receipts exceeded $0.5 million.

During the year ended December 31, 2023, the Company received total commercial payments pursuant to the Aptevo CPPA of $1.7 million.

Historically, the Company had been unable to reliably estimate its commercial payment stream from future net sales and the related commercial payments to be received under the Aptevo CPPA. However, during the fourth quarter of 2024, Medexus’ periodically reported IXINITY sales data, available third-party sales projections, and the Company’s history of receipts of commercial payments related to IXINITY provided the Company with a greater ability to estimate future net sales and the commercial payments to be received under the Aptevo CPPA.

As of October 1, 2024, when the Company assessed it was able to reliably estimate cash flows, the Company reclassified $7.2 million of royalty and commercial payment receivables under the cost recovery method to royalty and commercial payment receivables under the EIR method. The Company recognized $0.3 million in income from purchased receivable under the EIR method during the year ended December 31, 2024.

During the year ended December 31, 2024, the Company received commercial payments pursuant to the Aptevo CPPA of $1.6 million.

No allowance for credit losses was recorded as of December 31, 2024 and 2023.

Royalty and Commercial Payment Purchase Agreements Under the Cost Recovery Method

Short-term royalty and commercial payment receivables under the cost recovery method were $0.4 million and $14.2 million as of December 31, 2024 and 2023, respectively. Long-term royalty and commercial payment receivables under the cost recovery method were $55.9 million and $58.0 million as of December 31, 2024 and 2023, respectively.

Twist Bioscience Royalty Purchase Agreement

On October 21, 2024, the Company entered into the Twist RPA. Under the terms of the Twist RPA, the Company acquired 50% of certain contingent payments (including royalties, milestone payments, sublicense income, and option exercise payments) related to Twist’s 60-plus early-stage programs across over 30 partners for a $15.0 million upfront payment. The Company is eligible to receive up to $0.5 billion in milestone payments and a 50% share of up to low-single-digit royalties on future commercial sales.

Upon closing of the transaction, the Company paid Twist an upfront payment of $15.0 million, which was recorded as long-term royalty and commercial payment receivables under the cost recovery method in its consolidated balance sheet.

Given the limited available information and early stage of the programs, the Company was unable to reasonably estimate future milestone payments or net sales and the royalty payments to be received over the twelve-month period following the consolidated balance sheet date of December 31, 2024 and, as such, no amounts were reflected as short-term royalty and commercial payment receivables under the cost recovery method as of December 31, 2024.

As of December 31, 2024, no payments were probable to be received under Twist RPA in the near term. Under the cost recovery method, the Company does not expect to recognize any income related to royalties, milestone payments and other payments until the purchase price has been fully collected. No allowance for credit losses was recorded as of December 31, 2024.

Daré Royalty Purchase Agreements

On April 29, 2024, the Company entered into the Daré RPAs. Pursuant to the terms of the Daré RPAs, the Company paid $22.0 million in cash to Daré in consideration for (a) 100% of all remaining royalties related to XACIATO not already subject to the royalty-backed financing agreement Daré entered into in December 2023 and net of payments owed by Daré to upstream licensors, which equates to royalties ranging from low to high-single-digits, and all potential commercial milestones related to XACIATO that are payable to Daré under the Daré Organon License Agreement; (b) a 4% synthetic royalty on net sales of OVAPRENE and a 2% synthetic royalty on net sales of Sildenafil Cream, which will decrease to 2.5% and 1.25%, respectively, upon the Company achieving a pre-specified return threshold; and (c) a portion of Daré’s right to a certain milestone payment that may become payable to Daré under the Bayer License Agreement. The Daré RPAs also provide for milestone payments to Daré of $11.0 million for each successive $22.0 million received by the Company under the Daré RPAs after achievement of a return threshold of $88.0 million.

Upon closing of the transaction, the Company paid Daré an upfront payment of $22.0 million, which was recorded as long-term royalty and commercial payment receivables under the cost recovery method in its consolidated balance sheet. The Company concluded that the milestone payments to Daré did not meet the definition of a derivative under ASC 815 and expects to recognize the milestone payments as liabilities when probable and reasonably estimable.

Given the limited available information, the Company was unable to reasonably estimate future net sales and the commercial payments to be received over the twelve-month period following the consolidated balance sheet date of December 31, 2024 and, as such, no amounts were reflected as short-term royalty and commercial payment receivables under the cost recovery method as of December 31, 2024.

As of December 31, 2024, the Company received de minimis commercial payments pursuant to the Daré RPAs. In accordance with the cost recovery method, the cash received was recorded as a direct reduction of the long-term royalty and commercial payment receivables under the cost recovery method balance.

Under the cost recovery method, the Company does not expect to recognize any income related to milestones and commercial payments received until the purchase price has been fully collected. No allowance for credit losses was recorded as of December 31, 2024.

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

Upon the initial closing of the LadRx Agreements, the Company paid LadRx an upfront payment of $5.0 million and could have been required to pay up to an additional $6.0 million in regulatory and commercial sales milestone payments which included $5.0 million related to regulatory milestone payments and $1.0 million related to commercial sales milestone payments. The Company concluded that the regulatory milestone payments of $5.0 million met the definition of a derivative under ASC 815 and should be accounted for at fair value and recorded as a current liability at the inception of the transaction. The fair value of the regulatory milestone payments was estimated to be $1.0 million. The Company concluded the commercial milestone payment of $1.0 million did not meet the definition of a derivative under ASC 815 and a liability will be recognized when probable and reasonably estimable.

At the inception of the LadRx Agreements, the Company recorded $6.0 million as long-term royalty and commercial payment receivables under the cost recovery method related to the aggregate of the arimoclomol and aldoxorubicin payment rights acquired, which included the $5.0 million upfront payment and $1.0 million for the estimated fair value of the regulatory milestone payments.

On January 11, 2024, Zevra announced that the FDA accepted its NDA resubmission for arimoclomol and pursuant to the LadRx Agreements, the Company made a $1.0 million milestone payment to LadRx in January 2024.

On June 3, 2024, the ImmunityBio License Agreement was terminated, and the Company entered into an amendment to the LadRx RPA. Under the LadRx RPA, as amended, the Company is eligible to receive potential low-single-digit percentage royalty payments on aggregate net sales of aldoxorubicin. Additionally, the amendment removed the remaining $4.0 million regulatory milestone payment under the original agreement that had been contingent upon the achievement of a specified regulatory milestone for the product candidate related to aldoxorubicin, which initially and as of the amendment date had a fair value of zero. If LadRx licenses aldoxorubicin to an applicable third party, the Company is eligible to receive potential high-single-digit percentage royalty payments on aggregate net sales of aldoxorubicin and a portion of any potential future milestone payments.

On September 20, 2024, Zevra announced that the FDA granted approval to Zevra’s NDA for MIPLYFFA for use in combination with miglustat for the treatment of neurological manifestations of Niemann-Pick Disease Type C. The achievement of the commercial milestone payment under the LadRx AAA was considered probable as of September 30, 2024, and the Company recognized a $1.0 million contingent liability. During the fourth quarter of 2024, the Company paid LadRx $1.0 million and the related contingent liability balance was reduced to zero.

During the year ended December 31, 2024, the Company received commercial payments pursuant to the LadRx Agreements of $2.2 million. In accordance with the cost recovery method, the cash received was recorded as a direct reduction of the long-term royalty and commercial payment receivables under the cost recovery method balance.

As of December 31, 2024, though the Company is unable to reliably estimate its royalty payment stream from future net sales, $0.4 million was probable and reasonably expected to be received in the next twelve months and was reflected as short-term royalty and commercial payment receivable under the cost recovery method.

Under the cost recovery method, the Company does not expect to recognize any income related to royalties, milestone payments and other payments until the purchase price has been fully collected. No allowance for credit losses was recorded as of December 31, 2024 and 2023.

Palobiofarma Royalty Purchase Agreement

On September 26, 2019, the Company entered into the Palo RPA, pursuant to which the Company acquired the rights to potential royalty payments in low-single-digit percentages of aggregate net sales associated with six product candidates in various clinical development stages, targeting the adenosine pathway with potential applications in solid tumors, non-Hodgkin’s lymphoma, asthma/chronic obstructive pulmonary disease, ulcerative colitis, idiopathic pulmonary fibrosis, lung cancer, psoriasis and nonalcoholic steatohepatitis and other indications (the “Palo Licensed Products”) that are being developed by Palo.

Under the terms of the Palo RPA, the Company paid Palo an upfront payment of $10.0 million payment at the close of the transaction, which occurred simultaneously upon parties’ entry into the Palo RPA on September 26, 2019. At the inception of the agreement, the Company recorded $10.0 million as long-term royalty and commercial payment receivables under the cost recovery method in its consolidated balance sheet.

As of December 31, 2024, no payments were probable and expected to be received under the Palo RPA in the twelve-month period following the balance sheet date and, as such, no amounts were reflected as short-term royalty and commercial payment receivables as of December 31, 2024.

Under the cost recovery method, the Company does not expect to recognize any income related to royalties received until the purchase price has been fully collected. No allowance for credit losses was recorded as of December 31, 2024 and 2023.

Kuros Royalty Purchase Agreement

On July 14, 2021, the Company entered into the Kuros RPA, pursuant to which the Company acquired the rights to 100% of the potential future royalties from commercial sales, which are tiered from high-single-digit to low-double-digits, and up to $25.5 million in pre-commercial milestone payments associated with an existing license agreement related to Checkmate Pharmaceuticals’ vidutolimod (CMP-001), a Toll-like receptor 9 agonist, packaged in a virus-like particle, for an upfront payment of $7.0 million. The Company may pay up to an additional $142.5 million to Kuros in sales-based milestone payments.

At the inception of the Kuros RPA, the Company recorded $7.0 million as long-term royalty and commercial payment receivables under the cost recovery method in its consolidated balance sheet.

In May 2022, Regeneron completed its acquisition of Checkmate Pharmaceuticals resulting in a $5.0 million milestone payment to Kuros. Pursuant to the Kuros RPA, the Company is entitled to 50% of the milestone payment, which was received by XOMA in July 2022. In accordance with the cost recovery method, the $2.5 million milestone received was recorded as a direct reduction of the recorded long-term royalty and commercial payment receivables under the cost recovery method balance.

As of December 31, 2024, no payments were probable and expected to be received under the Kuros RPA in the twelve-month period following the balance sheet date and, as such, no amounts were reflected as short-term royalty and commercial payment receivables as of December 31, 2024.

Under the cost recovery method, the Company does not expect to recognize any income related to royalties, milestone payments and other payments until the purchase price has been fully collected. No allowance for credit losses was recorded as of December 31, 2024 and 2023.

Agenus Royalty Purchase Agreement

On September 20, 2018, the Company entered into the Agenus RPA, pursuant to which the Company acquired the right to receive 33% of the future royalties on six Incyte Europe S.a.r.l. (“Incyte”) immuno-oncology assets, at the time, all in development, due to Agenus from Incyte (net of certain royalties payable by Agenus to a third party) and 10% of all future developmental, regulatory and commercial milestone payments related to these assets. However, the Company did not have a right to the expected near-term milestone associated with the entry of INCAGN2390 (anti-TIM-3) into its Phase 1 clinical trial. The future royalties due to Agenus from Incyte were based on low-single to mid-teen digit percentages of applicable net sales.

In addition, the Company acquired the right to receive 33% of the future royalties on MK-4830, an immuno-oncology product, due to Agenus from Merck and 10% of all future developmental, regulatory and commercial milestones related to this asset. The future royalties due to Agenus from Merck were based on low-single-digit percentage of applicable net sales. Pursuant to the Agenus RPA, the Company’s share in future potential development, regulatory and commercial milestones was up to $59.5 million. There was no limit on the amount of future royalties on sales that the Company may receive under the agreements.

Under the terms of the Agenus RPA, the Company paid Agenus an upfront payment of $15.0 million. At the inception of the agreement, the Company recorded $15.0 million as long-term royalty and commercial payment receivables under the cost recovery method in the consolidated balance sheets.

In November 2020, MK-4830 advanced into Phase 2 development, and Agenus earned a $10.0 million clinical development milestone payment under its license agreement with Merck, of which the Company earned $1.0 million. In accordance with the cost recovery method, the $1.0 million milestone payment received was recorded as a direct reduction of the recorded long-term royalty and commercial payment receivables under the cost recovery method balance.

Based on updates received in July 2024, the Company evaluated the status of the programs for potential credit losses in the third quarter of 2024. The Company does not expect to collect any payments from the Agenus RPA. Accordingly, the Company recorded credit losses on purchased receivables of $14.0 million in its consolidated statement of operations and fully wrote off the allowance for credit losses of $14.0 million. There was no allowance for credit losses recorded as of December 31, 2023.

Aronora Royalty Purchase Agreement

On April 7, 2019, the Company entered into the Aronora RPA which closed on June 26, 2019. Under the Aronora RPA, the Company acquired the right to receive future royalties and a portion of upfront, milestone, and option payments (the “Non-Royalties”) related to five anti-thrombotic hematology product candidates. Three candidates were subject to Aronora’s collaboration with Bayer (the “Bayer Products”), including one which was subject to an exclusive license option by Bayer. In July 2020, Bayer elected to not exercise its option on the third Bayer Product and that product is now subject to the same economic terms as the non-Bayer Products. The Company was eligible to receive 100% of future royalties and 10% of future Non-Royalties economics from these Bayer Products. The other two candidates are unpartnered (the “non-Bayer Products”) for which the Company will receive a low-single-digit percentage of net sales and 10% of Non-Royalties. The future payment percentage for Non-Royalties will be reduced from 10% to 5% upon the Company’s receipt of two times the total cumulative amount of consideration paid by the Company to Aronora. On April 8, 2024, Bayer terminated its license agreement with Aronora.

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

At the inception of the agreement, the Company recorded $9.0 million as long-term royalty and commercial payment receivables under the cost recovery method in its consolidated balance sheet, including the estimated fair value of the Aronora Contingent Consideration of $3.0 million. In September 2019, the Company paid the $3.0 million contingent consideration to Aronora. As the Company receives royalties from Aronora for a product, the Company will recognize the liability for future Royalty Milestones for such product when probable and reasonably estimable.

Based on communications in April 2024, the Company evaluated the status of the partnered programs for credit losses in the second quarter of 2024. The Company does not expect to collect any payments from the Aronora RPA. Accordingly, the Company recorded credit losses on purchased receivables of $9.0 million in its consolidated statement of operations and fully wrote off the allowance for credit losses of $9.0 million. There was no allowance for credit losses recorded as of December 31, 2023.

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

Upon closing of the transaction, the Company paid Talphera an upfront payment of $8.0 million, which was recorded as long-term royalty and commercial payment receivables under the cost recovery method in its consolidated balance sheet.

During the year ended December 31, 2024, the Company received commercial payments pursuant to the Talphera CPPA of $0.1 million. In accordance with the cost recovery method, the cash received was recorded as a direct reduction of the long-term royalty and commercial payment receivables under the cost recovery method balance.

Based on updates received in November 2024, the Company evaluated the status of the program for potential credit losses in the fourth quarter of 2024. The Company does not expect to collect any payments from the Talphera CPPA. Accordingly, the Company recorded credit losses on purchased receivables of $7.9 million in the consolidated statement of operations and fully wrote off the allowance for credit losses of $7.9 million. There was no allowance for credit losses recorded as of December 31, 2023.

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

On June 20, 2023, Bioasis announced the suspension of all of its operations and the termination of the research collaboration and license agreement between Bioasis and Chiesi. As a result, the Company recorded credit losses on purchased receivables of $1.6 million in its consolidated statement of operations and fully wrote off the allowance for credit losses of $1.6 million for both the Bioasis RPA and Second Bioasis RPA. The fair value of the Bioasis Contingent Consideration was reduced to zero with the change in the estimated fair value recognized in other income (expense), net in the consolidated statement of operations.

The following table summarizes the royalty and commercial payment receivable activities under the cost recovery method during the year ended December 31, 2024 (in thousands):

	Balance as of January 1, 2024	Acquisition of Royalty and Commercial Payment Receivables	Receipt of Royalty and Commercial Payments	Recognition of Contingent Consideration	Credit Losses on Purchased Receivables	Reclassification of Royalty and Commercial Payment Receivables from the Cost Recovery to the EIR Method	Balance as of December 31, 2024
Twist	$—	$15,000	$—	$—	$—	$—	$15,000
Daré	—	22,000	(1)	—	—	—	21,999
Talphera	—	8,000	(96)	—	(7,904)	—	—
LadRx	6,000	—	(2,150)	1,000	—	—	4,850
Aptevo	7,976	—	(795)	—	—	(7,181)	—
Agenus	14,000	—	—	—	(14,000)	—	—
Aronora	9,000	—	—	—	(9,000)	—	—
Palobiofarma	10,000	—	—	—	—	—	10,000
Viracta	8,500	—	(8,500)	—	—	—	—
Kuros	4,500	—	—	—	—	—	4,500
Affitech	12,191	—	(7,396)	3,000	—	(7,795)	—
Total	$72,167	$45,000	$(18,938)	$4,000	$(30,904)	$(14,976)	$56,349

The following table summarizes the contingent consideration under RPAs, AAAs, and CPPAs activities during the year ended December 31, 2024 (in thousands):

	Balance as of January 1, 2024	Recognition of Contingent Consideration	Payment of Contingent Consideration	Balance as of December 31, 2024
Contingent Consideration under ASC 450:
Affitech	$6,000	$3,000	$(6,000)	$3,000
LadRx	—	1,000	(1,000)	—

Contingent Consideration under ASC 815:
LadRx	1,000	—	(1,000)	—
Total	$7,000	$4,000	$(8,000)	$3,000

The following table summarizes the royalty and commercial payment receivable activities under the EIR method during the year ended December 31, 2024 (in thousands):

	Balance as of January 1, 2024	Reclassification of Royalty and Commercial Payment Receivables from the Cost Recovery to the EIR Method	Income from Purchased Receivables Under the EIR Method	Receipt of Royalty and Commercial Payments	Balance as of December 31, 2024
Affitech	$—	$7,795	$14,800	$(9,490)	$13,105
Aptevo	—	7,181	266	(819)	6,628
Total	$—	$14,976	$15,066	$(10,309)	$19,733

The following table summarizes income from purchased receivables under the cost recovery method and EIR method during the year ended December 31, 2024 (in thousands):

Year ended December 31, 2024
Viracta	3,201
Total income from purchased receivables under the cost recovery method	$3,201

Affitech	14,800
Aptevo	266
Total income from purchased receivables under the EIR method	$15,066

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

An entity may choose to measure many financial instruments and certain other items at fair value at specified election dates. The Company’s Exarafenib milestone asset (Note 4) was carried at fair value, determined according to

Level 3 inputs in the fair value hierarchy described above. Any subsequent changes in the estimated fair value of the Exarafenib milestone asset are recorded in the consolidated statements of operations.

The following tables set forth the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as follows (in thousands):

	Fair Value Measurements as of December 31, 2024 Using:
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Cash equivalents:
Money market funds	$72,304	$—	$—	$72,304
U.S. treasury bills	20,367	—	—	20,367
Total cash equivalents	92,671	—	—	92,671
Exarafenib milestone asset (Note 4)	—	—	3,214	3,214
Investment in equity securities	3,529	—	—	3,529
Total financial assets	$96,200	$—	$3,214	$99,414
Liabilities:
Exarafenib milestone contingent consideration (Note 4)	$—	$—	$3,214	$3,214
Contingent consideration under RPAs, AAAs, and CPPAs, measured at fair value	—	—	—	—
Total financial liabilities	$—	$—	$3,214	$3,214

	Fair Value Measurements as of December 31, 2023 Using:
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Cash equivalents:
Money market funds	$28,352	$—	$—	$28,352
Total cash equivalents	28,352	—	—	28,352
Investment in equity securities	161	—	—	161
Total financial assets	$28,513	$—	$—	$28,513
Liabilities:
Contingent consideration under RPAs, AAAs, and CPPAs, measured at fair value	$—	$—	$1,000	$1,000

Exarafenib Milestone Asset and Exarafenib Milestone Contingent Consideration

The Exarafenib milestone asset and Exarafenib milestone contingent consideration represent the Company’s potential receipt of a future milestone payment and a future consideration payable to Kinnate CVR holders that are contingent upon the achievement of a certain specified milestone related to the Exarafenib Sale. As of December 31, 2024, the estimated fair value of each of the Exarafenib milestone asset and Exarafenib milestone contingent consideration was $3.2 million. The fair value measurement was based on a probability-weighted discounted cash flow model using significant Level 3 inputs, such as anticipated timelines and the probability of achieving the development milestone. Both the Exarafenib milestone asset and Exarafenib milestone contingent consideration are remeasured at fair value at each reporting period with changes in fair value recorded in the other income (expense), net line item of the consolidated statement of operations until settlement.

Subsequent to the Kinnate acquisition, during the year ended December 31, 2024, the estimated fair value of both the Exarafenib milestone asset and Exarafenib milestone contingent consideration increased by $0.3 million. The increase in estimated fair value had an offsetting net impact of zero on the consolidated statements of operations for the year ended December 31, 2024.

Investment in Equity Securities

The equity securities consisted of investments in public traded companies’ common stock that are classified on the consolidated balance sheets as current assets as of December 31, 2024 and 2023. The equity securities are revalued each reporting period with changes in fair value recorded in the other income (expense), net line item of the consolidated statements of operations. The inputs that were used to calculate the fair value of the equity securities were observable prices in active markets and therefore were classified as a Level 1 fair value measurement.

Contingent Consideration under RPAs, AAAs, and CPPAs, Measured at Fair Value

During the first quarter of 2024, the contingent liability recorded pursuant to the LadRx Agreements was reduced to zero after the Company paid LadRx $1.0 million upon achievement of a regulatory milestone in January 2024 (Note 5).

During the second quarter of 2024, the Company amended the LadRx RPA and the remaining contingent consideration that had been contingent upon the achievement of a specified regulatory milestone for the product candidate related to aldoxorubicin was removed (Note 5). As of December 31, 2024, there were no remaining regulatory milestone contingent payments under the LadRx Agreements.

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

Under the new lease agreement, the Company retained access to its original premises under the amended lease which expired in July 2023, until the new space became available on November 10, 2023. Payments made between when the lease expired in July 2023 and the commencement date of the new premises of November 10, 2023 were recorded as variable lease costs in the consolidated statement of operations for the year ended December 31, 2023.

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

The following table summarizes the maturity of the Company’s operating lease liabilities as of December 31, 2024 (in thousands):

Year	Rent Payments
2025	502
2026	300
2027	91
2028	102
2029	34
Total undiscounted lease payments	$1,029
Present value adjustment	(100)
Total net lease liability for operating leases	$929

As of December 31, 2024 and 2023, the total net lease liability was $0.9 million and $0.4 million, respectively.

As of December 31, 2024 the Company’s current and non-current operating lease liabilities were $0.4 million and $0.5 million, respectively. As of December 31, 2023 the Company’s current and non-current operating lease liabilities were $0.1 million and $0.3 million, respectively.

The following table summarizes the cost components of the Company’s operating leases for the years ended December 31, 2024 and 2023, respectively (in thousands):

	Year Ended December 31,
	2024	2023
Lease costs:
Operating lease cost	$131	$131
Variable lease cost (1)	18	44
Total lease costs	$149	$175

(1)Under the terms of the original, amended and new lease agreements, the Company is also responsible for certain variable lease payments that are not included in the measurement of the lease liability. Variable lease payments include non-lease components such as common area maintenance fees.

The following information represents supplemental disclosure for the consolidated statements of cash flows related to operating leases (in thousands):

	Year Ended December 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows under operating leases	$83	$126

The assumptions used in calculating the present value of the lease payments for the Company’s operating leases as of December 31, 2024 and 2023, respectively, were as follows:

	December 31,	December 31,
	2024	2023
Weighted-average remaining lease term	2.52 years	5.33 years
Weighted-average discount rate	8.00%	8.50%

Kinnate Sublease

As part of the Kinnate Merger Agreement (Note 4), the Company acquired a lease assignment agreement with an assignee that expires on June 30, 2026. In accordance with ASC 842, the Company will account for the lease assignment as a sublease over its term. Under the terms of the lease assignment agreement, the assignee will make direct payments to the head lessor over the lease term. During the year ended December 31, 2024, the Company recognized sublease income of $0.3 million in the other income (expense), net line item in the consolidated statement of operations.

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

(ii) up to 40,000 shares of XOMA’s common stock at an exercise price of $42.50 per share; and (iii) up to 40,000 shares of XOMA’s common stock at an exercise price of $50.00 per share (collectively, the “Blue Owl Warrants”) (see Note 12). The fair value of the Blue Owl Warrants was determined using the Black-Scholes Model (see Note 2) and was estimated to be $1.5 million. As of December 31, 2024, all Blue Owl Warrants were outstanding.

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

As of the closing date of December 15, 2023, the Company recorded the $0.3 million allocated costs for the delayed draw term loan commitment as a non-current asset in other assets - long term in the consolidated balance sheet and will reclassify the amount as a debt discount when the delayed draw term loan is drawn. As of December 31, 2024, no amount had been drawn from the delayed draw term loan.

The carrying value of the short and long-term portion of the initial term loan was $5.5 million and $118.5 million, respectively, as of December 31, 2023. The Company recorded $0.6 million in interest expense during the year ended December 31, 2023.

In March 2024, XRL made a semi-annual payment of $7.4 million which included an interest payment of $3.8 million and principal repayment of $3.6 million. In September 2024, XRL made a semi-annual payment of $9.5 million which included an interest payment of $6.2 million and principal repayment of $3.3 million. The carrying value of the short and long-term portion of the initial term loan was $11.4 million and $106.9 million, respectively, as of December 31, 2024. As of December 31, 2024, the EIR was determined to be 11.22%. The Company recorded $13.8 million in interest expense during the year ended December 31, 2024. As of December 31, 2024, the Company had an unaccreted debt discount of $4.2 million and unaccreted direct issuance costs of $0.6 million to be accreted over the expected remaining term of the initial term loan.

The following table summarizes the impact of the initial term loan on the Company’s consolidated balance sheet as of December 31, 2024 (in thousands):

December 31, 2024
Gross principal	$130,000
Principal repayments	(6,902)
Unaccreted debt discount and debt issuance costs	(4,829)
Total carrying value net of principal repayments, unaccreted debt discount, and debt issuance costs	118,269
Less: current portion of long-term debt	(11,394)
Long-term debt	$106,875

Long-term debt on the Company’s consolidated balance sheet as of December 31, 2024 and 2023 include only the carrying value of the Blue Owl Loan.

Aggregate projected future principal payments of the initial term loan as of December 31, 2024, are as follows (in thousands):

Year Ending December 31,	Payments
2025	12,860
2026	19,265
2027	25,914
2028	32,330
2029	32,729
Total payments	$123,098

Accretion of debt discounts and issuance costs are included in interest expense. Interest expense in the consolidated statements of operations for the year ended December 31, 2024 and 2023 relates to the initial term loan (in thousands):

	Year Ended
	December 31,
	2024	2023
Accrued interest expense	$12,490	$535
Accretion of debt discount and debt issuance costs	1,350	34
Total interest expense	$13,840	$569

9. Income Taxes

The Company had pre-tax book loss of $19.5 million and $40.8 million for the years ended December 31, 2024 and 2023, respectively. The Company had an income tax benefit of $5.7 million for the year ended December 31, 2024 and no income tax benefit/provision for the year ended December 31, 2023.

The (benefit) provision for income taxes for the years ended December 31, 2024 and 2023 consists of the following (in thousands):

	Year Ended December 31,
	2024	2023
Current:
Federal	$—	$—
State	—	—
Total current	$—	$—

Deferred:
Federal	$(5,483)	$—
State	(175)	—
Total deferred	$(5,658)	$—

Reconciliation between the tax provision computed at the federal statutory income tax rate and the Company’s actual effective income tax rate is as follows:

	Year Ended December 31,
	2024	2023
Federal tax at statutory rate	21%	21%
Stock compensation and other permanent differences	(2)%	(1)%
Nondeductible executive compensation	(2)%	(1)%
Bargain purchase gain	20%	—%
Tax benefit related to Pulmokine acquisition	29%	—%
Valuation allowance	(37)%	(19)%
Total	29%	—%

The significant components of net deferred tax assets as of December 31, 2024 and 2023 were as follows (in thousands):

	December 31,
	2024	2023
Capitalized research and development expenses	$22,663	$2,336
Net operating loss carryforwards	36,675	30,130
Research and development and other tax credit carryforwards	13,176	13,176
Stock compensation	5,577	5,864
Unearned revenue	1,250	1,984
Royalty receivable	10,717	4,080
Other	786	835
Subtotal	90,844	58,405
Less: valuation allowance	(85,160)	(58,326)
Total net deferred tax assets	5,684	79

Right-of-use assets	(69)	(79)
Intangible assets	(5,615)	—
Total deferred tax liabilities	(5,684)	(79)
Net deferred tax liabilities	$—	$—

The net increase in the valuation allowance was $26.8 million and $8.0 million, for the years ended December 31, 2024 and 2023, respectively. In connection with the acquisition of Pulmokine, the Company released $5.7 million of valuation allowance to continuing operations.

Accounting standards provide for the recognition of deferred tax assets if realization of such assets is more likely than not. Based upon the weight of available evidence, which includes the Company’s four sources of taxable income including historical operating performance and the repeal of NOL carryback, the Company has determined that net deferred tax assets should be fully offset by a valuation allowance.

Based on an analysis under Section 382 of the Internal Revenue Code (which subjects the amount of pre-change NOLs and certain other pre-change tax attributes that can be utilized to annual limitations), the Company experienced an ownership change in February 2017 which substantially limits the future use of its pre-change NOLs and certain other pre-change tax attributes per year. The Company has excluded the related tax attributes that will expire as a result of the annual limitations in the deferred tax assets as of December 31, 2024 and 2023. To the extent that the Company does not utilize its carryforwards within the applicable statutory carryforward periods, either because of Section 382 limitations or the lack of sufficient taxable income, the carryforwards will expire unused.

As of December 31, 2024, the Company had federal NOL carry-forwards of approximately $168.3 million and state NOL carry-forwards of approximately $24.1 million to offset future taxable income. $13.6 million of federal NOL carryforwards will begin to expire in 2036 and the remainder may be carried forward indefinitely. The state NOL carryforwards will begin to expire in 2033.

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

One of the provisions under the 2017 Tax Cuts and Jobs Act that became effective in tax years beginning after December 31, 2021 required the capitalization and amortization of research and experimental expenditures under Section 174. The Company will continue to evaluate the impact of this tax law change in future periods.

On August 16, 2022, former President Biden signed the Inflation Reduction Act of 2022 (the “Inflation Act”) into law. The Inflation Act contains certain tax measures, including a corporate alternative minimum tax of 15% on some large corporations and an excise tax of 1% on corporate stock buy-backs. The various provisions of the Inflation Act did not have an impact on the Company’s consolidated financial statements and related notes.

The Company files income tax returns in the U.S. federal jurisdiction and various states. The Company’s federal income tax returns for tax years 2021 and beyond remain subject to examination by the Internal Revenue Service. The Company’s state income tax returns for tax years 2020 and beyond remain subject to examination by state tax authorities. In addition, all of the NOLs and research and development credit carryforwards that may be used in future years are still subject to adjustment.

The following table summarizes the Company’s activity related to its unrecognized tax benefits (in thousands):

	Year Ended December 31,
	2024	2023
Balance as of January 1	$5,938	$5,938
Increase related to current year tax position	—	—
(Decrease) Increase related to prior year tax position	—	—
Balance as of December 31	$5,938	$5,938

As of December 31, 2024, the Company had a total of $5.9 million of gross unrecognized tax benefits, none of which would affect the effective tax rate upon realization as the Company currently has a full valuation allowance against its deferred tax assets. The reversal of related deferred tax assets will be offset by a valuation allowance, should any of these uncertain tax positions be favorably settled in the future.

The Company does not expect its unrecognized tax benefits to change significantly over the next twelve months. The Company will recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. Through December 31, 2024, the Company has not accrued interest or penalties related to uncertain tax positions.

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

As of December 31, 2024, the Company had 211,987 remaining authorized shares available for purchase under the ESPP.

During the years ended December 31, 2024 and 2023, employees purchased 12,899 and 6,051 shares of common stock, respectively, under the 2015 ESPP.

Deferred Savings Plan

Under Section 401(k) of the Internal Revenue Code of 1986, the Board has adopted a tax-qualified deferred compensation plan for employees of the Company. Participants may make contributions which defer up to 50% of their eligible compensation per payroll period, up to a maximum for 2024 and 2023 of $23,000 and $22,500, respectively (or $30,500 and $30,000, respectively, for employees over 50 years of age). The Company may, at its sole discretion, make contributions each plan year, in cash or in shares of the Company’s common stock, in amounts which match up to 50% of the salary deferred by the participants. The expense related to these contributions was $0.1 million for each of the years ended December 31, 2024 and 2023, and 100% was paid in common stock for each year. When available, the Company applies shares from plan forfeitures of terminated employees toward the Company’s matching contribution.

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

As of December 31, 2024, the Company had 86,827 shares available for grant under the 2010 Plan. As of December 31, 2024, options to purchase 2,426,929 shares of common stock were outstanding under the 2010 Plan.

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

Fair Value Assumptions of 2010 Plan Stock Options

The fair value of the stock options granted under the 2010 Plan during the years ended December 31, 2024 and 2023, was estimated based on the following assumptions:

	Year Ended December 31,
	2024	2023
Dividend yield	0%	0%
Expected volatility	65%	66 - 70%
Risk-free interest rate	4.35%	3.58 - 4.73%
Expected term	5.79 years	5.79 years

The weighted-average grant-date fair value per share of the options granted under the 2010 Plan during the year ended December 31, 2024 and 2023 was $15.32 and $13.18, respectively.

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

The weighted-average grant-date fair value per share of options granted to Mr. Hughes and Mr. Sitko at an exercise price of $18.66 per share during the first quarter of 2023 was $11.91. The weighted-average grant-date fair value per share of options granted to Mr. Hughes and Mr. Sitko at an exercise price of $30.00 per share during the first quarter of 2023 was $14.68. No Stock Option Inducement Awards were granted during the year ended December 31, 2024.

The activity for all stock options for the year ended December 31, 2024 was as follows:

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Contractual	Intrinsic
	Number of	Price	Remaining Term	Value
	shares	Per Share	(in years)	(in thousands)
Outstanding as of January 1, 2024	2,730,068	$20.88	6.29	$10,638
Granted	34,170	24.71
Exercised	(301,599)	6.08
Forfeited, expired or cancelled	(35,710)	153.47
Outstanding as of December 31, 2024	2,426,929	$20.83	5.77	$18,644
Exercisable as of December 31, 2024	2,054,255	$20.26	5.37	$17,176

The aggregate intrinsic value of stock options exercised during the years ended December 31, 2024 and 2023 was $6.2 million and $0.3 million, respectively. The intrinsic value is the difference between the fair value of the Company’s common stock at the time of exercise and the exercise price of the stock option.

The Company recorded $3.9 million in stock-based compensation expense related to stock options during the year ended December 31, 2024. As of December 31, 2024, $4.7 million of total unrecognized compensation expense related to stock options is expected to be recognized over a weighted average period of 1.76 years.

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

During the fourth quarter of 2024, the $30.00 stock price hurdle was achieved.

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

The activity for all PSUs for the year ended December 31, 2024, was as follows:

		Weighted
		Average
		Grant Date
	Number of	Fair Value
	Unvested PSUs	Per Share
Unvested balance as of January 1, 2024	448,600	$15.40
Granted	285,000	17.60
Vested	(136,483)	17.23
Forfeited	—	—
Unvested balance as of December 31, 2024	597,117	$16.03

The Company recorded $6.1 million of stock-based compensation expense related to the PSUs during the year ended December 31, 2024. As of December 31, 2024, there was $3.0 million in unrecognized stock-based compensation expense related to outstanding PSUs granted to employees, with a weighted-average remaining recognition period of 0.88 years.

Restricted Stock Unit Awards

In May 2024, the Company granted the non-employee directors of the Board an aggregate of 15,175 RSUs under the 2010 Plan. RSUs are equity awards that entitle the holder to receive freely tradeable shares of the Company’s common stock upon vesting. The RSUs vest in full on the one-year anniversary of the grant date. The fair value of the RSUs is equal to the closing price of the Company’s common stock on the grant date. The weighted-average grant-date fair value of the RSUs granted was $24.71 per RSU. As of December 31, 2024, no RSUs had vested and the unvested balance as of December 31, 2024 was 15,175 RSUs at a weighted-average grant-date fair value of $24.71 per RSU.

The Company recorded $0.2 million in stock-based compensation expense related to the RSUs during the year ended December 31, 2024. As of December 31, 2024, there was $0.1 million unrecognized stock-based compensation expense related to the outstanding RSUs granted to non-employee directors, with a weighted-average remaining recognition period of 0.37 years.

Stock-based Compensation Expense

All stock-based compensation expense is recorded in G&A expense. The following table shows total stock-based compensation expense for stock options, PSUs, RSUs, and ESPP in the consolidated statements of operations (in thousands):

	Year Ended December 31,
	2024	2023
Total stock-based compensation expense	$10,312	$9,099

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

The following table shows the weighted-average shares from outstanding securities considered anti-dilutive and therefore excluded from the computation of diluted net loss per share attributable to common stockholders (in thousands):

	Year Ended December 31,
	2024	2023
Convertible preferred stock	5,003	5,003
Common stock options	1,755	1,793
Contingently issuable PSUs	273	—
Warrants for common stock	131	17
Total	7,162	6,813

For PSUs with market conditions, if the market conditions have not been satisfied by the end of the reporting period, the number of shares that would be issuable based on the market price at the end of the reporting period, as if the end of the reporting period were the end of the contingency period, will be included in the calculation of diluted earnings per share if the effect is dilutive. No shares would be issuable based on the market price of $26.28 per share as of December 31, 2024.

For PSUs that have satisfied the market conditions but have not satisfied service conditions by the end of the reporting period, the number of shares issuable is included in the calculation of diluted earnings per share if the effect is dilutive.

The following is a reconciliation of the numerator (net loss) and the denominator (number of shares) used in the calculation of basic and diluted net loss per share attributable to common stockholders (in thousands, except per share amounts):

	Year Ended December 31,
	2024	2023
Numerator
Net loss	$(13,821)	$(40,831)
Less: Series A accumulated dividends	(2,122)	(2,122)
Less: Series B accumulated dividends	(3,350)	(3,350)
Net loss attributable to common stockholders, basic	$(19,293)	$(46,303)
Net loss attributable to common stockholders, diluted	$(19,293)	$(46,303)

Denominator
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic	11,701	11,471
Weighted-average shares used in computing net loss per share attributable to common stockholders, diluted	11,701	11,471
Net loss per share attributable to common stockholders, basic	$(1.65)	$(4.04)
Net loss per share attributable to common stockholders, diluted	$(1.65)	$(4.04)

12. Capital Stock

Series X Convertible Preferred Stock

The Company sold directly to BVF 5,003 shares of Series X Convertible Preferred Stock in 2017. As of December 31, 2024 and 2023, there were 5,003 shares authorized and issued of Series X Convertible Preferred Stock.

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

Conversion— Each share of Series X Convertible Preferred Stock is convertible into 1,000 shares of registered common stock based on a conversion price of $4.03 per share of common stock.

Voting Rights— Series X Convertible Preferred Stock will generally have no voting rights, except as required by law and except that the consent of the holders of the outstanding convertible preferred stock will be required to amend the terms and to issue additional shares of the preferred stock.

Classification— The Company evaluated the convertible preferred stock for liability or equity classification under the applicable accounting guidance and determined that equity treatment was appropriate because the convertible preferred stock did not meet the definition of the liability instruments defined thereunder for convertible instruments. Specifically, the shares of Series X Convertible Preferred Stock are not mandatorily redeemable and do not embody an obligation to buy back the shares outside of the Company’s control in a manner that could require the transfer of assets. Additionally, the Company determined that the convertible preferred stock would be recorded as permanent equity, not temporary equity, given that they are not redeemable for cash or other assets (i) on a fixed or determinable date, (ii) at the option of the holder, and (iii) upon the occurrence of an event that is not solely within control of the Company. The Company has also evaluated the embedded conversion and contingent redemption features within the Series X Convertible Preferred Stock in accordance with the accounting guidance for derivatives and determined that bifurcation is not required for any embedded feature.

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

As of December 31, 2024 and 2023, there were 984,000 shares authorized and issued of Series A Preferred Stock.

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

As of December 31, 2024 and 2023, there were 3,600 shares authorized and 1,600 issued of Series B Preferred Stock.

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

Dividends

During the year ended December 31, 2024, the Company’s Board declared and paid cash dividends on the Company’s Series A Preferred Stock and Series B Depositary shares as follows:

	Series A Preferred Stock	Series B Depositary Share
	Cash Dividend Declared	Cash Dividend Declared
Dividend Declaration Date	($ per share)	($ per share)	Dividend Payment Date
October 18, 2023	$0.53906	$0.52344	January 15, 2024
February 21, 2024	$0.53906	$0.52344	April 15, 2024
May 15, 2024	$0.53906	$0.52344	July 15, 2024
July 24, 2024	$0.53906	$0.52344	October 15, 2024
October 23, 2024	$0.53906	$0.52344	January 15, 2025

BVF Ownership

As of December 31, 2024, BVF owned approximately 30.4% of the Company’s total outstanding shares of common stock, and if all the shares of Series X Convertible Preferred Stock were converted (without taking into account beneficial ownership limitations), BVF would own 50.9% of the Company’s total outstanding shares of common stock. The Company’s Series A Preferred Stock becomes convertible upon the occurrence of specific events and as of December 31, 2024, the contingency was not met, therefore the Series A Preferred Stock owned by BVF is not included in the as-converted ownership calculation. Due to its significant equity ownership, BVF is considered a related party of the Company.

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

As of December 31, 2024 and 2023, the following common stock warrants were outstanding:

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

The fair value per share of Blue Owl Warrants issued at the exercise prices of $35.00, $42.50 and $50.00 per share during the fourth quarter of 2023 was determined using the Black-Scholes Model to be $12.53, $12.23 and $11.97 per share, respectively, based on the following weighted average assumptions:

Year Ended December 31,
2023
Dividend yield	—%
Expected volatility	87%
Risk-free interest rate	4%
Expected term	10 years

The aggregate fair value of the Blue Owl Warrants of $1.5 million is classified in stockholders’ equity on the consolidated balance sheets.

13. Commitments and Contingencies

Collaborative Agreements, Royalties and Milestone Payments

The Company has committed to make potential future milestone payments and legal fees to third parties as part of licensing and development programs. Payments under these agreements become due and payable only upon the achievement of certain developmental, regulatory and commercial milestones by the Company’s licensees. Because it is uncertain if and when these milestones will be achieved, such contingencies, aggregating up to $6.3 million (assuming one product per contract meets all milestones events) have not been recorded on the accompanying consolidated balance sheets. The Company is unable to determine precisely when and if payment obligations under the agreements will become due as these obligations are based on milestone events, the achievement of which is subject to a significant number of risks and uncertainties. None of these milestones were assessed to be probable as of December 31, 2024.

Contingent Consideration

Pursuant to the Company’s agreements with Aronora, Kuros, Affitech, and Daré, and under the Kinnate CVR Agreement, the Company has committed to pay the Aronora Royalty Milestones, the Kuros Sales Milestones, the remaining Affitech Sales Milestones, the Daré Milestones, the Exarafenib milestone contingent consideration, and the Pulmokine contingent consideration.

During the year ended December 31, 2023, the Company recorded $1.0 million for the LadRx contingent consideration that represented the estimated fair value of the potential future payments upon the achievement of regulatory milestones related to arimoclomol and aldoxorubicin at the inception of the LadRx Agreements. During the year ended December 31, 2024, the contingent liability was reduced to zero after the Company paid LadRx $1.0 million upon the FDA’s acceptance of the arimoclomol NDA resubmission. Additionally, the amendment to the LadRx RPA removed the milestone payment that had been contingent upon the achievement of a regulatory milestone related to aldoxorubicin (Note 5).

During the third quarter of 2024, the LadRx commercial sales milestone related to MIPLYFFA pursuant to the LadRx AAA was assessed to be probable under ASC 450. As such, a $1.0 million liability was recorded in contingent consideration under RPAs, AAAs, and CPPAs and a corresponding $1.0 million asset was recorded under long-term royalty and commercial payment receivables under the cost recovery method on the consolidated balance sheet. During the fourth quarter of 2024, this contingent liability was reduced to zero after the Company paid LadRx $1.0 million upon the achievement of the related commercial sales milestone (Note 5).

During the year ended December 31, 2023, two sales milestones related to VABYSMO pursuant to the Affitech CPPA were assessed to be probable under ASC 450. As such, a $6.0 million liability was recorded in contingent consideration under RPAs, AAAs, and CPPAs and a corresponding $6.0 million asset was recorded under long-term royalty and commercial payment receivables on the consolidated balance sheet. During the first quarter of 2024, this contingent liability was reduced to zero after the Company paid Affitech $6.0 million upon the achievement of the related commercial sales milestones (Note 5).

During the first quarter of 2024, a third sales milestone related to VABYSMO pursuant to the Affitech CPPA was assessed to be probable under ASC 450. As such, a $3.0 million liability was recorded in contingent consideration under RPAs, AAAs, and CPPAs and a corresponding $3.0 million asset was recorded under short-term royalty and commercial payment receivables under the cost recovery method on the consolidated balance sheet. The fourth and last remaining sales milestone related to VABYSMO pursuant to the Affitech CPPA is included in the estimation of expected future cash flows under the EIR method to determine the carrying amount of the short-term royalty and commercial payment receivables under the EIR method as of December 31, 2024. The final $6.0 million in milestones due to Affitech was paid in March 2025.

As of December 31, 2024, the Company recorded $3.2 million for the Exarafenib milestone contingent consideration, which represented the estimated fair value of potential future payments upon the achievement of a certain specified milestone related to exarafenib payable to Kinnate CVR holders upon the closing of the Kinnate acquisition under the Kinnate CVR Agreement. The Exarafenib milestone contingent consideration is measured at fair value at each reporting period, with changes in fair value recorded in other income (expense), net.

The liability for future Aronora Royalty Milestones, Kuros Sales Milestones, the Daré Milestones, and the Pulmokine contingent consideration will be recorded when the amounts, by product, are probable and reasonably estimable.

As of December 31, 2024, none of the Aronora Royalty Milestones, Kuros Sales Milestones, Daré Milestones, and the Pulmokine contingent consideration were assessed to be probable and as such, no liability was recorded on the consolidated balance sheet.

14. Segment and Geographic Information

Segment Information

The Company’s chief operating decision maker (“CODM”) is the Chief Executive Officer. The Company has determined that it operates in one operating segment and the CODM regularly reviews information and business activities on a consolidated basis to allocate resources and assess performance. Segment income and revenues consist of income from purchased receivables through RPAs, AAAs, and CPPAs, revenue from the licenses of intellectual property and related milestone and royalties, and revenue from the sale of future revenue streams. The Company derives income and revenues primarily from the U.S., Europe, and the Asia Pacific. The CODM uses net income (loss) reported in the consolidated statements of operations to evaluate income (loss) generated from segment assets (return on assets) in deciding whether to invest into the Company’s consolidated operations, such as to broaden its royalty portfolios or to repurchase its common stock. The measure of segment assets is reported on the balance sheet as total consolidated assets. Consolidated net income (loss) is used to monitor budget versus actual results. The Company does not have intra-entity sales or transfers (other than was necessary to secure the VABYSMO royalty backed loan from Blue Owl).

Presented in the table below is segment information for the years ended December 31, 2024 and 2023 (in thousands):

	Year Ended December 31,
	2024	2023
Income and revenues	$28,487	$4,758
Business development and deal related costs	(2,971)	(3,391)

Other segment items:
Research and development expenses	(2,875)	(143)
Depreciation of property and equipment	(10)	(3)
Other general and administrative expenses(1)	(31,497)	(22,212)
Credit losses on purchased receivables	(30,904)	(1,575)
Impairment charges	—	(14,253)
Arbitration settlement costs	—	(4,132)
Amortization of intangible assets	(206)	(897)
Gain on the acquisition of Kinnate	19,316	—
Change in fair value of embedded derivative related to RPA	8,100	—
Interest expense	(13,840)	(569)
Other income (expense), net	6,921	1,586
Income tax benefit	5,658	—
Segment and consolidated net loss	$(13,821)	$(40,831)

(1)	Other general and administrative expenses for the years ended December 31, 2024 and 2023 are general and administrative expenses of $34.5 million and $25.6 million, net of business development and deal related costs and depreciation of property and equipment, respectively.

Geographic Information

Income and revenue attributed to the following geographic regions was as follows (in thousands) based on the location of the partners and licensees:

	Year Ended December 31,
	2024	2023
Switzerland	$14,800	$—
United States	12,062	3,658
Asia Pacific	1,125	1,100
Europe	500	—
Total	$28,487	$4,758

The Company’s property and equipment is held in the U.S.

15. Subsequent Events

Acquisition of Economic Interest in FCX-007

On February 24, 2025, Ligand Pharmaceuticals Incorporated (“Ligand”) entered into a Purchase and Sale Agreement with Castle Creek Biosciences, Inc., Castle Creek Biosciences, LLC (collectively, “Castle Creek”), and a syndicate of co-investors for which Ligand acted as representative (collectively, including Ligand, the “Purchasers”), to support Castle Creek’s autologous human fibroblast cell-based gene therapy genetically modified to express COL7, also known as FCX-007 (dabocemagene autoficel) Phase 3 clinical study, its lead candidate for patients with dystrophic epidermolysis bullosa. Pursuant to the agreement, the Purchasers obtained for an aggregate purchase price of $75.0 million a high-single-digit royalty on worldwide sales of FCX-007 and warrants to purchase shares of Castle Creek Biosciences, Inc. Series D-1 Preferred Stock, which are exercisable until February 24, 2035. The Company paid $5.0 million for a mid-single-digit percentage portion of the high-single-digit royalty on worldwide sales of FCX-007 and 10,464 warrants to purchase shares of Castle Creek Biosciences, Inc. Series D-1 Preferred Stock.