Form 10-Q
period 2025-03-31
XOMA Royalty Corp
filed 2025-05-13
CIK 791908

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 8, 2025, the registrant had 11,966,889 shares of common stock, $0.0075 par value per share, outstanding.

XOMA ROYALTY CORPORATION

FORM 10-Q

GLOSSARY OF TERMS AND ABBREVIATIONS

Abbreviations	Definition
2010 Plan	The Company's 2010 Long Term Incentive and Stock Award Plan, as amended
2018 Common Stock ATM Agreement	At The Market Issuance Sales Agreement with HCW dated December 18, 2018
2021 Series B Preferred Stock ATM Agreement	At The Market Issuance Sales Agreement with B. Riley dated August 5, 2021
AAA	Assignment and Assumption Agreement
Affitech	Affitech Research AS
Affitech CPPA	The Company's Commercial Payment Purchase Agreement with Affitech dated October 6, 2021
Aptevo	Aptevo Therapeutics Inc.
Aptevo CPPA	The Company’s Payment Interest Purchase Agreement with Aptevo dated March 29, 2023, referred to herein as “Aptevo Commercial Payment Purchase Agreement” or “Aptevo CPPA”
Alexion	Alexion Pharmaceuticals
Alexion License Agreement	Exclusive License Agreement between the Company and Alexion (formerly Amolyt Pharma SAS, “Amolyt”) dated December 19, 2024
ASC	Accounting Standards Codification
ASC 310	ASC Topic 310, Receivables
ASC 326	ASC Topic 326, Financial Instruments – Credit Losses
ASC 450	ASC Topic 450, Contingencies
ASC 606	ASC Topic 606, Revenue from Contracts with Customers
ASC 805	ASC Topic 805, Business Combinations
ASC 815	ASC Topic 815, Derivatives and Hedging
ASC 825	ASC Topic 825, Financial Instruments
ASC 835	ASC Topic 835, Interest
ASC 842	ASC Topic 842, Leases
ASU	Accounting Standards Update
Bayer	Bayer Pharma AG
Bayer License Agreement	Out-license agreement to Bayer HealthCare LLC from Daré dated January 10, 2020, related to the development and commercialization of OVAPRENE
Black-Scholes Model	Black-Scholes Option Pricing Model
Blue Owl	Blue Owl Capital Corporation
Blue Owl Loan	Loan pursuant to the Blue Owl Loan Agreement
Blue Owl Loan Agreement	Loan agreement dated as of December 15, 2023, between XRL, the lenders from time to time party thereto and Blue Owl, as administrative agent
Board	The Company’s Board of Directors
B. Riley	B. Riley Securities, Inc.
Broadridge	Broadridge Corporate Issuer Solutions, LLC, rights agent under the Kinnate CVR Agreement
BVF	Biotechnology Value Fund, L.P.
Chiesi	Chiesi Farmaceutici S.p.A.
Company	XOMA Royalty Corporation, including its subsidiaries
CPPA	Commercial Payment Purchase Agreement
CVR	Contingent value right
Daré	Daré Bioscience, Inc.
Daré RPAs	The Company's Traditional RPA and Synthetic RPA with Daré dated April 29, 2024

Daré Organon License Agreement	Out-license agreement to Organon from Daré dated March 31, 2022, related to the development and commercialization of XACIATO, as amended on July 4, 2023
Day One	Day One Biopharmaceuticals
Day One License Agreement	License Agreement for RAF between Viracta and Day One dated December 16, 2019, as amended on March 4, 2024 (assumed by the Company as part of Viracta Assignment Agreements)
DSUVIA®	sufentanil sublingual tablet (DZUVEO in European market)
DoD	U.S. Department of Defense
EIR	Effective interest rate
EMA	European Medicines Agency
ESPP	2015 Employee Stock Purchase Plan, as amended
Exchange Act	U.S. Securities Exchange Act of 1934
FDA	U.S. Food and Drug Administration
FDIC	Federal Deposit Insurance Corporation
Fortis	Fortis Advisors LLC, representative of the Kinnate CVR holders under the Kinnate CVR Agreement
GAAP	Generally accepted accounting principles
G&A	General and administrative
HCRP	Healthcare Royalty Partners II, L.P.
HCW	H.C. Wainwright & Co., LLC
ImmunityBio	ImmunityBio, Inc. (formerly NantCell, Inc.)
ImmunityBio License Agreement	Out-license agreement to ImmunityBio from LadRx dated July 27, 2017, related to the development and commercialization of Aldoxorubicin, as amended on September 27, 2018, terminated on June 3, 2024
IRA	Inflation Reduction Act
IP	Intellectual Property
IPR&D	In-Process Research and Development
IXINITY®	coagulation factor IX (recombinant)
Janssen	Janssen Biotech, Inc.
Kinnate	Kinnate Biopharma Inc.
Kinnate CVR Agreement	The Contingent Value Rights Agreement by and between the Company, Broadridge, and Fortis dated April 3, 2024
Kinnate Merger Agreement	The Agreement and Plan of Merger by and among the Company, XRA, and Kinnate dated February 16, 2024
Kuros	Kuros Biosciences AG, Kuros US LLC, and Kuros Royalty Fund (US) LLC, collectively
Kuros RPA	The Company's Royalty Purchase Agreement with Kuros dated July 14, 2021
LadRx	LadRx Corporation (formerly CytRx Corporation)
LadRx Agreements	LadRx AAA and LadRx RPA
LadRx AAA	The Company’s Assignment and Assumption Agreement with LadRx dated June 21, 2023
LadRx RPA	The Company’s Royalty Purchase Agreement with LadRx dated June 21, 2023 and subsequently amended on June 3, 2024
MAA	Marketing Authorization Application
Medexus	Medexus Pharmaceuticals, Inc.
MIPLYFFA™	arimoclomol
NDA	New Drug Application
OJEMDA™	tovorafenib

Organon	Organon International GmbH
OVAPRENE®	An investigational hormone-free monthly intravaginal contraceptive
Palo	Palobiofarma, S.L.
Palo RPA	The Company's Royalty Purchase Agreement with Palo dated September 26, 2019
Pfizer	Pfizer, Inc.
Pierre Fabre	Pierre Fabre Médicament, SAS
PSU	Performance stock unit
Pulmokine	Pulmokine, Inc.
Pulmokine Merger Agreement	The Agreement and Plan of Merger by and among the Company, XRA 2 Corp., Pulmokine, Shareholder Representative Services LLC, Each Management Stockholder dated November 26, 2024
R&D	Research and development
Regeneron	Regeneron Pharmaceuticals, Inc.
Rezolute	Rezolute, Inc. (formerly Antria Bio, Inc.)
Rezolute License Agreement	The Company's License Agreement with Rezolute dated December 6, 2017, as amended in March 2018, January 2019, and March 2020
RPA	Royalty Purchase Agreement
Roche	F. Hoffmann-La Roche AG
RSU	Restricted stock unit
SEC	U.S. Securities and Exchange Commission
Series A Preferred Stock	The 8.625% Series A cumulative, perpetual preferred stock issued in December 2020
Series B Preferred Stock	The 8.375% Series B cumulative, perpetual preferred stock issued in April 2021
Series A and Series B Preferred Stock	Series A Preferred Stock and Series B Preferred Stock, collectively
Series B Depositary Shares	The depositary shares, each representing 1/1000th interest in a share of Series B Preferred Stock
Series X Preferred Stock	The Series X Convertible Preferred Stock
Sildenafil Cream	Sildenafil Cream, 3.6%
SVB	Silicon Valley Bank
Takeda	Takeda Pharmaceutical Company Limited
Takeda Collaboration Agreement	The Company's Collaboration Agreement with Takeda dated November 1, 2006, as amended in February 2007 and February 2009
TGFβ	transforming growth factor beta
U.S.	United States
VABYSMO®	faricimab-svoa
Vertical	Vertical Pharmaceuticals, LLC, a wholly-owned subsidiary of Alora Pharmaceuticals
Viracta	Viracta Therapeutics, Inc.
Viracta Assignment Agreements	Assignment and Novation Agreement by and among Viracta, the Company, and Day One dated December 3, 2024 and Intellectual Property Assignment between Viracta and the Company dated December 3, 2024
Viracta RPA	The Company's Royalty Purchase Agreement with Viracta dated March 22, 2021, as amended March 4, 2024
XACIATO™	Clindamycin phosphate vaginal gel 2%
XOMA	XOMA Royalty Corporation, including its subsidiaries
XRA	XRA 1 Corp. a wholly-owned subsidiary of the Company
XRL	XRL 1 LLC, a wholly-owned subsidiary of the Company

Zevra	Zevra Therapeutics, Inc. (formerly KemPharm Denmark A/S)
Zevra APA

Asset Purchase Agreement dated May 13, 2011 between LadRx and Orphazyme ApS, and assigned to Zevra as of June 1, 2022, related to the sale of arimoclomol from LadRx to Zevra (assumed by the Company as part of LadRx AAA)

Click or tap here to enter text.

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

XOMA ROYALTY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	March 31,	December 31,
	2025	2024⁽¹⁾
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$90,265	$101,654
Short-term restricted cash	1,410	1,330
Investment in equity securities	2,382	3,529
Trade and other receivables, net	5,544	1,839
Short-term royalty and commercial payment receivables under the EIR method	12,240	14,763
Short-term royalty and commercial payment receivables under the cost recovery method	413	413
Prepaid expenses and other current assets	971	2,076
Total current assets	113,225	125,604

Long-term restricted cash	3,352	3,432
Property and equipment, net	29	32
Operating lease right-of-use assets	304	319
Long-term royalty and commercial payment receivables under the EIR method	4,857	4,970
Long-term royalty and commercial payment receivables under the cost recovery method	59,916	55,936
Exarafenib milestone asset (Note 4)	3,307	3,214
Investment in warrants	605	—
Intangible assets, net	25,365	25,909
Other assets - long term	1,790	1,861
Total assets	$212,750	$221,277

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,319	$1,053
Accrued and other liabilities	1,221	5,752
Contingent consideration under RPAs, AAAs, and CPPAs	—	3,000
Operating lease liabilities	459	446
Unearned revenue recognized under units-of-revenue method	1,370	1,361
Preferred stock dividend accrual	1,368	1,368
Current portion of long-term debt	13,697	11,394
Total current liabilities	20,434	24,374
Unearned revenue recognized under units-of-revenue method – long-term	4,084	4,410
Exarafenib milestone contingent consideration (Note 4)	3,307	3,214
Long-term operating lease liabilities	362	483
Long-term debt	99,934	106,875
Total liabilities	128,121	139,356

Commitments and Contingencies (Note 10)

Stockholders’ equity:
Preferred Stock, $0.05 par value, 1,000,000 shares authorized:
8.625% Series A cumulative, perpetual preferred stock, 984,000 shares issued and outstanding as of March 31, 2025 and December 31, 2024	49	49
8.375% Series B cumulative, perpetual preferred stock, 1,600 shares issued and outstanding as of March 31, 2025 and December 31, 2024	—	—
Convertible preferred stock, 5,003 shares issued and outstanding as of March 31, 2025 and December 31, 2024	—	—
Common stock, $0.0075 par value, 277,333,332 shares authorized, 11,952,889 and 11,952,377 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	90	90
Additional paid-in capital	1,319,607	1,318,766
Accumulated other comprehensive income	118	73
Accumulated deficit	(1,235,235)	(1,237,057)
Total stockholders’ equity	84,629	81,921
Total liabilities and stockholders’ equity	$212,750	$221,277

The accompanying notes are an integral part of these condensed consolidated financial statements.

(1)The condensed consolidated balance sheet as of December 31, 2024 has been derived from the audited consolidated financial statements as of that date included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

XOMA ROYALTY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2025	2024
Income and revenues:
Income from purchased receivables under the EIR method	$6,070	$—
Income from purchased receivables under the cost recovery method	5,525	—
Revenue from contracts with customers	4,000	1,000
Revenue recognized under units-of-revenue method	317	490
Total income and revenues	15,912	1,490

Operating expenses:
Research and development	1,293	33
General and administrative	8,146	8,461
Amortization of intangible assets	544	—
Total operating expenses	9,983	8,494

Income (loss) from operations	5,929	(7,004)

Other (expense) income, net:
Interest expense	(3,467)	(3,551)
Other (expense) income, net	(95)	1,960
Net income (loss)	$2,367	$(8,595)

Net income (loss) available to (attributable to) common stockholders (Note 11):
Basic	$705	$(9,963)
Diluted	$999	$(9,963)

Net income (loss) per share available to (attributable to) common stockholders:
Basic	$0.06	$(0.86)
Diluted	$0.06	$(0.86)

Weighted-average shares used in computing net income (loss) per share available to (attributable to) common stockholders:
Basic	11,969	11,580
Diluted	17,781	11,580

The accompanying notes are an integral part of these condensed consolidated financial statements.

XOMA ROYALTY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2025	2024
Net income (loss)	$2,367	$(8,595)
Net unrealized gain on available-for-sale debt securities	45	—
Comprehensive income (loss)	$2,412	$(8,595)

The accompanying notes are an integral part of these condensed consolidated financial statements.

XOMA ROYALTY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands)

	Series A		Series B		Convertible				Additional	Accumulated		Total
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-In	Other Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balance, December 31, 2024	984	$49	2	$—	5	$—	11,952	$90	$1,318,766	$73	$(1,237,057)	$81,921
Exercise of stock options	—	—	—	—	—	—	21	—	85	—	—	85
Issuance of common stock related to 401(k) contribution	—	—	—	—	—	—	5	—	141	—	—	141
Stock-based compensation expense	—	—	—	—	—	—	—	—	1,983	—	—	1,983
Preferred stock dividends	—	—	—	—	—	—	—	—	(1,368)	—	—	(1,368)
Repurchase of common stock	—	—	—	—	—	—	(25)	—	—	—	(545)	(545)
Net unrealized gain on available-for-sale debt securities	—	—	—	—	—	—	—	—	—	45	—	45
Net income	—	—	—	—	—	—	—	—	—	—	2,367	2,367
Balance, March 31, 2025	984	$49	2	$—	5	$—	11,953	$90	$1,319,607	$118	$(1,235,235)	$84,629

	Series A		Series B		Convertible				Additional	Accumulated		Total
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-In	Other Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balance, December 31, 2023	984	$49	2	$—	5	$—	11,495	$86	$1,311,809	$—	$(1,223,223)	$88,721
Exercise of stock options	—	—	—	—	—	—	135	1	621	—	—	622
Issuance of common stock related to 401(k) contribution	—	—	—	—	—	—	7	—	118	—	—	118
Stock-based compensation expense	—	—	—	—	—	—	—	—	2,856	—	—	2,856
Preferred stock dividends	—	—	—	—	—	—	—	—	(1,368)	—	—	(1,368)
Repurchase of common stock	—	—	—	—	—	—	(1)	—	—	—	(13)	(13)
Net loss	—	—	—	—	—	—	—	—	—	—	(8,595)	(8,595)
Balance, March 31, 2024	984	$49	2	$—	5	$—	11,636	$87	$1,314,036	$—	$(1,231,831)	$82,341

The accompanying notes are an integral part of these condensed consolidated financial statements.

XOMA ROYALTY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$2,367	$(8,595)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Adjustment for income from EIR method purchased receivables	1,743	—
Stock-based compensation expense	1,983	2,856
Common stock contribution to 401(k)	141	118
Amortization of intangible assets	544	—
Depreciation	3	2
Accretion of long-term debt discount and debt issuance costs	427	306
Non-cash lease expense	17	14
Change in fair value of equity securities	1,147	(252)
Change in fair value of available-for-sale debt securities classified as cash equivalents	45	—
Changes in assets and liabilities:
Trade and other receivables, net	(3,705)	1,001
Prepaid expenses and other assets	1,176	213
Accounts payable and accrued liabilities	(3,265)	(105)
Operating lease liabilities	(108)	(15)
Unearned revenue recognized under units-of-revenue method	(317)	(490)
Net cash provided by (used in) operating activities	2,198	(4,947)

Cash flows from investing activities:
Payments of consideration under RPAs, AAAs, and CPPAs	(8,000)	(15,000)
Receipts under RPAs, AAAs, and CPPAs	1,307	7,771
Purchase of property and equipment	—	(17)
Net cash used in investing activities	(6,693)	(7,246)

Cash flows from financing activities:
Principal payments – debt	(5,066)	(3,616)
Debt issuance costs and loan fees paid in connection with long-term debt	—	(581)
Payment of preferred stock dividends	(1,368)	(1,368)
Repurchases of common stock	(545)	(13)
Proceeds from exercise of options and other share-based compensation	325	1,956
Taxes paid related to net share settlement of equity awards	(240)	(1,334)
Net cash used in financing activities	(6,894)	(4,956)

Net decrease in cash, cash equivalents, and restricted cash	(11,389)	(17,149)
Cash, cash equivalents, and restricted cash as of the beginning of the period	106,416	159,550
Cash, cash equivalents, and restricted cash as of the end of the period	$95,027	$142,401

Supplemental cash flow Information:
Cash paid for interest	$6,078	$3,780
Cash paid for taxes	$277	$—

Non-cash investing and financing activities:
Accrual of contingent consideration under the Affitech CPPA	$—	$3,000
Preferred stock dividend accrual	$1,368	$1,368

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

Liquidity and Financial Condition

The Company has incurred significant operating losses and negative cash flows from operations since its inception. As of March 31, 2025, the Company had cash, cash equivalents, and restricted cash of $95.0 million.

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

2. Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions among consolidated entities were eliminated upon consolidation. The unaudited condensed consolidated financial statements were prepared in accordance with U.S. GAAP for financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial reporting. As permitted under those rules, certain footnotes or other financial information can be condensed or omitted. These condensed consolidated financial statements and related disclosures have been prepared with the assumption that users of the interim financial information have read or have access to the audited consolidated financial statements for the preceding fiscal year. Accordingly, these statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 17, 2025.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, income, revenue and expenses, and related disclosures. Management routinely evaluates its estimates including, but not limited to, those related to projected cash flows associated with income from purchased receivables under the EIR method, income from purchased receivables under the cost recovery method, revenue from contracts with customers, revenue recognized under the units-of-revenue method, royalty and commercial payment receivables, the Exarafenib milestone asset and contingent consideration, contingent consideration for purchased receivables, amortization of the Blue Owl Loan, accrued expenses, stock-based compensation, and warrants to purchase shares of third party stock. The Company bases its estimates on historical experience and on various other market-specific and other relevant assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

Actual results may differ significantly from these estimates, including estimates such as the Company’s income from purchased receivables under the EIR method, income from purchased receivables under the cost recovery method, and amortization of the deferred revenue from the HCRP arrangement and amortization of the Blue Owl Loan. Estimates related to income from purchased receivables under the EIR method are from commercial products that the Company has assessed to have reliably estimable cash flows based on the best information available from its partners or other third parties and from changes in expected cash flows for royalty and commercial receivables. Estimates related to income from purchased receivables under the cost recovery method may be based on the best information available to the Company from its partners or other third parties. Any changes to the estimated payments made by partners can result in a material adjustment to income reported. Under the contracts with HCRP, the amortization for the reporting period is calculated based on the payments expected to be made by the licensees to HCRP over the term of the arrangement. Any changes to the estimated payments by the licensees to HCRP can result in a material adjustment to revenue previously reported. The Company’s amortization of the Blue Owl Loan is calculated based on the commercial payments expected to be received from Roche for VABYSMO under the Affitech CPPA. Any changes to the estimated commercial payments from Roche can result in a material adjustment to the interest expense and term loan balance reported.

Cash, Cash Equivalents, and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated statements of cash flows (in thousands):

	March 31,	December 31,
	2025	2024
Unrestricted cash	$5,832	$8,983
Unrestricted cash equivalents	84,433	92,671
Total unrestricted cash and cash equivalents	$90,265	$101,654
Short-term restricted cash	1,410	1,330
Long-term restricted cash	3,352	3,432
Total restricted cash	$4,762	$4,762
Total unrestricted and restricted cash and cash equivalents	$95,027	$106,416

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

As of March 31, 2025, all investments in debt securities were held in U.S. treasury bills and classified as available-for-sale. There was no allowance for credit losses on investments in debt securities as of March 31, 2025. The Company redeemed upon maturity $20.5 million of available-for-sale debt securities during the three months ended March 31, 2025. During the three months ended March 31, 2025, the Company realized gains of $0.2 million from those redemptions.  There were no sales or realized gains of available-for-sale debt securities during the three months ended March 31, 2024.

Cash equivalents classified as available-for-sale debt securities consisted of the following (in thousands):

	March 31, 2025
	Amortized	Unrealized	Unrealized	Estimated Fair
	Cost Basis	Gains	Losses	Value
U.S. treasury bills	$25,556	$118	$—	$25,674
Total debt securities	$25,556	$118	$—	$25,674

	December 31, 2024
	Amortized	Unrealized	Unrealized	Estimated Fair
	Cost Basis	Gains	Losses	Value
U.S. treasury bills	$20,294	$73	$—	$20,367
Total debt securities	$20,294	$73	$—	$20,367

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

For the three months ended March 31, 2025, three partners represented 35%, 37%, and 25% of total income and revenues, respectively. For the three months ended March 31, 2024, two partners represented 67% and 33% of total revenues, respectively. Two partners represented 72% and 28% of trade and other receivables, net balance, respectively, as of March 31, 2025.  Two partners represented 70% and 27% of the trade and other receivables, net balance, respectively, as of December 31, 2024.

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

Effective Interest Rate Method

The Company accounts for rights to future milestones, royalties, and commercial payments related to commercial products with future cash flows that can be reliably estimated at amortized cost under the prospective EIR method in accordance with ASC 835-30, Imputation of Interest. The EIR is calculated by forecasting the expected cash flows to be received and paid over the life of the asset relative to the receivable’s carrying amount at the time when the Company determines that there are reliable cash flows. The carrying amount of a receivable is made up of the opening balance, which is increased by accrued income and expected cash payments and decreased by cash receipts in the period to arrive at the ending balance. The EIR is recalculated at each reporting period as differences between expected cash flows and actual cash flows are realized and as there are changes to the expected future cash flows. If the EIR for the current period is lower than the prior period and if the gross cash flows have declined (expected and collected), the Company may record an allowance for the change in expected cash flows. Receivables related to income from purchased receivables under the EIR method totaled $17.1 million and $19.8 million as of March 31, 2025 and December 31, 2024, respectively.

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

Cost Recovery Method

When the purchase of rights to future milestones, royalties, and commercial payments involves future cash flows which cannot be reliably estimated, the Company accounts for such rights on a non-accrual basis using the cost recovery method. The Company’s assessment of whether cash flows can be reliably estimated depends on a number of factors. For example, the Company has generally determined that rights related to programs in preclinical or clinical stages of development or that have had a very short commercialization period during which payments have not yet been received, generally have cash flows that cannot be reliably estimated and therefore are accounted for under the cost recovery method. The related royalty and commercial payment receivable balance is classified as noncurrent or current based on whether payments are probable and reasonably expected to be received in the next twelve months. Under the cost recovery method, any milestone, royalty, or commercial payment received is recorded as a direct reduction of the recorded receivable balance. Under the cost recovery method, the Company does not recognize any income in accordance with ASC 835-30, Imputation of Interest and does not have any deferred fees or costs.

When the recorded royalty and commercial payment receivables balance have been fully collected, any additional amounts collected are recognized as income from purchased receivables under the cost recovery method. Receivables from such income from purchased receivables are included in trade and other receivables, net on the condensed consolidated balance sheet and totaled $1.5 million and $1.3 million as of March 31, 2025 and December 31, 2024, respectively.

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

Effective Interest Rate Method

At each reporting date, the Company evaluates royalty and commercial payment receivables under the EIR method by comparing the EIR at each reporting date to that of the prior period. If the EIR for the current period is lower than the prior period and if the gross cash flows have declined (expected and collected), the Company may record an allowance for the change in expected cash flows. The allowance is measured as the difference between the royalty and commercial payment receivables’ amortized cost basis and the net present value of the expected future cash flows, calculated based on the prior period’s EIR. The amount is recognized as credit losses on purchased receivables expense that increases the royalty and commercial payment receivable asset’s cumulative allowance, which reduces the net carrying value of the royalty and commercial payment receivable asset.

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

Equity Securities

The Company holds equity securities in publicly traded companies. Equity investments in publicly traded companies are classified in the condensed consolidated balance sheets as investment in equity securities. Equity securities are measured at fair value, with changes in fair value recorded in the other income (expense), net line item of the condensed consolidated statement of operations at each reporting period. The Company remeasures its equity investments at each reporting period until such time that the investment is sold or disposed of. If the Company sells an investment, any realized gains and losses on the sale of the securities will be recognized in the condensed consolidated statement of operations in the period of sale.

Investments – Warrant Assets

The Company may obtain warrants pursuant to which it has the right to acquire stock in companies. The warrants are accounted for as derivatives when they contain net settlement terms and other qualifying criteria under ASC 815. In general, the warrants entitle the Company to buy a specific number of shares of stock at a specific price within a specific time period.

Investment warrants are recorded at fair value and are revalued at each reporting period. The Company values warrants using the Black-Scholes Model. Any changes in fair value from the grant date fair value of warrants will be recognized as increases or decreases to investments on the condensed consolidated balance sheets and as a component of other income (expense) on the condensed consolidated statements of operations.

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

Intangible Assets

Intangible assets are amortized based on the Company’s best estimate of the distribution of the economic value of the respective intangible assets. Intangible assets are carried at cost less accumulated amortization. Amortization is included in amortization of intangible assets in the condensed consolidated statements of operations.

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

Rent expense for the operating lease is recognized on a straight-line basis, over the reasonably assured lease term based on total lease payments and is included in G&A expenses in the condensed consolidated statements of operations.

The Company has elected the practical expedient to not separate lease and non-lease components. The Company’s non-lease components are primarily related to property maintenance, which varies based on future outcomes, and thus are recognized in rent expense when incurred.

The Company has also elected not to record on the condensed consolidated balance sheets a lease for which the term is 12 months or less and does not include a purchase option that the Company is reasonably certain to exercise.

Long-Term Debt

Long-term debt represents the Company’s term loan under the Blue Owl Loan Agreement, which the Company has accounted for as a debt financing arrangement. Interest expense is accrued using the EIR method over the estimated period the loan will be repaid. The allocated debt discount and debt issuance costs have been recorded as a direct deduction from the carrying amount of the related debt in the condensed consolidated balance sheets and are being amortized and recorded as interest expense throughout the expected life of the Blue Owl Loan using the EIR method. The Company considered whether there were any embedded features in the Blue Owl Loan Agreement that require bifurcation and separate accounting as derivative financial instruments pursuant to ASC 815. See Note 8.

Warrants Issued

The Company has issued warrants to purchase shares of its common stock in connection with its financing activities. The Company classifies these warrants as equity and recorded the warrants at fair value as of the date of issuance on the Company’s condensed consolidated balance sheet with no subsequent remeasurement. The issuance date fair value of the outstanding warrants was estimated using the Black-Scholes Model. The Black-Scholes Model required inputs such as the expected term of the warrants, expected volatility, and risk-free interest rate. These inputs were subjective and required significant analysis and judgment. For the estimate of the expected term, the Company used the full remaining contractual term of the warrant. The estimate of expected volatility assumption is based on the historical price volatility observed on the Company’s common stock. The risk-free rate is based on the yield available on U.S. Treasury zero-coupon issues corresponding to the expected term of the warrants.

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

Net Income (Loss) per Share Available to (Attributable to) Common Stockholders

The Company calculates basic and diluted net income (loss) per share available to (attributable to) common stockholders using the two-class method. The Company’s convertible Series X Preferred Stock participate in any dividends declared by the Company on its common stock and are therefore considered to be participating securities. The Company’s Series A and Series B Preferred Stock do not participate in any dividends or distribution by the Company on its common stock and are therefore not considered to be participating securities.

Under the two-class method, net income, as adjusted for any accumulated dividends on Series A and Series B Preferred Stock for the period, is allocated to each class of common stock and participating security as if all of the net income for the period had been distributed. Undistributed earnings allocated to participating securities are subtracted from net income in determining net income available to common stockholders. During periods of loss, the Company allocates no loss to participating securities because they have no contractual obligation to share in the losses of the Company. Basic net income (loss) per share available to (attributable to) common stockholders is then calculated by dividing the net income (loss) available to (attributable to) common stockholders by the weighted-average number of shares of common stock outstanding during the period. All participating securities are excluded from the basic weighted-average  number of shares of common stock outstanding.

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

Share Repurchases

The Company has a stock repurchase program that is executed through purchases made from time to time, including in the open market. The Company retires repurchased shares of common stock, reducing common stock with any excess of cost over par value recorded to accumulated deficit. Issued and outstanding shares of common stock are reduced by the number of shares repurchased. No treasury stock is recognized in the condensed consolidated financial statements. In August 2022, the IRA enacted a 1% excise tax on net share repurchases after December 31, 2022, which applies to repurchases over $1.0 million in a given year. Any excise tax incurred on share repurchases is recognized as part of the cost basis of the shares acquired.

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of two components: net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) refers to gains and losses that under U.S. GAAP are recorded as an element of stockholders’ equity but are excluded from net income (loss).

Accounting Pronouncements Recently Adopted

In November 2023, the FASB issued ASU 2023-07, Segment Reporting, which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. The amendments in ASU 2023-07 are effective for all public entities for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. The Company adopted annual requirements under ASU 2023-07 during the annual period ended December 31, 2024 and adopted the interim requirements under ASU 2023-07 during the interim period ended March 31, 2025 (Note 14).

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which includes amendments that further enhance income tax disclosures, primarily through standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. The amendments are effective for all public entities for fiscal years beginning after December 15, 2024. Early adoption is permitted and should be applied either prospectively or retrospectively. The Company expects to adopt annual requirements under ASU 2023-09 within the annual report ending December 31, 2025.

3. Condensed Consolidated Financial Statements Details

Equity Securities

As of March 31, 2025 and December 31, 2024, investment in equity securities was $2.4 million and $3.5 million, respectively. For the three months ended March 31, 2025 and 2024, the Company recognized a loss of $1.1 million and a gain of $0.3 million, respectively, due to the change in fair value of its investment in equity securities in the other income (expense), net line item of the condensed consolidated statements of operations.

Intangible Assets, Net

The following table summarizes the cost, accumulated amortization, and net carrying value of the Company’s intangible assets as of March 31, 2025 (in thousands):

		Accumulated	Net Carrying
	Cost	Amortization	Value
As of March 31, 2025
Pulmokine - Seralutinib IP (Note 4)	$26,115	$750	$25,365
Total intangible assets	$26,115	$750	$25,365

The following table summarizes the cost, accumulated amortization, impairment charge, and net carrying value of the Company’s intangible assets as of December 31, 2024 (in thousands):

		Accumulated	Net Carrying
	Cost	Amortization	Value
As of December 31, 2024
Pulmokine - Seralutinib IP (Note 4)	$26,115	$206	$25,909
Total intangible assets	$26,115	$206	$25,909

The estimated remaining life of the intangible assets is 11.7 years. The following table presents the projected amortization expense for the next five years (in thousands):

Intangible Asset
Amortization
2025 (excluding the three months ended March 31, 2025)	$1,632
2026	2,176
2027	2,176
2028	2,176
2029	2,176
Total	$10,336

Net Income (Loss) Per Share Available to (Attributable to) Common Stockholders

The following table includes the computation of basic and diluted net income (loss) per share available to (attributable to) common stockholders (in thousands, except per share amounts):

	Three Months Ended March 31,
	2025	2024
Numerator
Net income (loss)	$2,367	$(8,595)
Less: Series A accumulated dividends	(530)	(530)
Less: Series B accumulated dividends	(838)	(838)
Less: Allocation of undistributed earnings to participating securities	(294)	—
Net income (loss) available to (attributable to) common stockholders, basic	$705	$(9,963)
Add: Adjustments to undistributed earnings allocated to participating securities	294	—
Net income (loss) available to (attributable to) common stockholders, diluted	$999	$(9,963)

Denominator
Weighted-average shares used in computing net income (loss) per share available to (attributable to) common stockholders, basic	11,969	11,580
Effect of dilutive Series X Preferred Stock	5,003	—
Effect of dilutive warrants for common stock	2
Effect of dilutive PSUs	273	—
Effect of dilutive common stock options	534	—
Weighted-average shares used in computing net loss per share attributable to common stockholders, diluted	17,781	11,580
Net income (loss) per share available to (attributable to) common stockholders, basic	$0.06	$(0.86)
Net income (loss) per share available to (attributable to) common stockholders, diluted	$0.06	$(0.86)

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

The following table shows the weighted-average shares from outstanding securities considered anti-dilutive and therefore excluded from the computation of diluted net income (loss) per share available to (attributable to) common stockholders (in thousands):

	Three Months Ended March 31,
	2025	2024
Convertible preferred stock	—	5,003
Common stock options	1,094	1,372
Contingently issuable PSUs	—	—
Warrants for common stock	120	131
Total	1,214	6,506

For PSUs with market conditions, if the market conditions have not been satisfied by the end of the reporting period, the number of shares that would be issuable based on the market price at the end of the reporting period, as if the end of the reporting period were the end of the contingency period, will be included in the calculation of diluted earnings per share if the effect is dilutive. For market conditions that have not yet been satisfied, no shares would be issuable based on the market price of $19.93 per share as of March 31, 2025.

For PSUs that have satisfied the market conditions but have not satisfied service conditions by the end of the reporting period, the number of shares issuable is included in the calculation of diluted earnings per share if the effect is dilutive. This includes PSUs that achieved the $30.00 price target in November 2024, but still have remaining time-based vesting requirements.

Accrued and Other Liabilities

Accrued and other liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2025	2024
Accrued short-term interest payable	$—	$3,039
Accrued incentive compensation	434	1,555
Accrued clinical liabilities	26	306
Income taxes payable in connection with Pulmokine acquisition	—	280
Accrued legal and accounting fees	482	251
Accrued payroll and benefits	149	170
Other accrued liabilities	130	151
Total	$1,221	$5,752

4. Acquisitions, Licensing, and Other Arrangements

Pulmokine Acquisition

In November 2024, the Company acquired Pulmokine for $20.5 million to obtain an economic interest in seralutinib, a Phase 3 asset being studied in pulmonary arterial hypertension. The acquisition included an intangible asset related to seralutinib with an estimated useful life of 12 years. The Company recognized $0.5 million of amortization expense for the three months ended March 31, 2025. No impairment indicators were identified, and no impairment was recorded during the three months ended March 31, 2025.

Contingent consideration related to the seralutinib asset could be payable subject to certain development and commercial milestones. As of March 31, 2025, there were no contract assets or contract liabilities related to this agreement, and no revenue was recognized during the three months ended March 31, 2025.

Refer to Note 4 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, for additional information related to this acquisition.

Kinnate Acquisition

In April 2024, the Company completed the acquisition of Kinnate through a tender offer for $2.5879 per share plus (“CVRs”), for a total purchase consideration of $126.4 million. As part of the merger, the Company acquired an IPR&D asset related to KIN-3248 (a Phase 1 clinical trial candidate), as well as several pre-clinical assets.

During the three months ended March 31, 2025, the fair value of the Exarafenib milestone contingent consideration was $3.3 million, which had an initial estimated fair value of $2.9 million. The Company accounts for potential contingent consideration related to KIN-3248, KIN-8741, KIN-7136, and KIN-2524 as period expenses when incurred.  As of March 31, 2025, no such contingent consideration had been incurred.

The Company recognized operating lease liabilities of $0.8 million as of the acquisition date related to office space in San Francisco. The Company accounts for the lease assignment agreement as a sublease in accordance with ASC 842.

Refer to Note 4 of the Company's Annual Report on Form 10-K for the year ended December 31, 2024, for additional information related to this acquisition.

Takeda

In 2006, the Company entered into a Collaboration Agreement with Takeda to discover and optimize therapeutic antibodies against multiple targets. Under this agreement, the Company may receive milestone payments and royalties on future product sales.

The Company has received $3.0 million of milestone payments since the inception of the agreement and is eligible to receive additional milestone payments of up to $16.0 million under the Takeda Collaboration Agreement.

As of March 31, 2025 and December 31, 2024, there were no contract assets or contract liabilities related to this agreement and none of the costs to obtain or fulfill the contract were capitalized. The Company recognized $4.0 million and zero in revenue related to this agreement during the three months ended March 31, 2025 and 2024, respectively.

Refer to Note 4 of the Company's Annual Report on Form 10-K for the year ended December 31, 2024, for additional information related to this agreement.

Rezolute

In December 2017, the Company entered into a license agreement with Rezolute for the development and commercialization of ersodetug (RZ358), which was subsequently amended in 2018, 2019, and 2020. Under the license agreement, the Company may receive development and commercial milestone payments of up to an aggregate of $232.0 million based on achievement of pre-specified criteria, and royalties ranging from the high single-digits to the mid-teens based on annual net sales.

The Company has received two milestone payments under this agreement: $2.0 million in January 2022 when Rezolute dosed the last patient in its Phase 2b clinical trial for ersodetug (RZ358), and $5.0 million in April 2024 when Rezolute dosed the first patient in its Phase 3 clinical trial of ersodetug (RZ358).

As of March 31, 2025 and December 31, 2024, there were no contract assets or contract liabilities related to this agreement. None of the costs to obtain or fulfill the contract were capitalized. The Company did not recognize any revenue related to this agreement during the three months ended March 31, 2025 and 2024.

Refer to Note 4 of the Company's Annual Report on Form 10-K for the year ended December 31, 2024, for additional information related to this agreement.

Janssen

In August 2019, the Company entered into an agreement with Janssen granting a non-exclusive license to develop and commercialize certain product candidates, including the Company’s patents and know-how. Under the agreement, the Company is entitled to receive milestone payments of up to $3.0 million upon the achievement of certain clinical development and regulatory approval milestones, and a 0.75% royalty on net sales of each product upon commercialization.

As of March 31, 2025 and December 31, 2024, there were no contract assets or contract liabilities related to this agreement. None of the costs to obtain or fulfill the contract were capitalized. The Company did not recognize any revenue related to this agreement during the three months ended March 31, 2025 and 2024.

Refer to Note 4 of the Company's Annual Report on Form 10-K for the year ended December 31, 2024, for additional information related to this agreement.

Alexion

In December 2024, following its acquisition of Amolyt, Alexion exercised an option to continue developing anti-PTH1R monoclonal antibodies that originated from the Company's discovery efforts as potential treatments for primary hyperparathyroidism and humoral hypercalcemia of malignancy. The Company will be eligible to receive up to $10.5 million in milestone payments and royalties ranging from low single to low double-digits on net commercial sales. Upon Alexion’s exercise of the option, the Company earned a $0.5 million payment.

As of March 31, 2025 and December 31, 2024, there were no contract assets or contract liabilities related to this agreement and none of the costs to obtain or fulfill the contract were capitalized. The Company did not recognize any revenue related to this agreement for the three months ended March 31, 2025.

Sale of Future Revenue Streams

In December 2016, the Company entered into two royalty interest sale agreements (together, the “Royalty Sale Agreements”) with HCRP. Under the first Royalty Sale Agreement, the Company sold its right to receive milestone payments and royalties on future sales of products subject to a License Agreement, dated August 18, 2005, between XOMA and Wyeth Pharmaceuticals (subsequently acquired by Pfizer) for an upfront cash payment of $6.5 million, plus potential additional payments totaling $4.0 million in the event three specified net sales milestones were met in 2017, 2018, and 2019. Based on actual sales, 2017, 2018, and 2019 sales milestones were not achieved. Under the second Royalty Sale Agreement entered into in December 2016, the Company sold its right to receive certain royalties under an Amended and Restated License Agreement dated October 27, 2006 between XOMA and Dyax Corp. for a cash payment of $11.5 million.  The Company recorded the total proceeds of $18.0 million as unearned revenue recognized under the units-of-revenue method as the Royalty Sale Agreements were structured as a non-cancellable sale, in which the Company does not have significant continuing involvement in the generation of the cash flows due to HCRP and there are no guaranteed rates of return to HCRP.

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

The Company recognized $0.3 million and $0.5 million in revenue under the units-of-revenue method under these agreements during the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, the current and non-current portions of the remaining unearned revenue recognized under the units-of-revenue method was $1.4 million and $4.1 million, respectively. As of December 31, 2024, the Company classified $1.4 million and $4.4 million as current and non-current unearned revenue recognized under the units-of-revenue method, respectively.

5. Royalty and Commercial Payment Purchase Agreements

Fully Recovered Royalty and Commercial Payment Purchase Agreements Under the Cost Recovery Method

Viracta Royalty Purchase Agreement

In March 2021, the Company entered into the Viracta RPA, as amended in March 2024, pursuant to which the Company acquired the right to receive future royalties, milestone payments, and other payments related to two clinical-stage drug candidates for an upfront payment of $13.5 million. The first candidate, tovorafenib (DAY101) (a pan-RAF kinase inhibitor now marketed as OJEMDA), is being developed by Day One, and the second candidate, vosaroxin (a topoisomerase II inhibitor), is being developed by Denovo Biopharma LLC. The Company acquired the right to receive (i) up to $54.0 million in potential milestone payments, potential royalties on sales, if approved, and a portion of potential other payments related to tovorafenib (DAY101), excluding up to $5.0 million retained by Viracta, and (ii) up to $57.0 million in potential regulatory and commercial milestones, and high single-digit royalties on sales related to vosaroxin, if approved. In December 2024, the Company entered into the Viracta Assignment Agreements with Viracta, through which the Company became the patent holder of the IP and know-how related to OJEMDA that was out-licensed to Day One and where Viracta assigned to the Company all its rights, title, and interest in the Day One License Agreement. The Company did not acquire new rights to additional milestone and royalty payments as a result of the execution of the Viracta Assignment Agreements that were not acquired under the Viracta RPA.

At the inception of the Viracta RPA, the Company recorded $13.5 million as long-term royalty receivables in its  consolidated balance sheet. As of June 30, 2024, the Company had fully collected the purchase price recorded in long-term royalty and commercial payment receivables under the cost recovery method related to the Viracta RPA in its condensed consolidated balance sheet and, as such, subsequent milestones and royalties received are recorded as income from purchased receivables under the cost recovery method. As there was no remaining balance in long-term royalty and commercial payment receivables under the cost recovery method related to the Viracta RPA in its condensed consolidated balance sheet as of March 31, 2025, the Company did not need to perform its periodic credit loss assessment for the three months ended March 31, 2025.

As of March 31, 2025 and December 31, 2024, there was $1.5 million and $1.3 million in trade and other receivables, net related to this agreement, respectively. The Company recognized $5.5 million in income from purchased receivables related to this agreement during the three months ended March 31, 2025, which included a $4.0 million milestone related to DayOne’s MAA filing with the EMA and $1.5 million in estimated royalties. The Company did not recognize any income from purchased receivables under the cost recovery method related to this agreement during the three months ended March 31, 2024.

Royalty and Commercial Payment Purchase Agreements Under the EIR Method

Short-term royalty and commercial payment receivables under the EIR method were $12.2 million and $14.8 million as of March 31, 2025 and December 31, 2024, respectively. Long-term royalty and commercial payment receivables under the EIR method were $4.9 million and $5.0 million as of March 31, 2025 and December 31, 2024, respectively.

Affitech Commercial Payment Purchase Agreement

In October 2021, the Company entered into the Affitech CPPA, pursuant to which, the Company purchased a future stream of commercial payment rights to Roche’s faricimab from Affitech for an upfront payment of $6.0 million. The Company is eligible to receive 0.5% of future net sales of faricimab for a ten-year period following the first commercial sales in each applicable jurisdiction.

At the inception of the Affitech CPPA, the Company recorded $14.0 million as long-term royalty and commercial payment receivables under the cost recovery method which included the $6.0 million upfront payment and $8.0 million in regulatory milestone payments in its consolidated balance sheet. The Company concluded the regulatory milestone payments of $8.0 million met the criteria for recognition as a derivative under ASC 815 and should be accounted for at fair value and recorded as a current liability at the inception of the transaction. Therefore, the regulatory milestone payments were recorded as contingent liabilities in its consolidated balance sheet. The Company concluded the sales-based milestone payments of up to $12.0 million did not meet the definition of a derivative under ASC 815 and a liability would be recognized when probable and reasonably estimable.

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

During the first quarter of 2024, a third sales milestone of $3.0 million related to VABYSMO pursuant to the Affitech CPPA was assessed to be probable under ASC 450. As such, under the cost recovery method, a $3.0 million liability was recorded as contingent consideration under RPAs, AAAs, and CPPAs and a corresponding $3.0 million asset was recorded under short-term royalty and commercial payment receivables under the cost recovery method on the consolidated balance sheet. The fourth and last remaining sales milestone of $3.0 million related to VABYSMO pursuant to the Affitech CPPA is included in the estimation of expected future cash flows under the EIR method to determine the carrying amount of the short-term royalty and commercial payment receivables under the EIR method. In March 2025, the Company paid $6.0 million to Affitech, which included $3.0 million for the third sales milestone liability that was recorded in the first quarter of 2024 and an additional $3.0 million for the fourth sales milestone. With this payment, all milestone payments to Affitech under the Affitech CPPA have been fully paid.

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

As of April 1, 2024, when the Company assessed it was able to reliably estimate cash flows, the Company reclassified $7.8 million of royalty and commercial payment receivables under the cost recovery method to royalty and commercial payment receivables under the EIR method. The Company recognized $5.8 million and zero in income from purchased receivables under the EIR method during the three months ended March 31, 2025 and 2024, respectively.

During the three months ended March 31, 2025, the Company received commercial payments pursuant to the Affitech CPPA of $11.1 million.

No allowance for credit losses was recorded as of March 31, 2025 and December 31, 2024.

Aptevo Commercial Payment Purchase Agreement

In March 2023, the Company entered into the Aptevo CPPA, pursuant to which the Company acquired from Aptevo a portion of its milestone and commercial payment rights under a sale agreement dated February 28, 2020 between Aptevo and Medexus, related to IXINITY, which is marketed by Medexus for the control and prevention of bleeding episodes and postoperative management in people with Hemophilia B.

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

As of October 1, 2024, when the Company assessed it was able to reliably estimate cash flows, the Company reclassified $7.2 million of royalty and commercial payment receivables under the cost recovery method to royalty and commercial payment receivables under the EIR method. The Company recognized $0.3 million and zero in income from purchased receivable under the EIR method during the three months ended March 31, 2025 and 2024, respectively.

During the three months ended March 31, 2025, the Company received commercial payments pursuant to the Aptevo CPPA of $0.6 million.

No allowance for credit losses was recorded as of March 31, 2025 and December 31, 2024.

Royalty and Commercial Payment Purchase Agreements Under the Cost Recovery Method

Short-term royalty and commercial payment receivables under the cost recovery method were $0.4 million as of March 31, 2025 and December 31, 2024. Long-term royalty and commercial payment receivables under the cost recovery method were $59.9 million and $55.9 million as of March 31, 2025 and December 31, 2024, respectively.

Castle Creek Royalty Financing

In February 2025, the Company entered into a royalty financing transaction with Castle Creek Biosciences, Inc. and Castle Creek Biosciences, LLC (collectively, “Castle Creek”), pursuant to which the Company acquired the rights to receive (a) 6.7% of the greater of (i) 8.75% of net sales in the United States or (ii) 8.00% of worldwide net sales of D-Fi (dabocemagene autoficel, also known as FCX-007), and (b) 6.7% of 20% of proceeds from a potential Priority Review Voucher (the “PRV Interest”) if Castle Creek obtains and sells a PRV. The Company also received warrants to purchase 10,464 shares of Castle Creek's Series D-1 Preferred Stock at an exercise price of $215.03 per share, exercisable for a ten-year period expiring on February 24, 2035.

At the closing of the transaction, the Company paid Castle Creek an upfront payment of $5.0 million. Upon the closing of the transaction, the Company recorded $4.4 million as long-term royalty and commercial payment receivables in its condensed consolidated balance sheet. The Company concluded that the PRV Interest met the definition of a derivative under ASC 815 and should be accounted for at fair value and recorded as a current liability at the inception of the transaction. The fair value of the PRV Interest was determined to have nominal value prior to FDA approval of D-Fi. The Company also concluded that the warrants met the definition of a derivative under ASC 815 and should be accounted for at fair value. The fair value of the warrants was estimated to be $0.6 million using a Black-Scholes model with a volatility of 128% and risk-free rate of 4.2%.

As of March 31, 2025, no payments were probable to be received under the Castle Creek royalty financing in the near term. Under the cost recovery method, the Company does not expect to recognize any income related to royalties, milestone payments, and other payments until the purchase price has been fully collected. No allowance for credit losses was recorded as of March 31, 2025.

LadRx Agreements

In June 2023, the Company entered into the LadRx AAA pursuant to which the Company acquired from LadRx all of its rights, title, and interest related to arimoclomol under the Zevra APA between Zevra and LadRx. The Company also entered into the LadRx RPA, pursuant to which the Company acquired the right to receive all of the future royalties, regulatory, and commercial milestone payments as well as other related payments due to LadRx from ImmunityBio related to aldoxorubicin under the ImmunityBio License Agreement between ImmunityBio and LadRx.

In June 2024, the ImmunityBio License Agreement was terminated, and the Company entered into an amendment to the LadRx RPA. Under the LadRx RPA, as amended, the Company is eligible to receive potential low single-digit percentage royalty payments on aggregate net sales of aldoxorubicin. Additionally, the amendment removed the remaining $4.0 million regulatory milestone payment under the original agreement that had been contingent upon the achievement of a specified regulatory milestone for the product candidate related to aldoxorubicin, which initially and as of the amendment date had a fair value of zero. If LadRx licenses aldoxorubicin to an applicable third party, the Company is eligible to receive potential high single-digit percentage royalty payments on aggregate net sales of aldoxorubicin and a portion of any potential future milestone payments.

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

Pursuant to the LadRx Agreements, as of December 31, 2024, the Company had paid LadRx $1.0 million in regulatory milestone payments and $1.0 million in sales milestone payments. All milestone payments to LadRx under the LadRx Agreements have been fully paid.

During the three months ended March 31, 2025, the Company received commercial payments pursuant to the LadRx Agreements of $0.4 million. In accordance with the cost recovery method, the cash received was recorded as a direct reduction of the long-term royalty and commercial payment receivables under the cost recovery method balance.

As of March 31, 2025, $0.4 million was probable and reasonably expected to be received in the next twelve months and was reflected as short-term royalty and commercial payment receivable under the cost recovery method.

Under the cost recovery method, the Company does not expect to recognize any income related to royalties, milestone payments and other payments until the purchase price has been fully collected. No allowance for credit losses was recorded as of March 31, 2025 and December 31, 2024.

Palobiofarma Royalty Purchase Agreement

In September 2019, the Company entered into the Palo RPA, pursuant to which the Company acquired the rights to potential royalty payments in low single-digit percentages of aggregate net sales associated with six product candidates in various clinical development stages, targeting the adenosine pathway with potential applications in solid tumors, non-Hodgkin’s lymphoma, asthma/chronic obstructive pulmonary disease, ulcerative colitis, idiopathic pulmonary fibrosis, lung cancer, psoriasis, and nonalcoholic steatohepatitis and other indications that are being developed by Palo.

Under the terms of the Palo RPA, the Company paid Palo an upfront payment of $10.0 million payment at the close of the transaction, which occurred simultaneously upon parties’ entry into the Palo RPA in September 2019. At the inception of the agreement, the Company recorded $10.0 million as long-term royalty receivables in its consolidated balance sheet.

As of March 31, 2025, no payments were probable to be received under the Palo RPA in the near term. Under the cost recovery method, the Company does not expect to recognize any income related to royalties received until the purchase price has been fully collected. No allowance for credit losses was recorded as of March 31, 2025 and December 31, 2024.

Kuros Royalty Purchase Agreement

In July 2021, the Company entered into the Kuros RPA, pursuant to which the Company acquired the rights to 100% of the potential future royalties from commercial sales, which are tiered from high single-digit to low double-digits, and up to $25.5 million in pre-commercial milestone payments associated with an existing license agreement related to Checkmate Pharmaceuticals, Inc.’s vidutolimod (CMP-001), a Toll-like receptor 9 agonist, packaged in a virus-like particle, for an upfront payment of $7.0 million. The Company may pay up to an additional $142.5 million to Kuros in sales-based milestone payments.

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

As of March 31, 2025, no payments were probable to be received under the Kuros RPA in the near term. Under the cost recovery method, the Company does not expect to recognize any income related to royalties, milestone payments, and other payments until the purchase price has been fully collected. No allowance for credit losses was recorded as of March 31, 2025 and December 31, 2024.

Daré Royalty Purchase Agreements

In April 2024, the Company entered into the Daré RPAs. Pursuant to the terms of the Daré RPAs, the Company paid $22.0 million in cash to Daré in consideration for the sale of (a) 100% of all remaining royalties related to XACIATO not already subject to the royalty-backed financing agreement Daré entered into in December 2023 and net of payments owed by Daré to upstream licensors, which equates to royalties ranging from low to high single digits, and of all potential commercial milestones related to XACIATO that are payable to Daré under the Daré Organon License Agreement; (b) a 4% synthetic royalty on net sales of OVAPRENE and a 2% synthetic royalty on net sales of Sildenafil Cream, which will decrease to 2.5% and 1.25%, respectively, upon the Company achieving a pre-specified return threshold; and (c) a portion of Daré’s right to a certain milestone payment that may become payable to Daré under the Bayer License Agreement. The Daré RPAs also provide for milestone payments to Daré of $11.0 million for each successive $22.0 million received by the Company under the Daré RPAs after achievement of a return threshold of $88.0 million.

Upon closing of the transaction, the Company paid Daré an upfront payment of $22.0 million, which was recorded as long-term royalty and commercial payment receivables in the condensed consolidated balance sheet. The Company concluded that the milestone payments to Daré did not meet the definition of a derivative under ASC 815 and expects to recognize the milestone payments as liabilities when probable and estimable.

Given the limited available information, the Company was unable to reliably estimate future net sales and the commercial payments to be received over the twelve-month period following the condensed consolidated balance sheet date of March 31, 2025 and, as such, no amounts were reflected as short-term royalty and commercial payment receivables as of March 31, 2025.

During the three months ended March 31, 2025, the Company received de minimis commercial payments pursuant to the Daré RPAs. In accordance with the cost recovery method, the cash received was recorded as a direct reduction of the long-term royalty and commercial payment receivables balance.

Under the cost recovery method, the Company does not expect to recognize any income related to milestones and commercial payments received until the purchase price has been fully collected. No allowance for credit losses was recorded as of March 31, 2025 and December 31, 2024.

Twist Bioscience Royalty Purchase Agreement

In October 2024, the Company entered into the Twist RPA. Under the terms of the Twist RPA, the Company acquired 50% of certain contingent payments (including royalties, milestone payments, sublicense income, and option exercise payments) related to Twist’s 60-plus early-stage programs across over 30 partners for a $15.0 million upfront payment. The Company is eligible to receive up to $0.5 billion in milestone payments and a 50% share of up to low-single-digit royalties on future commercial sales.

Upon closing of the transaction, the Company paid Twist an upfront payment of $15.0 million, which was recorded as long-term royalty and commercial payment receivables under the cost recovery method in its consolidated balance sheet.

Given the limited available information and early stage of the programs, the Company was unable to reasonably estimate future milestone payments or net sales and the royalty payments to be received over the twelve-month period following the condensed consolidated balance sheet date of March 31, 2025 and, as such, no amounts were reflected as short-term royalty and commercial payment receivables under the cost recovery method as of March 31, 2025.

As of March 31, 2025, no payments were probable to be received under Twist RPA in the near term. Under the cost recovery method, the Company does not expect to recognize any income related to royalties, milestone payments and other payments until the purchase price has been fully collected. No allowance for credit losses was recorded as of March 31, 2025 and December 31, 2024.

The following table summarizes the royalty and commercial payment receivable activities under the cost recovery method during the three months ended March 31, 2025 (in thousands):

		Acquisition of Royalty	Receipt of Royalty
	Balance as of	and Commercial	and Commercial	Balance as of
	January 1, 2025	Payment Receivables	Payments	March 31, 2025
Twist	$15,000	$—	$—	$15,000
Daré (XACIATO)	21,999	—	(2)	21,997
LadRx (MIPLYFFA)	4,850	—	(413)	4,437
Palobiofarma	10,000	—	—	10,000
Kuros	4,500	—	—	4,500
Castle Creek	—	4,395	—	4,395
Total	$56,349	$4,395	$(415)	$60,329

The following table summarizes the royalty and commercial payment receivable activities under the EIR method during the three months ended March 31, 2025 (in thousands):

		Income from
		Purchased	Receipt of
		Receivables	Royalty and	Payment of
	Balance as of	Under the	Commercial	Sales-Based	Balance as of
	January 1, 2025	EIR Method	Payments	Milestone	March 31, 2025
Affitech (VABYSMO)	$13,105	$5,817	$(11,145)	$3,000	$10,777
Aptevo (IXINITY)	6,628	253	(561)	—	6,320
Total	$19,733	$6,070	$(11,706)	$3,000	$17,097

The following table summarizes income from purchased receivables under the cost recovery method and EIR method during the three months ended March 31, 2025 (in thousands):

Three months ended March 31, 2025
Viracta (OJEMDA)	5,525
Total income from purchased receivables under the cost recovery method	$5,525

Affitech (VABYSMO)	5,817
Aptevo (IXINITY)	253
Total income from purchased receivables under the EIR method	$6,070

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

The following tables set forth the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as follows (in thousands):

	Fair Value Measurements as of March 31, 2025 Using:
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Cash equivalents:
Money market funds	$58,759	$—	$—	$58,759
U.S. treasury bills	25,674	—	—	25,674
Total cash equivalents	84,433	—	—	84,433
Exarafenib milestone asset (Note 4)	—	—	3,307	3,307
Investment in equity securities	2,382	—	—	2,382
Castle Creek PRV Interest (Note 5)	—	—	—	—
Castle Creek warrants (Note 5)	—	—	605	605
Total financial assets	$86,815	$—	$3,912	$90,727
Liabilities:
Exarafenib milestone contingent consideration (Note 4)	$—	$—	$3,307	$3,307
Total financial liabilities	$—	$—	$3,307	$3,307

	Fair Value Measurements as of December 31, 2024 Using:
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Cash equivalents:
Money market funds	$72,304	$—	$—	$72,304
U.S. treasury bills	20,367	—	—	20,367
Total cash equivalents	92,671	—	—	92,671
Exarafenib milestone asset (Note 4)	—	—	3,214	3,214
Investment in equity securities	3,529	—	—	3,529
Total financial assets	$96,200	$—	$3,214	$99,414
Liabilities:
Exarafenib milestone contingent consideration (Note 4)	$—	$—	$3,214	$3,214
Total financial liabilities	$—	$—	$3,214	$3,214

Exarafenib Milestone Asset and Exarafenib Milestone Contingent Consideration

The Exarafenib milestone asset and Exarafenib milestone contingent consideration represent the Company’s potential receipt of a future milestone payment and a future consideration payable to Kinnate CVR holders that are contingent upon the achievement of a certain specified milestone related to the Exarafenib sale. As of March 31, 2025, the estimated fair value of each of the Exarafenib milestone asset and Exarafenib milestone contingent consideration was $3.3 million. The fair value measurement was based on a probability-weighted discounted cash flow model using significant Level 3 inputs, such as anticipated timelines and the probability of achieving the development milestone. Both the Exarafenib milestone asset and Exarafenib milestone contingent consideration are remeasured at fair value at each reporting period with changes in fair value recorded in the other income (expense), net line item of the condensed consolidated statement of operations until settlement.

During the three months ended March 31, 2025, the estimated fair value of both the Exarafenib milestone asset and Exarafenib milestone contingent consideration increased by $0.1 million. The increase in estimated fair value had no offsetting net impact on the condensed consolidated statements of operations for the three months ended March 31, 2025.

Castle Creek PRV Interest and Warrants

The Castle Creek PRV Interest and warrants represent the Company's right to receive 6.7% of the proceeds from a potential Priority Review Voucher sale and warrants to purchase Castle Creek's Series D-1 Preferred Stock, acquired as part of the Castle Creek royalty financing transaction on February 24, 2025. As of March 31, 2025, the estimated fair value of the Castle Creek PRV Interest was nominal, and the estimated fair value of the Castle Creek warrants was $0.6 million. The fair value measurement for the PRV Interest was based on a probability-weighted discounted cash flow model, while the warrants were valued using a Black-Scholes option pricing model. Both valuations used significant Level 3 inputs, including expected timing of FDA approval, probability of PRV issuance and sale, expected volatility, risk-free interest rates, and discount rates reflecting the risk associated with Castle Creek's development program. Both the Castle Creek PRV Interest and warrants are remeasured at fair value at each reporting period with changes in fair value recorded in the other income (expense), net line item of the condensed consolidated statement of operations.

Equity Securities

The equity securities consisted of investments in public traded companies’ common stock that are classified on the condensed consolidated balance sheets as current assets as of March 31, 2025 and December 31, 2024. The equity securities are revalued each reporting period with changes in fair value recorded in the other income (expense), net line item of the condensed consolidated statements of operations. The inputs that were used to calculate the fair value of the equity securities were observable prices in active markets and therefore were classified as a Level 1 fair value measurement.

7. Lease Agreements

XOMA Royalty Office Lease

The Company leases a facility in Emeryville, California under an operating lease, which commenced on November 10, 2023 and has a term of 65 months. The Company recognized an operating lease right-of-use assets of $0.4 million and operating lease liabilities of $0.4 million on November 10, 2023, the commencement date of the lease.

Kinnate Lease

As part of the Kinnate acquisition, the Company acquired a lease agreement that was assigned to an assignee that expires on June 30, 2026. In accordance with ASC 842, the Company accounted for the lease as if it had commenced on the acquisition date. The Company recognized operating lease liabilities of $0.8 million as of April 3, 2024. No operating lease right-of-use assets were recorded due to the allocation of the excess of fair value of net assets acquired to certain qualifying assets under ASC 805.

Kinnate Sublease

As part of the Kinnate acquisition, the Company acquired a lease assignment agreement with an assignee that expires on June 30, 2026. In accordance with ASC 842, the Company will account for the lease assignment as a sublease over its term. Under the terms of the lease assignment agreement, the assignee will make direct payments to the head lessor over the lease term. For the three months ended March 31, 2025 and 2024, respectively, the Company recognized sublease income of $0.1 million and zero in the other income (expense), net line item in the condensed consolidated statement of operations.

The following table summarizes the maturity of the Company’s operating lease liabilities as of March 31, 2025 (in thousands):

Year	Rent Payments
2025 (excluding the three months ended March 31, 2025)	376
2026	300
2027	91
2028	102
2029	35
Total undiscounted lease payments	$904
Present value adjustment	(83)
Total net lease liability for operating leases	$821

As of March 31, 2025 and December 31, 2024, the total net lease liability was $0.8 million and $0.9 million, respectively.

As of March 31, 2025, the Company’s current and non-current operating lease liabilities were $0.5 million and $0.4 million, respectively.

As of December 31, 2024, the Company’s current and non-current operating lease liabilities were $0.4 million and $0.5 million, respectively.

The following table summarizes the cost components of the Company’s operating leases included in G&A in the condensed consolidated statements of operations for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
Lease costs:
Operating lease cost	$33	$22
Variable lease cost (1)	—	(2)
Total lease costs	$33	$20

(1)	Under the terms of the lease agreement, the Company is also responsible for certain variable lease payments that are not included in the measurement of the lease liability. Variable lease payments include non-lease components such as common area maintenance fees. The negative balance for the period ended March 31, 2024 was due to the lessor’s reconciliation of variable lease costs from which a credit was due to the Company.

The following table presents supplemental disclosure for the condensed consolidated statements of cash flows related to operating leases (in thousands):

	Three Months Ended March 31,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows under operating leases	$23	$23

The assumptions used in calculating the present value of the lease payments for the Company’s operating leases as of March 31, 2025 and December 31, 2024 were as follows:

	March 31,	December 31,
	2025	2024
Weighted-average remaining lease term	2.35 years	2.52 years
Weighted-average discount rate	8.00%	8.00%

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

In connection with the Blue Owl Loan Agreement, XOMA issued to Blue Owl and certain funds affiliated with Blue Owl warrants to purchase: (i) up to 40,000 shares of XOMA’s common stock at an exercise price of $35.00 per share; (ii) up to 40,000 shares of XOMA’s common stock at an exercise price of $42.50 per share; and (iii) up to 40,000 shares of XOMA’s common stock at an exercise price of $50.00 per share (collectively, the “Blue Owl Warrants”). The fair value of the Blue Owl Warrants was determined using the Black-Scholes Model (see Note 2) and was estimated to be $1.5 million. As of March 31, 2025, all Blue Owl Warrants were outstanding.

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

As of the closing date of December 15, 2023, the Company recorded the $0.3 million allocated costs for the delayed draw term loan commitment as a non-current asset in other assets - long term in the consolidated balance sheet and will reclassify the amount as a debt discount when the delayed draw term loan is drawn. As of March 31, 2025, no amount had been drawn from the delayed draw term loan.

The carrying value of the short and long-term portion of the initial term loan was $11.4 million and $106.9 million, respectively, as of December 31, 2024.

In March 2025, XRL made a semi-annual payment of $11.1 million which included an interest payment of $6.1 million and principal repayment of $5.1 million. The carrying value of the short and long-term portion of the initial term loan was $13.7 million and $99.9 million, respectively, as of March 31, 2025. As of March 31, 2025, the EIR was determined to be 11.18%. The Company recorded $3.5 million and $3.6 million in interest expense during the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, the Company had an unaccreted debt discount of $3.9 million and unaccreted direct issuance costs of $0.5 million to be accreted over the expected remaining term of the initial term loan.

The following table summarizes the impact of the initial term loan on the Company’s condensed consolidated balance sheet as of March 31, 2025 (in thousands):

March 31, 2025
Gross principal	$130,000
Principal repayments	(11,969)
Unaccreted debt discount and debt issuance costs	(4,400)
Total carrying value net of principal repayments, unaccreted debt discount, and debt issuance costs	113,631
Less: current portion of long-term debt	(13,697)
Long-term debt	$99,934

Long-term debt on the Company’s condensed consolidated balance sheet as of March 31, 2025 and December 31, 2024 includes only the carrying value of the Blue Owl Loan.

Aggregate projected future principal payments of the initial term loan as of March 31, 2025, are as follows (in thousands):

Year Ending December 31,	Payments
2025 (excluding the three months ended March 31, 2025)	7,356
2026	18,217
2027	24,550
2028	30,655
2029	36,628
Thereafter	626
Total payments	$118,032

Accretion of debt discounts and issuance costs are included in interest expense. Interest expense in the condensed consolidated statements of operations for the three months ended March 31, 2025 and 2024 relates to the initial term loan (in thousands):

	Three Months Ended
	March 31,
	2025	2024
Accrued interest expense	$3,040	$3,245
Accretion of debt discount and debt issuance costs	427	306
Total interest expense	$3,467	$3,551

9. Common Stock Warrants

As of March 31, 2025 and December 31, 2024, the following common stock warrants were outstanding:

			Exercise Price	March 31,	December 31,
Issuance Date	Expiration Date	Balance Sheet Classification	per Share	2025	2024
May 2018	May 2028	Stockholders’ equity	$23.69	6,332	6,332
March 2019	March 2029	Stockholders’ equity	$14.71	4,845	4,845
December 2023	December 2033	Stockholders’ equity	$35.00	40,000	40,000
December 2023	December 2033	Stockholders’ equity	$42.50	40,000	40,000
December 2023	December 2033	Stockholders’ equity	$50.00	40,000	40,000
				131,177	131,177

10. Commitments and Contingencies

Collaborative Agreements, Royalties, and Milestone Payments

The Company has committed to make potential future milestone payments and legal fees to third parties as part of licensing and development programs. Payments under these agreements become due and payable only upon the achievement of certain developmental, regulatory, and commercial milestones by the Company’s licensees. Because it is uncertain if and when these milestones will be achieved, such contingencies, aggregating up to $5.3 million (assuming one product per contract meets all milestone events) have not been recorded on the accompanying condensed consolidated balance sheets. The Company is unable to determine precisely when and if payment obligations under the agreements will become due as these obligations are based on milestone events, the achievement of which is subject to a significant number of risks and uncertainties. As of March 31, 2025, a $1.0 million milestone payment to an undisclosed licensor was accrued.

Contingent Consideration

Pursuant to the Company’s agreements with Kuros and Daré, under the Kinnate CVR Agreement, and under the Pulmokine Merger Agreement, the Company has committed to pay the Kuros Sales Milestones, the Daré Milestones, the Exarafenib milestone contingent consideration, and the Pulmokine contingent consideration.

As of March 31, 2025, the Company recorded $3.3 million for the Exarafenib milestone contingent consideration, which represented the estimated fair value of potential future payments upon the achievement of a certain specified milestone related to exarafenib payable to Kinnate CVR holders upon the closing of the Kinnate acquisition under the Kinnate CVR Agreement. The Exarafenib milestone contingent consideration is measured at fair value at each reporting period, with changes in fair value recorded in other income (expense), net.

The liability for future Kuros Sales Milestones, the Daré Milestones, and the Pulmokine contingent consideration will be recorded when the amounts, by product, are probable and reasonably estimable.

As of March 31, 2025, none of the Kuros Sales Milestones, Daré Milestones, and the Pulmokine contingent consideration were assessed to be probable and as such, no liability was recorded on the condensed consolidated balance sheet.

11. Stock-Based Compensation

The Company may grant qualified and non-qualified stock options, common stock, PSUs, RSUs, and other stock-based awards under various plans to directors, officers, employees, and other individuals. Stock options are granted at exercise prices of not less than the fair market value of the Company’s common stock on the date of grant. Additionally, the Company has an ESPP that allows employees to purchase Company shares at a purchase price equal to 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the purchase period or on the last day of the purchase period. The ESPP includes a rollover mechanism for the purchase price if the fair market value of the Company’s common stock on the purchase date is less than the fair market value of the Company’s common stock on the first trading day of the purchase period.

Stock Options and Other Benefit Plans

Stock Options

Stock options issued under the 2010 Plan generally vest monthly over three years for employees and one year for directors. Stock options held by employees who qualify for retirement age (defined as employees that are a minimum of 55 years of age and the sum of their age plus years of full-time employment with the Company exceeds 70 years) vest on the earlier of scheduled vest date or the date of retirement. In addition to stock options issued under the 2010 Plan, the Company also granted inducement stock options to the Company’s CEO and CIO in January 2023.

The activity for all stock options for the three months ended March 31, 2025 was as follows:

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Contractual	Intrinsic
	Number of	Price	Remaining Term	Value
	shares	Per Share	(in years)	(in thousands)
Outstanding as of January 1, 2025	2,426,929	$20.83	5.77	$18,644
Granted	—	—
Exercised	(21,000)	4.03
Forfeited, expired or cancelled	(31,234)	76.55
Outstanding as of March 31, 2025	2,374,695	$20.24	5.63	$8,266
Exercisable as of March 31, 2025	2,069,546	$19.69	5.32	$8,050

The aggregate intrinsic value of stock options exercised during the three months ended March 31, 2025 and 2024 was $0.4 million and $2.5 million, respectively. The intrinsic value is the difference between the fair value of the Company’s common stock at the time of exercise and the exercise price of the stock option.

The Company recorded $0.9 million in stock-based compensation expense related to stock options during the three months ended March 31, 2025. As of March 31, 2025, $3.8 million of total unrecognized compensation expense related to stock options was expected to be recognized over a weighted-average period of 1.6 years.

Performance Stock Unit Awards

Since May 2023, the Company has granted employees 733,600 PSUs under the 2010 Plan.

The PSUs are subject to market-based vesting conditions and the number of PSUs vested will be based on the stock price of the Company’s common stock as compared to four stock price hurdles over a three-year period from the initial May 2023 grant date (the “performance period”). A stock price hurdle is considered attained when, at any time during the performance period, the Company’s volume-weighted-average stock price equals or exceeds the hurdle stock price value for 30 consecutive calendar days. Upon attainment of a stock price hurdle, one-third of the earned PSUs will vest immediately upon achievement, one-third will vest upon the two-year anniversary of the grant date and one-third will vest on the three-year anniversary of the grant date. If no stock price hurdle is attained during the performance period, then no PSUs will vest.

In connection with Mr. Hughes’ appointment to full-time Chief Executive Officer in January 2024, the Company granted Mr. Hughes 275,000 PSUs under the 2010 Plan with generally the same terms as the May 2023 PSU grants. There were no PSUs granted in the three months ended March 31, 2025.

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
	275,000

The Company estimates that it will recognize total stock-based compensation expense of approximately $11.9 million in aggregate for the PSUs granted since May 2023 using the graded expense attribution method over the requisite service period of each tranche. If the stock price hurdles are met sooner than the requisite service period, the stock-based compensation expense for the respective stock price hurdle will be accelerated. Stock-based compensation expense will be recognized over the requisite service period if the grantees continue to provide service to the Company, regardless of whether the PSU stock price hurdles are achieved.

The activity for all PSUs for the three months ended March 31, 2025 was as follows:

Weighted
Average
Grant Date
	Number of	Fair Value
	Unvested PSUs	Per Share
Unvested balance as of January 1, 2025	597,117	$16.03
Granted	—	—
Vested	—	—
Forfeited	—	—
Unvested balance as of March 31, 2025	597,117	$16.03

The Company recorded $1.0 million in stock-based compensation expense related to the PSUs during the three months ended March 31, 2025. As of March 31, 2025, there was $2.0 million unrecognized stock-based compensation expense related to outstanding PSUs granted to employees, with a weighted-average remaining recognition period of 0.6 years.

Restricted Stock Unit Awards

In May 2024, the Company granted the non-employee directors of the Board an aggregate of 15,175 RSUs under the 2010 Plan. RSUs are equity awards that entitle the holder to receive freely tradeable shares of the Company’s common stock upon vesting. The RSUs vest in full on the one-year anniversary of the grant date. The fair value of the RSUs is equal to the closing price of the Company’s common stock on the grant date. The weighted-average grant-date fair value of the RSUs granted was $24.71 per RSU. As of March 31, 2025, no RSUs had vested and the unvested balance as of March 31, 2025 was 15,175 RSUs at a weighted-average grant-date fair value of $24.71 per RSU.

The Company recorded $0.1 million in stock-based compensation expense related to the RSUs during the three months ended March 31, 2025. As of March 31, 2025, there was $46,000 unrecognized stock-based compensation expense related to the outstanding RSUs granted to non-employee directors, with a weighted-average remaining recognition period of 0.1 years.

Stock-based Compensation Expense

All stock-based compensation expense is recorded in G&A expenses. The following table shows total stock-based compensation expense for stock options, PSUs, RSUs, and ESPP in the condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2025	2024
Total stock-based compensation expense	$1,983	$2,856

12. Capital Stock

Dividends

During the three months ended March 31, 2025, the Board declared and paid cash dividends on the Company’s Series A Preferred Stock and Series B Depositary shares as follows:

	Series A Preferred Stock	Series B Depositary Share
	Cash Dividend Declared	Cash Dividend Declared
Dividend Declaration Date	($ per share)	($ per share)	Dividend Payment Date
October 23, 2024	$0.53906	$0.52344	January 15, 2025
February 26, 2025	$0.53906	$0.52344	April 15, 2025

BVF Ownership

As of March 31, 2025, BVF owned approximately 25.0% of the Company’s total outstanding shares of common stock, and if all the shares of Series X Convertible Preferred Stock were converted (without taking into account beneficial ownership limitations), BVF would own 47.1% of the Company’s total outstanding shares of common stock. The Company’s Series A Preferred Stock becomes convertible upon the occurrence of specific events and as of March 31, 2025, the contingency was not met, therefore the Series A Preferred Stock owned by BVF is not included in the as-converted ownership calculation. Due to its significant equity ownership, BVF is considered a related party of the Company.

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

Stock Repurchase Program

On January 2, 2024, the Board authorized the Company’s stock repurchase program, which permits the Company to purchase up to $50.0 million of its common stock through January 2027. Under the program, the Company has discretion in determining the conditions under which shares may be purchased from time to time, including through transactions in the open market, in privately negotiated transactions, under plans compliant with Rule 10b5-1 under the Exchange Act, or by other means in accordance with applicable laws. The manner, number, price, structure, and timing of the repurchases, if any, will be determined at the Company’s sole discretion and repurchases, if any, depend on a variety of factors, including legal requirements, price and economic and market conditions, royalty and milestone acquisition opportunities, and other factors. The repurchase authorization does not obligate the Company to acquire any particular amount of its common stock. The Board may suspend, modify, or terminate the stock repurchase program at any time without prior notice. During the three months ended March 31, 2025, the Company purchased a total of 25,828 shares of its common stock for $0.5 million. As of March 31, 2025, the Company purchased a total of 26,488 shares of its common stock pursuant to the stock repurchase plan for $0.6 million.

13. Income Taxes

The Company recorded no income taxes during the three months ended March 31, 2025 and 2024. As of March 31, 2025, the Company maintained a full valuation allowance against its remaining net deferred tax assets.

The Company had a total of $5.9 million of gross unrecognized tax benefits as of March 31, 2025, none of which would affect the effective tax rate upon realization as it had a full valuation allowance against its net deferred tax assets. The reversal of related deferred tax assets will be offset by a valuation allowance, should any of these uncertain tax positions be favorably settled in the future.

The Company does not expect its unrecognized tax benefits to change significantly over the next twelve months. The Company will recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of March 31, 2025, the Company had not accrued interest or penalties related to uncertain tax positions.

14. Segment and Geographic Information

Segment Information

The Company’s chief operating decision maker (“CODM”) is the Chief Executive Officer. The Company has determined that it operates in one operating segment and the CODM regularly reviews information and business activities on a consolidated basis to allocate resources and assess performance. Segment income and revenues consist of income from purchased receivables through RPAs, AAAs, and CPPAs, revenue from the licenses of intellectual property and related milestone and royalties, and revenue from the sale of future revenue streams. The Company derives income and revenues primarily from the U.S., Europe, and the Asia Pacific. The CODM uses net income (loss) reported in the condensed consolidated statements of operations to evaluate income (loss) generated from segment assets (return on assets) in deciding whether to invest into the Company’s consolidated operations, such as to broaden its royalty portfolios or to repurchase its common stock. The measure of segment assets is reported on the balance sheet as total consolidated assets. Consolidated net income (loss) is used to monitor budget versus actual results. The Company does not have intra-entity sales or transfers (other than was necessary to secure the VABYSMO royalty backed loan from Blue Owl).

The table below presents segment information for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
Income and revenues	$15,912	$1,490
Business development and deal related costs	(1,055)	(1,442)

Other segment items:
Research and development expenses	(1,293)	(33)
Depreciation of property and equipment	(3)	(2)
Other general and administrative expenses(1)	(7,088)	(7,017)
Amortization of intangible assets	(544)	—
Interest expense	(3,467)	(3,551)
Other (expense) income, net	(95)	1,960
Segment and consolidated net loss	$2,367	$(8,595)

(1)Other general and administrative expenses for the three months ended March 31, 2025 and 2024 included general and administrative expenses of $8.1 million and $8.5 million, net of business development and deal related costs and depreciation of property and equipment.

Geographic Information

Income and revenue attributed to the following geographic regions based on the location of the partners and licensees was as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
United States	$6,095	$1,490
Switzerland	5,817	—
Asia Pacific	4,000	—
Total	$15,912	$1,490

The Company’s property and equipment is held in the U.S.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995, which are subject to the “safe harbor” created by those sections. Forward-looking statements are based on current expectations, estimates and forecasts, as well as our management’s beliefs and assumptions and on information currently available to them, and are subject to risks and uncertainties that are difficult to predict. In some cases you can identify forward-looking statements by words such as “may,” “will,” “should,” “might,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “targets,” “forecasts,” “potential,” “intend” “goal,” “guidance,” “strategy,” “continue,” “design,” and similar words, expressions or the negative of such terms. Examples of forward-looking statements include, but are not limited to, statements regarding: trend analyses and statements regarding future events, future financial performance, anticipated growth, and industry prospects, our future operating expenses, our future losses, the success of our strategy as a royalty aggregator, the assumptions underlying our business model, the extent to which issued and pending patents may protect the products and processes in which we have an ownership or royalty interest and prevent the use of the covered subject matter by third parties, the potential of our existing product candidates to lead to the development of commercial products, our ability to receive potential milestone or royalty payments under license and collaboration agreements and the amount and timing of receipt of those payments, our ability to locate suitable assets to acquire, our ability to complete (on a timely basis or at all) and realize the benefits from acquisitions, uncertainties related to the acquisition of interest in development-stage and clinical-stage product candidates, fluctuations in and our ability to predict our operating results and cash flows, and the sufficiency of our capital resources. Forward-looking statements are based on assumptions that may not prove accurate. Actual results and outcomes, or the timing of actual results and outcomes, could differ materially from those anticipated due to certain risks, including risks inherent in the biotechnology industry and for our licensees engaged in the development of new products in a regulated market. Among other things: there can be no assurance that our revenues, income or expenses will meet any expectations or follow any trend(s); we may be unable to retain our key employees; litigation, arbitration or other disputes with third parties may have a material adverse effect on us; our product candidates subject to our out-license agreements are still being developed, and our licensees’ may require substantial funds to continue development which may not be available; we may not be successful in entering into out-license agreements for our product candidates; if our therapeutic product candidates do not receive regulatory approval, our third-party licensees will not be able to manufacture and market them; products or technologies of other companies may render some or all of our product candidates noncompetitive or obsolete; we do not know whether there will be, or will continue to be, a viable market for the products in which we have an ownership or royalty interest; even once approved, a product may be subject to additional testing or significant marketing restrictions, its approval may be withdrawn or it may be voluntarily taken off the market; we and our licensees are subject to various state and federal healthcare related laws and regulations that may impact the commercialization of our or our third-party licensee’s product candidates and could subject us or them to significant fines and penalties, and could be impacted by changes or disruptions at the U.S. Food and Drug Administration (the “FDA”) and other government agencies; we and our third-party licensees may be impacted by general macroeconomic and business conditions in key regions of the world, including inflationary pressures, general economic slowdown or a recession, high interest rates, changes in monetary policy, changes in trade policies, including tariffs or other trade restrictions or the threat of such actions, instability in financial institutions and geopolitical instability. These and other risks and uncertainties  are described in more detail in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024 and in Part II, Item 1A of our Quarterly Reports on Form 10-Q and in our other filings with the SEC.

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

The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with the audited consolidated financial statements and related notes thereto included as part of our Annual Report on Form 10-K for the year ended December 31, 2024.

Overview

XOMA Royalty Corporation is a biotech royalty aggregator. We have a sizable portfolio of economic rights to future potential milestone and royalty payments associated with partnered commercial and pre-commercial therapeutic candidates. Our portfolio was built through the acquisition of rights to future milestones, royalties, and commercial payments, since our royalty aggregator business model was implemented in 2017. These acquisitions build upon out-licensing agreements for proprietary products and platforms held within our portfolio. Our royalty aggregator business is primarily focused on early to mid-stage clinical assets, primarily in Phase 1 and 2 development, which we believe have significant commercial sales potential and that are licensed to well-funded partners with established expertise in developing and commercializing drugs. We also acquire milestone and royalty revenue streams on late-stage clinical assets and commercial assets that are designed to address unmet markets or have a therapeutic advantage over other treatment options, and have long duration of market exclusivity. We expect most of our future revenue and income to be based on payments we may receive for milestones and royalties associated with these assets as well as the periodic recognition of income under the EIR method.

The generation of future revenues and income related to licenses, milestone payments, and royalties is dependent on the achievement of milestones or product sales by our existing partners and licensees. We generated net income of $2.4 million for the three months ended March 31, 2025, net cash provided by operating activities was $2.2 million for the three months ended March 31, 2025, and we had an accumulated deficit of $1.2 billion as of March 31, 2025. We generated a net loss of $8.6 million for the three months ended March 31, 2024, net cash used in operating activities was $4.9 million for the three months ended March 31, 2024, and we had an accumulated deficit of $1.2 billion as of March 31, 2024.

Portfolio Updates

Kinnate Acquisition

As of April 2, 2025, we completed the sale of all five pipeline assets that were acquired in the acquisition of Kinnate Biopharma Inc. in April 2024. We are eligible to receive up to $270 million in upfront and milestone payments, as well as future royalty payments at rates ranging from the low single digits to mid-teens on commercial sales. Pursuant to the terms of Kinnate Merger Agreement, holders of the Kinnate CVRs will receive 85% of the net proceeds of such payments received by us prior to April 2, 2029. We expect to distribute these funds to Kinnate CVR holders within 30 days of any cash receipts. We have not received any cash receipts as of the filing of this Quarterly Report on Form 10-Q.

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

Takeda Collaboration Agreement

In March 2025, Takeda dosed the first patient in its Phase 3 clinical trial of mezagitamab (TAK-079), and we earned a $3.0 million milestone payment pursuant to our Collaboration Agreement.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with GAAP requires us to make estimates, assumptions, and judgments that affect the reported amounts of assets, liabilities, revenues, income and expenses, and related disclosures of contingent assets and liabilities. We routinely evaluate our estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying values of assets and liabilities and the reported amounts of revenues, income and expenses that are not readily apparent from other sources. Actual results may differ from those estimates under different assumptions and conditions.

Critical accounting estimates are those estimates that involve a significant level of judgment and/or estimation uncertainty and could have or are reasonably likely to have a material impact on our financial condition or results of operations.

There have been no significant changes in our critical accounting estimates during the three months ended March 31, 2025, as compared with those previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 17, 2025.

Our significant accounting policies are included in “Note 2 – Basis of Presentation and Significant Accounting Policies” in our condensed consolidated financial statements.

Results of Operations

Income and Revenues

Total income and revenues for the three months ended March 31, 2025 and 2024, were as follows (in thousands):

	Three Months Ended
	March 31,
	2025	2024	Change
Income from purchased receivables under the EIR method	$6,070	$—	$6,070
Income from purchased receivables under the cost recovery method	5,525	—	5,525
Revenue from contracts with customers	4,000	1,000	3,000
Revenue recognized under units-of-revenue method	317	490	(173)
Total income and revenues	$15,912	$1,490	$14,422

Income from Purchased Receivables under the EIR Method

Income from purchased receivables under the EIR method for the three months ended March 31, 2025 included estimated income of $5.8 million related to sales of VABYSMO and $0.3 million related to sales of IXINITY. There was no income from purchased receivables under the EIR method for the three months ended March 31, 2024. We expect income related to VABYSMO to increase in future periods as we expect the related sales to increase in future periods.

Income from Purchased Receivables under the Cost Recovery Method

Income from purchased receivables under the cost recovery method for the three months ended March 31, 2025 included a $4.0 million milestone related to DayOne’s MAA filing with the EMA and $1.5 million in estimated royalties related to OJEMDA. There was no income from purchased receivables under the cost recovery method for the three months ended March 31, 2024. We expect income from royalties on OJEMDA, which was launched in the second quarter of 2024, to increase in future periods as we expect the related sales to increase in future periods.

Revenue from Contracts with Customers

Revenue from contracts with customers includes upfront fees, annual license fees, and milestone payments related to the out-licensing of our legacy product candidates and technologies. Revenue from contracts with customers for the three months ended March 31, 2025 included a $4.0 million payment pursuant to our collaboration agreement with Takeda. This included $3.0 million from milestone payments and $1.0 million in other revenue. Revenue from contracts with customers for the three months ended March 31, 2024 included milestone payments of $1.0 million pursuant to our license agreement with AVEO.

Revenue Recognized under Units-of-Revenue Method

Revenue recognized under the units-of-revenue method includes the amortization of unearned revenue from the sale of royalty interests to HCRP in 2016. Changes in revenues recognized in each period presented are related to the changes in estimated royalties received by HCRP.

R&D Expenses

For the three months ended March 31, 2025, R&D expenses were $1.3 million compared with $33 thousand for the three months ended March 31, 2024. The increase of approximately $1.3 million was primarily due to $1.0 million in pass-through licensing fees to an undisclosed licensor related to the Phase 3 milestone achieved by Takeda under our Takeda Collaboration Agreement, combined with clinical trial costs related to KIN-3248.  We expect R&D costs to normalize during the remainder of 2025 following the sale of the Kinnate pipeline assets.

G&A Expenses

G&A expenses include salaries and related personnel costs, professional fees, and facilities costs. For the three months ended March 31, 2025, G&A expenses were $8.1 million compared with $8.5 million for the three months ended March 31, 2024. The decrease of $0.4 million was primarily due to a decrease  of $0.9 million in stock compensation costs related to the PSU grant to Mr. Hughes in January 2024, partially offset by an increase in consulting costs of $0.5 million related to our Kinnate aquisition.

Other (Expense) Income

Interest Expense

Interest expense includes the accretion of debt discount and debt issuance costs. Interest expense for the three months ended March 31, 2025 and 2024 was as follows (in thousands):

	Three Months Ended
	March 31,
	2025	2024	Change
Accrued interest expense	$3,040	$3,245	$(205)
Accretion of debt discount and debt issuance costs	427	306	121
Total interest expense	$3,467	$3,551	$(84)

The $3.5 million and $3.6 million interest expense for the three months ended March 31, 2025 and 2024, respectively, represent interest incurred on the Blue Owl Loan.

Other (Expense) Income, Net

Other (expense) income, net for the three months ended March 31, 2025 and 2024 was as follows (in thousands):

	Three Months Ended
	March 31,
	2025	2024	Change
Other (expense) income, net
Investment income	$927	$1,708	$(781)
Change in fair value of equity securities	(1,147)	252	(1,399)
Sublease income	103	—	103
Other	22	—	22
Total other (expense) income, net	$(95)	$1,960	$(2,055)

Investment income decreased by $0.8 million for the three months ended March 31, 2025 compared with the three months ended March 31, 2024 due to decreased balances and decreased market interest rates on our investments. For the three months ended March 31, 2025 and 2024, the change in fair value of equity securities was due to the change in market price for our investments in two public companies’ equity securities.

Provision for Income Taxes

We recorded no provision for federal income tax during the three months ended March 31, 2025 and 2024. We maintained a full valuation allowance against our remaining net deferred tax assets. We had a total of $5.9 million of gross unrecognized tax benefits, none of which would impact our effective tax rate to the extent that we continue to maintain a full valuation allowance against our deferred tax assets. We do not expect our unrecognized tax benefits to change significantly over the next twelve months.

Liquidity and Capital Resources

Our cash and cash equivalents, working capital, and cash flow activities as of and for each of the periods presented were as follows (in thousands):

	March 31,	December 31,
	2025	2024	Change
Cash and cash equivalents	$90,265	$101,654	$(11,389)
Working capital	$92,791	$101,230	$(8,439)

	Three Months Ended
	March 31,
	2025	2024	Change
Net cash provided by (used in) operating activities	$2,198	$(4,947)	$7,145
Net cash used in investing activities	(6,693)	(7,246)	553
Net cash used in financing activities	(6,894)	(4,956)	(1,938)
Net decrease in cash, cash equivalents, and restricted cash	$(11,389)	$(17,149)	$5,760

Net cash provided in operating activites of $2.2 million for the three months ended March 31, 2025 was primarily driven by cash receipts during the period (see further details in the Capital Resourses section below).

Net cash used in investing activities was $6.7 million for the three months ended March 31 2025, primarily driven by the Castle Creek royalty financing.

Net cash used in financing activities for the three months ended March 31, 2025 was $6.9 million, primarily due to principal repayments on our Blue Owl Loan and payments of dividends on our Series A and Series B Preferred Stock.

Capital Resources

We have historically financed our operations and acquisitions through debt facilities, the issuance of our common stock, Series A and Series B Preferred Stock, and amounts received as milestone payments under our license agreements. Cash received from commercial payments related to sales of VABYSMO will be used to pay down the principal amount and interest due on our Blue Owl Loan until the loan is repaid in full. We also receive cash payments from our purchased receivables, and these receipts have been increasing in recent years as our portfolio matures. Below is a summary of the cash received from our purchased receivables and contracts with customers for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended
	March 31,
	2025	2024
Royalties and commercial payments
VABYSMO	$11,144	$7,396
OJEMDA	1,288	—
IXINITY	561	350
MIPLYFFA	413	—
OTHER	2	25
Total royalties and commercial payments	13,408	7,771
Other receipts from purchased receivables	4,000	—
Receipts from contracts with customers	550	2,000
Total cash receipts	$17,958	$9,771

We have incurred significant operating losses since our inception and as of March 31, 2025, we had an accumulated deficit of $1.2 billion. As of March 31, 2025, we had $90.3 million in unrestricted cash and cash equivalents and $4.8 million in restricted cash. Based on our current cash balance and our planned discretionary spending, such as royalty or other acquisitions, we believe that our current financial resources are sufficient to fund our planned operations, commitments, and contractual obligations for a period of at least one year following the filing date of this Quarterly Report.

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

To support our royalty aggregator business model, we engage third parties to assist in the evaluation of potential acquisitions of milestone payments and royalty streams. Additional operating expenses, including consulting and legal costs, may increase during the remainder of 2025 in response to an anticipated increase in the volume of royalty or acquisition targets evaluated or completed.

In June 2023 we entered into a lease for our headquarters in Emeryville, California. The lease commenced in November 2023 and has a term of 65 months. As of March 31, 2025, we expect to incur incremental undiscounted costs of $0.4 million associated with our building lease.

We will be required to make future expenditures related to the obligations and liabilities we assumed in the Kinnate acquisition. We expect these costs to be funded in full by the cash we received upon the closing of the merger.

Share Repurchase Program: On January 2, 2024, our Board authorized our stock repurchase program, which permits us to purchase up to $50.0 million of our common stock through January 2027. As of March 31, 2025, we had purchased a total of 26,488 shares of common stock pursuant to the stock repurchase program for $0.6 million.

Long-Term Debt: Under the Blue Owl Loan Agreement, the outstanding principal balance will bear interest at an annual rate of 9.875%. XRL began making payments of interest under the Blue Owl Loan Agreement semi-annually, in March 2024 using the royalties received on worldwide net sales of VABYSMO, pursuant to the Affitech CPPA. On each interest payment date, any shortfall in interest payment will be paid from the interest reserve, any uncured shortfall in interest payment that exceeds the interest reserve will increase the outstanding principal amount of the loan, and any royalty payments in excess of accrued interest on the loan will be used to repay the principal of the loan until the balance is fully repaid. As of March 31, 2025, XRL held restricted cash of $4.8 million in reserve accounts that may only be used to pay interest and administrative fees and XRL’s operating expenses pursuant to the Blue Owl Loan Agreement. As of March 31, 2025, the current and non-current portion of the initial term loan was $13.7 million and $99.9 million, respectively, and $3.4 million of the restricted cash was classified as non-current.

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

In addition, we have potential sales-based milestone payments that may become due under our agreement with Kuros. All of these milestones and royalty payments represent a portion of the funds we may receive in the future pursuant to these agreements, and therefore we expect these payments to be fully funded by the related royalty or commercial payment receipts.

Collaborative Agreements, Royalties, and Milestone Payments: We may need to make potential future milestone payments and pay legal fees to third parties as part of our licensing and development programs. Payments under these agreements become due and payable only upon the achievement of certain developmental, regulatory, and commercial milestones by our licensees. Because it is uncertain if and when these milestones will be achieved, such contingencies, aggregating up to $5.3 million (assuming one product per contract meets all milestone events) have not been recorded on our condensed consolidated balance sheet as of March 31, 2025. We are unable to determine precisely when and if our payment obligations under the agreements will become due as these obligations are based on milestone events, the achievement of which is subject to a significant number of risks and uncertainties. We expect all payments due to be funded by a portion of the related milestone or royalty revenue we receive or we expect these payments to be reimbursed by our licensees.

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

Changes in Commitments and Contingencies

Our commitments and contingencies were reported in our Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC. Except as described below, there have been no material changes during the three months ended March 31, 2025 from the commitments and contingencies previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024.

We paid the final $6.0 million in milestones due to Affitech in March 2025.

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

ITEM 1A. RISK FACTORS

Except as discussed below, there have been no material changes in our risk factors as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. For a detailed description of our risk factors, refer to Part I, Item IA, “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

Our results of operations and liquidity needs could be materially negatively affected by market fluctuations or an economic downturn, including as a result of tariff policies.

Our results of operations could be materially and adversely affected by macroeconomic conditions generally, both in the U.S. and elsewhere around the world. Concerns over inflation, slower growth or recession, changes in trade policies, including tariffs or other trade restrictions or the threat of such actions, changes in fiscal and monetary policy or government budget dynamics, high interest rates, high unemployment, labor availability constraints, currency fluctuations, epidemics and other public health crises (such as the COVID-19 pandemic), significant natural disasters (including as a result of climate change), rising energy costs, geopolitical conflict, such as the ongoing conflict in Ukraine, the Middle East and surrounding areas and the rising tensions between China and Taiwan, the availability and cost of credit, and the volatility in U.S. financial markets have in the past contributed to, and may continue in the future contribute to, increased volatility and diminished expectations for the economy and the U.S. and global markets. Domestic and international equity markets periodically experience heightened volatility and turmoil.

In recent months, the United States has announced tariffs on imports from most countries, including significant tariffs on imports from Canada, Mexico and China. Historically, tariffs have led to increased trade and political tensions. In response to tariffs, other countries have implemented retaliatory tariffs on U.S. goods. Political tensions as a result of trade policies could reduce trade volume, investment, technological exchange and other economic activities between major international economies, resulting in a material adverse effect on global economic conditions and the stability of global financial markets. There is substantial uncertainty about the duration of existing tariffs or pauses in tariffs and whether additional tariffs or other retaliatory actions may be imposed, modified or suspended.

These events may have an adverse effect on us, our licensees or royalty-agreement counterparties or their licensees. In the event of a market downturn, our results of operations could be adversely affected by those factors in many ways, including making it more difficult for us to raise funds if necessary, and our stock price may decline.

Disruptions at the FDA and other government agencies could negatively affect the review of our licensees’ or royalty-agreement counterparties’ regulatory submissions, which could negatively impact our business.

The ability of the FDA to review and approve regulatory submissions can be affected by a variety of factors, including statutory, regulatory and policy changes, inadequate government budget funding levels or a reduction in the FDA’s workforce and its ability to hire and retain key personnel, disruptions caused by government shutdowns, public health crises, the FDA’s ability to accept the payment of user fees, and other events that may otherwise affect the FDA’s ability to perform routine functions. There have been mass layoffs of federal employees since the start of the current presidential administration in January 2025, the full impact of which is unclear at this time. Such disruptions could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our licensees’ or royalty-agreement counterparties’regulatory submissions, which could have a material adverse effect on our business. In addition, the presidential administration has made and is expected to continue to make changes in the leadership of various U.S. federal regulatory agencies and changes to U.S. federal government policy that have led to, in some cases, legal challenges and uncertainty around the funding, functioning and policy priorities of the U.S. federal regulatory agencies, including the FDA.

We are unable to predict the extent to which the presidential administration may impose or seek to impose leadership or policy changes at the FDA or changes to rules and policies impacting our business and operations or the business and operations of our royalty providers. It is unclear how these executive actions or other potential actions by the federal government will impact the FDA or other regulatory authorities. Government proposals to reduce or eliminate budgetary deficits may include reduced allocations to the FDA and other related government agencies. These budgetary pressures may reduce the FDA’s ability to perform its responsibilities, which could result in delays in our royalty providers’ clinical trial timelines. If a significant reduction in the FDA’s workforce occurs, the FDA’s budget is significantly reduced or a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our royalty providers’ regulatory submissions or take other actions critical to the development or approval of our licensees’ or royalty-agreement counterparties’product candidates, which could have a material adverse effect on their and our business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

On January 2, 2024, the Board authorized our stock repurchase program, which permits us to purchase up to $50.0 million of our common stock through January 2027. Under the program, we have discretion in determining the conditions under which shares may be purchased from time to time, including through transactions in the open market, in privately negotiated transactions, under plans compliant with Rule 10b5-1 under the Exchange Act, or by other means in accordance with applicable laws. The manner, number, price, structure, and timing of the repurchases, if any, will be determined at our sole discretion and repurchases, if any, depend on a variety of factors, including legal requirements, price and economic and market conditions, royalty and milestone acquisition opportunities, and other factors. The repurchase authorization does not obligate us to acquire any particular amount of our common stock. The Board may suspend, modify, or terminate the stock repurchase program at any time without prior notice. All common stock repurchased by us during the three months ended March 31, 2025 were subsequently retired. Our repurchases of our common stock during the three months ended March 31, 2025 were as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 – January 31, 2025	—	$—	—	$49,986,899
February 1 – February 28, 2025	—	$—	—	$49,986,899
March 1 – March 31, 2025	25,828	$21.07	25,828	$49,442,042
Total	25,828	$21.07	25,828	$49,442,042

(1)The number of shares purchased is based on the settlement date.
(2)Average price per share includes commissions.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(c) Trading Plans

During the fiscal quarter ended March 31, 2025, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (in each case, as defined in Item 408(a) of Regulation S-K).

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

XOMA Royalty Corporation

Date: May 13, 2025	By:	/s/ OWEN HUGHES
Chief Executive Officer (Principal Executive Officer)

Date: May 13, 2025	By:	/s/ THOMAS BURNS
Thomas Burns Senior Vice President, Finance and Chief Financial Officer (Principal Financial and Principal Accounting Officer)