Form 10-Q
period 2025-06-30
XOMA Royalty Corp
filed 2025-08-13
CIK 791908

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________to__________

Commission File Number: 001-39801

XOMA Royalty Corporation

(Exact name of Registrant as specified in its charter)

Nevada	52-2154066
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2200 Powell Street, Suite 310
Emeryville, California	94608
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (510) 204-7200

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading symbol(s):	Name of each exchange on which registered:
Common Stock, $0.0075 par value	XOMA	The Nasdaq Global Market
8.625% Series A Cumulative Perpetual Preferred Stock, par value $0.05	XOMAP	The Nasdaq Global Market
Depositary Shares (each representing 1/1000th interest in a share of 8.375% Series B Cumulative Perpetual Preferred Stock, par value $0.05)	XOMAO	The Nasdaq Global Market

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

As of August 8, 2025, the registrant had 12,087,719 shares of common stock, $0.0075 par value per share, outstanding.

XOMA ROYALTY CORPORATION

FORM 10-Q

9
		Page
Glossary of Terms and Abbreviations		3

PART I	FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements	7

	Condensed Consolidated Balance Sheets as of June 30, 2025 and December 31, 2024 (unaudited)	7

	Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2025 and 2024 (unaudited)	8

	Condensed Consolidated Statements of Comprehensive Income for the Three and Six Months Ended June 30, 2025 and 2024 (unaudited)	9

	Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity for the Three and Six Months Ended June 30, 2025 and 2024 (unaudited)	10

	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2025 and 2024 (unaudited)	11

	Notes to Condensed Consolidated Financial Statements (unaudited)	12

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	50

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	59

Item 4.	Controls and Procedures	59

PART II	OTHER INFORMATION	61

Item 1.	Legal Proceedings	61

Item 1A.	Risk Factors	61

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	61

Item 3.	Defaults Upon Senior Securities	62

Item 4.	Mine Safety Disclosures	62

Item 5.	Other Information	62

Item 6.	Exhibits	63

Signatures		65

GLOSSARY OF TERMS AND ABBREVIATIONS

Abbreviations	Definition
2010 Plan	The Company's 2010 Long Term Incentive and Stock Award Plan, as amended
2018 Common Stock ATM Agreement	At The Market Issuance Sales Agreement with HCW dated December 18, 2018
2021 Series B Preferred Stock ATM Agreement	At The Market Issuance Sales Agreement with B. Riley dated August 5, 2021
AAA	Assignment and Assumption Agreement
Affitech	Affitech Research AS
Affitech CPPA	The Company's Commercial Payment Purchase Agreement with Affitech dated October 6, 2021
Aptevo	Aptevo Therapeutics Inc.
Aptevo CPPA	The Company’s Payment Interest Purchase Agreement with Aptevo dated March 29, 2023, referred to herein as “Aptevo Commercial Payment Purchase Agreement” or “Aptevo CPPA”
Alexion	Alexion Pharmaceuticals
Alexion License Agreement	Exclusive License Agreement between the Company and Alexion (formerly Amolyt Pharma SAS, “Amolyt”) dated December 19, 2024
ASC	Accounting Standards Codification
ASC 250	ASC Topic 250, Accounting Changes and Error Corrections
ASC 310	ASC Topic 310, Receivables
ASC 450	ASC Topic 450, Contingencies
ASC 606	ASC Topic 606, Revenue from Contracts with Customers
ASC 805	ASC Topic 805, Business Combinations
ASC 815	ASC Topic 815, Derivatives and Hedging
ASC 835-30	ASC Subtopic 835-30, Interest – Imputation of Interest
ASC 842	ASC Topic 842, Leases
ASU	Accounting Standards Update
Bayer License Agreement	Out-license agreement to Bayer HealthCare LLC from Daré dated January 10, 2020, related to the development and commercialization of OVAPRENE
BioInvent	BioInvent International AB
BioInvent License Agreement	Cross-Licensing Agreement between the Company and BioInvent dated November 21, 2003, as amended on September 14, 2004, November 13, 2009, and September 6, 2018
BioInvent Agreement

Royalty Purchase Agreement between Meza Royalty 1 LLC (a wholly-owned subsidiary of the Company) and BioInvent dated May 27, 2025, related to the acquisition of BioInvent’s remaining rights to milestone payments and royalties under the BioInvent License Agreement

Black-Scholes Model	Black-Scholes Option Pricing Model
Blue Owl	Blue Owl Capital Corporation
Blue Owl Loan	Loan pursuant to the Blue Owl Loan Agreement
Blue Owl Loan Agreement	Loan agreement dated as of December 15, 2023, between XRL, the lenders from time to time party thereto and Blue Owl, as administrative agent
Board	The Company’s Board of Directors
B. Riley	B. Riley Securities, Inc.
Broadridge	Broadridge Corporate Issuer Solutions, LLC, rights agent under the Kinnate CVR Agreement
BVF	Biotechnology Value Fund, L.P.
Castle Creek	Castle Creek Biosciences, Inc. and Castle Creek Biosciences, LLC, collectively

Castle Creek PRV Interest	The Company’s right to receive 6.7% of the procees from a potential PRV sale
Company	XOMA Royalty Corporation, including its subsidiaries
CPPA	Commercial Payment Purchase Agreement
CVR	Contingent value right
Daré	Daré Bioscience, Inc.
Daré RPAs	The Company's Traditional RPA and Synthetic RPA with Daré dated April 29, 2024
Daré Organon License Agreement	Out-license agreement to Organon from Daré dated March 31, 2022, related to the development and commercialization of XACIATO, as amended on July 4, 2023
Day One	Day One Biopharmaceuticals
Day One License Agreement	License Agreement for RAF between Viracta and Day One dated December 16, 2019, as amended on March 4, 2024 (assumed by the Company as part of Viracta Assignment Agreements)
EIR	Effective interest rate
EMA	European Medicines Agency
ESPP	2015 Employee Stock Purchase Plan, as amended
ESSA	ESSA Pharma Inc.
ESSA Acquisition Agreement	Business Combination Agreement between Xeno and ESSA dated July, 13, 2025, related to the acquisition of the issued and outstanding securities of ESSA by XenoTherapeutics.
Exchange Act	U.S. Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FDA	U.S. Food and Drug Administration
FDIC	Federal Deposit Insurance Corporation
Fortis	Fortis Advisors LLC, representative of the Kinnate CVR holders under the Kinnate CVR Agreement
GAAP	Generally accepted accounting principles
G&A	General and administrative
HCRP	Healthcare Royalty Partners II, L.P.
HCW	H.C. Wainwright & Co., LLC
HilleVax	HilleVax, Inc.
ImmunityBio	ImmunityBio, Inc. (formerly NantCell, Inc.)
ImmunityBio License Agreement	Out-license agreement to ImmunityBio from LadRx dated July 27, 2017, related to the development and commercialization of Aldoxorubicin, as amended on September 27, 2018, terminated on June 3, 2024
IRA	Inflation Reduction Act
IP	Intellectual Property
IPR&D	In-Process Research and Development
IXINITY®	coagulation factor IX (recombinant)
Janssen	Janssen Biotech, Inc.
Janssen License Agreement	The Company’s License Agreement with Janssen dated August 5, 2019
Kinnate	Kinnate Biopharma Inc.
Kinnate CVR Agreement	The Contingent Value Rights Agreement by and between the Company, Broadridge, and Fortis dated April 3, 2024
Kinnate Merger Agreement	The Agreement and Plan of Merger by and among the Company, XRA, and Kinnate dated February 16, 2024
Kuros	Kuros Biosciences AG, Kuros US LLC, and Kuros Royalty Fund (US) LLC, collectively
Kuros RPA	The Company's Royalty Purchase Agreement with Kuros dated July 14, 2021

LadRx	LadRx Corporation (formerly CytRx Corporation)
LadRx Agreements	LadRx AAA and LadRx RPA
LadRx AAA	The Company’s Assignment and Assumption Agreement with LadRx dated June 21, 2023
LadRx RPA	The Company’s Royalty Purchase Agreement with LadRx dated June 21, 2023 and subsequently amended on June 3, 2024
LAVA	LAVA Therapeutics N.V.
LAVA Purchase Agreement	Share Purchase Agreement between the Company and LAVA dated August 3, 2025, related to the acquisition of the issued and outstanding ordinary shares of LAVA.
Ligand	Ligand Pharmaceuticals Incorporated
MAA	Marketing Authorization Application
Medexus	Medexus Pharmaceuticals, Inc.
Mezagitamab	TAK-079, a fully human monoclonal antibody targeting CD38 being developed by Takeda for the treatment of IgA nephropathy and other indications
MIPLYFFA™	arimoclomol
OJEMDA™	tovorafenib
Organon	Organon International GmbH
OVAPRENE®	An investigational hormone-free monthly intravaginal contraceptive
Palo	Palobiofarma, S.L.
Palo RPA	The Company's Royalty Purchase Agreement with Palo dated September 26, 2019
Pfizer	Pfizer, Inc.
Pierre Fabre	Pierre Fabre Médicament, SAS
Priority Review Voucher, or PRV	A voucher that may be granted by the FDA to Castle Creek if D-Fi is approved as a treatment for a rare pediatric disease, which could be sold to a third party
PSU	Performance stock unit
Pulmokine	Pulmokine, Inc.
Pulmokine Merger Agreement	The Agreement and Plan of Merger by and among the Company, XRA 2 Corp., Pulmokine, Shareholder Representative Services LLC, Each Management Stockholder dated November 26, 2024
R&D	Research and development
Regeneron	Regeneron Pharmaceuticals, Inc.
Rezolute	Rezolute, Inc. (formerly Antria Bio, Inc.)
Rezolute License Agreement	The Company's License Agreement with Rezolute dated December 6, 2017, as amended in March 2018, January 2019, and March 2020
RPA	Royalty Purchase Agreement
Roche	F. Hoffmann-La Roche AG
RSU	Restricted stock unit
SEC	U.S. Securities and Exchange Commission
Securities Act	U.S. Securities Act of 1933, as amended
Series A Preferred Stock	The 8.625% Series A cumulative, perpetual preferred stock issued in December 2020
Series B Preferred Stock	The 8.375% Series B cumulative, perpetual preferred stock issued in April 2021
Series A and Series B Preferred Stock	Series A Preferred Stock and Series B Preferred Stock, collectively
Series B Depositary Shares	The depositary shares, each representing 1/1000th interest in a share of Series B Preferred Stock
Series X Preferred Stock, or Convertible Preferred Stock	The Series X Convertible Preferred Stock
Sildenafil Cream	Sildenafil Cream, 3.6%

SAB No. 99	Staff Accounting Bulletin No. 99
Takeda	Takeda Pharmaceutical Company Limited
Takeda Collaboration Agreement	The Company's Collaboration Agreement with Takeda dated November 1, 2006, as amended in February 2007 and February 2009
Turnstone	Turnstone Biologics Corp.
Twist	Twist Bioscience Corporation
Twist RPA	The Company’s Royalty Purchase Agreement with Twist dated October 21, 2024
U.S.	United States
VABYSMO®	faricimab-svoa
Viracta	Viracta Therapeutics, Inc.
Viracta Assignment Agreements	Assignment and Novation Agreement by and among Viracta, the Company, and Day One dated December 3, 2024 and Intellectual Property Assignment between Viracta and the Company dated December 3, 2024
Viracta RPA	The Company's Royalty Purchase Agreement with Viracta dated March 22, 2021, as amended March 4, 2024
XACIATO™	Clindamycin phosphate vaginal gel 2%
XenoTherapeutics, or Xeno	XenoTherapeutics, Inc. and Xeno Acquisition Corp.
XenoTherapeutics Arranger Letter Agreement	The Company’s Arranger Letter Agreement with XenoTherapeutics, dated July 14, 2025
XOMA	XOMA Royalty Corporation, including its subsidiaries
XRA	XRA 1 Corp. a wholly-owned subsidiary of the Company
XRA 3	XRA 3 Corp. a wholly-owned subsidiary of the Company
XRA 4	XRA 4 Corp. a wholly-owned subsidiary of the Company
XRL	XRL 1 LLC, a wholly-owned subsidiary of the Company
Zevra	Zevra Therapeutics, Inc. (formerly KemPharm Denmark A/S)
Zevra APA

Asset Purchase Agreement dated May 13, 2011 between LadRx and Orphazyme ApS, and assigned to Zevra as of June 1, 2022, related to the sale of arimoclomol from LadRx to Zevra (assumed by the Company as part of LadRx AAA)

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

XOMA ROYALTY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except share and per share amounts)

	June 30,	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$75,060	$101,654
Short-term restricted cash	80	1,330
Investment in equity securities	8,801	3,529
Trade and other receivables, net	1,817	1,839
Short-term royalty and commercial payment receivables under the EIR method	17,960	14,763
Short-term royalty and commercial payment receivables under the cost recovery method	700	413
Prepaid expenses and other current assets	507	2,076
Total current assets	104,925	125,604

Long-term restricted cash	3,345	3,432
Property and equipment, net	26	32
Operating lease right-of-use assets	288	319
Long-term royalty and commercial payment receivables under the EIR method	4,775	4,970
Long-term royalty and commercial payment receivables under the cost recovery method	58,937	55,936
Exarafenib milestone asset	3,402	3,214
Investment in warrants	609	—
Intangible assets, net	45,434	25,909
Other assets - long term	1,715	1,861
Total assets	$223,456	$221,277

LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,138	$1,053
Accrued and other liabilities	5,411	5,752
Contingent consideration under RPAs, AAAs, and CPPAs	—	3,000
Operating lease liabilities	472	446
Unearned revenue recognized under units-of-revenue method	1,434	1,361
Preferred stock dividend accrual	1,368	1,368
Current portion of long-term debt	11,672	11,394
Total current liabilities	21,495	24,374
Unearned revenue recognized under units-of-revenue method – long-term	3,666	4,410
Exarafenib milestone contingent consideration (Note 4)	3,402	3,214
Long-term operating lease liabilities	238	483
Long-term debt	102,201	106,875
Total liabilities	131,002	139,356

Commitments and Contingencies (Note 10)

Convertible preferred stock, $0.05 par value, 5,003 shares authorized, issued and outstanding as of June 30, 2025 and December 31, 2024	20,019	20,019

Stockholders’ equity:
8.625% Series A cumulative, perpetual preferred stock, $0.05 par value, 984,000 shares authorized, issued and outstanding as of June 30, 2025 and December 31, 2024	49	49
8.375% Series B cumulative, perpetual preferred stock, $0.05 par value, 3,600 shares authorized, 1,600 shares issued and outstanding as of June 30, 2025 and December 31, 2024	—	—
Common stock, $0.0075 par value, 277,333,332 shares authorized, 12,062,466 and 11,952,377 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	90	90
Additional paid-in capital	1,300,066	1,298,747
Accumulated other comprehensive income	122	73
Accumulated deficit	(1,227,892)	(1,237,057)
Total stockholders’ equity	72,435	61,902
Total liabilities, convertible preferred stock and stockholders’ equity	$223,456	$221,277

The accompanying notes are an integral part of these condensed consolidated financial statements.

XOMA ROYALTY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Income and revenues:
Income from purchased receivables under the EIR method	$6,007	$4,562	$12,077	$4,562
Income from purchased receivables under the cost recovery method	1,743	870	7,268	870
Revenue from contracts with customers	5,025	5,025	9,025	6,025
Revenue recognized under units-of-revenue method	354	629	671	1,119
Total income and revenues	13,129	11,086	29,041	12,576

Operating expenses:
Research and development	69	1,161	1,362	1,194
General and administrative	7,802	11,004	15,948	19,465
Credit losses on purchased receivables	—	9,000	—	9,000
Amortization of intangible assets	655	—	1,199	—
Total operating expenses	8,526	21,165	18,509	29,659

Income (loss) from operations	4,603	(10,079)	10,532	(17,083)

Other (expense) income, net:
Gain on the acquisition of Kinnate	—	19,316	—	19,316
Change in fair value of embedded derivative related to RPA	—	8,100	—	8,100
Interest expense	(3,236)	(3,402)	(6,703)	(6,953)
Other income, net	7,824	2,050	7,729	4,010
Net income	$9,191	$15,985	$11,558	$7,390

Net income available to common stockholders (Note 3):
Basic	$5,522	$10,224	$6,225	$3,253
Diluted	$7,823	$14,617	$8,822	$4,654

Net income per share available to common stockholders:
Basic	$0.46	$0.88	$0.52	$0.28
Diluted	$0.44	$0.84	$0.50	$0.27

Weighted-average shares used in computing net income per share available to common stockholders:
Basic	12,007	11,643	11,988	11,611
Diluted	17,761	17,321	17,777	17,263

The accompanying notes are an integral part of these condensed consolidated financial statements.

XOMA ROYALTY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Net income	$9,191	$15,985	$11,558	$7,390
Net unrealized gain on available-for-sale debt securities	4	—	49	—
Comprehensive income	$9,195	$15,985	$11,607	$7,390

The accompanying notes are an integral part of these condensed consolidated financial statements.

XOMA ROYALTY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands)

	Convertible		Series A		Series B				Additional	Accumulated		Total
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-In	Other Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balance, December 31, 2024	5	$20,019	984	$49	2	$—	11,952	$90	$1,298,747	$73	$(1,237,057)	$61,902
Exercise of stock options	—	—	—	—	—	—	21	—	85	—	—	85
Issuance of common stock related to 401(k) contribution	—	—	—	—	—	—	5	—	141	—	—	141
Stock-based compensation expense	—	—	—	—	—	—	—	—	1,983	—	—	1,983
Preferred stock dividends	—	—	—	—	—	—	—	—	(1,368)	—	—	(1,368)
Repurchase of common stock	—	—	—	—	—	—	(25)	—	—	—	(545)	(545)
Net unrealized gain on available-for-sale debt securities	—	—	—	—	—	—	—	—	—	45	—	45
Net income	—	—	—	—	—	—	—	—	—	—	2,367	2,367
Balance, March 31, 2025	5	$20,019	984	$49	2	$—	11,953	$90	$1,299,588	$118	$(1,235,235)	$64,610
Exercise of stock options	—	$—	—	$—	—	$—	30	$—	$123	$—	$—	123
Issuance of common stock related to ESPP	—	—	—	—	—	—	10	—	119	—	—	119
Issuance of common stock related to RSUs	—	—	—	—	—	—	15	—	—	—	—	—
Issuance of common stock related to PSUs	—	—	—	—	—	—	136	1	(1)	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	1,605	—	—	1,605
Preferred stock dividends	—	—	—	—	—	—	—	—	(1,368)	—	—	(1,368)
Repurchase of common stock	—	—	—	—	—	—	(82)	(1)	—	—	(1,848)	(1,849)
Net unrealized gain on available-for-sale debt securities	—	—	—	—	—	—	—	—	—	4	—	4
Net income	—	—	—	—	—	—	—	—	—	—	9,191	9,191
Balance, June 30, 2025	5	$20,019	984	$49	2	$—	12,062	$90	$1,300,066	$122	$(1,227,892)	$72,435

	Convertible		Series A		Series B				Additional	Accumulated		Total
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-In	Other Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balance, December 31, 2023	5	$20,019	984	$49	2	$—	11,495	$86	$1,291,790	$—	$(1,223,223)	$68,702
Exercise of stock options	—	—	—	—	—	—	135	1	621	—	—	622
Issuance of common stock related to 401(k) contribution	—	—	—	—	—	—	7	—	118	—	—	118
Stock-based compensation expense	—	—	—	—	—	—	—	—	2,856	—	—	2,856
Preferred stock dividends	—	—	—	—	—	—	—	—	(1,368)	—	—	(1,368)
Repurchase of common stock	—	—	—	—	—	—	(1)	—	—	—	(13)	(13)
Net loss	—	—	—	—	—	—	—	—	—	—	(8,595)	(8,595)
Balance, March 31, 2024	5	$20,019	984	$49	2	$—	11,636	$87	$1,294,017	$—	$(1,231,831)	$62,322
Exercise of stock options	—	—	—	—	—	—	15	—	250	—	—	250
Issuance of common stock related to ESPP	—	—	—	—	—	—	7	—	95	—	—	95
Stock-based compensation expense	—	—	—	—	—	—	—	—	2,690	—	—	2,690
Preferred stock dividends	—	—	—	—	—	—	—	—	(1,368)	—	—	(1,368)
Net income	—	—	—	—	—	—	—	—	—	—	15,985	15,985
Balance, June 30, 2024	5	$20,019	984	$49	2	$—	11,658	$87	$1,295,684	$—	$(1,215,846)	$79,974

The accompanying notes are an integral part of these condensed consolidated financial statements.

XOMA ROYALTY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net income	$11,558	$7,390
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Adjustment for income from EIR method purchased receivables	(3,935)	(4,562)
Stock-based compensation expense	3,588	5,546
Credit losses on purchased receivables	—	9,000
Gain on the acquisition of Kinnate	—	(19,316)
Common stock contribution to 401(k)	141	118
Amortization of intangible assets	1,199	—
Depreciation	6	5
Accretion of long-term debt discount and debt issuance costs	749	508
Non-cash lease expense	31	29
Change in fair value of equity securities	(5,173)	(535)
Change in fair value of available-for-sale debt securities classified as cash equivalents	49	—
Change in fair value of derivatives	(5)	—
Changes in assets and liabilities:
Trade and other receivables, net	22	478
Prepaid expenses and other assets	1,715	(603)
Accounts payable and accrued liabilities	(387)	921
Operating lease liabilities	(219)	(82)
Unearned revenue recognized under units-of-revenue method	(671)	(1,117)
Net cash provided by (used in) operating activities	8,668	(2,220)

Cash flows from investing activities:
Net cash acquired in Kinnate acquisition	—	18,926
Payments of consideration under RPAs, AAAs, and CPPAs	(8,000)	(37,000)
Receipts under RPAs, AAAs, and CPPAs	2,039	16,741
Payment for BioInvent contract-based intangible asset	(20,614)	—
Purchase of property and equipment	—	(17)
Purchase of equity securities	(99)	—
Net cash used in investing activities	(26,674)	(1,350)

Cash flows from financing activities:
Principal payments – debt	(5,065)	(3,616)
Debt issuance costs and loan fees paid in connection with long-term debt	(80)	(661)
Payment of preferred stock dividends	(2,736)	(2,736)
Repurchases of common stock	(2,370)	(13)
Proceeds from exercise of options and other share-based compensation	896	2,353
Taxes paid related to net share settlement of equity awards	(570)	(1,387)
Net cash used in financing activities	(9,925)	(6,060)

Net decrease in cash, cash equivalents, and restricted cash	(27,931)	(9,630)
Cash, cash equivalents, and restricted cash as of the beginning of the period	106,416	159,550
Cash, cash equivalents, and restricted cash as of the end of the period	$78,485	$149,920

Supplemental cash flow Information:
Cash paid for interest	$6,078	$3,780
Cash paid for taxes	$277	$—

Non-cash investing and financing activities:
Estimated fair value of the Exarafenib milestone asset	$—	$2,922
Estimated fair value of the Exarafenib milestone contingent consideration	$—	$2,922
Right-of-use assets obtained in exchange for operating lease liabilities in Kinnate acquisition	$—	$824
Relative fair value basis reduction of rights-of-use assets in Kinnate acquisition	$—	$(824)
Accrual of contingent consideration under the Affitech CPPA	$—	$3,000
Preferred stock dividend accrual	$1,368	$1,368
Excise tax accrual due to stock repurchases	$24	$—
Transaction costs in connection with BioInvent IP acquisition included in accounts payable	$111	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

XOMA ROYALTY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Description of Business

XOMA Royalty Corporation, a Nevada corporation, is a biotech royalty aggregator with a sizable portfolio of economic rights to future potential milestone and royalty payments associated with partnered commercial and pre-commercial therapeutic candidates. The Company was reincorporated from Delaware to Nevada in May 2025. The Company’s portfolio was built through the acquisition of rights to future milestone payments, royalties, and commercial payments, since its royalty aggregator business model was implemented in 2017.  These acquisitions build upon out-licensing agreements for proprietary products and platforms held within the Company’s portfolio. The Company’s drug royalty aggregator business is primarily focused on early to mid-stage clinical assets in Phase 1 and 2 development, which the Company believes have significant commercial sales potential and that are licensed to well-funded partners with established expertise in developing and commercializing drugs. The Company also acquires milestone and royalty revenue streams on late-stage or commercial assets that are designed to address unmet markets or have a therapeutic advantage over other treatment options, and have long duration of market exclusivity. The Company expects most of its future income and revenue to be based on payments the Company may receive for milestones and royalties associated with these assets as well as the periodic recognition of income under the EIR method.

Liquidity and Financial Condition

The Company has incurred significant operating losses and negative cash flows from operations since its inception. As of June 30, 2025, the Company had cash, cash equivalents, and restricted cash of $78.5 million.

Based on the Company’s current cash balance and its planned spending, such as on royalties and other acquisitions, the Company has evaluated and concluded its financial condition is sufficient to fund its planned operations, commitments, and contractual obligations for a period of at least one year following the date that these unaudited condensed consolidated financial statements are issued.

2. Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions among consolidated entities were eliminated upon consolidation. The unaudited condensed consolidated financial statements were prepared in accordance with U.S. GAAP for financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial reporting. As permitted under those rules, certain footnotes or other financial information can be condensed or omitted. These unaudited condensed consolidated financial statements and related disclosures have been prepared with the assumption that users of the interim financial information have read or have access to the audited consolidated financial statements for the preceding fiscal year. Accordingly, these statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 17, 2025.

These unaudited condensed consolidated financial statements have been prepared on the same basis as the Company’s annual consolidated financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal and recurring adjustments that are necessary for a fair statement of the Company’s consolidated financial information. The interim results of operations are not necessarily indicative of the results that may be expected for the full year, or for any other future annual or interim period.

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

Cash, Cash Equivalents, and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated statements of cash flows (in thousands):

	June 30,	December 31,
	2025	2024
Unrestricted cash	$6,992	$8,983
Unrestricted cash equivalents	68,068	92,671
Total unrestricted cash and cash equivalents	$75,060	$101,654
Short-term restricted cash	80	1,330
Long-term restricted cash	3,345	3,432
Total restricted cash	$3,425	$4,762
Total unrestricted and restricted cash and cash equivalents	$78,485	$106,416

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

As of June 30, 2025, all investments in debt securities were held in U.S. treasury bills and classified as available-for-sale. There was no allowance for credit losses on investments in debt securities as of June 30, 2025. The Company redeemed upon maturity $46.3 million of available-for-sale debt securities during the six months ended June 30, 2025. During the three and six months ended June 30, 2025, the Company realized gains of $0.3 million and $0.5 million, respectively, from those redemptions. There were no sales or realized gains of available-for-sale debt securities during the three and six months ended June 30, 2024.

Cash equivalents classified as available-for-sale debt securities consisted of the following (in thousands):

	June 30, 2025
	Amortized	Unrealized	Unrealized	Estimated Fair
	Cost Basis	Gains	Losses	Value
U.S. treasury bills	$25,812	$122	$—	$25,934
Total debt securities	$25,812	$122	$—	$25,934

	December 31, 2024
	Amortized	Unrealized	Unrealized	Estimated Fair
	Cost Basis	Gains	Losses	Value
U.S. treasury bills	$20,294	$73	$—	$20,367
Total debt securities	$20,294	$73	$—	$20,367

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

For the three months ended June 30, 2025, three partners represented 44%, 38%, and 13% of total income and revenues, respectively. For the six months ended June 30, 2025, four partners represented 40%, 25%, 17%, and 14% of total income and revenues, respectively. For the three months ended June 30, 2024, two partners represented 45% and 41% of total income and revenues, respectively. For the six months ended June 30, 2024, two partners represented 40% and 36% of total income and revenues, respectively. One partner represented 94% of trade and other receivables, net balance as of June 30, 2025.  Two partners represented 70% and 27% of the trade and other receivables, net balance, respectively, as of December 31, 2024.

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

Effective Interest Rate Method

The Company accounts for rights to future milestones, royalties, and commercial payments related to commercial products with future cash flows that can be reliably estimated at amortized cost under the prospective EIR method in accordance with ASC 835-30. The EIR is calculated by forecasting the expected cash flows to be received and paid over the life of the asset relative to the receivable’s carrying amount at the time when the Company determines that there are reliable cash flows. The carrying amount of a receivable is made up of the opening balance, which is increased by accrued income and expected cash payments and decreased by cash receipts in the period to arrive at the ending balance. The EIR is recalculated at each reporting period as differences between expected cash flows and actual cash flows are realized and as there are changes to the expected future cash flows. If the EIR for the current period is lower than the prior period and if the gross cash flows have declined (expected and collected), the Company may record an allowance for the change in expected cash flows. Receivables related to income from purchased receivables under the EIR method totaled $22.7 million and $19.8 million as of June 30, 2025 and December 31, 2024, respectively.

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

Cost Recovery Method

When the purchase of rights to future milestones, royalties, and commercial payments involves future cash flows which cannot be reliably estimated, the Company accounts for such rights on a non-accrual basis using the cost recovery method. The Company’s assessment of whether cash flows can be reliably estimated depends on a number of factors. For example, the Company has generally determined that rights related to programs in preclinical or clinical stages of development or that have had a very short commercialization period during which payments have not yet been received, generally have cash flows that cannot be reliably estimated and therefore are accounted for under the cost recovery method. The related royalty and commercial payment receivable balance is classified as noncurrent or current based on whether payments are probable and reasonably expected to be received in the next twelve months. Under the cost recovery method, any milestone, royalty, or commercial payment received is recorded as a direct reduction of the recorded receivable balance. Under the cost recovery method, the Company does not recognize any income in accordance with ASC 835-30 and does not have any deferred fees or costs.

When the recorded royalty and commercial payment receivables balance have been fully collected, any additional amounts collected are recognized as income from purchased receivables under the cost recovery method. Receivables from such income from purchased receivables are included in trade and other receivables, net on the condensed consolidated balance sheet and totaled $1.7 million and $1.3 million as of June 30, 2025 and December 31, 2024, respectively.

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

Equity Securities

The Company holds equity securities in publicly traded companies. Equity investments in publicly traded companies are classified in the condensed consolidated balance sheets as investment in equity securities. Equity securities are measured at fair value, with changes in fair value recorded in the other income, net line item of the condensed consolidated statement of operations at each reporting period. The Company remeasures its equity investments at each reporting period until such time that the investment is sold or disposed of. If the Company sells an investment, any realized gains and losses on the sale of the securities will be recognized in the condensed consolidated statement of operations in the period of sale.

Investments – Warrant Assets

The Company may obtain warrants pursuant to which it has the right to acquire stock in companies. The warrants are accounted for as derivatives when they contain net settlement terms and other qualifying criteria under ASC 815. In general, the warrants entitle the Company to buy a specific number of shares of stock at a specific price within a specific time period.

Investment warrants are recorded at fair value and are revalued at each reporting period. The Company values warrants using the Black-Scholes Model. Any changes in fair value from the grant date fair value of warrants will be recognized as increases or decreases to investments on the condensed consolidated balance sheets and as a component of other income, net on the condensed consolidated statements of operations.

Asset Acquisitions

As a first step, for each acquisition, the Company determines if it is an acquisition of a business or an asset acquisition under ASC 805. The guidance requires an initial screen test to determine if substantially all of the fair value of the gross assets acquired is concentrated in a single asset or group of similar assets. If the screen test is not met, the Company then further evaluates whether the assets or group of assets includes, at a minimum, an input and a substantive process that together significantly contribute to the ability to create outputs. Acquisitions of assets or a group of assets that do not meet the definition of a business are accounted for as asset acquisitions under ASC 805-50, using the cost accumulation method whereby the cost of the acquisition, including certain transaction costs, is allocated to the assets acquired on the basis of relative fair values. If the fair value of net assets acquired, after allocating the excess of the fair value of net assets acquired to certain qualifying assets, exceeds the total cost of the acquisition, a bargain purchase gain is recognized in other income, net in the condensed consolidated statements of operations.

Contingent payments in asset acquisitions are evaluated whether they are freestanding instruments or embedded derivatives. If the contingent payments fall within the scope of ASC 815, the contingent payments are measured at fair value at the acquisition date and are subject to remeasurement to fair value each reporting period. The estimated fair value at the acquisition date is included in the cost of the acquired assets. Any subsequent changes in the estimated fair value are recorded in the condensed consolidated statements of operations. Contingent consideration payments that are related to IPR&D assets are expensed as incurred until the underlying licensed products receive FDA approval. Contingent consideration payments that do not fall within the scope of ASC 815 are recognized when the amount is probable and estimable according to ASC 450.

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

Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparison of the carrying amount of an asset group to the future net undiscounted cash flows that the assets are expected to generate. If the carrying amount of an asset group exceeds its estimated future cash flows, an impairment charge is recognized. Any impairment charge should not reduce the carrying amount of an individual intangible asset below its fair value.

Leases

The Company leases its headquarters in Emeryville, California and acquired a lease from the Kinnate acquisition. The Company determines the initial classification and measurement of its right-of-use assets and lease liabilities at the lease commencement date and thereafter if modified. The lease term includes any renewal options and termination options that the Company is reasonably certain to exercise. The present value of lease payments is determined by using the interest rate implicit in the lease if that rate is readily determinable; otherwise, the Company uses its incremental borrowing rate. The incremental borrowing rate is determined by using the rate of interest that the Company would pay to borrow on a collateralized basis an amount equal to the lease payments for a similar term and in a similar economic environment. The Company estimated its incremental borrowing rate by adjusting the interest rate on its fully collateralized debt for the lease term length.

Rent expense for the operating lease is recognized on a straight-line basis over the reasonably assured lease term based on total lease payments and is included in G&A expenses in the condensed consolidated statements of operations.

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

Warrants Issued

The Company has issued warrants to purchase shares of its common stock in connection with its financing activities. The Company classified these warrants as equity and recorded the warrants at fair value as of the date of issuance on the Company’s condensed consolidated balance sheet with no subsequent remeasurement. The issuance date fair value of the outstanding warrants was estimated using the Black-Scholes Model. The Black-Scholes Model required inputs such as the expected term of the warrants, expected volatility, and risk-free interest rate. These inputs were subjective and required significant analysis and judgment. For the estimate of the expected term, the Company used the full remaining contractual term of the warrant. The estimate of expected volatility assumption is based on the historical price volatility observed on the Company’s common stock. The risk-free rate is based on the yield available on U.S. Treasury zero-coupon issues corresponding to the expected term of the warrants.

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

The recognition, derecognition, and measurement of a tax position is based on management’s best judgment given the facts, circumstances, and information available at each reporting date. The Company’s policy is to recognize interest and penalties related to the underpayment of income taxes as a component of income tax expense. To date, there have been no interest or penalties charged in relation to the unrecognized tax benefits.

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

Diluted net income (loss) per share available to (attributable to) common stockholders is based on the weighted-average number of shares outstanding during the period, adjusted to include the assumed vesting of RSUs and PSUs, as well as the assumed exercise of certain stock options and warrants for common stock using the treasury method, if dilutive. The calculation assumes that any proceeds that could be obtained upon exercise of options and warrants would be used to purchase common stock at the average market price during the period. Adjustments to the denominator are required to reflect the related dilutive shares. The Company’s Series A and Series B Preferred Stock become convertible upon the occurrence of specific events other than a change in the Company’s share price and, therefore, are not included in the diluted shares until the contingency is resolved.

Share Repurchases

The Company has a stock repurchase program that is executed through purchases made from time to time, including in the open market. The Company retires repurchased shares of common stock, reducing common stock with any excess of cost over par value recorded to accumulated deficit. Issued and outstanding shares of common stock are reduced by the number of shares repurchased. No treasury stock is recognized in the condensed consolidated financial statements. In August 2022, the IRA enacted a 1% excise tax on net share repurchases after December 31, 2022. The tax applies if the aggregate fair market value of repurchased stock during the taxable year exceeds $1.0 million. Any excise tax incurred on share repurchases is recognized as part of the cost basis of the shares acquired.

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of two components: net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) refers to gains and losses that are recorded as an element of stockholders’ equity but are excluded from net income (loss) under U.S. GAAP.

Convertible Preferred Stock

The Company records Series X Convertible Preferred Stock at its relative fair value, net of issuance costs on the date of issuance, which represents the carrying value. Convertible preferred stock is classified outside of stockholders’ equity on the accompanying condensed consolidated balance sheets as the shares are redeemable for cash or other assets upon the occurrence of certain event that is not solely within control of the Company.

Reclassifications

Certain “Income from purchased receivables” and “Royalty purchase agreement asset impairment” amounts in the condensed consolidated statements of operations for the three and six months ended June 30, 2024 have been reclassified to conform to the current period presentation. The reclassifications had no effect on the Company's financial position, net income, cash flows or stockholders' equity as of and for the periods ended June 30, 2024.

Immaterial Restatement of Previously Issued Consolidated Financial Statements

During the second quarter of 2025, the Company determined that its Series X Convertible Preferred Stock, originally issued in 2017 and valued at $20.0 million, should be presented as temporary equity, or mezzanine equity, rather than as permanent equity.

In accordance with SAB No. 99, Topic 1.M, Materiality, SAB No. 99, Topic 1.N, Considering the Effects of Misstatements when Quantifying Misstatements in the Current Year Financial Statements, and ASC 250, Accounting Changes and Error Corrections, the Company assessed the materiality of this misstatement to its previously issued consolidated financial statements. Based upon the Company’s evaluation of both quantitative and qualitative factors, the Company concluded this misstatement was immaterial to the Company’s previously issued consolidated financial statements.

As a result, the accompanying unaudited condensed consolidated balance sheet as of December 31, 2024 as well as the statement of stockholders’ equity for the three and six months ended June 30, 2024 and for the three months ended March 31, 2025 have been restated to reflect this mezzanine equity presentation of the Series X Convertible Preferred Stock. The change has resulted in a reduction to additional paid-in-capital and total stockholder’s equity and an increase to convertible preferred stock of $20.0 million compared to amounts previously reported. The Company will restate the comparative prior periods included in consolidated financial statements in future filings.

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which includes amendments that further enhance income tax disclosures, primarily through standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. The amendments are effective for all public entities for fiscal years beginning after December 15, 2024. Early adoption is permitted and should be applied either prospectively or retrospectively. The Company expects to adopt annual requirements under ASU 2023-09 within the annual report for the year ending December 31, 2025. The Company does not expect the standard to have a material impact on its consolidated financial statements and disclosures.

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. ASU 2024-03 requires public companies to disclose in the notes to the financial statements specific information about certain costs and expenses at each interim and annual reporting period. This includes disclosing amounts related to employee compensation, depreciation, and intangible asset amortization. In addition, public companies will need to provide a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively. ASU 2024-03 is effective for public business entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Implementation of ASU 2024-03 may be applied prospectively or retrospectively. The Company is currently evaluating the impact that the standard will have on its financial statement disclosures.

In May 2025, the FASB issued ASU 2025-03, Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity. ASU 2025-03 changes how companies determine the accounting acquirer in certain business combinations involving variable interest entities. The new guidance requires companies to consider the factors used for other acquisition transactions to assess which party is the accounting acquirer. ASU 2025-03 is effective for annual reporting periods beginning after December 15, 2026, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact of adopting this new accounting guidance on its financial statements and related disclosures.

In May 2025, the FASB issued ASU 2025-04, Compensation – Stock Compensation (Topic 718) and Revenue from Contracts With Customers (Topic 606): Clarifications to Share-Based Consideration Payable to a Customer. ASU 2025-04 revises the definition of a performance condition, eliminates the forfeiture policy election for service conditions, and clarifies that the variable consideration constraint in ASC 606 does not apply to share-based consideration payable to customers. The new guidance requires entities to consistently account for share-based awards granted to customers by clarifying the treatment of vesting conditions and ensuring alignment with ASC 606 and ASC 718. ASU 2025-04 is effective for fiscal years beginning after December 15, 2026, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact of adopting this new accounting guidance on its financial statements and related disclosures.

3. Condensed Consolidated Financial Statements Details

Equity Securities

As of June 30, 2025 and December 31, 2024, investment in equity securities was $8.8 million and $3.5 million, respectively. For the three and six months ended June 30, 2025, the Company recognized gains of $6.3 million and $5.2 million, respectively, due to the change in fair value of its investment in equity securities in the other income, net line item of the condensed consolidated statements of operations. For the three and six months ended June 30, 2024, the Company recognized gains of $0.3 million and $0.5 million, respectively, due to the change in fair value of its investment in Rezolute.

Intangible Assets, Net

The following table summarizes the cost, accumulated amortization, and net carrying value of the Company’s intangible assets as of June 30, 2025 (in thousands):

		Accumulated	Net Carrying
	Cost	Amortization	Value
As of June 30, 2025
Pulmokine - Seralutinib IP (Note 4)	$26,115	$1,294	$24,821
BioInvent - Contract-based Intangible Asset (Note 4)	20,724	111	20,613
Total intangible assets	$46,839	$1,405	$45,434

The following table summarizes the cost, accumulated amortization, impairment charge, and net carrying value of the Company’s intangible assets as of December 31, 2024 (in thousands):

		Accumulated	Net Carrying
	Cost	Amortization	Value
As of December 31, 2024
Pulmokine - Seralutinib IP (Note 4)	$26,115	$206	$25,909
Total intangible assets	$26,115	$206	$25,909

The estimated remaining life of the intangible assets ranges from 11.4 years to 15.4 years. The following table presents the projected future amortization expense (in thousands):

Intangible Asset
Amortization
2025 (excluding the six months ended June 30, 2025)	$1,757
2026	3,513
2027	3,513
2028	3,513
2029	3,513
Thereafter	29,625
Total	$45,434

Net Income Per Share Available to Common Stockholders

The following table includes the computation of basic and diluted net income per share available to common stockholders (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator
Net income	$9,191	$15,985	$11,558	$7,390
Less: Series A accumulated dividends	(530)	(530)	(1,061)	(1,061)
Less: Series B accumulated dividends	(838)	(838)	(1,675)	(1,675)
Less: Allocation of undistributed earnings to participating securities	(2,301)	(4,393)	(2,597)	(1,401)
Net income available to common stockholders, basic	$5,522	$10,224	$6,225	$3,253
Add: Adjustments to undistributed earnings allocated to participating securities	2,301	4,393	2,597	1,401
Net income available to common stockholders, diluted	$7,823	$14,617	$8,822	$4,654

Denominator
Weighted-average shares used in computing net income per share available to common stockholders, basic	12,007	11,643	11,988	11,611
Effect of dilutive Series X preferred stock	5,003	5,003	5,003	5,003
Effect of dilutive warrants for common stock	2	2	2	2
Effect of dilutive PSUs	208	—	241	—
Effect of dilutive RSUs	23	—	19	—
Effect of dilutive common stock options	518	673	524	647
Weighted-average shares used in computing net income per share available to common stockholders, diluted	17,761	17,321	17,777	17,263
Net income per share available to common stockholders, basic	$0.46	$0.88	$0.52	$0.28
Net income per share available to common stockholders, diluted	$0.44	$0.84	$0.50	$0.27

Potentially dilutive securities are excluded from the calculation of diluted net income per share available to common stockholders if their inclusion is anti-dilutive.

The following table shows the shares from outstanding securities considered anti-dilutive and therefore excluded from the computation of diluted net income per share available to common stockholders (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Common stock options	779	1,107	785	1,311
Warrants for common stock	120	120	120	120
Total	899	1,227	905	1,431

For PSUs with market conditions, if the market conditions have not been satisfied by the end of the reporting period, the number of shares that would be issuable is based on the market price at the end of the reporting period. This approach treats the end of the reporting period as if it were the end of the contingency period for calculating diluted earnings per share. For market conditions that have not yet been satisfied, no shares would be issuable based on the market price of $25.20 per share as of June 30, 2025.

For PSUs that have satisfied the market conditions but have not satisfied service conditions by the end of the reporting period, the number of shares issuable is included in the calculation of diluted earnings per share if the effect is dilutive. This includes PSUs that achieved the $30.00 price target in November 2024, but still have remaining time-based vesting requirements.

Accrued and Other Liabilities

Accrued and other liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2025	2024
Accrued short-term interest payable	$2,914	$3,039
Accrued incentive compensation	790	1,555
Accrued legal and accounting fees	719	251
Accrued termination benefits	281	—
Accrued payroll and benefits	131	170
Accrued clinical liabilities	—	306
Income taxes payable in connection with Pulmokine acquisition	—	280
Other accrued liabilities	576	151
Total	$5,411	$5,752

Other Income, Net

Other income, net for the three and six months ended June 30, 2025 and 2024 was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Other income, net
Investment income	$843	$1,682	$1,771	$3,390
Change in fair value of equity securities	6,320	283	5,173	535
Sublease income	103	67	205	67
Other income	558	18	580	18
Total other income, net	$7,824	$2,050	$7,729	$4,010

4. Acquisitions, Licensing, and Other Arrangements

Takeda Collaboration Agreement

In 2006, the Company entered into the Takeda Collaboration Agreement to discover and optimize therapeutic antibodies against multiple targets. Under this agreement, the Company may receive milestone payments and royalties on future product sales.

The Company has received $3.0 million of milestone payments since the inception of the agreement and is eligible to receive additional milestone payments of up to $16.0 million under the Takeda Collaboration Agreement.

As of June 30, 2025 and December 31, 2024, there were no contract assets or contract liabilities related to this agreement and none of the costs to obtain or fulfill the contract were capitalized. The Company recognized $4.0 million in revenue related to this agreement during the six months ended June 30, 2025. The Company did not recognize any revenue related to this arrangement during the three months ended June 30, 2025, the three months ended June 30, 2024, or the six months ended June 30, 2024.

Refer to Note 4 of the Company's Annual Report on Form 10-K for the year ended December 31, 2024, for additional information related to this agreement.

Rezolute License Agreement

In December 2017, the Company entered into the Rezolute License Agreement for the development and commercialization of ersodetug (RZ358), which was subsequently amended in 2018, 2019, and 2020. Under the license agreement, the Company may receive development and commercial milestone payments of up to an aggregate of $232.0 million based on achievement of pre-specified criteria and royalties ranging from the high single-digits to the mid-teens based on annual net sales.

The Company has earned three milestone payments under this agreement: (i) $2.0 million in January 2022 when Rezolute dosed the last patient in its Phase 2b clinical trial for ersodetug (RZ358), (ii) $5.0 million in April 2024 when Rezolute dosed the first patient in its Phase 3 clinical trial of ersodetug (RZ358), and (iii) $5.0 million in May 2025 when Rezolute dosed the last patient in its Phase 3 trial of ersodetug (RZ358).

As of June 30, 2025 and December 31, 2024, there were no contract assets or contract liabilities related to this agreement. None of the costs to obtain or fulfill the contract were capitalized. The Company recognized $5.0 million in revenue related to this agreement for each of the three and six months ended June 30, 2025 and June 30, 2024.

Refer to Note 4 of the Company's Annual Report on Form 10-K for the year ended December 31, 2024, for additional information related to this agreement.

Janssen License Agreement

In August 2019, the Company entered into the Janssen License Agreement granting a non-exclusive license to develop and commercialize certain product candidates including the Company’s patents and know-how. Under the agreement, the Company is entitled to receive milestone payments of up to $3.0 million upon the achievement of certain clinical development and regulatory approval milestones and a 0.75% royalty on net sales of each product upon commercialization.

As of June 30, 2025 and December 31, 2024, there were no contract assets or contract liabilities related to this agreement. None of the costs to obtain or fulfill the contract were capitalized. The Company did not recognize any revenue related to this agreement during the three and six months ended June 30, 2025 and 2024.

Refer to Note 4 of the Company's Annual Report on Form 10-K for the year ended December 31, 2024, for additional information related to this agreement.

Alexion License Agreement

In December 2024 following its acquisition of Amolyt, Alexion exercised an option to continue developing anti-PTH1R monoclonal antibodies that originated from the Company's discovery efforts as potential treatments for primary hyperparathyroidism and humoral hypercalcemia of malignancy. The Company will be eligible to receive up to $10.5 million in milestone payments and royalties ranging from low single to low double-digits on net commercial sales. Upon Alexion’s exercise of the option, the Company earned a $0.5 million payment.

As of June 30, 2025 and December 31, 2024, there were no contract assets or contract liabilities related to this agreement and none of the costs to obtain or fulfill the contract were capitalized. The Company did not recognize any revenue related to this agreement for the three and six months ended June 30, 2025.

BioInvent License Agreement

In 2003, BioInvent granted the Company a non-exclusive license to BioInvent's product patents and know-how in exchange for future milestones and royalty payments from the Company under the BioInvent License Agreement. In

2006, the Company and Takeda collaborated to discover and develop antibodies, leading to the joint development of mezagitamab (TAK-079), which leveraged BioInvent’s patents and know-how under the BioInvent License Agreement.

In May 2025, the Company, through its newly established wholly-owned subsidiary Meza Royalty 1 LLC, entered into the BioInvent Agreement to acquire all of BioInvent’s remaining rights to milestone payments and royalties owed by the Company under the BioInvent License Agreement. The Company paid BioInvent $20.0 million at closing and is obligated to make an additional $10.0 million contingent payment upon FDA approval of mezagitamab.

The Company assessed the transaction and determined that it represented a modification of the existing BioInvent License Agreement. As the Company and BioInvent are no longer actively involved in the development of mezagitamab, the $20.0 million upfront payment and direct and incremental transaction costs of $0.7 million were capitalized as a contract-based intangible asset that amortizes over 15.5 years. The $10.0 million contingent payment will be capitalized if FDA approval of mezagitamab becomes probable.

The Company recognized $0.1 million of amortization expense for the three and six months ended June 30, 2025. No impairment indicators were identified, and no impairment was recorded during the three and six months ended June 30, 2025.

Kinnate Acquisition

In April 2024, the Company completed the acquisition of Kinnate through a tender offer for $2.5879 per share plus CVRs, for a total purchase consideration of $126.4 million. As part of the merger, the Company acquired an IPR&D asset related to KIN-3248 (a Phase 1 clinical trial candidate) as well as several pre-clinical assets.

Under the Kinnate CVR Agreement, Kinnate CVR holders are entitled to 100% of the net proceeds of the $30.5 million potential milestone related to the sale of exarafenib to Pierre Fabre in February 2024. The Exarafenib milestone contingent consideration is accounted for as a derivative under ASC 815. As of June 30, 2025, the fair value of the Exarafenib milestone contingent consideration was $3.4 million, which had an estimated fair value of $3.2 million as of December 31, 2024.

The Company accounts for potential contingent consideration related to KIN-3248, KIN-8741, KIN-7136, and KIN-2524 as period expenses when incurred. During the six months ended June 30, 2025, the Company sold KIN-3248, KIN-8741 and KIN-7136 to third parties, and recognized $0.6 million in contingent consideration due to Kinnate CVR holders. As of June 30, 2025, no contingent consideration had been paid to Kinnate CVR holders, and the entire balance was included in the accrued and other liabilities on the condensed consolidated balance sheets with offset to other income, net on the condensed consolidated statements of operations.

Refer to Note 4 of the Company's Annual Report on Form 10-K for the year ended December 31, 2024, for additional information related to this acquisition.

Pulmokine Acquisition

In November 2024, the Company acquired Pulmokine for $20.5 million to obtain an economic interest in seralutinib, a Phase 3 asset being studied in pulmonary arterial hypertension. The acquisition included an intangible asset related to seralutinib with an estimated useful life of 12 years. The Company recognized $0.5 million and $1.1 million of amortization expense for the three and six months ended June 30, 2025, respectively. No impairment indicators were identified and no impairment was recorded during the three and six months ended June 30, 2025.

Contingent consideration related to the seralutinib asset could be payable subject to certain development and commercial milestones. As of June 30, 2025, there were no contract assets or contract liabilities related to this agreement and no revenue was recognized during the three and six months ended June 30, 2025.

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

The Company recognized $0.4 million and $0.7 million in revenue under the units-of-revenue method under these agreements during the three and six months ended June 30, 2025, respectively. The Company recognized $0.6 million and $1.1 million in revenue under the units-of-revenue method under these arrangements during the three and six months ended June 30, 2024, respectively. As of June 30, 2025, the current and non-current portions of the remaining unearned revenue recognized under the units-of-revenue method were $1.4 million and $3.7 million, respectively. As of December 31, 2024, the Company classified $1.4 million and $4.4 million as current and non-current unearned revenue recognized under the units-of-revenue method, respectively.

5. Royalty and Commercial Payment Purchase Agreements

The Company recognizes receivables from RPAs under two methods, the cost recovery method and the EIR method.

The following table summarizes the royalty and commercial payment receivable activities under the cost recovery method during the six months ended June 30, 2025 (in thousands):

		Acquisition of Royalty	Receipt of Royalty
	Balance as of	and Commercial	and Commercial	Balance as of
	January 1, 2025	Payment Receivables	Payments	June 30, 2025
Twist	$15,000	$—	$—	$15,000
Daré (XACIATO)	21,999	—	(3)	21,996
LadRx (MIPLYFFA)	4,850	—	(1,104)	3,746
Palobiofarma	10,000	—	—	10,000
Kuros	4,500	—	—	4,500
Castle Creek	—	4,395	—	4,395
Total	$56,349	$4,395	$(1,107)	$59,637

The following table summarizes the royalty and commercial payment receivable activities under the EIR method during the six months ended June 30, 2025 (in thousands):

		Income from
		Purchased	Receipt of
		Receivables	Royalty and	Payment of
	Balance as of	Under the	Commercial	Sales-Based	Balance as of
	January 1, 2025	EIR Method	Payments	Milestone	June 30, 2025
Affitech (VABYSMO)	$13,105	$11,575	$(11,145)	$3,000	$16,535
Aptevo (IXINITY)	6,628	502	(930)	—	6,200
Total	$19,733	$12,077	$(12,075)	$3,000	$22,735

The following table summarizes income recognized from purchased receivables under the EIR method and cost recovery method during the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Affitech (VABYSMO)	$5,758	$4,562	$11,575	$4,562
Aptevo (IXINITY)	249	—	502	—
Total income from purchased receivables under the EIR method	$6,007	$4,562	$12,077	$4,562

Viracta (OJEMDA)	$1,715	$870	$7,240	$870
Talphera	28	—	28	—
Total income from purchased receivables under the cost recovery method	$1,743	$870	$7,268	$870

Fully Recovered Royalty and Commercial Payment Purchase Agreements Under the Cost Recovery Method

Viracta Royalty Purchase Agreement

In March 2021, the Company entered into the Viracta RPA, as amended in March 2024, pursuant to which the Company acquired the right to receive future royalties, milestone payments, and other payments related to two clinical-stage drug candidates for an upfront payment of $13.5 million. The first candidate, tovorafenib (DAY101) (a pan-RAF kinase inhibitor now marketed as OJEMDA), is being developed by Day One, and the second candidate, vosaroxin (a topoisomerase II inhibitor), is being developed by Denovo Biopharma LLC. The Company acquired the right to receive (i) up to $54.0 million in potential milestone payments, potential royalties on sales, if approved, and a portion of potential other payments related to tovorafenib (DAY101), excluding up to $5.0 million retained by Viracta, and (ii) up to $57.0 million in potential regulatory and commercial milestones and high single-digit royalties on sales related to vosaroxin, if approved. In December 2024, the Company entered into the Viracta Assignment Agreements with Viracta through which the Company became the patent holder of the IP and know-how related to OJEMDA that was out-licensed to Day One and where Viracta assigned to the Company all its rights, title, and interest in the Day One License Agreement. The Company did not acquire new rights to additional milestone and royalty payments as a result of the execution of the Viracta Assignment Agreements that were not acquired under the Viracta RPA.

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

As of June 30, 2025 and December 31, 2024, there was $1.7 million and $1.3 million in trade and other receivables, net related to this agreement, respectively. The Company recognized $1.7 million and $7.2 million in income from purchased receivables under the cost recovery method related to this agreement during the three and six months ended June 30, 2025, respectively. The Company recognized $0.9 million in income from purchased receivables under the cost recovery method related to this arrangement during the three and six months ended June 30, 2024.

Royalty and Commercial Payment Purchase Agreements Under the EIR Method

Short-term royalty and commercial payment receivables under the EIR method were $18.0 million and $14.8 million as of June 30, 2025 and December 31, 2024, respectively. Long-term royalty and commercial payment receivables under the EIR method were $4.8 million and $5.0 million as of June 30, 2025 and December 31, 2024, respectively.

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

As of April 1, 2024, when the Company assessed it was able to reliably estimate cash flows, the Company reclassified $7.8 million of royalty and commercial payment receivables under the cost recovery method to royalty and commercial payment receivables under the EIR method. The Company recognized $5.8 million and $11.6 million in income from purchased receivables under the EIR method during the three and six months ended June 30, 2025, respectively. The Company recognized $4.5 million in income from purchased receivables under the EIR method during the three and six months ended June 30, 2024.

During the six months ended June 30, 2025, the Company received commercial payments pursuant to the Affitech CPPA of $11.1 million.

No allowance for credit losses was recorded as of June 30, 2025 and December 31, 2024.

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

At the inception of the Aptevo CPPA, the Company recorded $9.7 million as long-term royalty receivables in its consolidated balance sheet which included a $9.6 million upfront payment and a $50,000 one-time payment which would be due if XOMA received more than $0.5 million in receipts for first quarter 2023 sales of IXINITY. At inception of the agreement, the Company concluded the one-time payment of $50,000 was probable and reasonably estimable. Therefore, the payment was recorded as a contingent liability under ASC 450 in the consolidated balance sheet at inception. The Company paid the one-time payment of $50,000 in June 2023 when related receipts exceeded $0.5 million.

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

As of October 1, 2024, when the Company assessed it was able to reliably estimate cash flows, the Company reclassified $7.2 million of royalty and commercial payment receivables under the cost recovery method to royalty and commercial payment receivables under the EIR method. The Company recognized $0.2 million and $0.5 million in income from purchased receivable under the EIR method during the three and six months ended June 30, 2025, respectively.

During the six months ended June 30, 2025, the Company received commercial payments pursuant to the Aptevo CPPA of $0.9 million.

No allowance for credit losses was recorded as of June 30, 2025 and December 31, 2024.

Royalty and Commercial Payment Purchase Agreements Under the Cost Recovery Method

Short-term royalty and commercial payment receivables under the cost recovery method were $0.7 million and  $0.4 million as of June 30, 2025 and December 31, 2024, respectively. Long-term royalty and commercial payment receivables under the cost recovery method were $58.9 million and $55.9 million as of June 30, 2025 and December 31, 2024, respectively.

Castle Creek Royalty Financing

In February 2025, the Company entered into a royalty financing transaction with Castle Creek, pursuant to which the Company acquired the rights to receive (a) 6.7% of the greater of (i) 8.75% of net sales in the United States or (ii) 8.00% of worldwide net sales of D-Fi (dabocemagene autoficel, also known as FCX-007), and (b) 6.7% of 20% of proceeds from a potential Priority Review Voucher if Castle Creek obtains and sells a PRV. The Company also received warrants to purchase 10,464 shares of Castle Creek's Series D-1 Preferred Stock at an exercise price of $215.03 per share, exercisable for a ten-year period expiring on February 24, 2035.

Upon the closing of the transaction, the Company paid Castle Creek an upfront payment of $5.0 million and recorded $4.4 million as long-term royalty and commercial payment receivables in its condensed consolidated balance sheet. The Company concluded that the Castle Creek PRV Interest met the definition of a derivative under ASC 815 and should be accounted for at fair value and recorded as a current liability at the inception of the transaction. The fair value of the Castle Creek PRV Interest was determined to have nominal value prior to FDA approval of D-Fi. The Company also concluded that the warrants met the definition of a derivative under ASC 815 and should be accounted for at fair value. As of June 30, 2025, the fair value of the warrants was estimated to be $0.6 million using a Black-Scholes model with a volatility of 135% and risk-free rate of 3.7%. The warrants have an expected term of 2.75 years and an underlying share price of $215.03.

As of June 30, 2025, no payments were probable to be received under the Castle Creek royalty financing in the near term. Under the cost recovery method, the Company does not expect to recognize any income related to royalties, milestone payments, and other payments until the purchase price has been fully collected. No allowance for credit losses was recorded as of June 30, 2025.

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

In June 2024, the ImmunityBio License Agreement was terminated and the Company entered into an amendment to the LadRx RPA. Under the LadRx RPA, as amended, the Company is eligible to receive potential low single-digit percentage royalty payments on aggregate net sales of aldoxorubicin. Additionally, the amendment removed the remaining $4.0 million regulatory milestone payment under the original agreement that had been contingent upon the achievement of a specified regulatory milestone for the product candidate related to aldoxorubicin, which initially and as of the amendment date had a fair value of zero. If LadRx licenses aldoxorubicin to an applicable third party, the Company is eligible to receive potential high single-digit percentage royalty payments on aggregate net sales of aldoxorubicin and a portion of any potential future milestone payments.

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

Pursuant to the LadRx Agreements, as of December 31, 2024, the Company paid LadRx $1.0 million in regulatory milestone payments and $1.0 million in sales milestone payments. All milestone payments to LadRx under the LadRx Agreements have been fully paid.

During the six months ended June 30, 2025, the Company received commercial payments pursuant to the LadRx Agreements of $1.1 million. In accordance with the cost recovery method, the cash received was recorded as a direct reduction of the long-term royalty and commercial payment receivables under the cost recovery method balance.

As of June 30, 2025, $0.7 million was probable and reasonably expected to be received in the next twelve months and was reflected as short-term royalty and commercial payment receivable under the cost recovery method.

Under the cost recovery method, the Company does not expect to recognize any income related to royalties, milestone payments and other payments until the purchase price has been fully collected. No allowance for credit losses was recorded as of June 30, 2025 and December 31, 2024.

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

As of June 30, 2025, no payments were probable to be received under the Palo RPA in the near term. Under the cost recovery method, the Company does not expect to recognize any income related to royalties received until the purchase price has been fully collected. No allowance for credit losses was recorded as of June 30, 2025 and December 31, 2024.

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

As of June 30, 2025, no payments were probable to be received under the Kuros RPA in the near term. Under the cost recovery method, the Company does not expect to recognize any income related to royalties, milestone payments, and other payments until the purchase price has been fully collected. No allowance for credit losses was recorded as of June 30, 2025 and December 31, 2024.

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

Upon closing of the transaction, the Company paid Daré an upfront payment of $22.0 million which was recorded as long-term royalty and commercial payment receivables in the condensed consolidated balance sheet. The Company concluded that the milestone payments to Daré did not meet the definition of a derivative under ASC 815 and expects to recognize the milestone payments as liabilities when probable and estimable.

Given the limited available information, the Company was unable to reliably estimate future net sales and the commercial payments to be received over the twelve-month period following the condensed consolidated balance sheet date of June 30, 2025 and, as such, no amounts were reflected as short-term royalty and commercial payment receivables as of June 30, 2025.

During the six months ended June 30, 2025, the Company received de minimis commercial payments pursuant to the Daré RPAs. In accordance with the cost recovery method, the cash received was recorded as a direct reduction of the long-term royalty and commercial payment receivables balance.

Under the cost recovery method, the Company does not expect to recognize any income related to milestones and commercial payments received until the purchase price has been fully collected. No allowance for credit losses was recorded as of June 30, 2025 and December 31, 2024.

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

Upon closing of the transaction, the Company paid Twist an upfront payment of $15.0 million which was recorded as long-term royalty and commercial payment receivables under the cost recovery method in its consolidated balance sheet.

Given the limited available information and early stage of the programs, the Company was unable to reasonably estimate future milestone payments or net sales and the royalty payments to be received over the twelve-month period following the condensed consolidated balance sheet date of June 30, 2025 and, as such, no amounts were reflected as short-term royalty and commercial payment receivables under the cost recovery method as of June 30, 2025.

As of June 30, 2025, no payments were probable to be received under Twist RPA in the near term. Under the cost recovery method, the Company does not expect to recognize any income related to royalties, milestone payments and other payments until the purchase price has been fully collected. No allowance for credit losses was recorded as of June 30, 2025 and December 31, 2024.

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

The following tables set forth the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as follows (in thousands):

	Fair Value Measurements as of June 30, 2025 using:
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Cash equivalents:
Money market funds	$42,134	$—	$—	$42,134
U.S. treasury bills	25,934	—	—	25,934
Total cash equivalents	68,068	—	—	68,068
Investment in equity securities	8,801	—	—	8,801
Exarafenib milestone asset	—	—	3,402	3,402
Castle Creek PRV Interest (Note 5)	—	—	—	—
Castle Creek warrants (Note 5)	—	—	609	609
Total financial assets	$76,869	$—	$4,011	$80,880
Liabilities:
Exarafenib milestone contingent consideration (Note 4)	$—	$—	$3,402	$3,402
Total financial liabilities	$—	$—	$3,402	$3,402

	Fair Value Measurements as of December 31, 2024 using:
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Cash equivalents:
Money market funds	$72,304	$—	$—	$72,304
U.S. treasury bills	20,367	—	—	20,367
Total cash equivalents	92,671	—	—	92,671
Investment in equity securities	3,529	—	—	3,529
Exarafenib milestone asset (Note 4)	—	—	3,214	3,214
Total financial assets	$96,200	$—	$3,214	$99,414
Liabilities:
Exarafenib milestone contingent consideration (Note 4)	$—	$—	$3,214	$3,214
Total financial liabilities	$—	$—	$3,214	$3,214

Exarafenib Milestone Asset and Exarafenib Milestone Contingent Consideration

The Exarafenib milestone asset and Exarafenib milestone contingent consideration represent the Company’s potential receipt of a future milestone payment and a future consideration payable to Kinnate CVR holders that are contingent upon the achievement of a certain specified milestone related to the Exarafenib sale. As of June 30, 2025, the estimated fair value of each of the Exarafenib milestone asset and Exarafenib milestone contingent consideration was $3.4 million. The fair value measurement was based on a probability-weighted discounted cash flow model using significant Level 3 inputs, such as anticipated timelines and the probability of achieving the development milestone. Both the Exarafenib milestone asset and Exarafenib milestone contingent consideration are remeasured at fair value at each reporting period with changes in fair value recorded in the other income, net line item of the condensed consolidated statement of operations until settlement.

During the six months ended June 30, 2025, the estimated fair value of both the Exarafenib milestone asset and Exarafenib milestone contingent consideration increased by $0.2 million. The increase in estimated fair value had no offsetting net impact on the condensed consolidated statements of operations for the six months ended June 30, 2025.

Castle Creek PRV Interest and Warrants

The Castle Creek PRV Interest and warrants represent the Company's right to receive 6.7% of the proceeds from a potential Priority Review Voucher sale and warrants to purchase Castle Creek's Series D-1 Preferred Stock, acquired as part of the Castle Creek royalty financing transaction on February 24, 2025. As of June 30, 2025, the estimated fair value of the Castle Creek PRV Interest was nominal, and the estimated fair value of the Castle Creek warrants was $0.6 million. The fair value measurement for the Castle Creek PRV Interest was based on a probability-weighted discounted cash flow model, while the warrants were valued using a Black-Scholes option pricing model. Both valuations used significant Level 3 inputs, including expected timing of FDA approval, probability of PRV issuance and sale, expected volatility, risk-free interest rates, and discount rates reflecting the risk associated with Castle Creek's development program. Both the Castle Creek PRV Interest and warrants are remeasured at fair value at each reporting period with changes in fair value recorded in the change in fair value of embedded derivative related to RPA and other income, net line items of the condensed consolidated statement of operations.

Equity Securities

The equity securities consisted of investments in publicly traded companies’ common stock that are classified on the condensed consolidated balance sheets as current assets as of June 30, 2025 and December 31, 2024. The equity securities are revalued each reporting period with changes in fair value recorded in the other income, net line item of the condensed consolidated statements of operations. The inputs that were used to calculate the fair value of the equity securities were observable prices in active markets and therefore were classified as a Level 1 fair value measurement.

7. Lease Agreements

XOMA Royalty Office Lease

The Company leases a facility in Emeryville, California under an operating lease, which commenced on November 10, 2023 and has a term of 65 months. The Company recognized an operating lease right-of-use assets of $0.4 million and operating lease liabilities of $0.4 million on November 10, 2023, the commencement date of the lease.

Kinnate Lease

As part of the Kinnate acquisition, the Company acquired a lease agreement that was assigned to an assignee and expires on June 30, 2026. In accordance with ASC 842, the Company accounted for the lease as if it had commenced on the acquisition date. The Company recognized operating lease liabilities of $0.8 million as of April 3, 2024. No operating lease right-of-use assets were recorded due to the allocation of the excess of fair value of net assets acquired to certain qualifying assets under ASC 805.

Kinnate Sublease

As part of the Kinnate acquisition, the Company acquired a lease assignment agreement with an assignee that expires on June 30, 2026. In accordance with ASC 842, the Company accounted for the lease assignment as a sublease over its term. Under the terms of the lease assignment agreement, the assignee will make direct payments to the head lessor over the lease term. For the three and six months ended June 30, 2025, the Company recognized sublease income of $0.1 million and $0.2 million, respectively, in the other income, net line item in the condensed consolidated statement of operations. For the three and six months ended June 30, 2024, the Company recognized sublease income of $67,000 in the other income, net line item in the condensed consolidated statement of operations.

The following table summarizes the maturity of the Company’s operating lease liabilities as of June 30, 2025 (in thousands):

Year	Rent Payments
2025 (excluding the six months ended June 30, 2025)	$250
2026	300
2027	91
2028	102
2029	35
Total undiscounted lease payments	$778
Present value adjustment	(68)
Total net lease liability for operating leases	$710

As of June 30, 2025 and December 31, 2024, the total net lease liability was $0.7 million and $0.9 million, respectively.

As of June 30, 2025, the Company’s current and non-current operating lease liabilities were $0.5 million and $0.2 million, respectively.

As of December 31, 2024, the Company’s current and non-current operating lease liabilities were $0.4 million and $0.5 million, respectively.

The following table summarizes the cost components of the Company’s operating leases included in G&A in the condensed consolidated statements of operations for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Lease costs:
Operating lease cost	$31	$38	$64	$60
Variable lease cost (1)	—	20	1	18
Total lease costs	$31	$58	$65	$78

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

The following table presents supplemental disclosure for the condensed consolidated statements of cash flows related to operating leases (in thousands):

	Six Months Ended June 30,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows under operating leases	$47	$45

The assumptions used in calculating the present value of the lease payments for the Company’s operating leases as of June 30, 2025 and December 31, 2024 were as follows:

	June 30,	December 31,
	2025	2024
Weighted-average remaining lease term	2.20 years	2.52 years
Weighted-average discount rate	8.00%	8.00%

8. Long-Term Debt

Blue Owl Loan Agreement

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

The payment obligations under the Blue Owl Loan Agreement are limited to XRL and Blue Owl has no recourse under the Blue Owl Loan Agreement against XOMA or any assets other than the VABYSMO-related assets, rights transferred to XRL, and XOMA’s equity interest in XRL. In connection with the Blue Owl Loan Agreement, (i) XRL granted Blue Owl a first-priority perfected lien on, and security interest in, (a) the Commercial Payments and the proceeds thereof, in each case under the Affitech CPPA and (b) all other assets of XRL and (ii) XOMA granted Blue Owl a first-priority perfected lien on, and security interest in, 100% of the equity of XRL. The Blue Owl Loan Agreement contains other customary terms and conditions, including representations and warranties, as well as indemnification obligations in favor of Blue Owl.

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

In connection with the Blue Owl Loan Agreement, XOMA issued to Blue Owl and certain funds affiliated with Blue Owl warrants to purchase: (i) up to 40,000 shares of XOMA’s common stock at an exercise price of $35.00 per share; (ii) up to 40,000 shares of XOMA’s common stock at an exercise price of $42.50 per share; and (iii) up to 40,000 shares of XOMA’s common stock at an exercise price of $50.00 per share (collectively, the “Blue Owl Warrants”). The fair value of the Blue Owl Warrants was determined using the Black-Scholes Model (see Note 2) and was estimated to be $1.5 million. As of June 30, 2025, all Blue Owl Warrants were outstanding.

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

As of the closing date of December 15, 2023, the Company recorded the $0.3 million allocated costs for the delayed draw term loan commitment as a non-current asset in other assets - long term in the consolidated balance sheet and will reclassify the amount as a debt discount when the delayed draw term loan is drawn. As of June 30, 2025, no amount had been drawn from the delayed draw term loan.

The carrying value of the short and long-term portion of the initial term loan was $11.4 million and $106.9 million, respectively, as of December 31, 2024.

In March 2025, XRL made a semi-annual payment of $11.1 million which included an interest payment of $6.1 million and principal repayment of $5.1 million. The carrying value of the short-term and long-term portion of the initial term loan was $11.7 million and $102.2 million, respectively, as of June 30, 2025. As of June 30, 2025, the EIR was determined to be 11.14%. The Company recorded $3.2 million and $6.7 million in interest expense during the three and six months ended June 30, 2025, respectively. The Company recorded $3.4 million and $7.0 million in interest expense during the three and six months ended June 30, 2024, respectively. As of June 30, 2025, the Company had a debt discount of $3.6 million and direct issuance costs of $0.4 million to be accreted over the expected remaining term of the initial term loan.

The following table summarizes the impact of the initial term loan on the Company’s condensed consolidated balance sheet as of June 30, 2025 (in thousands):

June 30, 2025
Gross principal	$130,000
Principal repayments	(11,969)
Debt discount and debt issuance costs	(4,158)
Total carrying value net of principal repayments, debt discount, and debt issuance costs	113,873
Less: current portion of long-term debt	(11,672)
Long-term debt	$102,201

Long-term debt on the Company’s condensed consolidated balance sheet as of June 30, 2025 and December 31, 2024 includes only the carrying value of the Blue Owl Loan.

Aggregate projected future principal payments of the initial term loan as of June 30, 2025, are as follows (in thousands):

Year Ending December 31,	Payments
2025 (excluding the six months ended June 30, 2025)	5,424
2026	18,021
2027	24,335
2028	30,418
2029	36,367
Thereafter	3,466
Total payments	$118,031

Accretion of debt discounts and issuance costs are included in interest expense. Interest expense in the condensed consolidated statements of operations for the three and six months ended June 30, 2025 and 2024 relates to the initial term loan (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Accrued interest expense	$2,914	$3,120	$5,954	$6,365
Accretion of debt discount and debt issuance costs	322	282	749	588
Total interest expense	$3,236	$3,402	$6,703	$6,953

9. Common Stock Warrants

As of June 30, 2025 and December 31, 2024, the following common stock warrants were outstanding:

			Exercise Price	June 30,	December 31,
Issuance Date	Expiration Date	Balance Sheet Classification	per Share	2025	2024
May 2018	May 2028	Stockholders’ equity	$23.69	6,332	6,332
March 2019	March 2029	Stockholders’ equity	$14.71	4,845	4,845
December 2023	December 2033	Stockholders’ equity	$35.00	40,000	40,000
December 2023	December 2033	Stockholders’ equity	$42.50	40,000	40,000
December 2023	December 2033	Stockholders’ equity	$50.00	40,000	40,000
				131,177	131,177

10. Commitments and Contingencies

Collaborative Agreements, Royalties, and Milestone Payments

The Company has committed to make potential future milestone payments and legal fees to third parties as part of licensing and development programs. Payments under these agreements become due and payable only upon the achievement of certain developmental, regulatory, and commercial milestones by the Company’s licensees. Because it is uncertain if and when these milestones will be achieved, such contingencies, aggregating up to $12.1 million (assuming one product per contract meets all milestone events), including the $10.0 million BioInvent contingent consideration, have not been recorded on the accompanying condensed consolidated balance sheets. The Company is unable to determine precisely when and if payment obligations under the agreements will become due as these obligations are based on milestone events, the achievement of which is subject to a significant number of risks and uncertainties.

Contingent Consideration

Pursuant to the Company’s agreements with Kuros and Daré under the Kinnate CVR Agreement and the Pulmokine Merger Agreement, the Company has committed to pay the Kuros sales milestones, the Daré milestones, the Exarafenib milestone contingent consideration, and the Pulmokine contingent consideration, which are recognized upon milestone achievement.

As of June 30, 2025, the Company recorded $3.4 million for the Exarafenib milestone contingent consideration which represented the estimated fair value of potential future payments upon the achievement of a certain specified milestone related to exarafenib payable to Kinnate CVR holders upon the closing of the Kinnate acquisition under the Kinnate CVR Agreement. The Exarafenib milestone contingent consideration is measured at fair value at each reporting period with changes in fair value recorded in other income, net.

The liability for future Kuros sales milestones, the Daré milestones, and the Pulmokine contingent consideration will be recorded when the amounts by product are probable and reasonably estimable.

As of June 30, 2025, none of the Kuros sales milestones, Daré milestones, and the Pulmokine contingent consideration were assessed to be probable and as such, no liability was recorded on the condensed consolidated balance sheet.

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

The activity for all stock options for the six months ended June 30, 2025 was as follows:

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Contractual	Intrinsic
	Number of	Price	Remaining Term	Value
	shares	Per Share	(in years)	(in thousands)
Outstanding as of January 1, 2025	2,426,929	$20.83	5.77	$18,644
Granted	9,936	25.12
Exercised	(51,497)	4.03
Forfeited, expired or cancelled	(37,013)	75.20
Outstanding as of June 30, 2025	2,348,355	$20.36	5.47	$15,715
Exercisable as of June 30, 2025	2,089,804	$19.91	5.20	$14,839

The aggregate intrinsic value of stock options exercised during the six months ended June 30, 2025 and 2024 was $1.0 million and $2.6 million, respectively. The intrinsic value is the difference between the fair value of the Company’s common stock at the time of exercise and the exercise price of the stock option.

The Company recorded $0.7 million and $1.6 million in stock-based compensation expense related to stock options during the three and six months ended June 30, 2025, respectively. As of June 30, 2025, $3.2 million of total unrecognized compensation expense related to stock options was expected to be recognized over a weighted-average period of 1.4 years.

Performance Stock Unit Awards

Since May 2023, the Company has granted employees 733,600 PSUs under the 2010 Plan.

The PSUs are subject to market-based vesting conditions and the number of PSUs vested will be based on the stock price of the Company’s common stock as compared to four stock price hurdles over a three-year period from the initial May 2023 grant date (the “performance period”). A stock price hurdle is considered attained when, at any time during the performance period, the Company’s volume-weighted-average stock price equals or exceeds the hurdle stock price value for 30 consecutive calendar days. Upon attainment of a stock price hurdle, one-third of the earned PSUs will vest immediately upon achievement, one-third will vest upon the two-year anniversary of May 18, 2023 and one-third will vest on the three-year anniversary of May 18, 2023. If no stock price hurdle is attained during the performance period, then no PSUs will vest.

In connection with Mr. Hughes’ appointment to full-time Chief Executive Officer in January 2024, the Company granted Mr. Hughes 275,000 PSUs under the 2010 Plan with generally the same terms as the May 2023 PSU grants. In April 2024, the Company granted certain employees an aggregate of 10,000 PSUs under the 2010 Plan with generally the same terms as the May 2023 PSU grants. There were no PSUs granted in the three or six months ended June 30, 2025.

Fair Value Assumptions of Performance Stock Unit Awards

The fair value of the PSUs granted was estimated based on a Monte Carlo valuation model which incorporates into the valuation the possibility that the stock price hurdles may not be satisfied.

The grant date fair values of the PSUs granted in January 2024 and April 2024 were estimated as follows:

			Derived
Hurdle Price	Number of	Fair Value	Service Period
Per PSU	PSUs	Per Share	(in years)
$30.00	165,900	$18.42-19.71	0.46-0.74
$35.00	55,290	$17.24-17.67	0.66-0.96
$40.00	34,029	$15.85-16.14	0.82-1.15
$45.00	29,781	$14.20-15.13	0.95-1.31
	285,000

The Company estimates that it will recognize total stock-based compensation expense of approximately $11.9 million in aggregate for the PSUs granted since May 2023 using the graded expense attribution method over the requisite service period of each tranche. If the stock price hurdles are met sooner than the requisite service period, the stock-based compensation expense for the respective stock price hurdle will be accelerated. Stock-based compensation expense will be recognized over the requisite service period if the grantees continue to provide service to the Company regardless of whether the PSU stock price hurdles are achieved.

The activity for all PSUs for the six months ended June 30, 2025 was as follows:

		Weighted
		Average
		Grant Date
	Number of	Fair Value
	Unvested PSUs	Per Share
Unvested balance as of January 1, 2025	597,117	$16.03
Granted	—	—
Vested	(136,480)	17.23
Forfeited	—	—
Unvested balance as of June 30, 2025	460,637	$15.68

The Company recorded $0.7 million and $1.7 million in stock-based compensation expense related to the PSUs during the three and six months ended June 30, 2025, respectively. As of June 30, 2025, there was $1.3 million unrecognized stock-based compensation expense related to outstanding PSUs granted to employees with a weighted-average remaining recognition period of 0.9 years.

Restricted Stock Unit Awards

In May 2025, the Company granted the non-employee directors of the Board an aggregate of 29,855 RSUs under the 2010 Plan. RSUs are equity awards that entitle the holder to receive freely tradeable shares of the Company’s common stock upon vesting. The RSUs vest in full on the one-year anniversary of the grant date. The fair value of the RSUs is equal to the closing price of the Company’s common stock on the grant date.

		Weighted
		Average
		Grant Date
	Number of	Fair Value
	Unvested RSUs	Per Share
Unvested balance as of January 1, 2025	15,175	$24.71
Granted	29,855	25.12
Vested	(15,175)	24.71
Forfeited	—	—
Unvested balance as of June 30, 2025	29,855	$25.12

The Company recorded $0.1 million and $0.2 million in stock-based compensation expense related to the RSUs during the three and six months ended June 30, 2025, respectively. As of June 30, 2025, there was $0.7 million unrecognized stock-based compensation expense related to the outstanding RSUs granted to non-employee directors with a weighted-average remaining recognition period of 0.9 years.

Stock-based Compensation Expense

All stock-based compensation expense is recorded in G&A expenses. The following table shows total stock-based compensation expense for stock options, PSUs, RSUs, and ESPP in the condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Total stock-based compensation expense	$1,605	$2,690	$3,588	$5,546

12. Capital Stock

Series X Convertible Preferred Stock

Classification— The Company evaluated the convertible preferred stock for liability or equity classification under the applicable accounting guidance and determined that equity treatment was appropriate. Specifically, the shares of Series X Convertible Preferred Stock are not mandatorily redeemable and do not embody an unconditional obligation to deliver a variable number of shares. The Company determined that the convertible preferred stock would be recorded as temporary equity, given that they are redeemable for cash or other assets upon the occurrence of certain event that is not solely within control of the Company. The Company has also evaluated the embedded conversion and contingent redemption features within the Series X Convertible Preferred Stock in accordance with the accounting guidance for derivatives and determined that bifurcation is not required for any embedded feature.

Dividends

During the six months ended June 30, 2025, the Board declared and paid cash dividends on the Company’s Series A Preferred Stock and Series B Depositary shares as follows:

	Series A Preferred Stock	Series B Depositary Share
	Cash Dividend Declared	Cash Dividend Declared
Dividend Declaration Date	($ per share)	($ per share)	Dividend Payment Date
October 23, 2024	$0.53906	$0.52344	January 15, 2025
February 26, 2025	$0.53906	$0.52344	April 15, 2025
May 21, 2025	$0.53906	$0.52344	July 15, 2025

BVF Ownership

As of June 30, 2025, BVF owned approximately 21.5% of the Company’s total outstanding shares of common stock, and if all the shares of Series X Preferred Stock were converted (without taking into account beneficial ownership limitations), BVF would own 44.5% of the Company’s total outstanding shares of common stock. The Company’s Series A Preferred Stock becomes convertible upon the occurrence of specific events and as of June 30, 2025, the contingency was not met, therefore the Series A Preferred Stock owned by BVF is not included in the as-converted ownership calculation. Due to its significant equity ownership, BVF is considered a related party of the Company.

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

Stock Repurchase Program

On January 2, 2024, the Board authorized the Company’s stock repurchase program, which permits the Company to purchase up to $50.0 million of its common stock through January 2027. Under the program, the Company has discretion in determining the conditions under which shares may be purchased from time to time, including through transactions in the open market, in privately negotiated transactions, under plans compliant with Rule 10b5-1 under the Exchange Act, or by other means in accordance with applicable laws. The manner, number, price, structure, and timing of the repurchases, if any, will be determined at the Company’s sole discretion and repurchases, if any, depend on a variety of factors, including legal requirements, price and economic and market conditions, royalty and milestone acquisition opportunities, and other factors. The repurchase authorization does not obligate the Company to acquire any particular amount of its common stock. The Board may suspend, modify, or terminate the stock repurchase program at any time without prior notice. During the six months ended June 30, 2025, the Company purchased a total of 107,510 shares of its common stock for $2.4 million. During the three months ended June 30, 2025, the Company repurchased and retired shares of its common stock with an aggregate fair market value of approximately $1.8 million under its stock repurchase program. Pursuant to Section 4501 of the Internal Revenue Code, a 1% excise tax is imposed on the aggregate fair market value of stock repurchases during the taxable year, provided the total value of repurchases exceeds a $1.0 million de minimis threshold. As cumulative repurchases exceeded this threshold during the second quarter, the Company recorded an excise tax liability of $24,000, which is reflected as a reduction to stockholders’ equity in the condensed consolidated balance sheet as of June 30, 2025. From the inception of the stock repurchase program through June 30, 2025, the Company purchased a total of 108,170 shares of its common stock pursuant to the stock repurchase program for $2.4 million.

13. Income Taxes

The Company recorded no income taxes during the six months ended June 30, 2025 and 2024. As of June 30, 2025, the Company maintained a full valuation allowance against its remaining net deferred tax assets.

The Company had a total of $5.9 million of gross unrecognized tax benefits as of June 30, 2025, none of which would affect the effective tax rate upon realization, as it had a full valuation allowance against its net deferred tax assets. The reversal of related deferred tax assets will be offset by a valuation allowance, should any of these uncertain tax positions be favorably settled in the future.

The Company does not expect its unrecognized tax benefits to change significantly over the next twelve months. The Company will recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of June 30, 2025, the Company had not accrued interest or penalties related to uncertain tax positions.

14. Segment and Geographic Information

Segment Information

The Company’s chief operating decision maker (“CODM”) is the Chief Executive Officer. The Company has determined that it operates in one operating segment and the CODM regularly reviews information and business activities on a consolidated basis to allocate resources and assess performance. Segment income and revenues consist of income from purchased receivables through RPAs, AAAs, and CPPAs, revenue from the licenses of intellectual property and related milestone and royalties, and revenue from the sale of future revenue streams. The Company derives income and revenues primarily from the U.S., Europe, and the Asia Pacific. The CODM uses net income (loss) reported in the condensed consolidated statements of operations to evaluate income (loss) generated from segment assets (return on assets) in deciding whether to invest into the Company’s consolidated operations, such as to broaden its royalty portfolios or to repurchase its common stock. The measure of segment assets is reported on the balance sheet as total consolidated assets. Consolidated net income (loss) is used to monitor budget versus actual results. The Company does not have intra-entity sales or transfers (other than as was necessary to secure the VABYSMO royalty backed loan from Blue Owl).

The table below presents segment information for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Income and revenues	$13,129	$11,086	$29,041	$12,576
Business development and deal related costs	(1,817)	(741)	(2,873)	(1,418)

Other segment items:
Research and development expenses	(69)	(1,161)	(1,362)	(1,194)
Depreciation of property and equipment	(3)	(3)	(6)	(5)
Other general and administrative expenses(1)	(5,982)	(10,260)	(13,069)	(18,042)
Credit losses on purchased receivables	—	(9,000)	—	(9,000)
Amortization of intangible assets	(655)	—	(1,199)	—
Gain on the acquisition of Kinnate	—	19,316	—	19,316
Change in fair value of embedded derivative related to RPA	—	8,100	—	8,100
Change in fair value of derivatives related to Castle Creek	5	—	5	—
Interest expense	(3,236)	(3,402)	(6,703)	(6,953)
Other income, net	7,819	2,050	7,724	4,010
Segment and consolidated net income	$9,191	$15,985	$11,558	$7,390

(1)Other general and administrative expenses for the three and six months ended June 30, 2025 included general and administrative expenses of $7.8 million and $15.9 million, respectively, net of business development and deal related costs and depreciation of property and equipment.

Geographic Information

Income and revenue attributed to the following geographic regions based on the location of the partners and licensees was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
United States	$7,371	$6,523	$13,466	$8,013
Switzerland	5,758	—	11,575	—
Europe	—	4,563	—	4,563
Asia Pacific	—	—	4,000	—
Total	$13,129	$11,086	$29,041	$12,576

The Company’s property and equipment is held in the U.S.

15. Subsequent Events

Turnstone Acquisition

On June 26, 2025, the Company entered into an Agreement and Plan of Merger with Turnstone and XRA 3, a Delaware corporation and a wholly-owned subsidiary of the Company, pursuant to which the Company plans to acquire Turnstone through a tender offer for (i) $0.34 in cash per share of Turnstone common stock, plus (ii) one non-transferable CVR per share. The merger closed on August 11, 2025.

New Tax Law enacted July 4, 2025

On July 4, 2025, H.R.1 - One Big Beautiful Bill Act was enacted in the U.S., which introduced significant changes to U.S. income tax law, including provisions affecting the deductibility and capitalization of research and development expenditures, business interest deductions, and the international tax framework. The legislation has multiple effective dates, with certain provisions deemed effective as of January 1, 2025 and others effective through 2027. The Company is currently evaluating the potential impact of the new legislation, including implications for deferred tax assets and related disclosures.

ESSA Acquisition and XenoTherapeutics Arranger Letter

On July 13, 2025, the ESSA Acquisition Agreement was executed, pursuant to which the Company agreed to facilitate the acquisition of ESSA’s issued and outstanding common shares by Xeno. As part of the ESSA Acquisition Agreement, the Company has agreed to provide bridge financing to Xeno and to act as administrator of the related CVR to the extent Xeno does not fulfill its obligations.

On July 14, 2025, the Company entered into the XenoTherapeutics Arranger Letter Agreement, pursuant to which the Company agreed to provide short-term funding to XenoTherapeutics to facilitate the acquisition. The Company agreed to extend a short-term senior unsecured term loan facility upon election by XenoTherapeutics in an aggregate amount sufficient for Xeno to fulfill its obligation under the ESSA Acquisition Agreement. The Company agreed to fund each borrowing request within three to five days such notice is delivered to the Company. Additionally, Xeno agreed to pay the Company an arranger fee of $3.0 million following the closing of the ESSA acquisition for the services rendered by the Company.

The ESSA acquisition has not closed as of the date of the issuance of these condensed consolidated financial statements.

LAVA Acquisition

On August 3, 2025, the Company entered into the LAVA Purchase Agreement, pursuant to which the Company plans to acquire LAVA through a tender offer for (i) a base price of $1.16 in cash per LAVA ordinary share, (ii) up to an additional $0.08 in cash per share, and (iii) one non-transferable CVR per share. The acquisition has not closed as of the date of the issuance of these condensed consolidated financial statements. Upon the closing of the acquisition, the Company expects to own 100% of the outstanding ordinary shares of LAVA.

HilleVax Acquisition

On August 4, 2025, the Company entered into an Agreement and Plan of Merger with HilleVax and XRA 4, a Delaware corporation and a wholly-owned subsidiary of the Company, pursuant to which the Company plans to acquire HilleVax through a tender offer for (i) $1.95 in cash per share of HilleVax common stock, plus (ii) one non-transferable CVR per share. The merger has not closed as of the date of the issuance of these condensed consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act, Section 21E of the Exchange Act, and the Private Securities Litigation Reform Act of 1995, which are subject to the “safe harbor” created by those sections. Forward-looking statements are based on current expectations, estimates and forecasts, as well as our management’s beliefs and assumptions and on information currently available to them, and are subject to risks and uncertainties that are difficult to predict. In some cases you can identify forward-looking statements by words such as “may,” “will,” “should,” “might,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “targets,” “forecasts,” “potential,” “intend” “goal,” “guidance,” “strategy,” “continue,” “design,” and similar words, expressions or the negative of such terms. Examples of forward-looking statements include, but are not limited to, statements regarding: trend analyses and statements regarding future events, future financial performance, including future income related to VABYSMO and OJEMDA, anticipated growth, and industry prospects, our future operating expenses, our future losses, the success of our strategy as a royalty aggregator, the assumptions underlying our business model, the extent to which issued and pending patents may protect the products and processes in which we have an ownership or royalty interest and prevent the use of the covered subject matter by third parties, the potential of our existing product candidates to lead to the development of commercial products, our ability to receive potential milestone or royalty payments under license and collaboration agreements and the amount and timing of receipt of those payments, our ability to locate suitable assets to acquire, our ability to complete (on a timely basis or at all) and realize the benefits from acquisitions, uncertainties related to the acquisition of interest in development-stage and clinical-stage product candidates, fluctuations in and our ability to predict our operating results and cash flows, and the sufficiency of our capital resources. Forward-looking statements are based on assumptions that may not prove accurate. Actual results and outcomes, or the timing of actual results and outcomes, could differ materially from those anticipated due to certain risks, including risks inherent in the biotechnology industry and for our licensees engaged in the development of new products in a regulated market. Among other things: there can be no assurance that our revenues, income or expenses will meet any expectations or follow any trend(s); we may be unable to retain our key employees; litigation, arbitration or other disputes with third parties may have a material adverse effect on us; our product candidates subject to our out-license agreements are still being developed, and our licensees’ may require substantial funds to continue development which may not be available; we may not be successful in entering into out-license agreements for our product candidates; if our therapeutic product candidates do not receive regulatory approval, our third-party licensees will not be able to manufacture and market them; products or technologies of other companies may render some or all of our product candidates noncompetitive or obsolete; we do not know whether there will be, or will continue to be, a viable market for the products in which we have an ownership or royalty interest; even once approved, a product may be subject to additional testing or significant marketing restrictions, its approval may be withdrawn or it may be voluntarily taken off the market; we and our licensees are subject to various state and federal healthcare related laws and regulations that may impact the commercialization of our or our third-party licensee’s product candidates and could subject us or them to significant fines and penalties, and could be impacted by changes or disruptions at the FDA and other government agencies; we and our third-party licensees may be impacted by general macroeconomic and business conditions in key regions of the world, including inflationary pressures, general economic slowdown or a recession, high interest rates, changes in monetary policy, changes in trade policies, including tariffs or other trade restrictions or the threat of such actions, instability in financial institutions and geopolitical instability. These and other risks and uncertainties are described in more detail in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024, Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025, elsewhere in this Quarterly Report on Form 10-Q and in our other filings with the SEC.

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

Overview

XOMA Royalty Corporation is a biotech royalty aggregator. We have a sizable portfolio of economic rights to future potential milestone and royalty payments associated with partnered commercial and pre-commercial therapeutic candidates. Our portfolio was built through the acquisition of rights to future milestones, royalties, and commercial payments since our royalty aggregator business model was implemented in 2017. These acquisitions build upon out-licensing agreements for proprietary products and platforms held within our portfolio. Our royalty aggregator business is primarily focused on early to mid-stage clinical assets, primarily in Phase 1 and 2 development, which we believe have significant commercial sales potential and that are licensed to well-funded partners with established expertise in developing and commercializing drugs. We also acquire milestone and royalty revenue streams on late-stage clinical assets and commercial assets that are designed to address unmet markets or have a therapeutic advantage over other treatment options, and have long duration of market exclusivity. We expect most of our future revenue and income to be based on payments we may receive for milestones and royalties associated with these assets as well as the periodic recognition of income under the EIR method.

The generation of future revenues and income related to licenses, milestone payments, and royalties is dependent on the achievement of milestones or product sales by our existing partners and licensees. We generated net income of $9.2 million and $11.6 million for the three and six months ended June 30, 2025, respectively, net cash provided by operating activities was $8.7 million for the six months ended June 30, 2025, and we had an accumulated deficit of $1.2 billion as of June 30, 2025. We generated a net loss of $13.8 million, net cash used in operating activities was $13.7 million, and we had an accumulated deficit of $1.2 billion for the year ended December 31, 2024.

Recent Business Developments

Turnstone Acquisition

On June 26, 2025, we entered into an Agreement and Plan of Merger with Turnstone and XRA 3, a Delaware corporation and a wholly-owned subsidiary of the Company, pursuant to which we plan to acquire Turnstone through a tender offer for (i) $0.34 in cash per share of Turnstone common stock, plus (ii) one non-transferable CVR per share. The merger closed on August 11, 2025.

ESSA Acquisition and XenoTherapeutics Arranger Letter

On July 13, 2025, the ESSA Acquisition Agreement was executed, pursuant to which we agreed to facilitate the acquisition of ESSA’s issued and outstanding common shares by Xeno. As part of the ESSA Acquisition Agreement, we have agreed to provide bridge financing to Xeno and to act as administrator of the related CVR to the extent Xeno does not fulfill its obligations.

On July 14, 2025, we entered into the XenoTherapeutics Arranger Letter Agreement, pursuant to which we agreed to provide short-term funding to XenoTherapeutics to facilitate the acquisition. We agreed to extend a short-term senior unsecured term loan facility upon election by XenoTherapeutics in an aggregate amount sufficient for Xeno to fulfill its obligation under the ESSA Acquisition Agreement. We agreed to fund each borrowing request within three to five days such notice is delivered to us. Additionally, Xeno agreed to pay us an arranger fee of $3.0 million following the closing of the ESSA acquisition for the services rendered by us.

The ESSA acquisition has not closed as of the date of the issuance of the condensed consolidated financial statements.

LAVA Acquisition

On August 3, 2025, we entered into the LAVA Purchase Agreement, pursuant to which we plan to acquire LAVA through a tender offer for (i) a base price of $1.16 in cash per LAVA ordinary share, (ii) up to an additional $0.08 in cash per share, and (iii) one non-transferable CVR per share. The acquisition has not closed as of the date of the issuance of the condensed consolidated financial statements. Upon the closing of the acquisition, we expect to own 100% of the outstanding ordinary shares of LAVA.

HilleVax Acquisition

On August 4, 2025, we entered into an Agreement and Plan of Merger with HilleVax and XRA 4, a Delaware corporation and a wholly-owned subsidiary of the Company, pursuant to which we plan to acquire HilleVax through a tender offer for (i) $1.95 in cash per share of HilleVax common stock, plus (ii) one non-transferable CVR per share. The merger has not closed as of the date of the issuance of the condensed consolidated financial statements.

Portfolio Updates

Rezolute License Agreement

In May 2025, Rezolute dosed the last patient in its first Phase 3 trial of ersodetug (RZ358), and we earned a $5.0 million milestone payment pursuant to our Rezolute License Agreement.

BioInvent License Agreement

In 2003, BioInvent granted us a non-exclusive license to BioInvent's product patents and know-how in exchange for future milestones and royalty payments from us under the BioInvent License Agreement. In 2006, we collaborated with Takeda to discover and develop antibodies, leading to the joint development of mezagitamab (TAK-079), which leveraged BioInvent's patents and know-how under the BioInvent License Agreement.

In May 2025, we entered into the BioInvent Agreement to acquire all of BioInvent's remaining rights to milestone payments and royalties owed by us under the BioInvent License Agreement. We paid BioInvent $20.0 million at closing and are obligated to make an additional $10.0 million contingent payment upon FDA approval of mezagitamab.

We assessed the transaction and determined that it represented a modification of our existing BioInvent License Agreement. As we are no longer actively involved in the development of mezagitamab, the $20.0 million upfront payment was capitalized as a contract-based intangible asset subject to amortization over 15.5 years. The $10.0 million contingent payment will be capitalized if FDA approval of mezagitamab becomes probable.

Kinnate Acquisition

As of April 2, 2025, we completed the sale of all five pipeline assets that were acquired in the acquisition of Kinnate Biopharma Inc. in April 2024. We are eligible to receive up to $270 million in upfront and milestone payments, as well as future royalty payments at rates ranging from the low single digits to mid-teens on commercial sales. Pursuant to the terms of Kinnate Merger Agreement, holders of the Kinnate CVRs will receive 85% of the net proceeds of such payments received by us prior to April 2, 2029. Funds related to modest upfront payments were distributed to Kinnate CVR holders in July 2025.

Takeda Collaboration Agreement

In March 2025, Takeda dosed the first patient in its Phase 3 clinical trial of mezagitamab (TAK-079) and we earned a $3.0 million milestone payment pursuant to the Takeda Collaboration Agreement.

Castle Creek Royalty Purchase Agreement

In February 2025, we contributed $5.0 million to Castle Creek’s $75.0 million syndicated royalty financing transaction led by Ligand. Through this transaction, we acquired a royalty interest in D-Fi (FCX-007), a Phase 3 asset being developed by Castle Creek. D-Fi is being studied in dystrophic epidermolysis bullosa (“DEB”), a rare progressive and debilitating skin disorder. D-Fi has been granted Orphan Drug Designation for the treatment of DEB, as well as Rare Pediatric Disease, Fast Track, and Regenerative Medicine Advanced Therapy designations by the FDA.

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

There have been no significant changes in our critical accounting estimates during the six months ended June 30, 2025, as compared with those previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 17, 2025.

Our significant accounting policies are included in “Note 2 – Basis of Presentation and Significant Accounting Policies” in our condensed consolidated financial statements.

Results of Operations

Income and Revenues

Total income and revenues for the three and six months ended June 30, 2025 and 2024, were as follows (in thousands):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2025	2024	Change	2025	2024	Change
Income from purchased receivables under the EIR method	$6,007	$4,562	$1,445	$12,077	$4,562	$7,515
Income from purchased receivables under the cost recovery method	1,743	870	873	7,268	870	6,398
Revenue from contracts with customers	5,025	5,025	—	9,025	6,025	3,000
Revenue recognized under units-of-revenue method	354	629	(275)	671	1,119	(448)
Total income and revenues	$13,129	$11,086	$2,043	$29,041	$12,576	$16,465

Income from Purchased Receivables under the EIR Method and Cost Recovery Method

The following table summarizes income recognized from purchased receivables under the EIR method and cost recovery method during the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Affitech (VABYSMO)	$5,758	$4,562	$11,575	$4,562
Aptevo (IXINITY)	249	—	502	—
Total income from purchased receivables under the EIR method	$6,007	$4,562	$12,077	$4,562

Viracta (OJEMDA)	$1,715	$870	$7,240	$870
Talphera	28	—	28	—
Total income from purchased receivables under the cost recovery method	$1,743	$870	$7,268	$870

We expect income related to VABYSMO to increase in future periods based on projected sales estimates; however, the increase in income may not be at the same rate as the increase from the 2024 to 2025 periods.

Income recognized for OJEMDA during the three months ended June 30, 2025 was due to $1.7 million in estimated royalties earned during the period. The income recognized for OJEMDA during the six months ended June 30, 2025 included a one-time $4.0 million milestone related to DayOne’s MAA filing with the EMA and $3.2 million in royalties. OJEMDA was launched in the second quarter of 2024, and we expect income from related royalties to increase in future periods based on projections reported by DayOne.

Revenue from Contracts with Customers

Revenue from contracts with customers includes upfront fees, annual license fees, and milestone payments related to the out-licensing of our legacy product candidates and technologies. Revenue from contracts with customers for the three months ended June 30, 2025 included a milestone payment of $5.0 million pursuant to our Rezolute License Agreement. Revenue from contracts with customers for the six months ended June 30, 2025 also included a $4.0 million payment pursuant to the Takeda Collaboration Agreement, including $3.0 million from a milestone payment and $1.0 million in other revenue.

Revenue from contracts with customers for the three months ended June 30, 2024 included a milestone payment of $5.0 million pursuant to our Rezolute License Agreement. Revenue from contracts with customers for the six months ended June 30, 2024 also included milestone payments of $1.0 million pursuant to our license agreement with AVEO.

Revenue Recognized under Units-of-Revenue Method

Revenue recognized under the units-of-revenue method includes the amortization of unearned revenue from the sale of royalty interests to HCRP in 2016. Changes in revenues recognized in each period presented are related to the changes in estimated royalties received by HCRP.

R&D Expenses

Total research and development expenses for the three and six months ended June 30, 2025 and 2024, were as follows (in thousands):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2025	2024	Change	2025	2024	Change
Research and development	$69	$1,161	$(1,092)	$1,362	$1,194	$168

R&D costs were primarily due to clinical trial costs related to KIN-3248 and the associated wind-down activities subsequent to our acquisition of Kinnate in April 2024. We do not expect to incur significant Kinnate-related R&D costs in future periods. However, we may incur increased R&D costs associated with our contemplated acquisitions.

G&A Expenses

Total general and administrative expenses for the three and six months ended June 30, 2025 and 2024, were as follows (in thousands):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2025	2024	Change	2025	2024	Change
General and administrative	$7,802	$11,004	$(3,202)	$15,948	$19,465	$(3,517)

G&A expenses include salaries and related personnel costs, professional fees, and facilities costs. The decrease of $3.2 million for the three months ended June 30, 2025, as compared to the same period in 2024, was primarily due to $3.6 million in costs related to exit packages for Kinnate senior leadership in the second quarter of 2024 and a decrease in stock-based compensation expense of $1.1 million, partially offset by an increase in business development and deal-related costs of $1.1 million. The decrease of $3.5 million for the six months ended June 30, 2025, as compared to the same period in 2024, was primarily due to $3.6 million in costs related to exit packages for Kinnate senior leadership in the second quarter of 2024 and a decrease in stock-based compensation expense of $2.0 million, partially offset by an increase in business development and deal-related costs of $1.5 million and an increase in salaries and related costs of $0.5 million.

Other (Expense) Income, Net

Interest Expense

Interest expense includes the accretion of debt discount and debt issuance costs. Interest expense for the three and six months ended June 30, 2025 and 2024 was as follows (in thousands):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2025	2024	Change	2025	2024	Change
Accrued interest expense	$2,914	$3,120	$(206)	$5,954	$6,365	$(411)
Accretion of debt discount and debt issuance costs	322	282	40	749	588	161
Total interest expense	$3,236	$3,402	$(166)	$6,703	$6,953	$(250)

Interest expense incurred for the three and six months ended June 30, 2025 and 2024, was related to our Blue Owl Loan. Decreases for the periods presented were due to decreases in the principal balance.

Other Income, Net

Other income, net for the three and six months ended June 30, 2025 and 2024 was as follows (in thousands):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2025	2024	Change	2025	2024	Change
Other income, net
Investment income	$843	$1,682	$(839)	$1,771	$3,390	$(1,619)
Change in fair value of equity securities	6,320	283	6,037	5,173	535	4,638
Sublease income	103	67	36	205	67	138
Other income	558	18	540	580	18	562
Total other income, net	$7,824	$2,050	$5,774	$7,729	$4,010	$3,719

The decreases in investment income for the three and six months ended June 30, 2025 and 2024 were primarily due to decreased cash balances.

For the three and six months ended June 30, 2025 and 2024, the change in fair value of equity securities was due to the change in market price for our investments in two publicly traded companies’ equity securities.

For the three and six months ended June 30, 2025, the increases in other income were primarily due to $1.1 million in upfront fees, net of $0.6 million of related payments accrued, recognized in connection with the sale of the legacy Kinnate assets in the second quarter of 2025.

Provision for Income Taxes

We recorded no provision for federal income tax during the three and six months ended June 30, 2025 and 2024. We maintained a full valuation allowance against our remaining net deferred tax assets. We had a total of $5.9 million of gross unrecognized tax benefits, none of which would impact our effective tax rate to the extent that we continue to maintain a full valuation allowance against our deferred tax assets. We do not expect our unrecognized tax benefits to change significantly over the next twelve months.

Liquidity and Capital Resources

Our cash and cash equivalents, working capital, and cash flow activities as of and for each of the periods presented were as follows (in thousands):

	June 30,	December 31,
	2025	2024	Change
Cash and cash equivalents	$75,060	$101,654	$(26,594)
Working capital	$83,430	$101,230	$(17,800)

	Six Months Ended
	June 30,
	2025	2024	Change
Net cash provided by (used in) operating activities	$8,668	$(2,220)	$10,888
Net cash used in investing activities	(26,674)	(1,350)	(25,324)
Net cash used in financing activities	(9,925)	(6,060)	(3,865)
Net decrease in cash, cash equivalents, and restricted cash	$(27,931)	$(9,630)	$(18,301)

Net cash provided by operating activities of $8.7 million for the six months ended June 30, 2025 was primarily driven by cash receipts during the period (see further details in the Capital Resources section below).

Net cash used in investing activities of $26.7 million for the six months ended June 30, 2025 was primarily driven by payments related to the Castle Creek royalty financing of $5.0 million and the payment for the BioInvent contract-based intangible asset of $20.6 million.

Net cash used in financing activities of $9.9 million for the six months ended June 30, 2025 was primarily due to principal repayments on our Blue Owl Loan of $5.1 million, payments of dividends on our Series A and Series B Preferred Stock of $2.7 million, repurchases of common stock of $2.4 million, and taxes paid related to the net share settlement of equity awards of $0.6 million, partially offset by proceeds from the exercise of options and other share-based compensation of $0.9 million.

Capital Resources

We have historically financed our operations and acquisitions through debt facilities, the issuance of our common stock, Series A and Series B Preferred Stock, and amounts received as milestone payments under our license agreements. Cash received from commercial payments related to sales of VABYSMO will be used to pay down the principal amount and interest due on our Blue Owl Loan until the loan is repaid in full. We also receive cash payments from our purchased receivables and these receipts have been increasing in recent years as our portfolio matures. Below is a summary of the cash received from our purchased receivables and contracts with customers for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Royalties and commercial payments
VABYSMO	$—	$—	$11,145	$7,396
OJEMDA	1,540	—	2,828	—
MIPLYFFA	691	—	1,104	—
IXINITY	369	444	930	794
OTHER	29	26	30	51
Total royalties and commercial payments	2,629	470	16,037	8,241
Other receipts from purchased receivables	—	17,100	4,000	17,100
Receipts from contracts with customers	9,025	5,025	9,575	7,025
Total cash receipts	$11,654	$22,595	$29,612	$32,366

We have incurred significant operating losses since our inception and as of June 30, 2025, we had an accumulated deficit of $1.2 billion. As of June 30, 2025, we had $75.1 million in unrestricted cash and cash equivalents and $3.4 million in restricted cash. Based on our current cash balance and our planned discretionary spending, such as royalty or other acquisitions, we believe that our current financial resources are sufficient to fund our planned operations, commitments, and contractual obligations for a period of at least one year following the filing date of this Quarterly Report.

The generation of future income and revenue related to licenses, milestone payments, and royalties is dependent on the achievement of milestones or product sales by our existing partners. Milestone payments earned in prior periods are not indicative of anticipated milestone payments in future periods. We may seek additional capital through our 2018 Common Stock ATM Agreement or our 2021 Series B Preferred Stock ATM Agreement (see Note 12 to the condensed consolidated financial statements), or through other public or private debt or equity transactions. Our ability to raise additional capital in the equity and debt markets, should we choose to do so, is dependent on a number of factors including, but not limited to, the market demand for our common and preferred stock, which are subject to a number of development and business risks and uncertainties, our creditworthiness and whether were are able to raise such additional capital at a price or on terms that are favorable to us, if at all. If we are unable to raise additional funds when we need them, our business and operations may be adversely affected.

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

In June 2023 we entered into a lease for our headquarters in Emeryville, California. The lease commenced in November 2023 and has a term of 65 months. As of June 30, 2025, we expect to incur incremental undiscounted costs of $0.3 million associated with our building lease.

We will be required to make future expenditures related to the obligations and liabilities we assumed in the Kinnate acquisition. We expect these costs to be funded in full by the cash we received upon the closing of the merger.

Stock Repurchase Program: On January 2, 2024, our Board authorized our stock repurchase program which permits us to purchase up to $50.0 million of our common stock through January 2027. During the quarter ended June 30, 2025, we repurchased and retired approximately $1.8 million of our common stock under our stock repurchase program. These repurchases exceeded the $1.0 million de minimus threshold established by Internal Revenue Code Section 4501, resulting in a 1% excise tax of $24,000. The excise tax was recorded as a non-cash reduction to stockholders’ equity and did not impact our net income or operating cash flows. As of June 30, 2025, we purchased a total of 108,170 shares of common stock pursuant to the stock repurchase program for $2.4 million.

Long-Term Debt: Under the Blue Owl Loan Agreement, the outstanding principal balance bears interest at an annual rate of 9.875%. XRL began making payments of interest under the Blue Owl Loan Agreement semi-annually, in March 2024 using the royalties received on worldwide net sales of VABYSMO, pursuant to the Affitech CPPA. On each interest payment date, any shortfall in interest payment will be paid from the interest reserve, any uncured shortfall in interest payment that exceeds the interest reserve will increase the outstanding principal amount of the loan, and any royalty payments in excess of accrued interest on the loan will be used to repay the principal of the loan until the balance is fully repaid. As of June 30, 2025, XRL held restricted cash of $3.4 million in reserve accounts that may only be used to pay interest and administrative fees and XRL’s operating expenses pursuant to the Blue Owl Loan Agreement. As of June 30, 2025, the current and non-current portion of the initial term loan was $11.7 million and $102.2 million, respectively, and $3.3 million of the restricted cash was classified as non-current.

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

Collaborative Agreements, Royalties, and Milestone Payments: We may need to make potential future milestone payments and pay legal fees to third parties as part of our licensing and development programs. Payments under these agreements become due and payable only upon the achievement of certain developmental, regulatory, and commercial milestones by our licensees. Because it is uncertain if and when these milestones will be achieved, such contingencies, aggregating up to $12.1 million (assuming one product per contract meets all milestone events) have not been recorded on our condensed consolidated balance sheet as of June 30, 2025, including the $10.0 million BioInvent contingent consideration. We are unable to determine precisely when and if our payment obligations under the agreements will become due as these obligations are based on milestone events, the achievement of which is subject to a significant number of risks and uncertainties. We expect all payments due to be funded by a portion of the related milestone or royalty revenue we receive or we expect these payments to be reimbursed by our licensees.

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

Changes in Commitments and Contingencies

Our commitments and contingencies were reported in our Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC. Except as described below, there have been no material changes during the six months ended June 30, 2025 from the commitments and contingencies previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024.

In March 2025, we paid the final $6.0 million in milestones due to Affitech.

On May 27, 2025, we entered into the BioInvent Agreement pursuant to which we acquired all of BioInvent's remaining rights to milestone payments and royalties related to mezagitamab under the BioInvent License Agreement. We are obligated to pay BioInvent $10.0 million upon FDA approval of mezagitamab for the treatment of IgA nephropathy in the U.S.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not currently engaged in any legal proceedings that in the opinion of our management, if determined adversely to us, would individually or taken together have a material adverse effect on our business, results of operations, financial position or cash flows. However, from time to time, we may become involved in litigation, arbitration or other proceedings relating to claims arising from the ordinary course of business.

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

ITEM 1A. RISK FACTORS

Except as discussed in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025, there have been no material changes in our risk factors as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. For a detailed description of our risk factors, refer to Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 and Part II, Item 1A, “Risk Factors” of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

On January 2, 2024, the Board authorized our stock repurchase program, which permits us to purchase up to $50.0 million of our common stock through January 2027. Under the program, we have discretion in determining the conditions under which shares may be purchased from time to time, including through transactions in the open market, in privately negotiated transactions, under plans compliant with Rule 10b5-1 under the Exchange Act, or by other means in accordance with applicable laws. The manner, number, price, structure, and timing of the repurchases, if any, will be determined at our sole discretion and repurchases, if any, depend on a variety of factors, including legal requirements, price and economic and market conditions, royalty and milestone acquisition opportunities, and other factors. The repurchase authorization does not obligate us to acquire any particular amount of our common stock. The Board may suspend, modify, or terminate the stock repurchase program at any time without prior notice. All common stock repurchased by us during the three months ended June 30, 2025 were subsequently retired. Our repurchases of our common stock during the three months ended June 30, 2025 were as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 – April 30, 2025	56,489	$21.48	56,489	$48,228,821
May 1 – May 31, 2025	14,230	$24.16	14,230	$47,884,957
June 1 – June 30, 2025	10,963	$24.45	10,963	$47,616,819
Total	81,682		81,682	$47,616,819

(1)The number of shares purchased is based on the settlement date.
(2)Average price per share includes commissions.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(c) Trading Plans

During the fiscal quarter ended June 30, 2025, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (in each case, as defined in Item 408(a) of Regulation S-K).

ITEM 6. EXHIBITS

		Incorporation By Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

2.1	Agreement and Plan of Merger between the Company, Kinnate and Merger Sub, dated February 16, 2024	8-K	001-39801	2.1	02/16/2024

2.2	Contingent Value Rights Agreement, dated April 3, 2024, by and between the Company, XRA 1 Corp., Broadridge Corporate Issuer Solutions, LLC and Fortis Advisors LLC.	8-K	001-39801	2.2	04/03/2024

2.3	Plan of Conversion of the Company	8-K	001-39801	2.1	05/30/2025

3.1	Articles of Incorporation of the Company	8-K	001-39801	3.1	05/30/2025

3.2+	Certificate of Designation of Series X Convertible Preferred Stock

3.3+	Certificate of Designation of 8.625% Series A Cumulative Perpetual Preferred Stock

3.4+	Certificate of Designation of 8.375% Series B Cumulative Perpetual Preferred Stock

3.5	Bylaws of the Company	8-K	001-39801	3.2	05/30/2025

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, and 3.5

4.2	Deposit Agreement, dated effective April 9, 2021, by and among the Company, American Stock Transfer & Trust Company, LLC, as depositary, and the holders of the depositary receipts issued thereunder	8-K	001-39801	4.1	04/08/2021

4.3	Form of Warrants (May 2018 Warrants)	10-Q	000-14710	4.6	08/07/2018

4.4	Form of Warrants (March 2019 Warrants)	10-Q	000-14710	4.7	05/06/2019

4.5	Form of Warrant (December 2023) ($35.00 Exercise Price)	8-K	001-39801	4.1	12/19/2023

4.6	Form of Warrant (December 2023) ($42.50 Exercise Price)	8-K	001-39801	4.2	12/19/2023

4.7	Form of Warrant (December 2023) ($50.00 Exercise Price)	8-K	001-39801	4.3	12/19/2023

4.8	Form of Indenture	S-3	333-277794	4.6	03/08/2024

10.1	Amended and Restated 2010 Long Term Incentive and Stock Award Plan	8-K	001-39801	10.1	05/30/2025

10.2+	Form of Indemnity Agreement for Directors and Officers

Incorporation By Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

31.1+	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

31.2+	Certification of Chief Financial Officer, as required by Rule 13a 14(a) or Rule 15d 14(a) of the Securities Exchange Act of 1934

32.1(1)	Certifications of Chief Executive Officer and Chief Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. §1350

101.INS+	Inline XBRL Instance Document

101.SCH+	Inline XBRL Schema Document

101.CAL+	Inline XBRL Calculation Linkbase Document

101.DEF+	Inline XBRL Definition Linkbase Document

101.LAB+	Inline XBRL Labels Linkbase Document

101.PRE+	Inline XBRL Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
+	Filed herewith.
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

XOMA Royalty Corporation

Date: August 13, 2025	By:	/s/ OWEN HUGHES
Owen Hughes Chief Executive Officer (Principal Executive Officer)

Date: August 13, 2025	By:	/s/ THOMAS BURNS
Thomas Burns Senior Vice President, Finance and Chief Financial Officer (Principal Financial and Principal Accounting Officer)