Form 10-Q
period 2025-09-30
XOMA Royalty Corp
filed 2025-11-12
CIK 791908

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 7, 2025, the registrant had 12,383,103 shares of common stock, $0.0075 par value per share, outstanding.

XOMA ROYALTY CORPORATION

FORM 10-Q

9
		Page
Glossary of Terms and Abbreviations		3

PART I	FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements	8

	Condensed Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024 (unaudited)	8

	Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2025 and 2024 (unaudited)	9

	Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2025 and 2024 (unaudited)	10

	Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity for the Three and Nine Months Ended September 30, 2025 and 2024 (unaudited)	11

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2025 and 2024 (unaudited)	13

	Notes to Condensed Consolidated Financial Statements (unaudited)	15

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	59

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	70

Item 4.	Controls and Procedures	70

PART II	OTHER INFORMATION	71

Item 1.	Legal Proceedings	71

Item 1A.	Risk Factors	71

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	72

Item 3.	Defaults Upon Senior Securities	73

Item 4.	Mine Safety Disclosures	73

Item 5.	Other Information	73

Item 6.	Exhibits	74

Signatures		76

GLOSSARY OF TERMS AND ABBREVIATIONS

Abbreviations	Definition
2010 Plan	The Company's 2010 Long Term Incentive and Stock Award Plan, as amended
2018 Common Stock ATM Agreement	At The Market Issuance Sales Agreement with HCW dated December 18, 2018
2021 Series B Preferred Stock ATM Agreement	At The Market Issuance Sales Agreement with B. Riley dated August 5, 2021
2025 Common Stock ATM Agreement	At the Market Issuance Sales Agreement with Leerink dated October 3, 2025
2025 Series B Preferred Stock ATM Agreement	At The Market Issuance Sales Agreement with HCW dated October 3, 2025
AAA	Assignment and Assumption Agreement
Affitech	Affitech Research AS
Affitech CPPA	The Company's Commercial Payment Purchase Agreement with Affitech dated October 6, 2021
Aptevo	Aptevo Therapeutics Inc.
Aptevo CPPA	The Company’s Payment Interest Purchase Agreement with Aptevo dated March 29, 2023, referred to herein as “Aptevo Commercial Payment Purchase Agreement” or “Aptevo CPPA”
Alexion	Alexion Pharmaceuticals
Alexion License Agreement	Exclusive License Agreement between the Company and Alexion (formerly Amolyt Pharma SAS, “Amolyt”) dated December 19, 2024
ASC	Accounting Standards Codification
ASC 250	ASC Topic 250, Accounting Changes and Error Corrections
ASC 310	ASC Topic 310, Receivables
ASC 450	ASC Topic 450, Contingencies
ASC 606	ASC Topic 606, Revenue from Contracts with Customers
ASC 805	ASC Topic 805, Business Combinations
ASC 815	ASC Topic 815, Derivatives and Hedging
ASC 835-30	ASC Subtopic 835-30, Interest – Imputation of Interest
ASC 842	ASC Topic 842, Leases
ASU	Accounting Standards Update
Bayer License Agreement	Out-license agreement to Bayer HealthCare LLC from Daré dated January 10, 2020, related to the development and commercialization of OVAPRENE
BioInvent	BioInvent International AB
BioInvent License Agreement	Cross-Licensing Agreement between the Company and BioInvent dated November 21, 2003, as amended on September 14, 2004, November 13, 2009, and September 6, 2018
BioInvent Agreement

Royalty Purchase Agreement between Meza Royalty 1 LLC (a wholly-owned subsidiary of the Company) and BioInvent dated May 27, 2025, related to the acquisition of BioInvent’s remaining rights to milestone payments and royalties under the BioInvent License Agreement

Black-Scholes Model	Black-Scholes Option Pricing Model
Blue Owl	Blue Owl Capital Corporation
Blue Owl Loan	Loan pursuant to the Blue Owl Loan Agreement
Blue Owl Loan Agreement	Loan agreement dated as of December 15, 2023, between XRL, the lenders from time to time party thereto and Blue Owl, as administrative agent
Board	The Company’s Board of Directors

Boston Lease	The Lease Agreement between HilleVax and Harrison dated March 14, 2022
B. Riley	B. Riley Securities, Inc.
Broadridge	Broadridge Corporate Issuer Solutions, LLC
BVF	Biotechnology Value Fund, L.P.
Castle Creek	Castle Creek Biosciences, Inc. and Castle Creek Biosciences, LLC, collectively
Castle Creek PRV Interest	The Company’s right to receive 6.7% of the proceeds from a potential PRV sale
Company	XOMA Royalty Corporation, including its subsidiaries
CPPA	Commercial Payment Purchase Agreement
CVR	Contingent value right
Daré	Daré Bioscience, Inc.
Daré RPAs	The Company's Traditional RPA and Synthetic RPA with Daré dated April 29, 2024
Daré Organon License Agreement	Out-license agreement to Organon from Daré dated March 31, 2022, related to the development and commercialization of XACIATO, as amended on July 4, 2023
Day One	Day One Biopharmaceuticals
Day One License Agreement	License Agreement for RAF between Viracta and Day One dated December 16, 2019, as amended on March 4, 2024 (assumed by the Company as part of Viracta Assignment Agreements)
EIR	Effective interest rate
EMA	European Medicines Agency
ESPP	2015 Employee Stock Purchase Plan, as amended
ESSA	ESSA Pharma Inc.
ESSA Acquisition Agreement	Business Combination Agreement between Xeno and ESSA dated July, 13, 2025, related to the acquisition of the issued and outstanding securities of ESSA by XenoTherapeutics.
Exchange Act	U.S. Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FDA	U.S. Food and Drug Administration
FDIC	Federal Deposit Insurance Corporation
Fortis	Fortis Advisors LLC, representative of the Kinnate CVR holders under the Kinnate CVR Agreement
GAAP	Generally accepted accounting principles
G&A	General and administrative
Harrison	B9 LS Harrison & Washington LLC
HCRP	Healthcare Royalty Partners II, L.P.
HCW	H.C. Wainwright & Co., LLC
HilleVax	HilleVax, Inc.
HilleVax CVR Agreement	The Contingent Value Rights Agreement by and between the Company, Broadridge, and Dr. Robert Hershberg dated August 11, 2025
HilleVax Merger Agreement	The Agreement and Plan of Merger by and among the Company, XRA 4, and HilleVax dated August 4, 2025
ImmunityBio	ImmunityBio, Inc. (formerly NantCell, Inc.)
ImmunityBio License Agreement	Out-license agreement to ImmunityBio from LadRx dated July 27, 2017, related to the development and commercialization of Aldoxorubicin, as amended on September 27, 2018, terminated on June 3, 2024
IRA	Inflation Reduction Act
IP	Intellectual Property
IPR&D	In-Process Research and Development
IXINITY®	coagulation factor IX (recombinant)
Janssen	Janssen Biotech, Inc.

Janssen License Agreement	The Company’s License Agreement with Janssen dated August 5, 2019
Kinnate	Kinnate Biopharma Inc.
Kinnate CVR Agreement	The Contingent Value Rights Agreement by and between the Company, Broadridge, and Fortis dated April 3, 2024
Kinnate Merger Agreement	The Agreement and Plan of Merger by and among the Company, XRA, and Kinnate dated February 16, 2024
Kuros	Kuros Biosciences AG, Kuros US LLC, and Kuros Royalty Fund (US) LLC, collectively
Kuros RPA	The Company's Royalty Purchase Agreement with Kuros dated July 14, 2021
LadRx	LadRx Corporation (formerly CytRx Corporation)
LadRx Agreements	LadRx AAA and LadRx RPA
LadRx AAA	The Company’s Assignment and Assumption Agreement with LadRx dated June 21, 2023
LadRx RPA	The Company’s Royalty Purchase Agreement with LadRx dated June 21, 2023 and subsequently amended on June 3, 2024
LAVA	LAVA Therapeutics N.V.
LAVA Purchase Agreement	Share Purchase Agreement between the Company and LAVA dated August 3, 2025, related to the acquisition of the issued and outstanding ordinary shares of LAVA.
Leerink	Leerink Partners LLC
Ligand	Ligand Pharmaceuticals Incorporated
MAA	Marketing Authorization Application
Medexus	Medexus Pharmaceuticals, Inc.
Mezagitamab	TAK-079, a fully human monoclonal antibody targeting CD38 being developed by Takeda for the treatment of IgA nephropathy and other indications
MIPLYFFA™	arimoclomol
Moffitt	H. Lee Moffitt Cancer Center
Moffitt APA	Asset Purchase Agreement between Turnstone and Moffitt dated June 26, 2025, related to the sale of Turnstone’s IP to Moffitt
Mural	Mural Oncology PLC
Mural Transaction Agreement	The Transaction Agreement by and among the Company, XRA 5, and Mural dated August 20, 2025
Myst	Myst Therapeutics, Inc.
OJEMDA™	tovorafenib
Organon	Organon International GmbH
OVAPRENE®	An investigational hormone-free monthly intravaginal contraceptive
Palo	Palobiofarma, S.L.
Palo RPA	The Company's Royalty Purchase Agreement with Palo dated September 26, 2019
Pfizer	Pfizer, Inc.
Pierre Fabre	Pierre Fabre Médicament, SAS
Priority Review Voucher, or PRV	A voucher that may be granted by the FDA to Castle Creek if D-Fi is approved as a treatment for a rare pediatric disease, which could be sold to a third party
PSU	Performance stock unit
Pulmokine	Pulmokine, Inc.
Pulmokine Merger Agreement	The Agreement and Plan of Merger by and among the Company, XRA 2 Corp., Pulmokine, Shareholder Representative Services LLC, Each Management Stockholder dated November 26, 2024
R&D	Research and development
Regeneron	Regeneron Pharmaceuticals, Inc.

Rezolute	Rezolute, Inc. (formerly Antria Bio, Inc.)
Rezolute License Agreement	The Company's License Agreement with Rezolute dated December 6, 2017, as amended in March 2018, January 2019, and March 2020
RPA	Royalty Purchase Agreement
Roche	F. Hoffmann-La Roche AG
RSU	Restricted stock unit
SAB No. 99, Topic 1.M	Staff Accounting Bulletin No. 99 Topic 1.M., Materiality
SAB No. 108, Topic 1.N	Staff Accounting Bulletin No. 108, Considering the Effects of Misstatements when Quantifying Misstatements in the Current Year Financial Statements
SEC	U.S. Securities and Exchange Commission
Securities Act	U.S. Securities Act of 1933, as amended
Series A Preferred Stock	The 8.625% Series A cumulative, perpetual preferred stock issued in December 2020
Series B Preferred Stock	The 8.375% Series B cumulative, perpetual preferred stock issued in April 2021
Series A and Series B Preferred Stock	Series A Preferred Stock and Series B Preferred Stock, collectively
Series B Depositary Shares	The depositary shares, each representing 1/1000th interest in a share of Series B Preferred Stock
Series X Preferred Stock, or Convertible Preferred Stock	The Series X Convertible Preferred Stock
Sildenafil Cream	Sildenafil Cream, 3.6%
Swiss Lease	The Lease Agreement between HilleVax and Anlagestiftung der Migros-Pensionskasse dated August 17, 2021
Takeda	Takeda Pharmaceutical Company Limited
Takeda Collaboration Agreement	The Company's Collaboration Agreement with Takeda dated November 1, 2006, as amended in February 2007 and February 2009
Turnstone	Turnstone Biologics Corp.
Turnstone CVR Agreement	The Contingent Value Rights Agreement by and between the Company, Broadridge, and WT dated August 11, 2025
Turnstone Merger Agreement	The Agreement and Plan of Merger by and among the Company, XRA 3, and Turnstone dated June 26, 2025
Twist	Twist Bioscience Corporation
Twist RPA	The Company’s Royalty Purchase Agreement with Twist dated October 21, 2024
U.S.	United States
VABYSMO®	faricimab-svoa
Viracta	Viracta Therapeutics, Inc.
Viracta Assignment Agreements	Assignment and Novation Agreement by and among Viracta, the Company, and Day One dated December 3, 2024 and Intellectual Property Assignment between Viracta and the Company dated December 3, 2024
Viracta RPA	The Company's Royalty Purchase Agreement with Viracta dated March 22, 2021, as amended March 4, 2024
XACIATO™	Clindamycin phosphate vaginal gel 2%
XenoTherapeutics, or Xeno	XenoTherapeutics, Inc. and Xeno Acquisition Corp.
XenoTherapeutics Arranger Letter Agreement	The Company’s Arranger Letter Agreement with XenoTherapeutics, dated July 14, 2025
WT	WT Representative LLC, representative of the Turnstone CVR holders under the Turnstone CVR Agreement
XOMA	XOMA Royalty Corporation, including its subsidiaries
XRA	XRA 1 Corp. a wholly-owned subsidiary of the Company

XRA 3	XRA 3 Corp. a wholly-owned subsidiary of the Company
XRA 4	XRA 4 Corp. a wholly-owned subsidiary of the Company
XRA 5	XRA 5 Corp. a wholly-owned subsidiary of the Company
XRL	XRL 1 LLC, a wholly-owned subsidiary of the Company
Zevra	Zevra Therapeutics, Inc. (formerly KemPharm Denmark A/S)
Zevra APA

Asset Purchase Agreement dated May 13, 2011 between LadRx and Orphazyme ApS, and assigned to Zevra as of June 1, 2022, related to the sale of arimoclomol from LadRx to Zevra (assumed by the Company as part of LadRx AAA)

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

XOMA ROYALTY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except share and per share amounts)

	September 30,	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$45,189	$101,654
Short-term restricted cash	45,288	1,330
Investment in equity securities	1,521	3,529
Trade and other receivables, net	3,573	1,839
Short-term royalty and commercial payment receivables under the EIR method	13,269	14,763
Short-term royalty and commercial payment receivables under the cost recovery method	900	413
Prepaid expenses and other current assets	967	2,076
Total current assets	110,707	125,604

Long-term restricted cash	40,076	3,432
Property and equipment, net	24	32
Operating lease right-of-use assets	272	319
Long-term royalty and commercial payment receivables under the EIR method	4,678	4,970
Long-term royalty and commercial payment receivables under the cost recovery method	57,864	55,936
Exarafenib milestone asset (Note 6)	3,500	3,214
Investment in warrants	595	—
Intangible assets, net	44,556	25,909
Other assets - long term	879	1,861
Total assets	$263,151	$221,277

LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,654	$1,053
Accrued and other liabilities	4,134	5,752
Contingent consideration under RPAs, AAAs, and CPPAs	—	3,000
Operating lease liabilities	2,508	446
Unearned revenue recognized under units-of-revenue method	1,320	1,361
Preferred stock dividend accrual	1,368	1,368
Current portion of long-term debt	14,345	11,394
Contingent value rights liabilities - current portion	1,976	—
Total current liabilities	28,305	24,374
Unearned revenue recognized under units-of-revenue method – long-term	3,473	4,410
Exarafenib milestone contingent consideration (Note 6)	3,500	3,214
Long-term operating lease liabilities	20,678	483
Long-term debt	94,382	106,875
Contingent value rights liabilities – long-term	4,807	—
Deferred tax liability	49	—
Total liabilities	155,194	139,356

Commitments and Contingencies (Note 11)

Convertible preferred stock, $0.05 par value, 5,003 shares authorized, issued and outstanding as of September 30, 2025 and December 31, 2024	20,019	20,019

Stockholders’ equity:
8.625% Series A cumulative, perpetual preferred stock, $0.05 par value, 984,000 shares authorized, issued and outstanding as of September 30, 2025 and December 31, 2024	49	49
8.375% Series B cumulative, perpetual preferred stock, $0.05 par value, 3,600 shares authorized, 1,600 shares issued and outstanding as of September 30, 2025 and December 31, 2024	—	—
Common stock, $0.0075 par value, 277,333,332 shares authorized, 12,310,300 and 11,952,377 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	92	90
Additional paid-in capital	1,301,542	1,298,747
Accumulated other comprehensive income	121	73
Accumulated deficit	(1,213,866)	(1,237,057)
Total stockholders’ equity	87,938	61,902
Total liabilities, convertible preferred stock and stockholders’ equity	$263,151	$221,277

The accompanying notes are an integral part of these condensed consolidated financial statements.

XOMA ROYALTY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Income and revenues:
Income from purchased receivables under the EIR method	$6,962	$5,423	$19,039	$9,985
Income from purchased receivables under the cost recovery method	1,857	1,040	9,125	1,910
Revenue from contracts with customers	225	25	9,250	6,050
Revenue recognized under units-of-revenue method	307	709	978	1,828
Total income and revenues	9,351	7,197	38,392	19,773

Operating expenses:
Research and development	69	817	1,431	2,011
General and administrative	9,734	8,020	25,682	27,485
Credit losses on purchased receivables	—	14,000	—	23,000
Amortization of intangible assets	878	—	2,077	—
Total operating expenses	10,681	22,837	29,190	52,496

Income (loss) from operations	(1,330)	(15,640)	9,202	(32,723)

Other (expense) income, net:
Gains on acquisitions	18,004	—	18,004	19,316
Change in fair value of embedded derivative related to RPA	—	—	—	8,100
Interest expense	(3,301)	(3,493)	(10,004)	(10,446)
Other income, net	727	1,890	8,456	5,900
Net income (loss) before tax	14,100	(17,243)	25,658	(9,853)
Income tax expense	(49)	—	(49)	—
Net income (loss)	$14,051	$(17,243)	$25,609	$(9,853)

Net income (loss) available to (attributable to) common stockholders (Note 3):
Basic	$8,981	$(18,611)	$15,192	$(13,957)
Diluted	$12,683	$(18,611)	$21,505	$(13,957)

Net income (loss) per share available to (attributable to) common stockholders:
Basic	$0.74	$(1.59)	$1.26	$(1.20)
Diluted	$0.70	$(1.59)	$1.20	$(1.20)

Weighted-average shares used in computing net income (loss) per share available to (attributable to) common stockholders:
Basic	12,137	11,712	12,038	11,645
Diluted	18,141	11,712	17,932	11,645

The accompanying notes are an integral part of these condensed consolidated financial statements.

XOMA ROYALTY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited)

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Net income (loss)	$14,051	$(17,243)	$25,609	$(9,853)
Net unrealized gain on available-for-sale debt securities	4	104	53	104
Foreign currency translation adjustment	(5)	—	(5)	—
Comprehensive income (loss)	$14,050	$(17,139)	$25,657	$(9,749)

The accompanying notes are an integral part of these condensed consolidated financial statements.

XOMA ROYALTY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands)

	Convertible		Series A		Series B				Additional	Accumulated		Total
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-In	Other Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balance, December 31, 2024	5	$20,019	984	$49	2	$—	11,952	$90	$1,298,747	$73	$(1,237,057)	$61,902
Exercise of stock options	—	—	—	—	—	—	21	—	85	—	—	85
Issuance of common stock related to 401(k) contribution	—	—	—	—	—	—	5	—	141	—	—	141
Stock-based compensation expense	—	—	—	—	—	—	—	—	1,983	—	—	1,983
Preferred stock dividends	—	—	—	—	—	—	—	—	(1,368)	—	—	(1,368)
Repurchase of common stock	—	—	—	—	—	—	(25)	—	—	—	(545)	(545)
Net unrealized gain on available-for-sale debt securities	—	—	—	—	—	—	—	—	—	45	—	45
Net income	—	—	—	—	—	—	—	—	—	—	2,367	2,367
Balance, March 31, 2025	5	$20,019	984	$49	2	$—	11,953	$90	$1,299,588	$118	$(1,235,235)	$64,610
Exercise of stock options	—	—	—	—	—	—	30	—	123	—	—	123
Issuance of common stock related to ESPP	—	—	—	—	—	—	10	—	119	—	—	119
Issuance of common stock related to RSUs	—	—	—	—	—	—	15	—	—	—	—	—
Issuance of common stock related to PSUs	—	—	—	—	—	—	136	1	(1)	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	1,605	—	—	1,605
Preferred stock dividends	—	—	—	—	—	—	—	—	(1,368)	—	—	(1,368)
Repurchase of common stock	—	—	—	—	—	—	(82)	(1)	—	—	(1,848)	(1,849)
Net unrealized gain on available-for-sale debt securities	—	—	—	—	—	—	—	—	—	4	—	4
Net income	—	—	—	—	—	—	—	—	—	—	9,191	9,191
Balance, June 30, 2025	5	$20,019	984	$49	2	$—	12,062	$90	$1,300,066	$122	$(1,227,892)	$72,435
Exercise of stock options	—	—	—	—	—	—	127	1	1,075	—	—	1,076
Issuance of common stock related to PSUs	—	—	—	—	—	—	122	1	(1)	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	1,770	—	—	1,770
Preferred stock dividends	—	—	—	—	—	—	—	—	(1,368)	—	—	(1,368)
Repurchase of common stock	—	—	—	—	—	—	(1)	—	—	—	(25)	(25)
Net unrealized gain on available-for-sale debt securities	—	—	—	—	—	—	—	—	—	4	—	4
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	(5)	—	(5)
Net income	—	—	—	—	—	—	—	—	—	—	14,051	14,051
Balance, September 30, 2025	5	$20,019	984	$49	2	$—	12,310	$92	$1,301,542	$121	$(1,213,866)	$87,938

	Convertible		Series A		Series B				Additional	Accumulated		Total
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-In	Other Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balance, December 31, 2023	5	$20,019	984	$49	2	$—	11,495	$86	$1,291,790	$—	$(1,223,223)	$68,702
Exercise of stock options	—	—	—	—	—	—	135	1	621	—	—	622
Issuance of common stock related to 401(k) contribution	—	—	—	—	—	—	7	—	118	—	—	118
Stock-based compensation expense	—	—	—	—	—	—	—	—	2,856	—	—	2,856
Preferred stock dividends	—	—	—	—	—	—	—	—	(1,368)	—	—	(1,368)
Repurchase of common stock	—	—	—	—	—	—	(1)	—	—	—	(13)	(13)
Net loss	—	—	—	—	—	—	—	—	—	—	(8,595)	(8,595)
Balance, March 31, 2024	5	$20,019	984	$49	2	$—	11,636	$87	$1,294,017	$—	$(1,231,831)	$62,322
Exercise of stock options	—	—	—	—	—	—	15	—	250	—	—	250
Issuance of common stock related to ESPP	—	—	—	—	—	—	7	—	95	—	—	95
Stock-based compensation expense	—	—	—	—	—	—	—	—	2,690	—	—	2,690
Preferred stock dividends	—	—	—	—	—	—	—	—	(1,368)	—	—	(1,368)
Net income	—	—	—	—	—	—	—	—	—	—	15,985	15,985
Balance, June 30, 2024	5	$20,019	984	$49	2	$—	11,658	$87	$1,295,684	$—	$(1,215,846)	$79,974
Exercise of stock options	—	—	—	—	—	—	97	1	732	—	—	733
Stock-based compensation expense	—	—	—	—	—	—	—	—	2,590	—	—	2,590
Preferred stock dividends	—	—	—	—	—	—	—	—	(1,368)	—	—	(1,368)
Net unrealized gain on available-for-sale debt securities	—	—	—	—	—	—	—	—	—	104	—	104
Net loss	—	—	—	—	—	—	—	—	—	—	(17,243)	(17,243)
Balance, September 30, 2024	5	$20,019	984	$49	2	$—	11,755	$88	$1,297,638	$104	$(1,233,089)	$64,790

The accompanying notes are an integral part of these condensed consolidated financial statements.

XOMA ROYALTY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$25,609	$(9,853)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Adjustment for income from EIR method purchased receivables	627	(9,985)
Stock-based compensation expense	5,358	8,136
Gains on acquisitions	(18,004)	(19,316)
Credit losses on purchased receivables	—	23,000
Gain on sale of equity securities	(3,663)	—
Income tax expense	49	—
Common stock contribution to 401(k)	141	118
Amortization of intangible assets	2,077	—
Depreciation	8	8
Accretion of long-term debt discount and debt issuance costs	1,136	996
Non-cash lease expense	47	45
Change in fair value of equity securities	(1,230)	(624)
Change in fair value of available-for-sale debt securities classified as cash equivalents	49	104
Change in fair value of derivatives	10	—
Changes in assets and liabilities:
Trade and other receivables, net	(1,187)	(41)
Prepaid expenses and other assets	1,839	(72)
Accounts payable and accrued liabilities	(3,248)	(1,348)
Operating lease liabilities	(268)	(185)
Unearned revenue recognized under units-of-revenue method	(978)	(1,828)
Net cash provided by (used in) operating activities	8,372	(10,845)

Cash flows from investing activities:
Net cash acquired in Kinnate acquisition	—	18,926
Net cash, cash equivalents, and restricted cash acquired in Turnstone acquisition	3,943	—
Net cash, cash equivalents, and restricted cash acquired in HilleVax acquisition	46,832	—
Payments of consideration under RPAs, AAAs, and CPPAs	(8,000)	(37,000)
Receipts under RPAs, AAAs, and CPPAs	3,139	26,263
Payment for BioInvent contract-based intangible asset	(20,725)	—
Payment of contingent consideration related to Kinnate IP asset	(550)	—
Purchase of property and equipment	—	(17)
Purchase of equity securities	(99)	—
Sale of equity securities	6,999	—
Net cash provided by investing activities	31,539	8,172

Cash flows from financing activities:
Principal payments – debt	(10,598)	(6,902)
Debt issuance costs and loan fees paid in connection with long-term debt	(80)	(740)
Payment of preferred stock dividends	(4,104)	(4,104)
Repurchases of common stock	(2,395)	(13)
Proceeds from exercise of options and other share-based compensation	3,422	4,127
Taxes paid related to net share settlement of equity awards	(2,019)	(2,429)
Net cash used in financing activities	(15,774)	(10,061)

Net increase (decrease) in cash, cash equivalents, and restricted cash	24,137	(12,734)
Cash, cash equivalents, and restricted cash as of the beginning of the period	106,416	159,550
Cash, cash equivalents, and restricted cash as of the end of the period	$130,553	$146,816

Supplemental cash flow information:
Cash paid for interest	$11,906	$9,985
Cash paid for taxes	$277	$—

Non-cash investing and financing activities:
Accrual of contingent value rights liability in the Turnstone acquisition	$1,110	$—
Accrual of contingent value rights liability in the HilleVax acquisition	$5,673	$—
Right-of-use assets obtained in exchange for operating lease liabilities in the HilleVax acquisition	$22,525	$—
Relative fair value basis reduction of right-of-use assets in the HilleVax acquisition	$(22,525)	$—
Transaction costs in connection with the Turnstone acquisition included in accounts payable	$92	$—
Transaction costs in connection with the HilleVax acquisition included in accounts payable and accrued expenses	$449	$—
Excise tax accrual due to stock repurchases	$24	$—
Preferred stock dividend accrual	$1,368	$1,368
Estimated fair value of the Exarafenib milestone asset	$—	$2,922
Estimated fair value of the Exarafenib milestone contingent consideration	$—	$2,922
Right-of-use assets obtained in exchange for operating lease liabilities in the Kinnate acquisition	$—	$824
Relative fair value basis reduction of rights-of-use assets in the Kinnate acquisition	$—	$(824)
Accrual of contingent consideration under the Affitech CPPA	$—	$3,000
Accrual of contingent consideration under the LadRx AAA	$—	$1,000

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

Liquidity and Financial Condition

The Company has incurred significant operating losses and negative cash flows from operations since its inception. As of September 30, 2025, the Company had cash, cash equivalents, and restricted cash of $130.6 million.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, income, revenue and expenses, and related disclosures. Management routinely evaluates its estimates including, but not limited to, those related to projected cash flows associated with income from purchased receivables under the EIR method, income from purchased receivables under the cost recovery method, revenue from contracts with customers, revenue recognized under the units-of-revenue method, royalty and commercial payment receivables, fair value of intangible assets acquired in asset acquisitions, contingent consideration for asset acquisitions, the Exarafenib milestone asset and contingent consideration, contingent consideration for purchased receivables, amortization of the Blue Owl Loan, accrued expenses, stock-based compensation, and warrants to purchase shares of third party stock. The Company bases its estimates on historical experience and on various other market-specific and other relevant assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

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

Cash, Cash Equivalents, and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated statements of cash flows (in thousands):

	September 30,	December 31,
	2025	2024
Unrestricted cash	$10,182	$8,983
Unrestricted cash equivalents	35,007	92,671
Total unrestricted cash and cash equivalents	$45,189	$101,654
Short-term restricted cash	45,288	1,330
Long-term restricted cash	40,076	3,432
Total restricted cash	$85,364	$4,762
Total unrestricted and restricted cash and cash equivalents	$130,553	$106,416

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

As of September 30, 2025, all investments in debt securities were held in U.S. treasury bills and classified as available-for-sale. There was no allowance for credit losses on investments in debt securities as of September 30, 2025. The Company redeemed upon maturity $72.4 million of available-for-sale debt securities during the nine months ended September 30, 2025. During the three and nine months ended September 30, 2025, the Company realized gains of $0.3 million and $0.7 million, respectively, from those redemptions. There were no sales or realized gains of available-for-sale debt securities during the three and nine months ended September 30, 2024.

Cash equivalents classified as available-for-sale debt securities consisted of the following (in thousands):

	September 30, 2025
	Amortized	Unrealized	Unrealized	Estimated Fair
	Cost Basis	Gains	Losses	Value
U.S. treasury bills	$26,075	$127	$—	$26,202
Total debt securities	$26,075	$127	$—	$26,202

	December 31, 2024
	Amortized	Unrealized	Unrealized	Estimated Fair
	Cost Basis	Gains	Losses	Value
U.S. treasury bills	$20,294	$73	$—	$20,367
Total debt securities	$20,294	$73	$—	$20,367

Restricted Cash

Cash accounts with any type of restriction are classified as restricted cash. If restrictions are expected to be lifted or to be used to pay a third party in the next twelve months, the restricted cash account is classified as current.

The restricted cash balance may only be used to pay lease payments pursuant to the Boston Lease, the purchase price for Mural, and interest expense, administrative fees, and other allowable expenses pursuant to the Blue Owl Loan. Payments of interest under the Blue Owl Loan Agreement are made semi-annually using commercial payments received since the immediately preceding interest payment date under the Affitech CPPA. On each interest payment date, if the commercial payments received are less than the total interest due for the respective quarter, the shortfall in interest payment would be paid from the reserve account.

Payments of administrative fees under the Blue Owl Loan Agreement are made semi-annually on January 1 and July 1 of each year from the reserve account. XOMA will be required to fund an additional $0.8 million into the administrative fee escrow account on July 1, 2027.

Restricted cash consisted of the following (in thousands):

	September 30,	December 31,
	2025	2024
Short-term restricted cash held for Blue Owl Loan	$160	$1,330
Short-term restricted cash held for Boston Lease payments	5,244	—
Short-term restricted cash held for the acquisition of Mural	39,884	—
Total short-term restricted cash	$45,288	$1,330

Long-term restricted cash held for Blue Owl Loan	2,014	3,432
Long-term restricted cash held for Boston Lease security deposit	1,631	—
Long-term restricted cash held for Boston Lease payments	36,431	—
Total long-term restricted cash	$40,076	$3,432
Total restricted cash	$85,364	$4,762

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

For the three months ended September 30, 2025, two counterparties represented 72% and 20% of total income and revenues, respectively. For the nine months ended September 30, 2025, four counterparties represented 48%, 24%, 13%, and 10% of total income and revenues, respectively. For the three months ended September 30, 2024, three counterparties represented 75%, 14% and 10% of total income and revenues, respectively. For the nine months ended September 30, 2024, three counterparties represented 50%, 25% and 10% of total income and revenues, respectively. Two counterparties represented 53% and 28% of trade and other receivables, net balance, respectively, as of September 30, 2025. Two counterparties represented 70% and 27% of the trade and other receivables, net balance, respectively, as of December 31, 2024.

Purchase of Rights to Future Milestones, Royalties, and Commercial Payments

The Company has purchased rights to receive a portion of certain future developmental, regulatory and commercial sales milestones, royalties, and option fees on sales of products currently in clinical development or recently commercialized. Agreements to purchase such rights do not have contractual terms typical of loans (such as contractual principal and interest amounts). As U.S. GAAP does not provide specific authoritative guidance covering such agreements, the Company has analogized and accounted for the amounts paid for these rights as a financial asset that is akin to a loan in accordance with ASC 310 as the Company believes they most closely resemble that of loans under royalty and commercial payment receivables (see Note 4). In addition, the Company may be obligated to make contingent payments related to certain product development milestones and sales-based milestones.

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

Effective Interest Rate Method

The Company accounts for rights to future milestones, royalties, and commercial payments related to commercial products with future cash flows that can be reliably estimated at amortized cost under the prospective EIR method in accordance with ASC 835-30. The EIR is calculated by forecasting the expected cash flows to be received and paid over the life of the asset relative to the receivable’s carrying amount at the time when the Company determines that there are reliable cash flows. The carrying amount of a receivable is made up of the opening balance, which is increased by accrued income and expected cash payments and decreased by cash receipts in the period to arrive at the ending balance. The EIR is recalculated at each reporting period as differences between expected cash flows and actual cash flows are realized and as there are changes to the expected future cash flows. If the EIR for the current period is lower than the prior period and if the gross cash flows have declined (expected and collected), the Company may record an allowance for the change in expected cash flows. Receivables related to income from purchased receivables under the EIR method totaled $17.9 million and $19.8 million as of September 30, 2025 and December 31, 2024, respectively.

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

When the recorded royalty and commercial payment receivables balance have been fully collected, any additional amounts collected are recognized as income from purchased receivables under the cost recovery method. Receivables from such income from purchased receivables are included in trade and other receivables, net on the condensed consolidated balance sheet and totaled $1.9 million and $1.3 million as of September 30, 2025 and December 31, 2024, respectively.

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

Cash payments related to acquired assets are reflected as investing cash flow in the Company’s condensed consolidated statements of cash flows.

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

Rent expense for the operating lease is recognized on a straight-line basis over the reasonably assured lease term based on total lease payments and is included in G&A expenses in the condensed consolidated statements of operations. After an impairment or adjustment to the right-of-use assets, the remaining right-of-use assets will be amortized on a straight-line basis over the remaining lease term. The operating lease would no longer qualify for the straight-line treatment of total lease expense, but the right-of-use assets reduction and interest accretion related to the operating lease liability will continue to be combined as a single lease expense.

The Company has elected the practical expedient to not separate lease and non-lease components. The Company’s non-lease components are primarily related to property maintenance. Variable non-lease components are recognized in rent expense when incurred.

The Company has also elected not to record on the condensed consolidated balance sheets a lease for which the term is 12 months or less and does not include a purchase option that the Company is reasonably certain to exercise.

Long-Term Debt

Long-term debt represents the Company’s term loan under the Blue Owl Loan Agreement, which the Company has accounted for as a debt financing arrangement. Interest expense is accrued using the EIR method over the estimated period the loan will be repaid. The allocated debt discount and debt issuance costs have been recorded as a direct deduction from the carrying amount of the related debt in the condensed consolidated balance sheets and are being amortized and recorded as interest expense throughout the expected life of the Blue Owl Loan using the EIR method. The Company considered whether there were any embedded features in the Blue Owl Loan Agreement that require bifurcation and separate accounting as derivative financial instruments pursuant to ASC 815. See Note 9.

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

Reclassifications

Certain “Income from purchased receivables” and “Royalty purchase agreement asset impairment” amounts in the condensed consolidated statements of operations for the three and nine months ended September 30, 2024 have been reclassified to conform to the current period presentation. The reclassifications had no effect on the Company's financial position, net income (loss), cash flows or stockholders' equity as of and for the periods ended September 30, 2024.

Immaterial Restatement of Previously Issued Consolidated Financial Statements

During the second quarter of 2025, the Company determined that its Series X Convertible Preferred Stock, originally issued in 2017 and valued at $20.0 million, should be presented as temporary equity, or mezzanine equity, rather than as permanent equity.

In accordance with SAB No. 99, Topic 1.M, SAB No. 108, Topic 1.N, and ASC 250, the Company assessed the materiality of this misstatement to its previously issued consolidated financial statements. Based upon the Company’s evaluation of both quantitative and qualitative factors, the Company concluded this misstatement was immaterial to the Company’s previously issued consolidated financial statements.

As a result, the accompanying unaudited condensed consolidated balance sheet as of December 31, 2024 as well as the statement of stockholders’ equity for the three and nine months ended September 30, 2024 and for the three months ended March 31, 2025 have been restated to reflect this mezzanine equity presentation of the Series X Convertible Preferred Stock. The change has resulted in a reduction to additional paid-in-capital and total stockholder’s equity and an increase to convertible preferred stock of $20.0 million compared to amounts previously reported. The Company will restate the comparative prior periods included in consolidated financial statements in future filings.

Accounting Pronouncements Recently Adopted

In November 2023, the FASB issued ASU 2023-07, Segment Reporting, which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. The amendments in ASU 2023-07 are effective for all public entities for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. The Company adopted annual requirements under ASU 2023-07 during the annual period ended December 31, 2024 and adopted the interim requirements under ASU 2023-07 during the interim period ended March 31, 2025 (Note 15).

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

In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326) Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides a practical expedient that allows entities to assume that current conditions as of the balance sheet date do not change for the remaining life of the asset. ASU 2025-05 is effective for annual periods beginning after December 15, 2025, and interim periods within those annual reporting periods. Early adoption is permitted, including periods for which financial statements have not been issued or made available for issuance. The Company is currently evaluating the impact of adopting this new accounting guidance on its financial statements and related disclosures.

In September 2025, the FASB issued ASU 2025-07, Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606), which refines the scope of derivative accounting to exclude certain non-exchange-traded contracts with underlyings based on the operations or activities specific to one of the parties to the contract and clarifies the accounting for share-based noncash consideration in revenue contracts under ASC 606. ASU 2025-07 is effective for annual periods beginning after December 15, 2026, and interim periods within those annual reporting periods. Early adoption is permitted. Transition can be applied prospectively to new contracts or on a modified retrospective basis. The Company is currently evaluating the impact of adopting this new accounting guidance on its financial statements and related disclosures.

3. Condensed Consolidated Financial Statements Details

Investment in Equity Securities

As of September 30, 2025 and December 31, 2024, investment in equity securities was $1.5 million and $3.5 million, respectively. For the three and nine months ended September 30, 2025, the Company recognized an unrealized loss of $3.9 million and an unrealized gain of $1.2 million, respectively, due to the change in fair value of its investment in equity securities in the other income, net line item of the condensed consolidated statements of operations. The Company sold certain equity securities in the third quarter of 2025 for $7.0 million, resulting in a realized gain of $3.7 million. For the three and nine months ended September 30, 2024, the Company recognized unrealized gains of $0.1 million and $0.6 million, respectively, due to the change in fair value of its investment in Rezolute.

Intangible Assets, Net

The following table summarizes the cost, accumulated amortization, and net carrying value of the Company’s intangible assets as of September 30, 2025 (in thousands):

		Accumulated	Net Carrying
	Cost	Amortization	Value
As of September 30, 2025
Pulmokine - Seralutinib IP (Note 6)	$26,115	$1,838	$24,277
BioInvent - Contract-based Intangible Asset (Note 5)	20,724	445	20,279
Total intangible assets	$46,839	$2,283	$44,556

The following table summarizes the cost, accumulated amortization, impairment charge, and net carrying value of the Company’s intangible assets as of December 31, 2024 (in thousands):

		Accumulated	Net Carrying
	Cost	Amortization	Value
As of December 31, 2024
Pulmokine - Seralutinib IP (Note 6)	$26,115	$206	$25,909
Total intangible assets	$26,115	$206	$25,909

The estimated remaining life of the intangible assets ranges from 11.2 years to 15.2 years. The following table presents the projected future amortization expense (in thousands):

Intangible Asset
Amortization
2025 (excluding the nine months ended September 30, 2025)	$879
2026	3,513
2027	3,513
2028	3,513
2029	3,513
Thereafter	29,625
Total	$44,556

Net Income (Loss) Per Share Available to (Attributable to) Common Stockholders

The following table includes the computation of basic and diluted net income (loss) per share available to (attributable to) common stockholders (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator
Net income (loss)	$14,051	$(17,243)	$25,609	$(9,853)
Less: Series A accumulated dividends	(530)	(530)	(1,591)	(1,591)
Less: Series B accumulated dividends	(838)	(838)	(2,513)	(2,513)
Less: Allocation of undistributed earnings to participating securities	(3,702)	—	(6,313)	—
Net income (loss) available to (attributable to) common stockholders, basic	$8,981	$(18,611)	$15,192	$(13,957)
Add: Adjustments to undistributed earnings allocated to participating securities	3,702	—	6,313	—
Net income (loss) available to (attributable to) common stockholders, diluted	$12,683	$(18,611)	$21,505	$(13,957)

Denominator
Weighted-average shares used in computing net income (loss) per share available to (attributable to) common stockholders, basic	12,137	11,712	12,038	11,645
Effect of dilutive Series X preferred stock	5,003	—	5,003	—
Effect of dilutive warrants for common stock	4	—	3	—
Effect of dilutive PSUs	234	—	268	—
Effect of dilutive RSUs	11	—	11	—
Effect of dilutive common stock options	752	—	609	—
Weighted-average shares used in computing net income (loss) per share available to (attributable to) common stockholders, diluted	18,141	11,712	17,932	11,645
Net income (loss) per share available to (attributable to) common stockholders, basic	$0.74	$(1.59)	$1.26	$(1.20)
Net income (loss) per share available to (attributable to) common stockholders, diluted	$0.70	$(1.59)	$1.20	$(1.20)

Potentially dilutive securities are excluded from the calculation of diluted net income (loss) per share available to common stockholders if their inclusion is anti-dilutive.

The following table shows the shares from outstanding securities considered anti-dilutive and therefore excluded from the computation of diluted net income (loss) per share available to common stockholders (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Convertible Preferred Stock	—	5,003	—	5,003
Common stock options	506	1,473	732	1,775
Warrants for common stock	120	131	120	131
Total	626	6,607	852	6,909

For PSUs with market conditions, if the market conditions have not been satisfied by the end of the reporting period, the number of shares that would be issuable is based on the market price at the end of the reporting period. This approach treats the end of the reporting period as if it were the end of the contingency period for calculating diluted earnings per share. For market conditions that have not yet been satisfied, no shares would be issuable based on the market price of $38.54 per share as of September 30, 2025.

For PSUs that have satisfied the market conditions but have not satisfied service conditions by the end of the reporting period, the number of shares issuable is included in the calculation of diluted earnings per share if the effect is dilutive. This includes PSUs that achieved the $30.00 stock price hurdle in November 2024 and the $35.00 stock price hurdle in September 2025, respectively, but still have remaining time-based vesting requirements.

Accrued and Other Liabilities

Accrued and other liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2025	2024
Accrued legal and accounting fees	$2,201	$251
Accrued incentive compensation	1,085	1,555
Accrued payroll and benefits	392	170
Accrued short-term interest payable	—	3,039
Accrued clinical liabilities	—	306
Income taxes payable in connection with Pulmokine acquisition	—	280
Other accrued liabilities	456	151
Total	$4,134	$5,752

Other Income, Net

Other income, net for the three and nine months ended September 30, 2025 and 2024 was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Other income, net
Investment income	$866	$1,698	$2,637	$5,088
Unrealized (loss) gain from change in fair value of equity securities	(3,944)	89	1,230	624
Gain on sale of equity securities	3,663	—	3,663	—
Sublease income	156	103	362	170
Other miscellaneous (expense) income, net	(14)	—	564	18
Total other income, net	$727	$1,890	$8,456	$5,900

4. Royalty and Commercial Payment Purchase Agreements

The Company recognizes receivables from RPAs under two methods, the cost recovery method and the EIR method.

The following table summarizes the royalty and commercial payment receivable activities under the cost recovery method during the nine months ended September 30, 2025 (in thousands):

		Acquisition of Royalty	Receipt of Royalty
	Balance as of	and Commercial	and Commercial	Balance as of
	January 1, 2025	Payment Receivables	Payments	September 30, 2025
Twist	$15,000	$—	$—	$15,000
Daré (XACIATO)	21,999	—	(4)	21,995
LadRx (MIPLYFFA)	4,850	—	(1,976)	2,874
Palobiofarma	10,000	—	—	10,000
Kuros	4,500	—	—	4,500
Castle Creek	—	4,395	—	4,395
Total	$56,349	$4,395	$(1,980)	$58,764

The following table summarizes the royalty and commercial payment receivable activities under the EIR method during the nine months ended September 30, 2025 (in thousands):

		Income from
		Purchased	Receipt of
		Receivables	Royalty and	Payment of
	Balance as of	Under the	Commercial	Sales-Based	Balance as of
	January 1, 2025	EIR Method	Payments	Milestone	September 30, 2025
Affitech (VABYSMO)	$13,105	$18,298	$(22,507)	$3,000	$11,896
Aptevo (IXINITY)	6,628	741	(1,318)	—	6,051
Total	$19,733	$19,039	$(23,825)	$3,000	$17,947

The following table summarizes income recognized from purchased receivables under the EIR method and cost recovery method during the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Affitech (VABYSMO)	$6,723	$5,423	$18,298	$9,985
Aptevo (IXINITY)	239	—	741	—
Total income from purchased receivables under the EIR method	$6,962	$5,423	$19,039	$9,985

Viracta (OJEMDA)	$1,857	$1,040	$9,097	$1,910
Talphera	—	—	28	—
Total income from purchased receivables under the cost recovery method	$1,857	$1,040	$9,125	$1,910

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

As of September 30, 2025 and December 31, 2024, there was $1.9 million and $1.3 million in trade and other receivables, net related to this agreement, respectively. The Company recognized $1.9 million and $9.1 million in income from purchased receivables under the cost recovery method related to this agreement during the three and nine months ended September 30, 2025, respectively. The Company recognized $1.0 million and $1.9 million in income from purchased receivables under the cost recovery method related to this arrangement during the three and nine months ended September 30, 2024.

Royalty and Commercial Payment Purchase Agreements Under the EIR Method

Short-term royalty and commercial payment receivables under the EIR method were $13.3 million and $14.8 million as of September 30, 2025 and December 31, 2024, respectively. Long-term royalty and commercial payment receivables under the EIR method were $4.7 million and $5.0 million as of September 30, 2025 and December 31, 2024, respectively.

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

As of April 1, 2024, when the Company assessed it was able to reliably estimate cash flows, the Company reclassified $7.8 million of royalty and commercial payment receivables under the cost recovery method to royalty and commercial payment receivables under the EIR method. The Company recognized $6.7 million and $18.3 million in income from purchased receivables under the EIR method during the three and nine months ended September 30, 2025, respectively. The Company recognized $5.4 million and $10.0 million in income from purchased receivables under the EIR method during the three and nine months ended September 30, 2024.

During the nine months ended September 30, 2025, the Company received commercial payments pursuant to the Affitech CPPA of $22.5 million.

No allowance for credit losses was recorded as of September 30, 2025 and December 31, 2024.

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

As of October 1, 2024, when the Company assessed it was able to reliably estimate cash flows, the Company reclassified $7.2 million of royalty and commercial payment receivables under the cost recovery method to royalty and commercial payment receivables under the EIR method. The Company recognized $0.2 million and $0.7 million in income from purchased receivable under the EIR method during the three and nine months ended September 30, 2025, respectively.

During the nine months ended September 30, 2025, the Company received commercial payments pursuant to the Aptevo CPPA of $1.3 million.

No allowance for credit losses was recorded as of September 30, 2025 and December 31, 2024.

Royalty and Commercial Payment Purchase Agreements Under the Cost Recovery Method

Short-term royalty and commercial payment receivables under the cost recovery method were $0.9 million and $0.4 million as of September 30, 2025 and December 31, 2024, respectively. Long-term royalty and commercial payment receivables under the cost recovery method were $57.9 million and $55.9 million as of September 30, 2025 and December 31, 2024, respectively.

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

Upon the closing of the transaction, the Company paid Castle Creek an upfront payment of $5.0 million and recorded $4.4 million as long-term royalty and commercial payment receivables in its condensed consolidated balance sheet. The Company concluded that the Castle Creek PRV Interest met the definition of a derivative under ASC 815 and should be accounted for at fair value and recorded as a current liability at the inception of the transaction. The fair value of the Castle Creek PRV Interest was determined to have nominal value prior to FDA approval of D-Fi. The Company also concluded that the warrants met the definition of a derivative under ASC 815 and should be accounted for at fair value. As of September 30, 2025, the fair value of the warrants was estimated to be $0.6 million using a Black-Scholes model with a volatility of 139.2% and risk-free rate of 3.61%. The warrants have an expected term of 2.5 years and an underlying share price of $215.03.

As of September 30, 2025, no payments were probable to be received under the Castle Creek royalty financing in the near term. Under the cost recovery method, the Company does not expect to recognize any income related to royalties, milestone payments, and other payments until the purchase price has been fully collected. No allowance for credit losses was recorded as of September 30, 2025.

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

During the nine months ended September 30, 2025, the Company received commercial payments pursuant to the LadRx Agreements of $2.0 million. In accordance with the cost recovery method, the cash received was recorded as a direct reduction of the long-term royalty and commercial payment receivables under the cost recovery method balance.

As of September 30, 2025, $0.9 million was probable and reasonably expected to be received in the next twelve months and was reflected as short-term royalty and commercial payment receivable under the cost recovery method.

Under the cost recovery method, the Company does not expect to recognize any income related to royalties, milestone payments and other payments until the purchase price has been fully collected. No allowance for credit losses was recorded as of September 30, 2025 and December 31, 2024.

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

As of September 30, 2025, no payments were probable to be received under the Palo RPA in the near term. Under the cost recovery method, the Company does not expect to recognize any income related to royalties received until the purchase price has been fully collected. No allowance for credit losses was recorded as of September 30, 2025 and December 31, 2024.

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

As of September 30, 2025, no payments were probable to be received under the Kuros RPA in the near term. Under the cost recovery method, the Company does not expect to recognize any income related to royalties, milestone payments, and other payments until the purchase price has been fully collected. No allowance for credit losses was recorded as of September 30, 2025 and December 31, 2024.

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

Given the limited available information, the Company was unable to reliably estimate future net sales and the commercial payments to be received over the twelve-month period following the condensed consolidated balance sheet date of September 30, 2025 and, as such, no amounts were reflected as short-term royalty and commercial payment receivables as of September 30, 2025.

During the nine months ended September 30, 2025, the Company received de minimis commercial payments pursuant to the Daré RPAs. In accordance with the cost recovery method, the cash received was recorded as a direct reduction of the long-term royalty and commercial payment receivables balance.

Under the cost recovery method, the Company does not expect to recognize any income related to milestones and commercial payments received until the purchase price has been fully collected. No allowance for credit losses was recorded as of September 30, 2025 and December 31, 2024.

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

Given the limited available information and early stage of the programs, the Company was unable to reasonably estimate future milestone payments or net sales and the royalty payments to be received over the twelve-month period following the condensed consolidated balance sheet date of September 30, 2025 and, as such, no amounts were reflected as short-term royalty and commercial payment receivables under the cost recovery method as of September 30, 2025.

As of September 30, 2025, no payments were probable to be received under Twist RPA in the near term. Under the cost recovery method, the Company does not expect to recognize any income related to royalties, milestone payments and other payments until the purchase price has been fully collected. No allowance for credit losses was recorded as of September 30, 2025 and December 31, 2024.

5. License, Collaboration, and Other Arrangements

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

As of September 30, 2025 and December 31, 2024, there were no contract assets or contract liabilities related to this agreement. None of the costs to obtain or fulfill the contract were capitalized. The Company recognized zero and $5.0 million in revenue related to this agreement for the three and nine months ended September 30, 2025, respectively. The Company recognized zero and $5.0 million in revenue related to this agreement for the three and nine months ended September 30, 2024, respectively.

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

As of September 30, 2025 and December 31, 2024, there were no contract assets or contract liabilities related to this agreement and none of the costs to obtain or fulfill the contract were capitalized. The Company recognized $4.0 million in revenue related to this agreement during the nine months ended September 30, 2025. The Company did not recognize any revenue related to this arrangement during the three months ended September 30, 2025, and the three and nine months ended September 30, 2024.

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

As of September 30, 2025 and December 31, 2024, there were no contract assets or contract liabilities related to this agreement. None of the costs to obtain or fulfill the contract were capitalized. The Company did not recognize any revenue related to this agreement during the three and nine months ended September 30, 2025 and 2024.

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

As of September 30, 2025 and December 31, 2024, there were no contract assets or contract liabilities related to this agreement and none of the costs to obtain or fulfill the contract were capitalized. The Company did not recognize any revenue related to this agreement for the three and nine months ended September 30, 2025.

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

The Company recognized $0.3 million and $0.4 million of amortization expense for the three and nine months ended September 30, 2025. No impairment indicators were identified, and no impairment was recorded during the three and nine months ended September 30, 2025.

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

The Company recognized $0.3 million and $1.0 million in revenue under the units-of-revenue method under these agreements during the three and nine months ended September 30, 2025, respectively. The Company recognized $0.7 million and $1.8 million in revenue under the units-of-revenue method under these arrangements during the three and nine months ended September 30, 2024, respectively. As of September 30, 2025, the current and non-current portions of the remaining unearned revenue recognized under the units-of-revenue method were $1.3 million and $3.5 million, respectively. As of December 31, 2024, the Company classified $1.4 million and $4.4 million as current and non-current unearned revenue recognized under the units-of-revenue method, respectively.

6. Acquisitions

Kinnate Acquisition

In April 2024, the Company completed the acquisition of Kinnate through a tender offer for $2.5879 per share plus CVRs, for a total purchase consideration of $126.4 million. As part of the merger, the Company acquired an IPR&D asset related to KIN-3248 (a Phase 1 clinical trial candidate) as well as several pre-clinical assets.

Under the Kinnate CVR Agreement, Kinnate CVR holders are entitled to 100% of the net proceeds of the $30.5 million potential milestone related to the sale of exarafenib to Pierre Fabre in February 2024. The Exarafenib milestone contingent consideration is accounted for as a derivative under ASC 815. As of September 30, 2025, the fair value of the Exarafenib milestone contingent consideration was $3.5 million, which had an estimated fair value of $3.2 million as of December 31, 2024.

The Company accounts for potential contingent consideration related to KIN-3248, KIN-8741, KIN-7136, and KIN-2524 as period expenses when incurred. During the nine months ended September 30, 2025, the Company sold KIN-3248, KIN-8741 and KIN-7136 to third parties, and recognized $0.6 million in other income, net on the condensed consolidated statements of operations. As of September 30, 2025, the contingent consideration of $0.6 million, net of expenses, had been paid to Kinnate CVR holders.

During the third quarter of 2025, the Company recorded a reduction to the gains on acquisitions of $1.7 million, a reduction to prepaid expenses and other current assets of $0.3 million, a reduction to other assets – long term of $1.0 million, and a reduction to general and administrative expenses of $0.4 million to correct the gain previously recognized and remove a previously recognized prepaid asset for the Kinnate acquisition that occurred in the quarter ended June 30, 2024.

Refer to Note 4 of the Company's Annual Report on Form 10-K for the year ended December 31, 2024, for additional information related to this acquisition.

Pulmokine Acquisition

In November 2024, the Company acquired Pulmokine for $20.5 million to obtain an economic interest in seralutinib, a Phase 3 asset being studied in pulmonary arterial hypertension. The acquisition included an intangible asset related to seralutinib with an estimated useful life of 12 years. The Company recognized $0.5 million and $1.6 million of amortization expense for the three and nine months ended September 30, 2025, respectively. No impairment indicators were identified and no impairment was recorded during the three and nine months ended September 30, 2025.

Contingent consideration related to the seralutinib asset could be payable subject to certain development and commercial milestones. As of September 30, 2025, there were no contract assets or contract liabilities related to this agreement and no revenue was recognized during the three and nine months ended September 30, 2025.

Refer to Note 4 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, for additional information related to this acquisition.

Turnstone Acquisition

On June 26, 2025, the Company entered into the Turnstone Merger Agreement, pursuant to which the Company acquired Turnstone via a tender offer for (i) $0.34 in cash per share of Turnstone common stock and per RSU, plus (ii) one non-transferable CVR per share of Turnstone common stock and per RSU. The merger closed on August 11, 2025 (the "Turnstone Merger Closing Date"), and XRA 3 merged with and into Turnstone, with Turnstone continuing as the surviving entity in the merger and a wholly-owned subsidiary of the Company.

Under the Turnstone CVR Agreement, CVR holders are entitled to up to 100% of the net proceeds from specified legacy Turnstone assets, including tax receivables and a lease security deposit. The consideration to be transferred under the Turnstone CVR Agreement is not contingent on any future event or conditions being met and represents a return of Turnstone’s legacy assets to the CVR holders. As a result, the CVR consideration is accounted for as a working capital adjustment to the purchase price and there is no contingent liability recorded. The Company will recognize any subsequent adjustments to CVR payment amounts in earnings.

The total purchase consideration for Turnstone, as of August 11, 2025, was as follows (in thousands):

Closing cash payment(1)	$7,868
CVR consideration adjustment(2)	1,110
Transaction costs	596
Total purchase consideration	$9,574

(1)The closing cash payment was based on the total of 23,140,691 shares of Turnstone common stock, tendered at a price of $0.34 per share, and the settlement of 1,135 Turnstone RSUs at a per share price of $0.34.
(2)The CVR working capital consideration adjustment represents the estimated recovery of tax receivables of $850,000 and the lease security deposit of $260,000.

As part of the merger, the acquired assets included certain short-term financial assets, primarily consisting of cash, receivables, and prepaid expenses and other current assets, as well as other long-term assets. The Company has also acquired a short-term lease expiring in February 2026 with a related sublease agreement.

The Turnstone acquisition was accounted for as an asset acquisition under ASC 805 as the assets did not satisfy the definition of a “business” under ASC 805. As such, the Company recognized the acquired assets and liabilities based on the total purchase consideration, on a relative fair value basis. As the fair value of net assets acquired exceeded the total purchase consideration, a bargain purchase gain was recognized on the acquisition of Turnstone in the condensed consolidated statements of operations for the three and nine months ended September 30, 2025.

The following table shows the allocation of the purchase consideration based on the relative fair value of assets acquired and liabilities assumed by the Company as of August 11, 2025 (in thousands):

Cash and cash equivalents	$10,525
Short-term restricted cash	1,790
Trade and other receivables, net	272
Prepaid expenses and other current assets	1,363
Accounts payable	(2,268)
Accrued and other liabilities	(285)
Net assets acquired	$11,397
Reconciliation of net assets acquired to total purchase consideration:
Net assets acquired	$11,397
Less: Gain on the acquisition of Turnstone	(1,823)
Total purchase consideration	$9,574

HilleVax Acquisition

On August 4, 2025, the Company entered into the HilleVax Merger Agreement through a tender offer for (i) $1.95 in cash per share of HilleVax common stock and per RSU, plus (ii) one non-transferable CVR per share of HilleVax common stock and per RSU. The merger closed on September 17, 2025 (the “HilleVax Merger Closing Date”), and XRA 4 merged with and into HilleVax. Following the merger, HilleVax continued as the surviving entity in the merger and became a wholly-owned subsidiary of the Company.

Under the HilleVax CVR Agreement, CVR holders are entitled to 90% of the net proceeds from the subsequent licensing or other disposition of HIL-216, a pre-clinical vaccine candidate for norovirus acquired as part of the HilleVax Merger Agreement, if sold within two years of the merger and 100% of the unused funds in the related expense fund at the end of the two-year period. The Company concluded that any contingent consideration related to HIL-216 is a contingent liability under ASC 450 and will be recognized when probable and estimable. As of September 30, 2025, the Company has not yet sold or licensed HIL-216 and no contingent consideration was considered probable.

Additionally, CVR holders are entitled to 100% of security deposit receipts associated with the Boston Lease. As of September 30, 2025, the Company has $41.7 million held in restricted cash to pay the Boston Lease obligations. If the Boston Lease is terminated, assigned, or subleased within twelve months of the HilleVax Merger Closing Date, 100% of the amount received from any subtenant will be distributed to CVR holders. If the Boston Lease is terminated, assigned, or subleased after twelve months of the HilleVax Merger Closing Date, 90% of the applicable receipts will be distributed to CVR holders.

In March 2022, HilleVax entered into the Boston Lease for office and laboratory space, which was historically classified as an operating lease. The lease commenced in April 2022, with base rental payments beginning in January 2023 and ending in December 2032. As of September 17, 2025, the Company concluded that the Boston Lease should be classified as an acquired lease and, in accordance with ASC 805, the Company retained the historical operating lease classification for the lease. In accordance with ASC 842, the Company accounted for the lease as if it commenced on the HilleVax Merger Closing Date. The Company recognized operating lease liabilities of $22.4 million as of September 17, 2025.

On July 31, 2025, HilleVax entered into a sublease agreement with a sublessee for a portion of the Boston Lease premises, with a duration of three years and two months. HilleVax remains liable for the full lease payments under the original lease agreement. The Company expects to recognize sublease income as received and maintain obligations under the head lease in its balance sheet since no legal provisions relieve the Company of its primary obligation under the head lease.

As part of the HilleVax Merger Agreement, the Company acquired the lease and the sublease agreement. The Company concluded that any contingent consideration related to the receipts associated with the Boston Lease is a contingent liability under ASC 450 and will be recognized when probable and estimable. As the return of security deposit and the sublease payments represent probable and estimable payments for which the CVR holders are entitled to 100% of the proceeds, the Company recorded a CVR liability for $5.7 million. Under the HilleVax CVR Agreement, the Company is responsible for the collection and disbursement to Broadridge, the HilleVax CVR holders’ rights agent, of any proceeds to which HilleVax CVR holders could be entitled.

In August 2021, HilleVax entered into the Swiss Lease for its facility in Switzerland, which was historically classified as an operating lease. The Swiss Lease will expire in September 2026, with an option to extend the lease for five years that the Company does not plan to exercise. As part of the merger, the Company also acquired the Swiss Lease and will pay $0.1 million in lease payments over the remaining term of the lease.

As of September 17, 2025, the Company concluded that the Swiss Lease should be classified as an acquired lease and, in accordance with ASC 805, the Company retained the historical operating lease classification for the lease. In accordance with ASC 842, the Company accounted for the lease as if it had commenced on the HilleVax Merger Closing Date. The Company recognized operating lease liabilities of $0.1 million as of September 17, 2025.

The total purchase consideration for HilleVax, as of September 17, 2025, was as follows (in thousands):

Closing cash payment(1)	$98,968
CVR consideration adjustment(2)	5,673
Transaction costs	708
Total purchase consideration	$105,349

(1)	The closing cash payment was based on the total of 50,615,092 shares of HilleVax common stock, tendered at a price of $1.95 per share, and the settlement of 137,592 HilleVax RSUs at a per share price of $1.95.
(2)	The probable amount of the Boston Lease contingent consideration was estimated by the security deposit of $1.6 million and the known sublease payments of $4.1 million from the sublease agreement entered into prior to the HilleVax Merger Closing Date.

The HilleVax acquisition was accounted for as an asset acquisition under ASC 805 because the assets acquired did not meet the definition of a “business” under ASC 805. As such, the Company recognized the acquired assets and liabilities based on the total purchase consideration using a relative fair value basis. The acquired assets primarily included cash and cash equivalents, restricted cash, and operating lease right-of-use assets. The fair value of the acquired right-of-use assets were reduced to zero due to acquisition impacts, including the bargain purchase adjustment. As the fair value of net assets acquired exceeded the total purchase consideration, a bargain purchase gain was recognized on the acquisition of HilleVax in the condensed consolidated statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2025.

The following table shows the allocation of the purchase consideration based on the relative fair value of assets acquired and liabilities assumed by the Company as of September 17, 2025 (in thousands):

Cash and cash equivalents	$102,752
Trade and other receivables, net	275
Prepaid expenses and other current assets	64
Short-term restricted cash	5,244
Long-term restricted cash	38,063
Other assets - long term	26
Accrued and other liabilities	(663)
Operating lease liabilities	(1,879)
Long-term operating lease liabilities	(20,646)
Net assets acquired	$123,236
Reconciliation of net assets acquired to total purchase consideration:
Net assets acquired	$123,236
Less: Gain on the acquisition of HilleVax	(17,887)
Total purchase consideration	$105,349

7. Fair Value Measurements

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

An entity may choose to measure many financial instruments and certain other items at fair value at specified election dates. The Company’s Exarafenib milestone asset (Note 6) was carried at fair value, determined according to

Level 3 inputs in the fair value hierarchy described above. Any subsequent changes in the estimated fair value of the Exarafenib milestone asset are recorded in the condensed consolidated statements of operations.

The following tables set forth the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as follows (in thousands):

	Fair Value Measurements as of September 30, 2025 using:
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Cash equivalents:
Money market funds	$8,805	$—	$—	$8,805
U.S. treasury bills	26,202	—	—	26,202
Total cash equivalents	35,007	—	—	35,007
Investment in equity securities	1,521	—	—	1,521
Exarafenib milestone asset (Note 6)	—	—	3,500	3,500
Castle Creek PRV Interest (Note 4)	—	—	—	—
Castle Creek warrants (Note 4)	—	—	595	595
Total financial assets	$36,528	$—	$4,095	$40,623
Liabilities:
Exarafenib milestone contingent consideration (Note 6)	$—	$—	$3,500	$3,500
Total financial liabilities	$—	$—	$3,500	$3,500

	Fair Value Measurements as of December 31, 2024 using:
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Cash equivalents:
Money market funds	$72,304	$—	$—	$72,304
U.S. treasury bills	20,367	—	—	20,367
Total cash equivalents	92,671	—	—	92,671
Investment in equity securities	3,529	—	—	3,529
Exarafenib milestone asset (Note 6)	—	—	3,214	3,214
Total financial assets	$96,200	$—	$3,214	$99,414
Liabilities:
Exarafenib milestone contingent consideration (Note 6)	$—	$—	$3,214	$3,214
Total financial liabilities	$—	$—	$3,214	$3,214

Exarafenib Milestone Asset and Exarafenib Milestone Contingent Consideration

The Exarafenib milestone asset and Exarafenib milestone contingent consideration represent the Company’s potential receipt of a future milestone payment and a future consideration payable to Kinnate CVR holders that are contingent upon the achievement of a certain specified milestone related to the Exarafenib sale. As of September 30, 2025, the estimated fair value of each of the Exarafenib milestone asset and Exarafenib milestone contingent consideration was $3.5 million. The fair value measurement was based on a probability-weighted discounted cash flow model using significant Level 3 inputs, such as anticipated timelines and the probability of achieving the development milestone. Both the Exarafenib milestone asset and Exarafenib milestone contingent consideration are remeasured at fair value at each reporting period with changes in fair value recorded in the other income, net line item of the condensed consolidated statement of operations until settlement.

During the nine months ended September 30, 2025, the estimated fair value of both the Exarafenib milestone asset and Exarafenib milestone contingent consideration increased by $0.3 million. The increase in estimated fair value had no offsetting net impact on the condensed consolidated statements of operations for the nine months ended September 30, 2025.

Castle Creek PRV Interest and Warrants

The Castle Creek PRV Interest and warrants represent the Company's right to receive 6.7% of the proceeds from a potential Priority Review Voucher sale and warrants to purchase Castle Creek's Series D-1 Preferred Stock, acquired as part of the Castle Creek royalty financing transaction on February 24, 2025. As of September 30, 2025, the estimated fair value of the Castle Creek PRV Interest was nominal, and the estimated fair value of the Castle Creek warrants was $0.6 million. The fair value measurement for the Castle Creek PRV Interest was based on a probability-weighted discounted cash flow model, while the warrants were valued using a Black-Scholes option pricing model. Both valuations used significant Level 3 inputs, including expected timing of FDA approval, probability of PRV issuance and sale, expected volatility, risk-free interest rates, and discount rates reflecting the risk associated with Castle Creek's development program. Both the Castle Creek PRV Interest and warrants are remeasured at fair value at each reporting period with changes in fair value recorded in the change in fair value of embedded derivative related to RPA and other income, net line items of the condensed consolidated statement of operations.

Equity Securities

The equity securities consisted of investments in publicly traded companies’ common stock that are classified on the condensed consolidated balance sheets as current assets as of September 30, 2025 and December 31, 2024. The equity securities are revalued each reporting period with changes in fair value recorded in the other income, net line item of the condensed consolidated statements of operations. The inputs that were used to calculate the fair value of the equity securities were observable prices in active markets and therefore were classified as a Level 1 fair value measurement.

8. Lease Agreements

XOMA Royalty Office Lease

The Company leases a facility in Emeryville, California under an operating lease, which commenced on November 10, 2023 and has a term of 65 months. The Company recognized an operating lease right-of-use assets of $0.4 million and operating lease liabilities of $0.4 million on November 10, 2023, the commencement date of the lease.

Leases Assumed in Acquisitions

Kinnate Lease and Sublease

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

As part of the Kinnate acquisition, the Company acquired a lease assignment agreement with an assignee that expires on June 30, 2026. For the three and nine months ended September 30, 2025, the Company recognized sublease income of $0.1 million and $0.3 million, respectively, in the other income, net line item in the condensed consolidated statement of operations. For the three and nine months ended September 30, 2024, the Company recognized sublease income of $0.1 million and $0.2 million in the other income, net line item in the condensed consolidated statement of operations.

Turnstone Lease and Sublease

As part of the Turnstone acquisition, the Company acquired an immaterial short-term lease agreement and a related sublease agreement that expires in February 2026.

HilleVax - Boston Lease

As part of the HilleVax acquisition, the Company acquired the Boston Lease that expires on December 31, 2032. In accordance with ASC 842, the Company accounted for the lease as if it had commenced on the acquisition date. The Company recognized operating lease liabilities of $22.4 million as of September 17, 2025. No operating lease right-of-use assets were recorded due to the allocation of the excess of fair value of net assets acquired to certain qualifying assets under ASC 805. The lease includes a single option to extend the term for an additional five years following the initial 10-year term, which the Company is not reasonably certain to exercise.

HilleVax - Swiss Lease

As part of the HilleVax acquisition, the Company acquired the Swiss Lease that expires on September 30, 2026. In accordance with ASC 842, the Company accounted for the lease as if it had commenced on the acquisition date. The Company recognized operating lease liabilities of $0.1 million as of September 17, 2025. No operating lease right-of-use assets were recorded due to the allocation of the excess of fair value of net assets acquired to certain qualifying assets under ASC 805.

HilleVax Sublease

As part of the HilleVax acquisition, the Company acquired an executed sublease agreement with a sublessee for a portion of the Boston Lease premises. The sublease commences on the later of (i) the date consent from the landlord is obtained and delivered to the sublessee, (ii) November 1, 2025, and (iii) two weeks after the date HilleVax delivers possession of the premises to the sublessee in the required condition. The sublease expires three years and two months following the commencement date. As the sublease has not yet commenced as of September 30, 2025, no sublease income has been recognized for the three and nine months ended September 30, 2025.

The following table summarizes the maturity of the Company’s operating lease liabilities as of September 30, 2025 (in thousands):

Year	Rent Payments
2025 (excluding the nine months ended September 30, 2025)	$1,046
2026	4,091
2027	3,951
2028	4,076
2029	4,126
Thereafter	13,009
Total undiscounted lease payments	$30,299
Present value adjustment	(7,113)
Total net lease liability for operating leases	$23,186

As of September 30, 2025 and December 31, 2024, the total net lease liability was $23.2 million and $0.9 million, respectively.

As of September 30, 2025, the Company’s current and non-current operating lease liabilities were $2.5 million and $20.7 million, respectively.

As of December 31, 2024, the Company’s current and non-current operating lease liabilities were $0.4 million and $0.5 million, respectively.

The following table summarizes the cost components of the Company’s operating leases included in G&A in the condensed consolidated statements of operations for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Lease costs:
Operating lease cost	$149	$36	$213	$97
Variable lease cost (1)	6	—	7	18
Total lease costs	$155	$36	$220	$115

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

The following table presents supplemental disclosure for the condensed consolidated statements of cash flows related to operating leases (in thousands):

	Nine Months Ended September 30,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows under operating leases	$70	$68

The assumptions used in calculating the present value of the lease payments for the Company’s operating leases as of September 30, 2025 and December 31, 2024 were as follows:

	September 30,	December 31,
	2025	2024
Weighted-average remaining lease term	7.10 years	2.52 years
Weighted-average discount rate	7.73%	8.00%

9. Long-Term Debt

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

The loan matures on December 15, 2038, provided that XRL may repay it in full at any time prior to December 15, 2038, subject to the terms of the Blue Owl Loan Agreement. The Blue Owl Loan includes (i) an initial term loan in an aggregate principal amount equal to $130.0 million and (ii) a delayed draw term loan in an aggregate principal amount of

$10.0 million to be funded at the option of XRL upon receipt by the lenders of payments of principal and interest from the proceeds of Commercial Payments in excess of an agreed upon amount on or prior to March 15, 2026.

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

In connection with the Blue Owl Loan Agreement, XOMA issued to Blue Owl and certain funds affiliated with Blue Owl warrants to purchase: (i) up to 40,000 shares of XOMA’s common stock at an exercise price of $35.00 per share; (ii) up to 40,000 shares of XOMA’s common stock at an exercise price of $42.50 per share; and (iii) up to 40,000 shares of XOMA’s common stock at an exercise price of $50.00 per share (collectively, the “Blue Owl Warrants”). The fair value of the Blue Owl Warrants was determined using the Black-Scholes Model (see Note 2) and was estimated to be $1.5 million. As of September 30, 2025, all Blue Owl Warrants were outstanding.

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

As of the closing date of December 15, 2023, the Company recorded the $0.3 million allocated costs for the delayed draw term loan commitment as a non-current asset in other assets - long term in the consolidated balance sheet and will reclassify the amount as a debt discount when the delayed draw term loan is drawn. As of September 30, 2025, no amount had been drawn from the delayed draw term loan.

The carrying value of the short and long-term portion of the initial term loan was $11.4 million and $106.9 million, respectively, as of December 31, 2024.

In March 2025, XRL made a semi-annual payment of $11.1 million which included an interest payment of $6.1 million and principal repayment of $5.1 million and in September 2025, XRL made a semi-annual payment of $11.4 million which included an interest payment of $5.8 million and principal repayment of $5.6 million. The carrying value of the short-term and long-term portion of the initial term loan was $14.3 million and $94.4 million, respectively, as of September 30, 2025. As of September 30, 2025, the EIR was determined to be 11.06%. The Company recorded $3.3 million and $10.0 million in interest expense during the three and nine months ended September 30, 2025, respectively. The Company recorded $3.5 million and $10.4 million in interest expense during the three and nine months ended September 30, 2024, respectively. As of September 30, 2025, the Company had a debt discount of $3.3 million and direct issuance costs of $0.4 million to be accreted over the expected remaining term of the initial term loan.

The following table summarizes the impact of the initial term loan on the Company’s condensed consolidated balance sheet as of September 30, 2025 (in thousands):

September 30, 2025
Gross principal	$130,000
Principal repayments	(17,502)
Debt discount and debt issuance costs	(3,771)
Total carrying value net of principal repayments, debt discount, and debt issuance costs	108,727
Less: current portion of long-term debt	(14,345)
Long-term debt	$94,382

Long-term debt on the Company’s condensed consolidated balance sheet as of September 30, 2025 and December 31, 2024 includes only the carrying value of the Blue Owl Loan.

Aggregate projected future principal payments of the initial term loan as of September 30, 2025, are as follows (in thousands):

Year Ending December 31,	Payments
2025 (excluding the nine months ended September 30, 2025)	—
2026	15,575
2027	21,951
2028	27,432
2029	32,946
Thereafter	14,594
Total payments	$112,498

Accretion of debt discounts and issuance costs are included in interest expense. Interest expense in the condensed consolidated statements of operations for the three and nine months ended September 30, 2025 and 2024 relates to the initial term loan (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Accrued interest expense	$2,914	$3,085	$8,868	$9,450
Accretion of debt discount and debt issuance costs	387	408	1,136	996
Total interest expense	$3,301	$3,493	$10,004	$10,446

10. Common Stock Warrants

As of September 30, 2025 and December 31, 2024, the following common stock warrants were outstanding:

			Exercise Price	September 30,	December 31,
Issuance Date	Expiration Date	Balance Sheet Classification	per Share	2025	2024
May 2018	May 2028	Stockholders’ equity	$23.69	6,332	6,332
March 2019	March 2029	Stockholders’ equity	$14.71	4,845	4,845
December 2023	December 2033	Stockholders’ equity	$35.00	40,000	40,000
December 2023	December 2033	Stockholders’ equity	$42.50	40,000	40,000
December 2023	December 2033	Stockholders’ equity	$50.00	40,000	40,000
				131,177	131,177

11. Commitments and Contingencies

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

Contingent Consideration

The Company has committed to pay contingent consideration pursuant to its transactions with HilleVax, Pulmokine, Kinnate, Kuros, and Daré (see Notes 4, 5 and 6 for additional information).

As of September 30, 2025, the Company recorded $3.5 million for the Exarafenib milestone contingent consideration which represented the estimated fair value of potential future payments upon the achievement of a certain specified milestone related to exarafenib payable to Kinnate CVR holders upon the closing of the Kinnate acquisition under the Kinnate CVR Agreement. The Exarafenib milestone contingent consideration is measured at fair value at each reporting period with changes in fair value recorded in other income, net.

During the three and nine months ended September 30, 2025, the Company recorded $5.7 million upon the closing of the HilleVax acquisition for the HilleVax Boston Lease contingent consideration which represented the probable amount of potential future payments related to the security deposit and sublease receipts from the Boston Lease, payable to HilleVax CVR holders under the HilleVax CVR Agreement.

The liability for future Kuros sales milestones, the Daré milestones, the Pulmokine contingent consideration, and the HilleVax contingent consideration for HIL-216 will be recorded when the amounts by product are probable and reasonably estimable.

As of September 30, 2025, none of the contingent consideration related to Pulmokine, Kuros, Daré or HilleVax’s HIL-216 were assessed to be probable and as such, no liability was recorded on the condensed consolidated balance sheet.

12. Stock-Based Compensation

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

The activity for all stock options for the nine months ended September 30, 2025 was as follows:

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Contractual	Intrinsic
	Number of	Price	Remaining Term	Value
	shares	Per Share	(in years)	(in thousands)
Outstanding as of January 1, 2025	2,426,929	$20.83	5.77	$18,644
Granted	9,936	25.12
Exercised	(177,988)	7.21
Forfeited, expired or cancelled	(37,013)	75.20
Outstanding as of September 30, 2025	2,221,864	$21.03	5.38	$39,031
Exercisable as of September 30, 2025	2,016,460	$20.74	5.18	$36,022

The aggregate intrinsic value of stock options exercised during the nine months ended September 30, 2025 and 2024 was $4.1 million and $4.7 million, respectively. The intrinsic value is the difference between the fair value of the Company’s common stock at the time of exercise and the exercise price of the stock option.

The Company recorded $0.7 million and $2.3 million in stock-based compensation expense related to stock options during the three and nine months ended September 30, 2025, respectively. As of September 30, 2025, $2.5 million of total unrecognized compensation expense related to stock options was expected to be recognized over a weighted-average period of 1.2 years.

Performance Stock Unit Awards

Since May 2023, the Company has granted employees 768,783 PSUs under the 2010 Plan.

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

In connection with Mr. Hughes’ appointment to full-time Chief Executive Officer in January 2024, the Company granted Mr. Hughes 275,000 PSUs under the 2010 Plan with generally the same terms as the May 2023 PSU grants. In April 2024, the Company granted certain employees an aggregate of 10,000 PSUs under the 2010 Plan with generally the same terms as the May 2023 PSU grants. In August and September 2025, the Company granted certain employees an aggregate of 35,183 shares under the 2010 Plan with generally the same terms as the May 2023 PSU grants. In November 2024, the $30.00 stock price hurdle was achieved and in September 2025, the $35.00 stock price hurdle was achieved.

Fair Value Assumptions of Performance Stock Unit Awards

The fair value of the PSUs granted was estimated based on a Monte Carlo valuation model which incorporates into the valuation the possibility that the stock price hurdles may not be satisfied.

The grant date fair values of the PSUs granted in 2024 were estimated as follows:

			Derived
Hurdle Price	Number of	Fair Value	Service Period
Per PSU	PSUs	Per Share	(in years)
$30.00	165,900	$18.42-19.71	0.46-0.74
$35.00	55,290	$17.24-17.67	0.66-0.96
$40.00	34,029	$15.85-16.14	0.82-1.15
$45.00	29,781	$14.20-15.13	0.95-1.31
	285,000

The grant date fair values of the PSUs granted in 2025 were estimated as follows:

			Derived
Hurdle Price	Number of	Fair Value	Service Period
Per Share	PSUs	Per Share	(in years)
$30.00	20,481	$22.84-37.85	0.08-0.12
$35.00	6,826	$16.40-36.37	0.08-0.29
$40.00	4,201	$11.34-29.46	0.12-0.40
$45.00	3,675	$7.66-22.33	0.24-0.48
	35,183

The Company estimates that it will recognize total stock-based compensation expense of approximately $12.8 million in aggregate for the PSUs granted since May 2023 using the graded expense attribution method over the requisite service period of each tranche. If the stock price hurdles are met sooner than the requisite service period, the stock-based compensation expense for the respective stock price hurdle will be accelerated. Stock-based compensation expense will be recognized over the requisite service period if the grantees continue to provide service to the Company regardless of whether the PSU stock price hurdles are achieved.

The activity for all PSUs for the nine months ended September 30, 2025 was as follows:

		Weighted
		Average
		Grant Date
	Number of	Fair Value
	Unvested PSUs	Per Share
Unvested balance as of January 1, 2025	597,117	$16.03
Granted	35,183	24.07
Vested	(258,823)	16.87
Forfeited	—	—
Unvested balance as of September 30, 2025	373,477	$16.21

The Company recorded $0.9 million and $2.6 million in stock-based compensation expense related to the PSUs during the three and nine months ended September 30, 2025, respectively. As of September 30, 2025, there was $1.3 million unrecognized stock-based compensation expense related to outstanding PSUs granted to employees with a weighted-average remaining recognition period of 0.6 years.

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

The activity for all RSUs for the nine months ended September 30, 2025 was as follows:

		Weighted
		Average
		Grant Date
	Number of	Fair Value
	Unvested RSUs	Per Share
Unvested balance as of January 1, 2025	15,175	$24.71
Granted	29,855	25.12
Vested	(15,175)	24.71
Forfeited	—	—
Unvested balance as of September 30, 2025	29,855	$25.12

The Company recorded $0.2 million and $0.4 million in stock-based compensation expense related to the RSUs during the three and nine months ended September 30, 2025, respectively. As of September 30, 2025, there was $0.5 million unrecognized stock-based compensation expense related to the outstanding RSUs granted to non-employee directors with a weighted-average remaining recognition period of 0.6 years.

Stock-based Compensation Expense

All stock-based compensation expense is recorded in G&A expenses. The following table shows total stock-based compensation expense for stock options, PSUs, RSUs, and ESPP in the condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Total stock-based compensation expense	$1,770	$2,590	$5,358	$8,136

13. Capital Stock

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

Dividends

During the nine months ended September 30, 2025, the Board declared and paid cash dividends on the Company’s Series A Preferred Stock and Series B Depositary shares as follows:

	Series A Preferred Stock	Series B Depositary Share
	Cash Dividend Declared	Cash Dividend Declared
Dividend Declaration Date	($ per share)	($ per share)	Dividend Payment Date
October 23, 2024	$0.53906	$0.52344	January 15, 2025
February 26, 2025	$0.53906	$0.52344	April 15, 2025
May 21, 2025	$0.53906	$0.52344	July 15, 2025
July 31, 2025	$0.53906	0.53244	October 15, 2025

BVF Ownership

As of September 30, 2025, BVF owned approximately 21.0% of the Company’s total outstanding shares of common stock, and if all the shares of Series X Preferred Stock were converted (without taking into account beneficial ownership limitations), BVF would own 43.9% of the Company’s total outstanding shares of common stock. The Company’s Series A Preferred Stock becomes convertible upon the occurrence of specific events and as of September 30, 2025, the contingency was not met, therefore the Series A Preferred Stock owned by BVF is not included in the as-converted ownership calculation. Due to its significant equity ownership, BVF is considered a related party of the Company.

2018 Common Stock ATM Agreement

On December 18, 2018, the Company entered into the 2018 Common Stock ATM Agreement with HCW, under which the Company may offer and sell from time to time at its sole discretion shares of its common stock through HCW as its sales agent, in an aggregate amount not to exceed $30.0 million. HCW may sell the shares by any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 of the Securities Act and will use its commercially reasonable efforts consistent with its normal trading and sales practices to sell the shares up to the amount specified. The Company will pay HCW a commission of up to 3% of the gross proceeds of any shares of common stock sold under the 2018 Common Stock ATM Agreement. On March 10, 2021, the Company amended the 2018 Common Stock ATM Agreement with HCW to increase the aggregate amount of shares of its common stock that it could sell through HCW as its sales agent to $50.0 million. In September 2025, the Company terminated the 2018 Common Stock ATM Agreement, and no shares were issued under this arrangement.

2021 Series B Preferred Stock ATM Agreement

On August 5, 2021, the Company entered into the 2021 Series B Preferred Stock ATM Agreement with B. Riley, under which the Company may offer and sell from time to time, at its sole discretion, through or to B. Riley, as agent or principal an aggregate amount not to exceed $50.0 million of its Series B Depositary Shares. B. Riley may sell the shares by any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 of the Securities Act and will use its commercially reasonable efforts consistent with its normal trading and sales practices to sell the shares up to the amount specified. The Company will pay B. Riley a commission of up to 3% of the gross proceeds of any Series B Depositary Shares sold under the 2021 Series B Preferred Stock ATM Agreement. In September 2025, the Company terminated the 2021 Series B Preferred Stock ATM Agreement, and no shares were issued under this arrangement.

Stock Repurchase Program

On January 2, 2024, the Board authorized the Company’s stock repurchase program, which permits the Company to purchase up to $50.0 million of its common stock through January 2027. Under the program, the Company has discretion in determining the conditions under which shares may be purchased from time to time, including through transactions in the open market, in privately negotiated transactions, under plans compliant with Rule 10b5-1 under the Exchange Act, or by other means in accordance with applicable laws. The manner, number, price, structure, and timing of the repurchases, if any, will be determined at the Company’s sole discretion and repurchases, if any, depend on a variety of factors, including legal requirements, price and economic and market conditions, royalty and milestone acquisition opportunities, and other factors. The repurchase authorization does not obligate the Company to acquire any particular amount of its common stock. The Board may suspend, modify, or terminate the stock repurchase program at any time without prior notice. During the nine months ended September 30, 2025, the Company purchased a total of 108,510 shares of its common stock for $2.4 million. During the three months ended September 30, 2025, the Company repurchased and retired shares of its common stock with an aggregate fair market value of approximately $25,000 under its stock repurchase program. Pursuant to Section 4501 of the Internal Revenue Code, a 1% excise tax is imposed on the aggregate fair market value of stock repurchases during the taxable year, provided the total value of repurchases exceeds a $1.0 million de minimis threshold. As cumulative repurchases exceeded this threshold during the second quarter, the Company recorded an excise tax liability of $24,000, which is reflected as a reduction to stockholders’ equity in the condensed consolidated balance sheet as of September 30, 2025. From the inception of the stock repurchase program through September 30, 2025, the

Company purchased a total of 109,170 shares of its common stock pursuant to the stock repurchase program for $2.4 million.

14. Income Taxes

On July 4, 2025, H.R.1 - One Big Beautiful Bill Act was enacted in the U.S., which introduced significant changes to U.S. income tax law, including provisions affecting the deductibility and capitalization of research and development expenditures, business interest deductions, and the international tax framework. The enactment of this legislation did not have a material impact on the Company’s condensed consolidated financial statements for the quarter ended September 30, 2025, as the Company maintains a full valuation allowance against its net deferred tax assets. The Company will continue to monitor and evaluate the potential impact of this legislation on future reporting periods as the U.S. Treasury issues implementing guidance.

The Company recorded an income tax expense of $49,000 for the three and nine months ended September 30, 2025, primarily related to the recognition of a deferred tax liability arising from the HilleVax acquisition, attributable to the anticipated repatriation of future earnings from the Company’s Swiss subsidiary. As of September 30, 2025, the Company maintained a full valuation allowance against its remaining net deferred tax assets.

The Company had a total of $5.9 million of gross unrecognized tax benefits as of September 30, 2025, none of which would affect the effective tax rate upon realization, as it had a full valuation allowance against its net deferred tax assets. The reversal of related deferred tax assets will be offset by a valuation allowance, should any of these uncertain tax positions be favorably settled in the future.

The Company does not expect its unrecognized tax benefits to change significantly over the next twelve months. The Company will recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of September 30, 2025, the Company had not accrued interest or penalties related to uncertain tax positions.

15. Segment and Geographic Information

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

The table below presents segment information for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Income and revenues	$9,351	$7,197	$38,392	$19,773
Business development and deal related costs	(4,339)	(1,028)	(7,212)	(2,446)

Other segment items:
Research and development expenses	(69)	(817)	(1,431)	(2,011)
Depreciation of property and equipment	(2)	(3)	(8)	(8)
Other general and administrative expenses(1)	(5,393)	(6,989)	(18,462)	(25,031)
Credit losses on purchased receivables	—	(14,000)	—	(23,000)
Amortization of intangible assets	(878)	—	(2,077)	—
Gains on acquisitions	18,004	—	18,004	19,316
Change in fair value of embedded derivative related to RPA	—	—	—	8,100
Change in fair value of derivatives related to Castle Creek	(15)	—	(10)	—
Interest expense	(3,301)	(3,493)	(10,004)	(10,446)
Other income, net	742	1,890	8,466	5,900
Income tax expense	(49)	—	(49)	—
Segment and consolidated net income (loss)	$14,051	$(17,243)	$25,609	$(9,853)

(1)	Other general and administrative expenses for the three and nine months ended September 30, 2025 included general and administrative expenses of $9.7 million and $25.7 million, respectively, net of business development and deal related costs and depreciation of property and equipment.

Geographic Information

Income and revenue attributed to the following geographic regions based on the location of the partners and licensees was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
United States	$2,628	$1,774	$16,094	$9,787
Switzerland	6,723	5,423	18,298	9,986
Asia Pacific	—	—	4,000	—
Total	$9,351	$7,197	$38,392	$19,773

The Company’s property and equipment is held in the U.S.

16. Subsequent Events

ESSA Acquisition and XenoTherapeutics Arranger Letter

On July 13, 2025, the ESSA Acquisition Agreement was executed, pursuant to which the Company agreed to facilitate the acquisition of ESSA’s issued and outstanding common shares by Xeno. As part of the ESSA Acquisition Agreement, the Company has agreed to provide bridge financing to Xeno and to act as administrator of the related CVR to the extent Xeno does not fulfill its obligations. Additionally, Xeno agreed to pay the Company an arranger fee of $3.0 million following the closing of the ESSA acquisition for the services rendered by the Company, which fee was paid in October 2025. BVF, a related party of the Company (Note 13), owned approximately 24.7% of ESSA before its acquisition by Xeno.

The ESSA acquisition closed on October 9, 2025. To facilitate the closing of the acquisition, the Company extended a short-term loan of $5.9 million to Xeno, which was repaid in October 2025.

LAVA Acquisition

On August 3, 2025, the Company entered into the LAVA Purchase Agreement, pursuant to which the Company plans to acquire LAVA through a tender offer for (i) a base price of $1.16 in cash per LAVA ordinary share, (ii) up to an additional $0.08 in cash per share, and (iii) one non-transferable CVR per share. On October 17, 2025, an amendment to the LAVA Purchase Agreement was executed, pursuant to which the tender offer price was adjusted to a price per share of (i) $1.04, and (ii) one non-transferable CVR. The acquisition has not closed as of the date of the issuance of these condensed consolidated financial statements. Upon the closing of the acquisition, the Company expects to own 100% of the outstanding ordinary shares of LAVA.

Mural Acquisition

On August 20, 2025, the Company entered into the Mural Transaction Agreement with Mural, pursuant to which the Company plans to acquire Mural through a tender offer for (i) a base cash price of $2.035 per Mural ordinary share and (ii) an additional cash amount per share of up to $0.205 contingent upon Mural’s closing net cash. The Company agreed to set aside $39.9 million in restricted cash to secure funding for the transaction, which will remain restricted until the closing date. The merger has not closed as of the date of the issuance of these condensed consolidated financial statements. Upon the closing of the acquisition, the Company expects to own 100% of the outstanding ordinary shares of Mural.

2025 Common Stock ATM Agreement

On October 3, 2025, the Company entered into a new ATM Agreement with Leerink under which the Company may offer and sell from time to time at its sole discretion shares of its common stock through Leerink as its sales agent, in an aggregate amount not to exceed $75.0 million. Leerink may sell the shares by any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 of the Securities Act and will use its commercially reasonable efforts consistent with its normal trading and sales practices to sell the shares up to the amount specified. The Company will pay Leerink a commission of up to 3% of the gross proceeds of any shares of common stock sold under the 2025 Common Stock ATM Agreement.

2025 Series B Preferred Stock ATM Agreement

On October 3, 2025, the Company also entered into a new ATM agreement with HCW under which the Company may offer and sell from time to time at its sole discretion depositary shares, each representing 1/1000th of a share of the Company’s Series B Preferred Stock, through HCW as its sales agent, in an aggregate amount not to exceed $50.0 million. HCW may sell the depositary shares by any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 of the Securities Act and will use its commercially reasonable efforts consistent with its normal trading and sales practices to sell the depositary shares up to the amount specified. The Company will pay HCW a commission of up to 3% of the gross proceeds of any depositary shares sold under the 2025 Series B Preferred Stock ATM Agreement.

Stock Option Cash-Out Arrangement

On October 13, 2025, the compensation committee of the Board approved a cash-out arrangement for stock options held by Thomas Burns, the Company’s Chief Financial Officer. Under this arrangement, Mr. Burns will receive cash payments in exchange for up to 142,278 shares of his vested and outstanding stock options expiring in 2027. Payments will be based on the difference between the applicable exercise price (ranging from $4.03 to $5.50 per share) and the closing price of the Company’s common stock, subject to applicable taxes and withholdings, on designated cash-out dates from February 18, 2026 to February 3, 2027.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act, Section 21E of the Exchange Act, and the Private Securities Litigation Reform Act of 1995, which are subject to the “safe harbor” created by those sections. Forward-looking statements are based on current expectations, estimates and forecasts, as well as our management’s beliefs and assumptions and on information currently available to them, and are subject to risks and uncertainties that are difficult to predict. In some cases you can identify forward-looking statements by words such as “may,” “will,” “should,” “might,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “targets,” “forecasts,” “potential,” “intend” “goal,” “guidance,” “strategy,” “continue,” “design,” and similar words, expressions or the negative of such terms. Examples of forward-looking statements include, but are not limited to, statements regarding: trend analyses and statements regarding future events, future financial performance, including future income related to VABYSMO and OJEMDA, anticipated growth, and industry prospects, our future operating expenses, our future losses, the success of our strategy as a royalty aggregator, the assumptions underlying our business model, the extent to which issued and pending patents may protect the products and processes in which we have an ownership or royalty interest and prevent the use of the covered subject matter by third parties, the potential of our existing product candidates to lead to the development of commercial products, our ability to receive potential milestone or royalty payments under license and collaboration agreements and the amount and timing of receipt of those payments, our ability to locate suitable assets to acquire, our ability to complete (on a timely basis or at all) and realize the benefits from acquisitions, uncertainties related to the acquisition of interest in development-stage and clinical-stage product candidates, fluctuations in and our ability to predict our operating results and cash flows, and the sufficiency of our capital resources. Forward-looking statements are based on assumptions that may not prove accurate. Actual results and outcomes, or the timing of actual results and outcomes, could differ materially from those anticipated due to certain risks, including risks inherent in the biotechnology industry and for our licensees engaged in the development of new products in a regulated market. Among other things: there can be no assurance that our revenues, income or expenses will meet any expectations or follow any trend(s); we may be unable to retain our key employees; litigation, arbitration or other disputes with third parties may have a material adverse effect on us; our product candidates subject to our out-license agreements are still being developed, and our licensees’ may require substantial funds to continue development which may not be available; we may not be successful in entering into out-license agreements for our product candidates; if our therapeutic product candidates do not receive regulatory approval, our third-party licensees will not be able to manufacture and market them; products or technologies of other companies may render some or all of our product candidates noncompetitive or obsolete; we do not know whether there will be, or will continue to be, a viable market for the products in which we have an ownership or royalty interest; even once approved, a product may be subject to additional testing or significant marketing restrictions, its approval may be withdrawn or it may be voluntarily taken off the market; we and our licensees are subject to various state and federal healthcare related laws and regulations that may impact the commercialization of our or our third-party licensee’s product candidates and could subject us or them to significant fines and penalties, and could be impacted by changes or disruptions at the FDA and other government agencies; we and our third-party licensees may be impacted by general macroeconomic and business conditions in key regions of the world, including inflationary pressures, general economic slowdown or a recession, high interest rates, changes in monetary policy, changes in trade policies, including tariffs or other trade restrictions or the threat of such actions, government shutdowns, instability in financial institutions and geopolitical instability. These and other risks and uncertainties are described in more detail in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024, Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025, elsewhere in this Quarterly Report on Form 10-Q and in our other filings with the SEC.

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

The generation of future revenues and income related to licenses, milestone payments, and royalties is dependent on the achievement of milestones or product sales by our existing partners and licensees. We generated net income of $14.1 million and $25.6 million for the three and nine months ended September 30, 2025, respectively, net cash provided by operating activities was $8.4 million for the nine months ended September 30, 2025, and we had an accumulated deficit of $1.2 billion as of September 30, 2025. We generated a net loss of $13.8 million, net cash used in operating activities was $13.7 million, and we had an accumulated deficit of $1.2 billion for the year ended December 31, 2024.

Recent Business Developments

Completed Acquisitions

HilleVax Acquisition

In September 2025, we acquired HilleVax through a tender offer for $1.95 in cash per share of HilleVax common stock, plus one non-transferable CVR per share of HilleVax common stock, totaling $105.3 million in purchase consideration. As part of the merger, we acquired IP assets related to HIL-216, a pre-clinical vaccine candidate, and assumed existing lease and sublease agreements. Under the HilleVax CVR Agreement, CVR holders are entitled to the net proceeds from any disposition of HIL-216 and sublease receipts associated with the Boston Lease. As a result of the acquisition, we recognized a $17.9 million bargain purchase gain included in other income, net for the three and nine months ended September 30, 2025.

Turnstone Acquisition

In August 2025, we acquired Turnstone through a tender offer for $0.34 in cash per share of Turnstone common stock and one non-transferable CVR per share of Turnstone common stock, resulting in total purchase consideration of $9.6 million. As part of the merger, we acquired certain short-term financial assets, primarily consisting of cash, receivables, prepaid expenses, and other current assets. Under the Turnstone CVR Agreement, CVR holders are entitled to 100% of the net proceeds from specified Turnstone tax receivables and a lease security deposit. As a result of the acquisition, we recognized a $1.8 million bargain purchase gain included in other income, net for the three and nine months ended September 30, 2025.

Other Business Developments

ESSA Acquisition and XenoTherapeutics Arranger Letter

On July 13, 2025, the ESSA Acquisition Agreement was executed, pursuant to which we agreed to facilitate the acquisition of ESSA’s issued and outstanding common shares by Xeno. As part of the ESSA Acquisition Agreement, we agreed to provide bridge financing to Xeno and to act as administrator of the related CVR to the extent Xeno does not fulfill its obligations. Additionally, Xeno agreed to pay us an arranger fee of $3.0 million following the closing of the ESSA acquisition for the services we rendered, which fee was paid in October 2025. BVF, a related party of the Company, owned approximately 24.7% of ESSA before its acquisition by Xeno.

The ESSA acquisition closed on October 9, 2025. To facilitate the closing of the acquisition, we extended a short-term loan of $5.9 million to Xeno, which was repaid in October 2025.

LAVA Acquisition

On August 3, 2025, we entered into the LAVA Purchase Agreement, pursuant to which we plan to acquire LAVA through a tender offer for (i) a base price of $1.16 in cash per LAVA ordinary share, (ii) up to an additional $0.08 in cash per share, and (iii) one non-transferable CVR per share. On October 17, 2025, an amendment to the LAVA Purchase Agreement was executed, pursuant to which the tender offer price was adjusted to a price per share of (i) $1.04, and (ii) one non-transferable CVR. The acquisition has not closed as of the date of the issuance of these condensed consolidated financial statements. Upon the closing of the acquisition, we expect to own 100% of the outstanding ordinary shares of LAVA.

Mural Acquisition

On August 20, 2025, we entered into the Mural Transaction Agreement with Mural, pursuant to which we plan to acquire Mural through a tender offer for (i) a base cash price of $2.035 per Mural ordinary share and (ii) an additional cash amount per share of up to $0.205 contingent upon Mural’s closing net cash. We agreed to set aside $39.9 million in restricted cash to secure funding for the transaction, which will remain restricted until the closing date. The merger has not closed as of the date of the issuance of these condensed consolidated financial statements. Upon the closing of the acquisition, we expect to own 100% of the outstanding ordinary shares of Mural.

2025 Common Stock ATM Agreement

On October 3, 2025, we entered into a new ATM Agreement with Leerink under which we may offer and sell from time to time at our sole discretion shares of our common stock through Leerink as our sales agent, in an aggregate amount not to exceed $75.0 million. Leerink may sell the shares by any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 of the Securities Act and will use its commercially reasonable efforts consistent with its normal trading and sales practices to sell the shares up to the amount specified. We will pay Leerink a commission of up to 3% of the gross proceeds of any shares of common stock sold under the 2025 Common Stock ATM Agreement.

2025 Series B Preferred Stock ATM Agreement

On October 3, 2025, we also entered into a new ATM agreement with HCW under which we may offer and sell from time to time at our sole discretion depositary shares, each representing 1/1000th of a share of our Series B Preferred Stock, through HCW as our sales agent, in an aggregate amount not to exceed $50.0 million. HCW may sell the depositary shares by any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 of the Securities Act and will use its commercially reasonable efforts consistent with its normal trading and sales practices to sell the depositary shares up to the amount specified. We will pay HCW a commission of up to 3% of the gross proceeds of any depositary shares sold under the 2025 Series B Preferred Stock ATM Agreement.

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

Kinnate Acquisition

As of April 2, 2025, we completed the sale of all five pipeline assets that were acquired in the acquisition of Kinnate in April 2024. We are eligible to receive up to $270 million in upfront and milestone payments, as well as future royalty payments at rates ranging from the low single digits to mid-teens on commercial sales. Pursuant to the terms of Kinnate Merger Agreement, holders of the Kinnate CVRs will receive 85% of the net proceeds of such payments received by us prior to April 2, 2029. Funds related to modest upfront payments were distributed to Kinnate CVR holders in July 2025.

HilleVax Acquisition

As part of the HilleVax acquisition completed in September 2025, we acquired IP assets related to HIL-216, a pre-clinical vaccine candidate for norovirus. We have no plans to develop HIL-216, which is instead targeted for divestiture through sale or licensing. Under the HilleVax CVR Agreement, holders of the HilleVax CVRs will receive 90% of the net proceeds from the disposition of HIL-216 if sold within two years of the merger and 100% of the remaining unused funds in the related expense fund at the end of the two-year period. Contingent consideration related to the pre-clinical intangible assets for HIL-216 could be payable if the Company licenses or otherwise disposes of the IP associated with HIL-216.

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

There have been no significant changes in our critical accounting estimates during the nine months ended September 30, 2025, as compared with those previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 17, 2025.

Our significant accounting policies are included in “Note 2 – Basis of Presentation and Significant Accounting Policies” in our condensed consolidated financial statements.

Results of Operations

Income and Revenues

Total income and revenues for the three and nine months ended September 30, 2025 and 2024, were as follows (in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2025	2024	Change	2025	2024	Change
Income from purchased receivables under the EIR method	$6,962	$5,423	$1,539	$19,039	$9,985	$9,054
Income from purchased receivables under the cost recovery method	1,857	1,040	817	9,125	1,910	7,215
Revenue from contracts with customers	225	25	200	9,250	6,050	3,200
Revenue recognized under units-of-revenue method	307	709	(402)	978	1,828	(850)
Total income and revenues	$9,351	$7,197	$2,154	$38,392	$19,773	$18,619

Income from Purchased Receivables under the EIR Method and Cost Recovery Method

The following table summarizes income recognized from purchased receivables under the EIR method and cost recovery method during the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	Change	2025	2024	Change
Affitech (VABYSMO)	$6,723	$5,423	$1,300	$18,298	$9,985	$8,313
Aptevo (IXINITY)	239	—	239	741	—	741
Total income from purchased receivables under the EIR method	$6,962	$5,423	$1,539	$19,039	$9,985	$9,054

Viracta (OJEMDA)	$1,857	$1,040	$817	$9,097	$1,910	$7,187
Talphera	—	—	—	28	—	28
Total income from purchased receivables under the cost recovery method	$1,857	$1,040	$817	$9,125	$1,910	$7,215

We expect income related to VABYSMO to increase in future periods based on projected sales estimates; however, the increase in income may not be at the same rate as the increase from the 2024 to 2025 periods.

Income recognized for OJEMDA during the three months ended September 30, 2025 was due to $1.9 million in estimated royalties earned during the period. The income recognized for OJEMDA during the nine months ended September 30, 2025, included a one-time $4.0 million milestone related to DayOne’s MAA filing with the EMA and $5.1 million in royalties. OJEMDA was launched in the second quarter of 2024, and we expect income from related royalties to increase in future periods based on projections reported by DayOne.

Revenue from Contracts with Customers

Revenue from contracts with customers includes upfront fees, annual license fees, and milestone payments related to the out-licensing of our legacy product candidates and technologies. Revenue from contracts with customers for the nine months ended September 30, 2025 included a milestone payment of $5.0 million pursuant to our Rezolute License Agreement and a $4.0 million payment pursuant to the Takeda Collaboration Agreement, including $3.0 million from a milestone payment and $1.0 million in other revenue.

Revenue from contracts with customers for the nine months ended September 30, 2024 included a milestone payment of $5.0 million pursuant to our Rezolute License Agreement and milestone payments of $1.0 million pursuant to our license agreement with AVEO.

Revenue Recognized under Units-of-Revenue Method

Revenue recognized under the units-of-revenue method includes the amortization of unearned revenue from the sale of royalty interests to HCRP in 2016. Changes in revenues recognized in each period presented are related to the changes in estimated royalties received by HCRP.

R&D Expenses

Total research and development expenses for the three and nine months ended September 30, 2025 and 2024, were as follows (in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2025	2024	Change	2025	2024	Change
Research and development	$69	$817	$(748)	$1,431	$2,011	$(580)

R&D costs were primarily due to clinical trial costs related to KIN-3248 and the associated wind-down activities subsequent to our acquisition of Kinnate in April 2024. We do not expect to incur significant Kinnate-related R&D costs in future periods. However, we may incur increased R&D costs associated with our contemplated acquisitions.

G&A Expenses

Total general and administrative expenses for the three and nine months ended September 30, 2025 and 2024, were as follows (in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2025	2024	Change	2025	2024	Change
General and administrative	$9,734	$8,020	$1,714	$25,682	$27,485	$(1,803)

G&A expenses include salaries and related personnel costs, professional fees, and facilities costs. The increase of $1.7 million for the three months ended September 30, 2025, as compared to the same period in 2024, was primarily due to an increase in business development and deal-related costs of $3.3 million, partially offset by a decrease in stock-based compensation expense of $0.8 million and a decrease in insurance expense of $0.4 million. The decrease of $1.8 million for the nine months ended September 30, 2025, as compared to the same period in 2024, was primarily due to $3.6 million in costs related to exit packages for Kinnate senior leadership in the second quarter of 2024 and a decrease in stock-based compensation expense of $2.8 million, partially offset by an increase in business development and deal-related costs of $4.8 million.

Credit Losses on Purchased Receivables

There were no credit losses on purchased receivables for the three or nine months ended September 30, 2025.

Credit losses on purchased receivables were $23.0 million for the nine months ended September 30, 2024 and consisted of $9.0 million related to our Aronora RPA in the second quarter of 2024 and $14.0 million related to our Agenus RPA in the third quarter of 2024.

Other (Expense) Income, Net

Interest Expense

Interest expense includes the accretion of debt discount and debt issuance costs. Interest expense for the three and nine months ended September 30, 2025 and 2024 was as follows (in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2025	2024	Change	2025	2024	Change
Accrued interest expense	$2,914	$3,085	$(171)	$8,868	$9,450	$(582)
Accretion of debt discount and debt issuance costs	387	408	(21)	1,136	996	140
Total interest expense	$3,301	$3,493	$(192)	$10,004	$10,446	$(442)

Interest expense incurred for the three and nine months ended September 30, 2025 and 2024, was related to our Blue Owl Loan. Decreases for the periods presented were due to decreases in the principal balance.

Gains on Acquisitions

Gains on acquisitions for the three and nine months ended September 30, 2025 included a gain on acquisition of HilleVax of $17.9 million, a gain on acquisition of Turnstone of $1.8 million, and a reduction to the gains on acquisitions of $1.7 million to remove a previously recognized prepaid asset for the Kinnate acquisition that occurred in the quarter ended June 30, 2024.

Other Income, Net

Other income, net for the three and nine months ended September 30, 2025 and 2024 was as follows (in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2025	2024	Change	2025	2024	Change
Other income, net
Investment income	$866	$1,698	$(832)	$2,637	$5,088	$(2,451)
Unrealized (loss) gain from change in fair value of equity securities	(3,944)	89	(4,033)	1,230	624	606
Gain on sale of equity securities	3,663	—	3,663	3,663	—	3,663
Sublease income	156	103	53	362	170	192
Other miscellaneous (expense) income, net	(14)	—	(14)	564	18	546
Total other income, net	$727	$1,890	$(1,163)	$8,456	$5,900	$2,556

The decreases in investment income for the three and nine months ended September 30, 2025 and 2024 were primarily due to decreased cash balances.

For the three and nine months ended September 30, 2025 and 2024, the unrealized loss from the change in fair value of equity securities was due to the change in market price for our investments in two publicly traded companies’ equity securities. We sold all equity securities related to one of these publicly traded companies in the third quarter of 2025, resulting in a gain of $3.7 million.

For the nine months ended September 30, 2025 the increase in other income was due to $1.1 million in upfront fees, net of $0.6 million of related distributions to Kinnate CVR holders, recognized in connection with the sale of the legacy Kinnate assets in the second quarter of 2025.

Provision for Income Taxes

We recorded an income tax expense of $49,000 for the three and nine months ended September 30, 2025, primarily related to the recognition of a deferred tax liability in connection with the acquisition of HilleVax, reflecting income tax withholdings on the anticipated repatriation of earnings from the Company’s Swiss subsidiary. The Company continued to maintain a full valuation allowance against its remaining net deferred tax assets, and no other income tax provision was recorded for the three and nine months ended September 30, 2025 and 2024.

Liquidity and Capital Resources

Our cash and cash equivalents, restricted cash, working capital, and cash flow activities as of and for each of the periods presented were as follows (in thousands):

	September 30,	December 31,
	2025	2024	Change
Cash and cash equivalents	$45,189	$101,654	$(56,465)
Short-term restricted cash	$45,288	$1,330	$43,958
Long-term restricted cash	$40,076	$3,432	$36,644
Working capital	$82,402	$101,230	$(18,828)

	Nine Months Ended
	September 30,
	2025	2024	Change
Net cash provided by (used in) operating activities	$8,372	$(10,845)	$19,217
Net cash provided by investing activities	31,539	8,172	23,367
Net cash used in financing activities	(15,774)	(10,061)	(5,713)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$24,137	$(12,734)	$36,871

Net cash provided by operating activities of $8.4 million for the nine months ended September 30, 2025 was primarily driven by cash receipts during the period (see further details in the Capital Resources section below).

Net cash provided by investing activities of $31.5 million for the nine months ended September 30, 2025 was primarily driven by the net cash acquired in the HilleVax acquisition of $46.8 million, the sale of equity securities for $7.0 million, net cash acquired in the Turnstone acquisition of $3.9 million, and cash receipts from royalty and commercial payments of $3.1 million, partially offset by the payment for the BioInvent contract-based intangible asset of $20.7 million, payments related to the Castle Creek royalty financing of $5.0 million, and payments of contingent consideration under RPAs, CPPAs, and PIPAs of $3.0 million.

Net cash used in financing activities of $15.8 million for the nine months ended September 30, 2025 was primarily due to principal repayments on our Blue Owl Loan of $10.6 million, payments of dividends on our Series A and Series B Preferred Stock of $4.1 million, repurchases of common stock of $2.4 million, and taxes paid related to the net share settlement of equity awards of $2.0 million, partially offset by proceeds from the exercise of options and other share-based compensation of $3.4 million.

Capital Resources

We have historically financed our operations and acquisitions through debt facilities, the issuance of our common stock, Series A and Series B Preferred Stock, and amounts received as milestone payments under our license agreements. Cash received from commercial payments related to sales of VABYSMO will be used to pay down the principal amount and interest due on our Blue Owl Loan until the loan is repaid in full. We also receive cash payments from our purchased receivables and these receipts have been increasing in recent years as our portfolio matures. Below is a summary of the cash received from our purchased receivables and contracts with customers for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Royalties and commercial payments
VABYSMO	$11,361	$9,491	$22,505	$16,888
OJEMDA	1,657	410	4,486	410
MIPLYFFA	873	—	1,976	—
IXINITY	387	—	1,318	795
OTHER	1	30	32	80
Total royalties and commercial payments	14,279	9,931	30,317	18,173
Other receipts from purchased receivables	—	—	4,000	17,100
Receipts from contracts with customers	—	—	9,575	7,025
Total cash receipts	$14,279	$9,931	$43,892	$42,298

We have incurred significant operating losses since our inception and as of September 30, 2025, we had an accumulated deficit of $1.2 billion. As of September 30, 2025, we had $45.2 million in unrestricted cash and cash equivalents and $85.4 million in restricted cash. Based on our current cash balance and our planned discretionary spending, such as royalty or other acquisitions, we believe that our current financial resources are sufficient to fund our planned operations, commitments, and contractual obligations for a period of at least one year following the filing date of this Quarterly Report.

The generation of future income and revenue related to licenses, milestone payments, and royalties is dependent on the achievement of milestones or product sales by our existing partners. Milestone payments earned in prior periods are not indicative of anticipated milestone payments in future periods. We may seek additional capital through our 2025 Common Stock ATM Agreement or our 2025 Series B Preferred Stock ATM Agreement (see Note 16 to the condensed consolidated financial statements), or through other public or private debt or equity transactions. Our ability to raise additional capital in the equity and debt markets, should we choose to do so, is dependent on a number of factors including, but not limited to, the market demand for our common and preferred stock, which are subject to a number of development and business risks and uncertainties, our creditworthiness and whether were are able to raise such additional capital at a price or on terms that are favorable to us, if at all. If we are unable to raise additional funds when we need them, our business and operations may be adversely affected.

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

In June 2023 we entered into a lease for our headquarters in Emeryville, California. The lease commenced in November 2023 and has a term of 65 months. As of September 30, 2025, we expect to incur incremental undiscounted costs of $0.3 million associated with our building lease.

In September 2025, as part of the HilleVax acquisition, we acquired the Boston Lease that expires on December 31, 2032. As of September 30, 2025, the remaining undiscounted costs under the Boston Lease were approximately $41.7 million. Of the total cash we received in the HilleVax acquisition, a corresponding $41.7 million was reserved to pay the future Boston Lease obligations. If the Boston Lease is terminated, assigned, or subleased within twelve months of the HilleVax Merger Closing Date, 100% of the amount received from any subtenant will be distributed to CVR holders. If the Boston Lease is terminated, assigned, or subleased after twelve months of the HilleVax Merger Closing Date, 90% of the applicable receipts will be distributed to CVR holders.

Stock Repurchase Program: On January 2, 2024, our Board authorized our stock repurchase program which permits us to purchase up to $50.0 million of our common stock through January 2027. During the quarter ended September 30, 2025, we repurchased and retired approximately $25,000 of our common stock under our stock repurchase program. Our repurchases exceeded the $1.0 million annual de minimis threshold established by Internal Revenue Code Section 4501 during the second quarter, resulting in a 1% excise tax of $24,000 during the nine months ended September 30, 2025 related to stock repurchases during 2025. The excise tax was recorded as a non-cash reduction to stockholders’ equity and did not impact our net income or operating cash flows. As of September 30, 2025, we repurchased a total of 109,170 shares of common stock pursuant to the stock repurchase program for $2.4 million.

Stock Option Cash-Out Arrangement: On October 13, 2025, the compensation committee of the Board approved a cash-out arrangement for stock options held by Thomas Burns, our Chief Financial Officer. Under this arrangement, Mr. Burns will receive cash payments in exchange for up to 142,278 shares of his vested and outstanding stock options expiring in 2027. Payments will be based on the difference between the applicable exercise price (ranging from $4.03 to $5.50 per share) and the closing price of our common stock, subject to applicable taxes and withholdings, on designated cash-out dates from February 18, 2026 to February 3, 2027.

Long-Term Debt: Under the Blue Owl Loan Agreement, the outstanding principal balance bears interest at an annual rate of 9.875%. XRL began making payments of interest under the Blue Owl Loan Agreement semi-annually, in March 2024 using the royalties received on worldwide net sales of VABYSMO, pursuant to the Affitech CPPA. On each interest payment date, any shortfall in interest payment will be paid from the interest reserve, any uncured shortfall in interest payment that exceeds the interest reserve will increase the outstanding principal amount of the loan, and any royalty payments in excess of accrued interest on the loan will be used to repay the principal of the loan until the balance is fully repaid. As of September 30, 2025, XRL held restricted cash of $2.2 million in reserve accounts that may only be used to pay interest and administrative fees and XRL’s operating expenses pursuant to the Blue Owl Loan Agreement. As of September 30, 2025, the current and non-current portion of the initial term loan was $14.3 million and $94.4 million, respectively, and $2 million of the restricted cash was classified as non-current.

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

Collaborative Agreements, Royalties, and Milestone Payments: We may need to make potential future milestone payments and pay legal fees to third parties as part of our licensing and development programs. Payments under these agreements become due and payable only upon the achievement of certain developmental, regulatory, and commercial milestones by our licensees. Because it is uncertain if and when these milestones will be achieved, such contingencies, aggregating up to $12.1 million (assuming one product per contract meets all milestone events) have not been recorded on our condensed consolidated balance sheet as of September 30, 2025, including the $10.0 million BioInvent contingent consideration. We are unable to determine precisely when and if our payment obligations under the agreements will become due as these obligations are based on milestone events, the achievement of which is subject to a significant number of risks and uncertainties. We expect all payments due to be funded by a portion of the related milestone or royalty revenue we receive or we expect these payments to be reimbursed by our licensees.

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

Changes in Commitments and Contingencies

Our commitments and contingencies were reported in our Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC. Except as described below, there have been no material changes during the nine months ended September 30, 2025 from the commitments and contingencies previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

On August 11, 2025, we executed the Turnstone CVR Agreement. Pursuant to this agreement, holders of the Turnstone CVR are entitled to receive 100% of the net proceeds from specified Turnstone net tax receivables as well as a lease security deposit. As of September 30, 2025, we have recognized CVR liabilities totaling $1.1 million in relation to these items.

On September 17, 2025, we entered into the HilleVax CVR Agreement, under which the HilleVax CVR holders are entitled to 90% of the net proceeds from the disposition of HIL-216 if sold within two years of the merger and 100% of the unused funds in the related expense fund at the end of the two-year period. We are also obligated to distribute future receipts from the Boston Lease security deposit and sublease agreement to the CVR holders, and as of September 30, 2025, we recorded CVR liabilities of $5.7 million for these items.

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

In recent months, the United States has announced tariffs on imports from most countries, including significant tariffs on imports from Canada, Mexico and China. Historically, tariffs have led to increased trade and political tensions. In response to tariffs, other countries have implemented retaliatory tariffs on U.S. goods. Political tensions as a result of trade policies could reduce trade volume, investment, technological exchange and other economic activities between major international economies, resulting in a material adverse effect on global economic conditions and the stability of global financial markets. In addition, in September 2025, the United States announced plans to impose up to 100% tariffs on imported branded or patented pharmaceuticals, subject to certain exceptions. There is substantial uncertainty as to when such tariffs may go into effect and whether such tariffs would apply to the importation of active pharmaceutical ingredients or bulk drug products that are intended for use in clinical trials, and, more generally, about the duration of existing tariffs, tariff levels, implementation of announced tariffs, litigation challenging tariffs and whether additional tariffs or other retaliatory actions may be imposed, modified or suspended.

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

The ability of the FDA to review and approve regulatory submissions can be affected by a variety of factors, including statutory, regulatory and policy changes, inadequate government budget funding levels or a reduction in the FDA’s workforce and its ability to hire and retain key personnel, disruptions caused by government shutdowns, public health crises, the FDA’s ability to accept the payment of user fees, and other events that may otherwise affect the FDA’s ability to perform routine functions. There have been mass layoffs of federal employees since the start of the current presidential administration in January 2025, the full impact of which is unclear at this time. Such disruptions, including disruptions arising from the ongoing shutdown of the U.S. federal government that commenced in October 2025, could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our licensees’ or royalty-agreement counterparties’ regulatory submissions, which could have a material adverse effect on our business. In addition, the presidential administration has made and is expected to continue to make changes in the leadership of various U.S. federal regulatory agencies and changes to U.S. federal government policy that have led to, in some cases, legal challenges and uncertainty around the funding, functioning and policy priorities of the U.S. federal regulatory agencies, including the FDA.

We are unable to predict the extent to which the presidential administration may impose or seek to impose leadership or policy changes at the FDA or changes to rules and policies impacting our business and operations or the business and operations of our royalty providers. It is unclear how these executive actions or other potential actions by the federal government will impact the FDA or other regulatory authorities. Government proposals to reduce or eliminate budgetary deficits may include reduced allocations to the FDA and other related government agencies. These budgetary pressures may reduce the FDA’s ability to perform its responsibilities, which could result in delays in our royalty providers’ clinical trial timelines. If a significant reduction in the FDA’s workforce occurs, the FDA’s budget is significantly reduced or the current government shutdown is prolonged, it could significantly impact the ability of the FDA to timely review and process our royalty providers’ regulatory submissions or take other actions critical to the development or approval of our licensees’ or royalty-agreement counterparties’ product candidates, which could have a material adverse effect on their and our business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

On January 2, 2024, the Board authorized our stock repurchase program, which permits us to purchase up to $50.0 million of our common stock through January 2027. Under the program, we have discretion in determining the conditions under which shares may be purchased from time to time, including through transactions in the open market, in privately negotiated transactions, under plans compliant with Rule 10b5-1 under the Exchange Act, or by other means in accordance with applicable laws. The manner, number, price, structure, and timing of the repurchases, if any, will be determined at our sole discretion and repurchases, if any, depend on a variety of factors, including legal requirements, price and economic and market conditions, royalty and milestone acquisition opportunities, and other factors. The repurchase authorization does not obligate us to acquire any particular amount of our common stock. The Board may suspend, modify, or terminate the stock repurchase program at any time without prior notice. All common stock repurchased by us during the three months ended September 30, 2025 were subsequently retired. Repurchases of our common stock during the three months ended September 30, 2025 were as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 – July 31, 2025	—	$—	—	$47,616,819
August 1 – August 31, 2025	1,000	$24.83	1,000	$47,591,985
September 1 – September 30, 2025	—	$—	—	$47,591,985
Total	1,000		1,000	$47,591,985

(1)The number of shares purchased is based on the settlement date.
(2)Average price per share includes commissions.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(c) Trading Plans

During the fiscal quarter ended September 30, 2025, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (in each case, as defined in Item 408(a) of Regulation S-K), except as described below.

On September 15, 2025, Thomas Burns, our Chief Financial Officer, adopted a trading plan intended to satisfy Rule 10b5-1(c) under the Exchange Act to sell up to 142,278 shares of our common stock between January 15, 2026 through February 11, 2027, subject to certain conditions.

ITEM 6. EXHIBITS

		Incorporation By Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

2.1	Agreement and Plan of Merger between the Company, Kinnate and Merger Sub, dated February 16, 2024	8-K	001-39801	2.1	02/16/2024

2.2	Contingent Value Rights Agreement, dated April 3, 2024, by and between the Company, XRA 1 Corp., Broadridge Corporate Issuer Solutions, LLC and Fortis Advisors LLC	8-K	001-39801	2.2	04/03/2024

2.3	Plan of Conversion of the Company	8-K	001-39801	2.1	05/30/2025

2.4	Agreement and Plan of Merger, dated June 26, 2025, by and among the Company, Turnstone Biologics Corp. and XRA 3 Corp.	8-K	001-39801	2.1	08/15/2025

2.5	Contingent Value Rights Agreement, dated August 11, 2025, by and among the Company, Broadridge Corporate Issuer Solutions, LLC and WT Representative LLC	8-K	001-39801	2.2	08/15/2025

2.6*	Agreement and Plan of Merger, dated August 4, 2025, by and among the Company, HilleVax, Inc. and XRA 4 Corp.	8-K	001-39801	2.1	09/23/2025

2.7	Contingent Value Rights Agreement, dated September 17, 2025, by and among the Company, XRA 4 Corp., Broadridge Corporate Issuer Solutions, LLC and Dr. Robert Hershberg, solely in his capacity as the initial representative, agent and attorney-in-fact of the Holders	8-K	001-39801	2.2	09/23/2025

3.1	Articles of Incorporation of the Company	8-K	001-39801	3.1	05/30/2025

3.2	Certificate of Designation of Series X Convertible Preferred Stock	10-Q	001-39801	3.2	08/13/2025

3.3	Certificate of Designation of 8.625% Series A Cumulative Perpetual Preferred Stock	10-Q	001-39801	3.3	08/13/2025

3.4	Certificate of Designation of 8.375% Series B Cumulative Perpetual Preferred Stock	10-Q	001-39801	3.4	08/13/2025

3.5	Certificate of Correction, dated September 23, 2025, to the Certificate of Designation of 8.375% Series B Cumulative Perpetual Preferred Stock	8-K	001-39801	3.1	09/26/2025

3.6	Bylaws of the Company	8-K	001-39801	3.2	05/30/2025

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, 3.5, and 3.6

4.2	Deposit Agreement, dated effective April 9, 2021, by and among the Company, American Stock Transfer & Trust Company, LLC, as depositary, and the holders of the depositary receipts issued thereunder	8-K	001-39801	4.1	04/08/2021

4.3	Form of Warrants (May 2018 Warrants)	10-Q	000-14710	4.6	08/07/2018

Incorporation By Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

4.4	Form of Warrants (March 2019 Warrants)	10-Q	000-14710	4.7	05/06/2019

4.5	Form of Warrant (December 2023) ($35.00 Exercise Price)	8-K	001-39801	4.1	12/19/2023

4.6	Form of Warrant (December 2023) ($42.50 Exercise Price)	8-K	001-39801	4.2	12/19/2023

4.7	Form of Warrant (December 2023) ($50.00 Exercise Price)	8-K	001-39801	4.3	12/19/2023

4.8	Form of Indenture	S-3	333-277794	4.6	03/08/2024

31.1+	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

31.2+	Certification of Chief Financial Officer, as required by Rule 13a 14(a) or Rule 15d 14(a) of the Securities Exchange Act of 1934

32.1(1)	Certifications of Chief Executive Officer and Chief Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. §1350

101.INS+	Inline XBRL Instance Document

101.SCH+	Inline XBRL Schema Document

101.CAL+	Inline XBRL Calculation Linkbase Document

101.DEF+	Inline XBRL Definition Linkbase Document

101.LAB+	Inline XBRL Labels Linkbase Document

101.PRE+	Inline XBRL Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
+	Filed herewith.
(1)

Furnished herewith. These certifications are not deemed filed with the SEC and are not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of this Form 10-Q), irrespective of any general incorporation language contained in such filing.

*

Certain exhibits, annexes and schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company hereby undertakes to furnish supplemental copies of any of the omitted exhibits, annexes and schedules upon request by the SEC; provided, however, that the Company may request confidential treatment pursuant to Rule 24b-2 of the Exchange Act for any annexes or schedules so furnished.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XOMA Royalty Corporation

Date: November 12, 2025	By:	/s/ OWEN HUGHES
Owen Hughes Chief Executive Officer (Principal Executive Officer)

Date: November 12, 2025	By:	/s/ THOMAS BURNS
Thomas Burns Senior Vice President, Finance and Chief Financial Officer (Principal Financial and Principal Accounting Officer)