Form 10-K
period 2025-12-31
XOMA Royalty Corp
filed 2026-03-18
CIK 791908

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒       ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the Registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the Registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on the Nasdaq Global Market on June 30, 2025, was $167,829,001.

The number of shares of Registrant’s Common Stock outstanding as of March 11, 2026 was 11,905,652.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement relating to the Company’s 2026 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report.

XOMA Royalty Corporation

2025 FORM 10-K ANNUAL REPORT

i

GLOSSARY OF TERMS AND ABBREVIATIONS

Abbreviations	Definition
General:
2010 Plan	The Company's 2010 Long Term Incentive and Stock Award Plan, as amended
2015 ESPP	2015 Employee Stock Purchase Plan, as amended
2018 Common Stock ATM Agreement	At The Market Issuance Sales Agreement with HCW dated December 18, 2018
2021 Series B Preferred Stock ATM Agreement	At The Market Issuance Sales Agreement with B. Riley dated August 5, 2021
2025 Common Stock ATM Agreement	At the Market Issuance Sales Agreement with Leerink dated October 3, 2025
2025 ESPP	2025 Employee Stock Purchase Plan
2025 Series B Preferred Stock ATM Agreement	At The Market Issuance Sales Agreement with HCW dated October 3, 2025
‘40 Act	Investment Company Act of 1940
ACA	The Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010
ASC	Accounting Standards Codification
ASC 250	ASC Topic 250, Accounting Changes and Error Corrections
ASC 260	ASC Topic 260, Earnings Per Share
ASC 310	ASC Topic 310, Receivables
ASC 450	ASC Topic 450, Contingencies
ASC 606	ASC Topic 606, Revenue from Contracts with Customers
ASC 805	ASC Topic 805, Business Combinations
ASC 815	ASC Topic 815, Derivatives and Hedging
ASC 835-30	ASC Subtopic 835-30, Interest – Imputation of Interest
ASC 842	ASC Topic 842, Leases
ASU	Accounting Standards Update
BLA	Biologic License Application
Black-Scholes Model	Black-Scholes Option Pricing Model
Blue Owl	Blue Owl Capital Corporation
Blue Owl Loan	Loan pursuant to the Blue Owl Loan Agreement
Blue Owl Loan Agreement	Loan agreement dated as of December 15, 2023, between XRL, the lenders from time to time party thereto and Blue Owl, as administrative agent
Board	The Company’s Board of Directors
B. Riley	B. Riley Securities, Inc.
Broadridge	Broadridge Corporate Issuer Solutions, LLC
BVF	Biotechnology Value Fund, L.P.
Cash-Out Agreement	Cash-Out Agreement between the Company and Thomas M. Burns dated October 22, 2025
cGMP	current Good Manufacturing Practice
Company	XOMA Royalty Corporation (formerly XOMA Corporation), including its subsidiaries
DoD	U.S. Department of Defense
EIR	Effective interest rate
EMA	European Medicines Agency
ESPP	Employee Stock Purchase Plan
EU	European Union

Exchange Act	U.S. Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FCPA	U.S. Foreign Corrupt Practices Act of 1977, as amended
FDA	U.S. Food and Drug Administration
FDCA	The Federal Food, Drug, and Cosmetic Act, as amended
FDIC	Federal Deposit Insurance Corporation
GAAP	Generally accepted accounting principles
G&A	General and administrative
HCRP	Healthcare Royalty Partners II, L.P.
HCW	H.C. Wainwright & Co., LLC
IP	Intellectual Property
IPR&D	In-Process Research and Development
IRA	Inflation Reduction Act
Leerink	Leerink Partners LLC
MAA	Marketing Authorization Application
NDA	New Drug Application
NOL	Net operating loss
PSU	Performance stock unit
R&D	Research and development
Regeneron	Regeneron Pharmaceuticals, Inc.
Amended Retention Plan	October 25, 2022 amendment to the Retention Plan
Retention Plan	Retention and Severance Plan dated March 31, 2022
RSU	Restricted stock unit
SAB No. 99, Topic 1.M	Staff Accounting Bulletin No. 99 Topic 1.M., Materiality
SAB No.108, Topic 1.N	Staff Accounting Bulletin No. 108, Considering the Effects of Misstatements when Quantifying Misstatements in the Current Year Financial Statements
SEC	U.S. Securities and Exchange Commission
Securities Act	U.S. Securities Act of 1933, as amended
Series A Preferred Stock	The 8.625% Series A cumulative, perpetual preferred stock issued in December 2020
Series B Preferred Stock	The 8.375% Series B cumulative, perpetual preferred stock issued in April 2021
Series A and Series B Preferred Stock	Series A Preferred Stock and Series B Preferred Stock, collectively
Series B Depositary Shares	The depositary shares, each representing 1/1000th interest in a share of Series B Preferred Stock
Series X Preferred Stock, or Convertible Preferred Stock	The Series X Convertible Preferred Stock
SOX	Sarbanes-Oxley Act of 2002
SVB	Silicon Valley Bank
U.S.	United States
XOMA	XOMA Royalty Corporation (formerly XOMA Corporation), a Nevada corporation, including its subsidiaries
XRL	XRL 1 LLC, a wholly-owned subsidiary of the Company

Royalty and Commercial Payment Purchase Agreements:
AAA	Assignment and Assumption Agreement
Affitech	Affitech Research AS
Affitech CPPA	The Company's Commercial Payment Purchase Agreement with Affitech dated October 6, 2021
Agenus	Agenus, Inc. and certain affiliates

Agenus RPA	The Company's Royalty Purchase Agreement with Agenus dated September 20, 2018
Alora	Alora Pharmaceuticals
Aptevo	Aptevo Therapeutics Inc.
Aptevo CPPA	The Company’s Payment Interest Purchase Agreement with Aptevo dated March 29, 2023, referred to herein as “Aptevo Commercial Payment Purchase Agreement” or “Aptevo CPPA”
Aronora	Aronora, Inc.
Aronora RPA	The Company's Royalty Purchase Agreement with Aronora dated April 7, 2019
Bioasis	Bioasis Technologies, Inc. and certain affiliates
Bioasis RPA	The Company's Royalty Purchase Agreement with Bioasis dated February 25, 2019
Castle Creek	Castle Creek Biosciences, Inc. and Castle Creek Biosciences, LLC, collectively
Castle Creek PRV Interest	The Company’s right to receive 6.7% of the proceeds from a potential PRV sale
Castle Creek Royalty Purchase Agreement	The Company’s Royalty Purchase Agreement with Castle Creek dated February 24, 2025
Checkmate Pharmaceuticals	Checkmate Pharmaceuticals, Inc.
Chiesi	Chiesi Farmaceutici S.p.A.
CPPA	Commercial Payment Purchase Agreement
Daré	Daré Bioscience, Inc.
Daré Organon License Agreement	Exclusive License Agreement between Daré and Organon, dated March 31, 2022, as amended July 4, 2023
Daré RPAs	The Company’s Traditional Royalty Purchase Agreement and Synthetic Royalty Purchase Agreement, both with Daré dated April 29, 2024
Day One	Day One Biopharmaceuticals, Inc. (successor in interest to DOT Therapeutics-1, Inc.)
Day One License Agreement	License Agreement for RAF between Viracta and Day One dated December 16, 2019, as amended on March 4, 2024 (assumed by the Company as part of Viracta Assignment Agreements)
DSUVIA®	sufentanil sublingual tablet
ImmunityBio	ImmunityBio, Inc. (formerly NantCell, Inc.)
ImmunityBio License Agreement	Out-license agreement to ImmunityBio from LadRx dated July 27, 2017, related to the development and commercialization of Aldoxorubicin, as amended on September 27, 2018
IXINITY®	coagulation factor IX (recombinant)
Kuros	Kuros Biosciences AG, Kuros US LLC and Kuros Royalty Fund (US) LLC, collectively
Kuros RPA	The Company's Royalty Purchase Agreement with Kuros dated July 14, 2021
LadRx	LadRx Corporation (formerly CytRx Corporation)
LadRx Agreements	LadRx AAA and LadRx RPA
LadRx AAA	The Company’s Assignment and Assumption Agreement with LadRx dated June 21, 2023
LadRx RPA	The Company’s Royalty Purchase Agreement with LadRx dated June 21, 2023 and subsequently amended on June 3, 2024

Ligand	Ligand Pharmaceuticals Incorporated
Medexus	Medexus Pharmaceuticals, Inc.
MIPLYFFA™	arimoclomol
OJEMDA™	tovorafenib
OVAPRENE®	An investigational hormone-free monthly intravaginal contraceptive
Palo	Palobiofarma, S.L.
Palo RPA	The Company's Royalty Purchase Agreement with Palo dated September 26, 2019
Priority Review Voucher, or PRV	A voucher that may be granted by the FDA to Castle Creek if D-Fi is approved as a treatment for a rare pediatric disease, which could be sold to a third party
Roche	F. Hoffmann-La Roche AG
RPA	Royalty Purchase Agreement
Second Bioasis RPA	The Company's Royalty Purchase Agreement with Bioasis dated November 2, 2020
Servier	Servier Pharmaceuticals LLC
Sildenafil Cream	Sildenafil Cream, 3.6%
Talphera	Talphera, Inc. (formerly AcelRx Pharmaceuticals, Inc. or “AcelRx”)
Talphera APA	Asset Purchase Agreement dated March 12, 2023 between AcelRx (now Talphera) and Vertical related to the sale of DSUVIA from Talphera to Vertical
Talphera CPPA	The Company’s Payment Interest Purchase Agreement with Talphera dated January 11, 2024, referred to herein as “Talphera Commercial Payment Purchase Agreement” or “Talphera CPPA”
Talphera Marketing Agreement	Marketing Agreement dated April 3, 2023 between AcelRx (now Talphera) and Vertical
Twist	Twist Bioscience Corporation
Twist RPA	The Company’s Royalty Purchase Agreement with Twist dated October 21, 2024
VABYSMO®	faricimab-svoa
Vertical	Vertical Pharmaceuticals, LLC, a wholly-owned subsidiary of Alora
Viracta	Viracta Therapeutics, Inc. (successor-in-interest to Sunesis Pharmaceuticals, Inc.)
Viracta Assignment Agreements	Assignment and Novation Agreement by and among Viracta, the Company, and Day One dated December 3, 2024 and Intellectual Property Assignment between Viracta and the Company dated December 3, 2024
Viracta RPA	The Company's Royalty Purchase Agreement with Viracta dated March 22, 2021, as amended March 4, 2024
XACIATO™	Clindamycin phosphate vaginal gel 2%
Zevra	Zevra Therapeutics, Inc. (formerly KemPharm Denmark A/S)
Zevra APA

Asset Purchase Agreement dated May 13, 2011 between LadRx and Orphazyme ApS, and assigned to Zevra as of June 1, 2022, related to the sale of arimoclomol from LadRx to Zevra (assumed by the Company as part of LadRx AAA)

License, Collaboration, and Other Arrangements:
Alexion	Alexion Pharmaceuticals
Alexion License Agreement	Exclusive License Agreement between the Company and Alexion (formerly Amolyt Pharma SAS, “Amolyt”) dated December 19, 2024
Arana	Arana Therapeutics Limited
AVEO	AVEO Oncology, an LG Chem Company Merck/Schering-Plough/AVEO Pharmaceuticals, Inc.
BioInvent	BioInvent International AB
BioInvent License Agreement	Cross-Licensing Agreement between the Company and BioInvent dated November 21, 2003, as amended on September 14, 2004, November 13, 2009, and September 6, 2018
BioInvent Agreement

Royalty Purchase Agreement between Meza Royalty 1 LLC (a wholly-owned subsidiary of the Company) and BioInvent dated May 27, 2025, related to the acquisition of BioInvent’s remaining rights to milestone payments and royalties under the BioInvent License Agreement

ESSA	ESSA Pharma Inc.
ESSA Acquisition Agreement	Business Combination Agreement between Xeno and ESSA dated July, 13, 2025, related to the acquisition of the issued and outstanding securities of ESSA by XenoTherapeutics
Janssen	Janssen Biotech, Inc.
Janssen License Agreement	The Company’s License Agreement with Janssen dated August 5, 2019
LG Chem	LG Chem, Ltd
Mezagitamab	TAK-079, a fully human monoclonal antibody targeting CD38 being developed by Takeda for the treatment of IgA nephropathy and other indications
Novartis	Novartis Pharma AG, Novartis International Pharmaceutical Ltd., Novartis Institutes for Biomedical Research, Inc. and/or Novartis Vaccines and Diagnostics, Inc.
Oak Hill Bio	Oak Hill Bio Ltd
ObsEva	ObsEva SA
ObsEva IP Acquisition Agreement	Company's IP Acquisition Agreement with ObsEva dated November 21, 2022
Ology Bioservices	Ology Bioservices Inc. (formerly Nanotherapeutics Inc., now a wholly owned subsidiary of National Resilience, Inc.)
Organon	Organon International GmbH
Organon License Agreement	Out-license agreement to Organon from ObsEva dated July 26, 2021, related to the development and commercialization of ebopiprant (assumed by the Company as part of the ObsEva IP Acquisition Agreement)
Repare	Repare Therapeutics, Inc.
Repare Acquisition Agreement	The Arrangement Agreement by and among the Company, Repare and Xeno dated November 14, 2025
Rezolute	Rezolute, Inc., formerly Antria Bio, Inc.
Rezolute License Agreement	The Company's License Agreement with Rezolute dated December 6, 2017, as amended in March 2018, January 2019 and March 2020

Takeda	Takeda Pharmaceutical Company Limited
Takeda Collaboration Agreement	The Company's Collaboration Agreement by and between XOMA (US) LLC and Takeda dated November 1, 2006, as amended in February 2007, February 2009 and December 2025
Takeda Revenue Share Agreement	Revenue Share Agreement by and between XOMA (US) LLC and Takeda dated December 29, 2025
XenoTherapeutics, Inc., or Xeno	XenoTherapeutics, Inc. and Xeno Acquisition Corp.
XenoTherapeutics Arranger Letter Agreement	The Company’s Arranger Letter Agreement with XenoTherapeutics, dated July 14, 2025

Acquisitions and Related Arrangements:
Boston Lease	The Lease Agreement between HilleVax and Harrison dated March 14, 2022
CVR	Contingent value right
Fortis	Fortis Advisors LLC, representative of the Kinnate CVR holders under the Kinnate CVR Agreement
Generation Bio	Generation Bio Co.
Generation Bio Merger Agreement	The Agreement and Plan of Merger by and among the Company, XRA 7 and Generation Bio dated December 15, 2025.
Gossamer Bio	Gossamer Bio, Inc.
Harrison	B9 LS Harrison & Washington LLC
HilleVax	HilleVax, Inc.
HilleVax CVR Agreement	The Contingent Value Rights Agreement by and among the Company, Broadridge, and Dr. Robert Hershberg dated September 17, 2025
HilleVax Merger Agreement	The Agreement and Plan of Merger by and among the Company, XRA 4, and HilleVax dated August 4, 2025
HilleVax Merger Closing Date	September 17, 2025
J&J	Johnson & Johnson, formerly Janssen
J&J Collaboration and License Agreement

Research collaboration and license agreement between LAVA and J&J dated May 13, 2020, related to the development and commercialization of JNJ-89853413, (assumed by the Company as part of the LAVA Purchase Agreement)

Kinnate	Kinnate Biopharma Inc.
Kinnate CVR Agreement	The Contingent Value Rights Agreement by and between the Company, Broadridge, and Fortis dated April 3, 2024
Kinnate Merger Agreement	The Agreement and Plan of Merger by and among the Company, XRA, and Kinnate dated February 16, 2024
LAVA	LAVA Therapeutics N.V.
LAVA CVR Agreement	The Contingent Value Rights Agreement by and among the Company, Broadridge, and Fortis dated November 17, 2025
LAVA Purchase Agreement	Share Purchase Agreement between the Company and LAVA dated August 3, 2025, related to the acquisition of the issued and outstanding ordinary shares of LAVA.
Mural	Mural Oncology PLC
Mural Transaction Agreement	The Transaction Agreement by and among the Company, XRA 5, and Mural dated August 20, 2025
Pfizer	Pfizer, Inc.

Pfizer License Agreement	Out-license agreement to Pfizer from LAVA dated September 23, 2022, related to the development and commercialization of PF-08046052 (assumed by the Company as part of the LAVA Purchase Agreement)
Pierre Fabre	Pierre Fabre Médicament, SAS
Pulmokine	Pulmokine, Inc.
Pulmokine Merger Agreement	The Agreement and Plan of Merger by and among the Company, XRA 2 Corp., Pulmokine, Shareholder Representative Services LLC, Each Management Stockholder dated November 26, 2024
Swiss Lease	The Lease Agreement between HilleVax and Anlagestiftung der Migros-Pensionskasse dated August 17, 2021
Turnstone	Turnstone Biologics Corp.
Turnstone CVR Agreement	The Contingent Value Rights Agreement by and between the Company, Broadridge, and WT dated August 11, 2025
Turnstone Merger Agreement	The Agreement and Plan of Merger by and among the Company, XRA 3, and Turnstone dated June 26, 2025
WT	WT Representative LLC, representative of the Turnstone CVR holders under the Turnstone CVR Agreement
XRA	XRA 1 Corp., a wholly-owned subsidiary of the Company
XRA 3	XRA 3 Corp., a wholly-owned subsidiary of the Company
XRA 4	XRA 4 Corp., a wholly-owned subsidiary of the Company
XRA 5	XRA 5 Corp., a wholly-owned subsidiary of the Company
XRA 7	XRA 7 Corp., a wholly-owned subsidiary of the Company

PART I

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act, Section 21E of the Exchange Act, and the Private Securities Litigation Reform Act of 1995, which are subject to the “safe harbor” created by those sections. Forward-looking statements are based on current expectations, estimates and forecasts, as well as our management’s beliefs and assumptions and on information currently available to them, and are subject to risks and uncertainties that are difficult to predict. In some cases you can identify forward-looking statements by words such as “may,” “will,” “should,” “might,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “targets,” “forecasts,” “potential,” “intend” “goal,” “guidance,” “strategy,” “continue,” “design” and similar words, expressions or the negative of such terms. Examples of forward-looking statements include, but are not limited to, statements regarding: trend analyses and statements regarding future events, future financial performance, including future income related to VABYSMO and OJEMDA, anticipated growth, and industry prospects, our future operating expenses, our future losses, the success of our strategy as a royalty aggregator, the assumptions underlying our business model, the extent to which issued and pending patents may protect the products and processes in which we have an ownership or royalty interest and prevent the use of the covered subject matter by third parties, the potential of our existing product candidates to lead to the development of commercial products, our ability to receive potential milestone or royalty payments under license and collaboration agreements and the amount and timing of receipt of those payments, our ability to locate suitable assets to acquire, our ability to complete (on a timely basis or at all) and realize the benefits from acquisitions, uncertainties related to the acquisition of interest in development-stage and clinical-stage product candidates, fluctuations in and our ability to predict our operating results and cash flows, and the sufficiency of our capital resources. Forward-looking statements are based on assumptions that may not prove accurate. Actual results and outcomes, or the timing of actual results and outcomes, could differ materially from those anticipated due to certain risks, including risks inherent in the biotechnology industry and for our licensees engaged in the development of new products in a regulated market. Among other things: there can be no assurance that our revenues, income, or expenses will meet any expectations or follow any trend(s); we may be unable to retain our key employees; litigation, arbitration or other disputes with third parties may not be resolved in our favor and may have a material adverse effect on us; our product candidates subject to our out-license agreements are still being developed, and our licensees’ may require substantial funds to continue development which may not be available; we may not be successful in entering into out-license agreements for our product candidates; if our therapeutic product candidates do not receive regulatory approval, our third-party licensees will not be able to manufacture and market them; products or technologies of other companies may render some or all of our product candidates noncompetitive or obsolete; we do not know whether there will be, or will continue to be, a viable market for the products in which we have an ownership or royalty interest; even once approved, a product may be subject to additional testing or significant marketing restrictions, its approval may be withdrawn or it may be voluntarily taken off the market; we and our licensees are subject to various state and federal healthcare related laws and regulations that may impact the commercialization of our or our third-party licensee’s product candidates and could subject us or them to significant fines and penalties, and could be impacted by changes or disruptions at the FDA and other government agencies; we and our third-party licensees may be impacted by general macroeconomic and business conditions in key regions of the world, including inflationary pressures, general economic slowdown or a recession, high interest rates, changes in monetary policy, changes in trade policies, including tariffs or other trade restrictions or the threat of such actions, government shutdowns, instability in financial institutions and geopolitical instability. These and other risks and uncertainties may cause our actual results or outcomes, or the timing of our results or outcomes, to differ materially and adversely from those expressed in our forward-looking statements, including those related to current economic and financial market conditions, are identified below in Item 1, Business; Item 1A, Risk Factors; Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations; and other sections of this Annual Report on Form 10-K.

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

●	Our acquisitions of potential future royalty or milestone payments may not produce anticipated revenues or income.
●	We may not successfully complete or realize the expected business or financial benefits of our acquisitions or investments in companies that hold royalty assets.
●	Many of our potential royalty acquisitions may be associated with product candidates that are in clinical development and have not yet been commercialized. If our potential royalty providers’ therapeutic product candidates do not receive regulatory approval, our potential royalty providers will be unable to market them.
●	Actual or threatened epidemics, pandemics, outbreaks of disease, or other public health crises, natural disasters, political crises and other catastrophic events, and unstable market and macroeconomic conditions have and may in the future, adversely affect us, our licensees or royalty-agreement counterparties or their licensees.
●	Biopharmaceutical products are subject to sales risks and substantial competition and the volatility of the biotechnology industry may affect us indirectly as well as directly.
●	We depend on our third parties for the determination of royalty and milestone payments.
●	The lack of liquidity of our acquisitions of future potential milestones and royalties may adversely affect us.
●	Our royalty aggregator strategy may require that we register with the SEC as an “investment company” in accordance with the Investment Company Act of 1940.
●	We have sustained losses in the past, and we may sustain losses in the future.
●	Our royalty aggregator strategy may require us to raise additional funds.
●	We have an obligation to pay quarterly dividends to holders of our Series A Preferred Stock and Series B Preferred Stock, and these stockholders have rights senior to those of our common stockholders.
●	Information available to us about the intellectual property or biopharmaceutical products underlying the potential royalties we buy may be limited and our future income is dependent on numerous potential milestone and royalty-specific assumptions that may prove inaccurate.
●	A large percentage of the calculated net present value of our portfolio is represented by a limited number of products, and the royalties that we acquire may fall outside the biopharmaceutical industry.
●	We may not be able to successfully identify and acquire potential milestone and royalty streams, and we may not be able to successfully manage the risks associated with integration.
●	Our royalty providers pursuing Rare Pediatric Disease designations may not qualify for a priority review voucher upon approval, obtain a faster development or regulatory review process, or increase the likelihood that their product candidates will receive marketing approval, and our royalty providers who receive priority review vouchers may not be successful in transferring them at all or at a favorable price.
●	Biological products and product candidates of our potential milestone and royalty providers may face more intense competition or competition sooner than anticipated.

●	Our potential royalty providers may be unable to price our products effectively or obtain coverage and adequate reimbursement for sales of our products.
●	We do not know whether there will be, or will continue to be, a viable market for the product candidates in which we have an ownership, milestone, or royalty interest.
●	Product liability claims may diminish the returns on biopharmaceutical products.
●	We and our potential royalty providers may be unable to protect our or their intellectual property, and litigation regarding intellectual property can be costly.
●	We and our partners rely heavily on license and collaboration relationships and our potential milestone and royalty providers may rely on other third parties to provide services.
●	The marketers of biopharmaceutical products are substantially responsible for the ongoing regulatory approval, commercialization, manufacturing and marketing of products.
●	Certain of our technologies are in-licensed from third parties, so our and our licensees’ use of them may be restricted and subject to additional risks.
●	We may not be able to attract and retain qualified personnel, and our employees may engage in misconduct or other improper activities.
●	Our information technology systems or data or those of our partners or contractors could be compromised, and our actual or perceived failure to comply with any data privacy or security obligations could lead to regulatory investigations or actions; litigation; fines and penalties; a disruption of our business operations; reputational harm; loss of revenue or profits; and other adverse consequences.
●	Even after FDA approval, a product may be subject to additional testing or significant marketing restrictions, its approval may be withdrawn, or it may be removed voluntarily from the market.
●	Healthcare reform measures and other statutory or regulatory changes, including disruptions at the FDA and other government agencies, could adversely affect our business.
●	We are subject to the U.S. Foreign Corrupt Practices Act and other anti-corruption laws, and as we or our potential milestone and royalty providers do more business internationally, we expect to become subject to additional political, economic and regulatory uncertainties.
●	Our share price may be volatile, which may subject us to litigation.
●	Our results of operations and liquidity needs could be materially negatively affected by market fluctuations or an economic downturn.
●	We may issue additional equity securities from time to time, and we may sell additional debt securities.
●	Our organizational documents contain provisions that may prevent transactions that could be beneficial to our stockholders and may insulate our management from removal.
●	We can provide no assurance that we will, at all times, in the future be able to report that our disclosure controls and internal controls over financial reporting are effective.
●	Stockholder and private lawsuits, and potential similar or related lawsuits, could result in substantial damages, divert management’s time and attention from our business, and have an adverse effect on us.

Item 1. BUSINESS

Overview

XOMA is a royalty aggregator that plays a distinctive role in helping biotech companies achieve their goal of improving human health. We do this by providing capital in exchange for the economic rights to future milestone and royalty payments associated with clinical candidates and approved products. In return the drug developer or marketer receives non-dilutive, non-recourse funding. We seek to generate stockholder value by maintaining a diversified portfolio to mitigate single-asset, binary risk and by operating under a capital efficient and low corporate cost structure.

We have a sizable portfolio of economic rights to future potential milestone and royalty payments associated with over 120 commercial products and pre-commercial therapeutic candidates. In 2017, we transformed our business model to become a royalty aggregator. We subsequently advanced our portfolio by building upon our existing out-licensing agreements for proprietary products and platforms through the acquisition of rights to future milestones, royalties and commercial payments. Currently, our portfolio is anchored by royalty streams and milestone payments derived from seven commercial-stage assets. In 2025, we received $33.6 million in commercial payments and $16.9 million from milestone payments and other fees, for total cash receipts of $50.5 million.

Strategy

Our royalty aggregator business is primarily focused on early to mid-stage clinical assets, primarily in Phase 1 and 2 development, which we believe have significant commercial sales potential and that are licensed to well-funded sponsors or developers with established expertise in developing and commercializing drugs. We also acquire milestone and royalty revenue streams on late-stage clinical assets and commercial assets that are designed to address unmet markets or have a therapeutic advantage over other treatment options and have long duration of market exclusivity. We expect most of our future revenue and income to be based on payments we may receive for milestones and royalties associated with these assets.

Our strategy is to expand our portfolio by acquiring additional milestone and royalty revenue streams associated with product candidates from third parties. We believe expanding our portfolio through these acquisitions allows for further diversification across therapeutic areas and development stages, thereby mitigating single-asset binary exposure. We operate under a capital-efficient structure: substantially all R&D and commercialization costs are borne by the assets’ sponsors, and we maintain a lean infrastructure. We also utilize a range of structures to aggregate assets. Beginning with the acquisition of Kinnate in 2024, we have acquired or served as the structuring agent for nine acquisitions of publicly traded and private biotech companies, which added a combination of cash and cash equivalents, therapeutic candidates, or economic interests in programs being developed by other pharmaceutical companies. Since the beginning of 2025, we have closed seven of these transactions that cumulatively added approximately $11.7 million of cash and cash equivalents, net of transaction costs, and economic interests in six programs. Many of these acquisitions have unpartnered assets and intellectual property that we seek to sell or out-license. In 2025, we sold five of the unpartnered Kinnate assets.

Royalty Portfolio

We have economic interests in over 120 assets in active development. Our portfolio includes seven commercial-stage assets and 14 therapeutic candidates in late-stage development. We also hold economic interests in over 100 earlier-stage assets. Since the beginning of 2025, we have added 22 milestone and royalty interests to our portfolio.

The following tables highlight our commercial and late-stage assets, and the assets that were added to our portfolio in 2025 and prior to March 10, 2026. These tables do not include all assets because certain assets are subject to confidentiality agreements.

Commercial assets

ASSET NAME	MARKETER	DESCRIPTION	THERAPEUTIC AREA	2025 ROYALTIES & COMMERCIAL PAYMENTS TO XOMA ROYALTY (in millions)	ROYALTY RATE
VABYSMO® (faricimab-svoa)	Roche	Angiopoietin-2 and VEGF-A bispecific antibody	Retinal diseases	$22.5	0.5%
OJEMDATM (tovorafenib)	Day One	Pan-RAF inhibitor	Pediatric oncology	$6.4	Mid-single digit
MIPLYFFATM (arimoclomol)	Zevra	Heat-shock protein modulator	Rare disease	$2.9	Mid-single digit
IXINITY®	Medexus	Recombinant Factor IX	Bleeding disorder	$1.7	Mid-single digit
DSUVIA® (sufentanil sublingual tablet)	Talphera	Acute pain treatment	Pain	<$0.5	37.5-75% (DoD)
XACIATO TM (clindamycin phosphate)	Organon	Bioadhesive antibiotic gel	Women’s health	<$0.5	Low to high-single digit
DARE to PLAY™ (sildenafil cream) via Section 503B of FDCA	Daré	PDE5 inhibitor	Women’s health	$0	Low single digit
	Total Royalties & Commercial Payments in 2025			$33.6
	Cash Receipts from Milestones and Fees in 2025 (related to both commercial and development-stage assets)			$16.9
	Total Cash Receipts from Portfolio in 2025			$50.5

Late-Stage assets

ASSET NAME	DEVELOPER	DESCRIPTION	THERAPEUTIC AREA	ESTIMATED POTENTIAL MILESTONES (in millions)	ROYALTY RATE
Cetrelimab (JNJ-63723283)	Johnson & Johnson	PD-1 antibody	Oncology	Not disclosed	0.75%
D-Fi (FCX-007)	Castle Creek	Gene therapy	Rare disease	Not disclosed	<1.0%
Ersodetug (RZ358)	Rezolute	INSR antibody	Rare disease	$210 Total $25 due upon first regulatory filing	High single digit to mid-teens
Ficlatuzumab (AV-299)	AVEO/LG Chem	HGF antibody	Oncology	$4.5	Low single digit
OHB-607	Oak Hill Bio	Recombinant human IGF-1/IGFBP-3	Neonatology	$223.1	Low to mid-single digit
Ovaprene®	Daré	Hormone-free contraceptive	Women’s health	None	Low single digit
REC-4881	Recursion Pharmaceuticals	MEK1/2 inhibitors	Rare disease	Not disclosed	Low to mid-single digit
Rilvegostomig (AZD2936)	AstraZeneca	TIGITI/PD-1 bispecific antibody	Oncology	Not disclosed	Confidential
Seralutinib	Gossamer Bio & Chiesi	Inhaled PDGFR, CSF1R, c-KIT inhibitor	Cardiopulmonary	$26.5	Low to mid-single digit, net
Sildenafil Cream, 3.6%	Daré	PDE5 Inhibitor	Women’s health	$0	Low single digit
Takeda Revenue Share Assets – Late Stage (Mezagitamab (TAK-079), Osavampator and Volixibat)		CD-38 antibody, AMPA positive allosteric modulator, IBAT inhibitor and other targets	Autoimmune diseases, neurology, psychiatry, hepatic diseases	$101 (aggregate milestones)	Low to mid-single digit

Undisclosed	Undisclosed	TL1-A	Autoimmune	$1	Low single digit

ASSETS ADDED OR MODIFIED Since the Beginning of 2025

ASSET NAME	DEVELOPER	DESCRIPTION	ESTIMATED POTENTIAL MILESTONES (in millions)	ROYALTY RATE
D-Fi (FCX-007)	Castle Creek	Gene therapy	None	XOMA Royalty Share <1.0%
Cell-targeted lipid nanoparticle platform	Formerly Generation Bio; Now available for license	Cell-targeted lipid nanoparticle delivery system	None	None
HIL-216	Available for license	Hexavalent VLP vaccine for norovirus
JNJ-89853413	Johnson & Johnson	CD33 and Vd2 T cells Gammabody engager	$187.5	Low to mid-single digit
KIN-3248	Khora	FGFR	Not disclosed	None
KIN-7136	Mosaica Therapeutics	MEK	$21.5	Not disclosed
KIN-8741	Celyn Therapeutics	c-MET	Not disclosed	Not disclosed
LAVA-1266	Available for license	CD123
OHB-607	Oak Hill Bio	Recombinant human IGF-1/IGFBP-3	$223.1	Low to mid-single digit
PF-08046052	Pfizer	EGFR-expressing solid tumors monotherapy	$651	High single to mid-teens
REC-4881	Recursion Pharmaceuticals	Allosteric MEK1/2 inhibitors	Not disclosed	Low to mid-single digit

Takeda Revenue Share Assets – Late Stage (Mezagitamab (TAK-079), Osavampator and Volixibat)		CD-38 antibody, AMPA positive allosteric modulator, IBAT inhibitor and other targets	$101 (aggregate milestones)	Low to mid-single digit
5 early-stage assets	Oak Hill Bio	Multiple targets	$510 (aggregate milestones)	Mid-single digit
Undisclosed	Moderna	T-Cell	$25	Mid-single digit
Undisclosed	Khora	CDK4	Not disclosed	None
Undisclosed	Khora	CDK2/4	Not disclosed	None

Commercial Programs

VABYSMO - Affitech Commercial Payment Purchase Agreement

In October 2021, we entered into the Affitech CPPA, pursuant to which we purchased a future stream of commercial payment rights to Roche’s VABYSMO® (faricimab-svoa) from Affitech for an upfront payment of $6.0 million. We are eligible to receive commercial payments from Roche consisting of 0.5% of future net sales of VABYSMO for a ten-year period following the first commercial sales in each applicable jurisdiction. Commercial payments are due from Roche to us within 60 days of December 31 and June 30 of each year. VABYSMO is approved by the FDA and the EMA for the treatment of wet, or neovascular, age-related macular degeneration and diabetic macular edema. It is also approved by the FDA and the EMA for the treatment of retinal vein occlusion.

Pursuant to the Affitech CPPA, we received commercial payments totaling $22.5 million in 2025 and $16.9 million in 2024. Based on net sales of VABYSMO in 2023, we paid Affitech milestones totaling $6.0 million in March 2024. Based on net sales of VABYSMO in 2024, we paid Affitech an additional $6.0 million in March 2025, representing the final milestones due to Affitech. In February 2026, we received a commercial payment of $11.9 million based on sales of VABYSMO during the second half of 2025.

OJEMDA - Viracta Royalty Purchase Agreement

In March 2021, we entered into the Viracta RPA, pursuant to which we acquired the right to receive future royalties, milestone payments, and other payments related to Day One’s OJEMDA (tovorafenib) and Denovo’s vosaroxin. We made an upfront payment of $13.5 million and acquired the right to receive (i) up to $54.0 million in potential milestone payments, royalties on sales, and other payments related to OJEMDA, excluding up to $5.0 million in certain payments retained by Viracta, and (ii) up to $57.0 million in potential regulatory and commercial milestone payments and high single-digit royalties on sales related to vosaroxin, if approved.

In April 2024, the FDA approved OJEMDA and we earned a $9.0 million milestone payment. In May 2024, Day One sold its priority review voucher for $108.0 million and we received a payment of $8.1 million. In February 2025, we earned a $4.0 million milestone payment related to Day One’s MAA filing with the EMA. In November 2025, we earned a $2.0 million milestone payment related to Day One’s NDA filing in Japan.

We are also eligible to receive mid-single-digit royalties on sales of OJEMDA, and in 2025, we earned $7.7 million in royalties.

On March 6, 2026, Day One announced it had entered into an agreement to be acquired by Servier.

MIPLYFFA - LadRx Agreements

In June 2023, we entered into the LadRx AAA pursuant to which we acquired from LadRx all of its rights, title and interests related to MIPLYFFA (arimoclomol) under the Zevra RPA. The purchased rights related to MIPLYFFA included potential regulatory and commercial milestone payments of up to $52.5 million (net of certain payment obligations of up to $9.5 million based on a portion of the regulatory and commercial milestone payments) and potential royalty payments in low single-digit percentages of aggregate net sales associated with arimoclomol.

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

Upon closing of the LadRx Agreements, we paid LadRx an upfront payment of $5.0 million. In January 2024, Zevra announced the FDA accepted its NDA resubmission for arimoclomol, and pursuant to the LadRx AAA, we paid LadRx a $1.0 million milestone payment. In September 2024, the FDA approved MIPLYFFA for use in combination with miglustat for the treatment of neurological manifestations of Niemann-Pick Disease Type C in adult and pediatric patients two years of age and older. Upon notice of the first commercial sale in November 2024, we paid LadRx an additional $1.0 million milestone payment. We earned a net milestone payment of $2.2 million in 2024 upon FDA approval of MIPLYFFA, and we are eligible to receive mid-single-digit royalties on sales of MIPLYFFA.

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

Pursuant to the Aptevo CPPA, we received commercial payments totaling $1.7 million in 2025 and $1.6 million in 2024.

XACIATO - Daré Royalty Purchase Agreements

In April 2024, we entered into the Daré RPAs pursuant to which we paid $22.0 million in cash to Daré in consideration for (i) 100% of all remaining royalties related to XACIATO not already subject to the royalty-backed financing agreement Daré entered into in December 2023 and net of payments owed by Daré to upstream licensors, which equates to royalties ranging from low to high single digits, and of all potential commercial milestones related to XACIATO that are payable to Daré under the Daré Organon License Agreement and (ii) a 4% synthetic royalty on net sales of OVAPRENE and a 2% synthetic royalty on net sales of Sildenafil Cream, which will decrease to 2.5% and 1.25%, respectively, upon us achieving a pre-specified return threshold. The Daré RPAs also provide for milestone payments to Daré of $11.0 million for each successive $22.0 million received by us under the Daré RPAs after achievement of a return threshold of $88.0 million.

Receipts pursuant to the Daré RPAs were negligible in 2025.

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

Based on updates received in November 2024, we evaluated the status of the program for potential credit losses in the fourth quarter of 2024 and determined no payments were probable to be received under the Talphera CPPA as of

December 31, 2024. Accordingly, we recorded credit losses on purchased receivables of $7.9 million representing the full remaining carrying value of this transaction in 2024.

Pursuant to the Talphera CPPA, we received commercial payments totaling $28,000 in 2025 and $0.1 million in 2024. During the first quarter of 2025, Alora withdrew DSUVIA from the commercial market due to unresolvable manufacturing constraints.

Other Acquired Programs

Takeda Revenue Share Agreement

In December 2025, we amended the Takeda Collaboration Agreement to reduce the milestones, reimbursements and royalties relating to TAK-079 (mezagitamab) that we are entitled to, and concurrently entered into the Takeda Revenue Share Agreement to receive future milestone, royalty, and other contingent payments that Takeda may receive from a diversified basket of nine development-stage assets pursuant to various underlying license and asset transfer agreements with third parties. We did not make or receive any upfront payment in connection with the Takeda Revenue Share Agreement or the amendment to the Takeda Collaboration Agreement. Under the Takeda Revenue Share Agreement, we are entitled to certain portions of payments Takeda may receive on the following assets:

Neurocrine Biosciences is developing osavampator, a potential first-in-class, investigational alpha-amino-3-hydroxy-5-methyl-4-isoxazole propionic acid (AMPA) positive allosteric modulator for patients who have inadequate response to treatment for major depressive disorder.

Mirum Pharmaceuticals is developing volixibat, a minimally absorbed, orally administered investigational therapy designed to selectively inhibit ileal bile acid transporter, for primary sclerosing cholangitis and primary biliary cholangitis.

Oak Hill Bio Ltd and its partner are developing OHB-607, a recombinant human IGF-1/IGFBP-3 for the prevention of bronchopulmonary dysplasia in extremely premature infants, and Oak Hill Bio Ltd is developing early-stage assets that have the potential to address other high unmet need or rare disease areas. We will be entitled to a low to mid-single-digit royalty on each of the six Oak Hill Bio assets and commercial milestone payments of up to $733.1 million across the six Oak Hill Bio assets.

Recursion Pharmaceuticals is developing REC-4881, an investigational MEK1/2 inhibitor for familial adenomatous polyposis, a rare tumor predisposition syndrome affecting approximately 50,000 people in the U.S., France, Germany, Italy, Spain, and the UK. We will be entitled to low to mid-single-digit royalties.

Castle Creek

In February 2025, we contributed $5.0 million to Castle Creek’s $75.0 million syndicated royalty financing transaction led by Ligand. Through this transaction, we acquired a royalty interest in D-Fi (FCX-007), a Phase 3 asset being developed by Castle Creek. D-Fi is being studied in dystrophic epidermolysis bullosa (“DEB”), a rare progressive and debilitating skin disorder. D-Fi has been granted Orphan Drug Designation for the treatment of DEB, as well as Rare Pediatric Disease, Fast Track, and Regenerative Medicine Advanced Therapy designations by the FDA,

Lava Acquisition

In November 2025, we acquired LAVA through a tender offer for $1.04 in cash per LAVA ordinary share and one non-transferable CVR per share. As a part of the acquisition, we acquired IP assets related to LAVA’s existing partnered programs with J&J (JNJ-89853413) and Pfizer (PF-08046052 or EGFRd2), as well as LAVA-1266, a clinical program for acute myeloid leukemia and myelodysplastic syndrome. We have no plans to develop LAVA-1266, which is instead targeted for divestiture through sale or licensing. We are entitled to 25% of the net proceeds related to sales or licenses of these programs.

Under the LAVA CVR Agreement, CVR holders are entitled to 75% of the net proceeds from ongoing and future collaborations related to the partnered programs over a 10-year period, 75% of the net proceeds from the disposition of LAVA-1266, 100% of the amount by which LAVA’s closing net cash exceeds the amount of closing net cash as determined by the LAVA Merger Agreement, minus any permitted deductions, as well as 100% of the tax reserve in the amount of approximately $6.3 million minus any permitted tax reserve matter expenses. Under the LAVA CVR Agreement, we are responsible for the collection and disbursement to Broadridge, the LAVA CVR holders’ rights agent, of any proceeds to which LAVA CVR holders could be entitled.

Pulmokine Acquisition

In November 2024, we acquired Pulmokine to obtain an economic interest in seralutinib, a Phase 3 asset being studied in pulmonary arterial hypertension (PAH) and pulmonary hypertension associated with interstitial lung disease (PH-ILD). We acquired all outstanding shares of Pulmokine for a $20.0 million cash payment at closing. In addition, we will pay success-based consideration contingent on future development and commercial performance to Pulmokine stockholders. In 2017, Pulmokine licensed seralutinib to Gossamer Bio, Inc., and in 2024, Gossamer Bio signed a global collaboration and license agreement with Chiesi Farmaceutici S.p.A. Subject to the terms of those agreements, we are eligible to receive net royalties ranging from the low to mid-single digits on commercial sales, and we will retain a portion of milestone payments.

In February 2026, Gossamer Bio announced topline results from the Phase 3 PROSERA clinical trial evaluating seralutinib for the treatment of PAH. Although the study demonstrated numerical improvements on the primary endpoint and certain secondary and subgroup measures, the trial did not meet its prespecified primary endpoint. Gossamer Bio plans to engage with regulatory authorities to discuss potential next steps for the seralutinib program. We are evaluating the impact of this development on our seralutinib‑related assets.

Kinnate Acquisition

In April 2024, we acquired Kinnate through a tender offer for $2.5879 in cash and one non-transferable contractual CVR per share of Kinnate common stock. Following the merger, Kinnate continued as our wholly-owned subsidiary.

As part of the Kinnate Merger Agreement, we acquired an IPR&D asset related to KIN-3248, a Fibroblast Growth Factor Receptors inhibitor designed for the treatment of patients with intrahepatic cholangiocarcinoma and urothelial carcinoma as well as certain other solid tumors; the molecule is currently in a Phase 1 clinical study. Additionally, we acquired pre-clinical intangible assets related to IP for the following: (i) KIN-8741, a highly selective c-MET inhibitor with broad mutational coverage, including acquired resistance mutations, in certain solid tumors driven by exon 14-altered and/or amplified c-MET; (ii) KIN-7136, a brain-penetrant MEK inhibitor; and (iii) CDK4, a potential brain-penetrant selective CDK4 inhibitor (collectively, the “Kinnate Pre-Clinical Assets”).

Each Kinnate CVR represents the right to receive potential payments pursuant to the terms and subject to the conditions of the Kinnate CVR Agreement. Kinnate CVR holders are eligible to receive 100% of the net proceeds received within five years of the closing date resulting from the license of exarafenib to Pierre Fabre, which was executed prior to the merger closing date. In addition, they are eligible to receive 85% of net proceeds, if any, from any license or other disposition of any Kinnate Pre-Clinical Asset that occurs within one year of the merger closing date. We sold the Kinnate Pre-Clinical Assets in the first half of 2025 and paid the Kinnate CVR holders in the third quarter of 2025. Under the Kinnate CVR Agreement, we are responsible for the collection and disbursement to Broadridge, the Kinnate CVR holders’ rights agent, of any proceeds to which Kinnate CVR holders could be entitled.

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

Kuros Royalty Purchase Agreement

In July 2021, we entered into the Kuros RPA, pursuant to which we acquired the rights to 100% of the potential future royalties from commercial sales, which are tiered from high single-digit to low double digits, and up to $25.5 million in pre-commercial milestone payments associated with an existing license agreement related to Checkmate Pharmaceuticals’ vidutolimod (CMP-001), a Toll-like receptor 9 agonist packaged in a virus-like particle, for an upfront payment of $7.0 million. We may pay additional sales-based milestone payments to Kuros of up to $142.5 million, representing a portion of the future royalties on commercial sales.

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

Under the Takeda Collaboration Agreement, we were eligible to receive milestone payments of up to $20.8 million relating to TAK-079 (mezagitamab) and a 4% royalty on future sales of all products subject to this license. Our right to milestone payments expires on the later of the receipt of payment from Takeda of the last amount to be paid under the agreement or the cessation by Takeda of all research and development activities with respect to all program antibodies, collaboration targets or collaboration products. Our right to receive royalties expires on the later of 13.5 years from the first commercial sale of each royalty-bearing discovery product or the expiration of the last-to-expire licensed patent (or 12 years from first commercial sale if there is significant generic competition post patent-expiration).

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

The Company has received $7.8 million of milestone payments since the inception of the agreement. In December 2025, we amended the Takeda Collaboration Agreement in connection with the Takeda Revenue Share Agreement transaction. We are eligible to receive milestone payments of up to a total of $13.0 million, a 2% royalty on future sales relating to TAK-079 (mezagitamab) for the first ten years following first commercial sale, and a 0.5% royalty thereafter for the remainder of the royalty term under the Takeda Collaboration Agreement as amended.

Rezolute

In December 2017, we entered into the Rezolute License Agreement for the development and commercialization of ersodetug (RZ358), which was subsequently amended in 2018, 2019, and 2020. Under the license agreement, we may receive development and commercial milestone payments of up to an aggregate of $232.0 million based on achievement of pre-specified criteria and royalties ranging from the high single digits to the mid-teens based on annual net sales.

We have earned three milestone payments under the Rezolute License Agreement: (i) $2.0 million in January 2022 when Rezolute dosed the last patient in its Phase 2b clinical trial for ersodetug (RZ358), (ii) $5.0 million in April 2024 when Rezolute dosed the first patient in its Phase 3 clinical trial of ersodetug (RZ358), and (iii) $5.0 million in May 2025 when Rezolute dosed the last patient in its Phase 3 trial of ersodetug (RZ358).

In December 2025, Rezolute announced that the Phase 3 clinical study of ersodetug for the treatment of congenital hyperinsulinism (“HI”) did not meet its primary and key secondary endpoints. The study demonstrated reductions from baseline in hypoglycemia events by self-monitored blood glucose at both ersodetug dose levels, but the reductions were not statistically significant compared to placebo, due to a pronounced study effect. Rezolute is currently undertaking extensive analysis of the data results and other endpoints. Rezolute expects to meet with the FDA prior to the end of the first quarter of 2026 under its Breakthrough Therapy Designation to determine next steps for the program.

Separately, Rezolute is evaluating ersodetug in a Phase 3, single-arm, open label study in up to 16 hospitalized participants for the treatment of tumor HI. Topline results of this study are anticipated in the second half of 2026.

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

In 2023, we earned a total of $1.5 million in milestone payments from Janssen, which included five milestone payments for IND filings and one milestone payment upon dosing of the first patient in a Phase 3 clinical trial evaluating one of Janssen’s biologic assets. There were no milestone payments earned pursuant to this agreement in 2024 or 2025.

Arana, now Teva Pharmaceutical Industries

In September 2009, we entered into an antibody discovery collaboration with Arana, a wholly owned subsidiary of Teva Pharmaceutical Industries Ltd., involving multiple proprietary XOMA antibody research and development technologies, including a new antibody phage display library and a suite of integrated information and data management systems. Arana agreed to pay us a fee of $6.0 million. We may be entitled to future milestone payments, aggregating up to $3.0 million per product, and low single-digit royalties on product sales. Our right to milestone payments expires on the later of the receipt of payment from Arana of the last amount to be paid under the agreement, the cessation by Arana of the use of all research and development technologies or the cessation by Arana of the exercise of the patent rights granted to them. Our right to royalties expires five years from the first commercial sale of each royalty-bearing product.

AVEO

In April 2006, we entered into an agreement with AVEO to utilize our HE™ technology to humanize AV-299, AVEO’s novel anti-HGF antibody, under which AVEO paid us an up-front license fee and development milestones. In addition, we will receive royalties on sales of products resulting from the agreement. Under the agreement, we created AV-299 production cell lines, conducted process and assay development, and performed Good Manufacturing Practices manufacturing activities. AVEO retains all development and commercialization rights to AV-299 and may be required to pay us annual maintenance fees, additional development milestone payments aggregating up to $4.5 million and low single-digit royalties on product sales in the future. Our right to milestone payments expires upon full satisfaction of all financial obligations of AVEO pursuant to the agreement. Our right to royalties expires on the later of 15 years from the first commercial sale of each royalty-bearing product or the expiration of the last-to-expire licensed patent.

In January 2023, AVEO was acquired by LG Chem. In January 2024, AVEO launched a Phase 3 clinical trial investigating ficlatuzumab plus cetuximab in patients with recurrent/metastatic HPV-negative head and neck cancer. In February 2026, AVEO announced the completion of the first interim analysis in this global Phase 3 study, which expects to enroll 410 to 500 patients, and expects to proceed with the 20mg/kg dose for the combination arm of the study.

In January 2026, AVEO announced that the first patient had been dosed in a Phase 1b/2 clinical trial evaluating ficlatuzumab in combination with azacitidine and venetoclax in patients that are 60 years of age or older with untreated acute myeloid leukemia (AML) through a Master Clinical Trial Collaboration Agreement with Blood Cancer United®, formerly the Leukemia & Lymphoma Society.

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

As of December 31, 2025, we had purchased a total of 648,708 shares of our common stock pursuant to the stock repurchase plan for $16.1 million.

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

In the U.S., the EU and other significant or potentially significant markets for our portfolio and product candidates, government authorities and third-party payors are increasingly attempting to limit or regulate the price of medical products and services. In the U.S., the volume of drug pricing-related legislation has dramatically increased in recent years. For example, Congress has enacted laws requiring manufacturers to refund the Centers for Medicare & Medicaid Services, or CMS, for certain discarded amounts of drugs from single-use vials beginning in 2023 and eliminating the existing cap on Medicaid rebate amounts beginning in 2024. Also, in August 2022 Congress enacted the IRA, which, among other things, requires the Department of Health and Human Services to negotiate Medicare prices for certain drugs, imposes an inflation-based rebate on Medicare Part B and D utilization, restructures the Medicare Part D benefit and increases manufacturer contributions in some or all of the Medicare Part D benefit phases. Moreover, since the start of the second Trump administration, the executive branch has sought to lower drug prices, including via an Executive Order that seeks to bring drug prices for U.S. patients in line with comparably developed nations. In addition, many state legislatures are considering, or have already passed into law, legislation that seeks to indirectly or directly regulate pharmaceutical drug pricing, such as requiring manufacturers to publicly report proprietary pricing information, creating review boards for prices to state agencies, and encouraging the use of generic drugs. In both the U.S. and elsewhere, sales of medical products and treatments are dependent, in part, on the availability of coverage and adequate reimbursement from third-party payors, such as government and private insurance plans. Further, many countries outside the U.S., including the EU member states, have established complex and lengthy procedures to obtain price approvals and coverage reimbursement and periodically review their pricing and reimbursement decisions. If any pricing-related regulation impacts products in our portfolio, it would result in lower royalties received by us.

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

Licensee	Program	Representative Patents/Applications	Subject Matter	Expected Last Expiration in Patent Family
Rezolute	Anti-INSR	US 9,944,698 US 12,371,488 EP 2 480 254 JP 5849050 US 10,711,067 EP 3 265 491 WO2023225657*	Insulin receptor-modulating antibodies having the functional properties of RZ358 Methods of treating or preventing post-prandial hypoglycemia after gastric bypass surgery using a negative modulator antibody to the insulin receptor RZ358 formulations	2030 2036 2043
Ology Bioservices	Anti-BoNT	US 8,821,879 EP 2 473 191	Coformulations of anti- botulinum neurotoxin antibodies	2030
Various	Phage display libraries	US 8,546,307 EP 2 344 686	XOMA phage display library components	2032
AVEO	Anti-HGF	US 7,649,083**	Human-Engineered anti-HGF antibodies and uses thereof	2028
Alexion	Anti-PTH1R	US 10,519,250 EP 3 490 600	Parathyroid Hormone Receptor 1 Antibodies and Uses Thereof	2037

Licensee	Program	Representative Patents/Applications	Subject Matter	Expected Last Expiration in Patent Family
Day One	OJEMDA	US 8,293,752*** US 8,802,657*** US 9,556,177*** US 9,920,048*** EP3231798*** EP2167489***	Compositions of matter and methods of use of tovorafenib	2031
Janssen	JNJ-89853413	US 10,501,540# US 11,384,145# EP 3 129 404# WO2021052995#	Immunoglobulins binding human Vγ9 Vδ2 T cell receptors Treatment of cancer comprising administration of vgamma9vdelta2 t cell receptor binding antibodies	2034 2039
Pfizer	PF-08046052	WO2022122973# WO2023242320#	Antibodies that bind gamma-delta t cell receptors Compositions comprising antibodies that bind gamma-delta t cell receptors
Moderna	Lipid nanoparticles

* Jointly owned with Rezolute, Inc.

** Jointly owned with AVEO Pharmaceuticals, Inc.

*** Jointly owned with Day One Biopharmaceuticals, Inc.

# Owned by LAVA Therapeutics New TopCo B.C

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

Corporate Information

We were incorporated in Delaware in 1981 and redomiciled as a Bermuda-exempted company in December 1998. Effective December 2011, we redomiciled from Bermuda to Delaware and changed our name from XOMA Ltd. to XOMA Corporation. Effective July 2024, the name XOMA Corporation was changed to XOMA Royalty Corporation. The Company was reincorporated from Delaware to Nevada in May 2025.

Our principal executive offices are located at 2200 Powell Street, Suite 310, Emeryville, California 94608. Our telephone number at our principal executive offices is (510) 204-7200. Our website address is www.xoma.com. The information found on our website is not part of this or any other report filed with or furnished to the SEC.

Employees

We rely on a small number of skilled, experienced, and innovative employees to conduct our operations. As of March 11, 2026, we employed 14 full-time employees who were primarily engaged in executive, business development, legal, finance and administrative positions. We also utilize independent contractors and consultants to supplement our workforce.

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

Additionally, we may not be able to complete or realize the expected business or financial benefits from our potential acquisitions or investments in companies that hold royalty assets, including our acquisitions of Kinnate, Pulmokine, HilleVax, and LAVA. Acquisitions and other similar transactions, arrangements and investments involve numerous risks and could create unforeseen operating difficulties and expenditures, including:

●	the possibility that competing offers will be made;
●	potential failure to successfully complete the acquisition or transaction in a timely manner, or at all, which may in turn, adversely affect us or our target’s business and the price of us or their respective common stock;
●	potential failure to achieve the expected benefits on a timely basis or at all;
●	our ability to integrate the acquired assets into our business;
●	brand or reputational harm associated with our strategic investments or acquired companies;
●	challenges converting the acquired company’s revenue recognition policies and forecasting the related revenues;
●	division of financial and managerial resources from existing operations;
●	challenges entering into new markets in which we have little or no experience or where competitors may have stronger market positions;
●	difficulties and strain on resources in integrating acquired operations, technologies, assets and personnel;
●	regulatory challenges from antitrust or other regulatory authorities that may block, delay or impose conditions (such as divestitures, ownership or operational restrictions or other structural or behavioral remedies) on the completion of transactions or the integration of acquired operations;
●	failure to fully assimilate, integrate or retrain acquired employees, which may lead to retention risk with respect to both key acquired employees and our existing key employees or disruption to existing teams;
●	inability to generate sufficient revenue or income to offset acquisition or investment costs;

●	challenges with the acquired company’s customers, partners, and licensees, including the inability to maintain such relationships and changes to perception of the acquired business as a result of the acquisition;
●	potential for acquired products to impact the profitability of existing products;
●	unanticipated expenses related to acquired assets or its integration into our business;
●	known and potential unknown liabilities associated with the acquired businesses, including due to litigation;
●	difficulties in and financial costs of addressing acquired compensation structures inconsistent with our compensation structure;
●	additional stock-based compensation issued or assumed in connection with the acquisition, including the impact on stockholder dilution and our results of operations;
●	ineffective or inadequate controls, procedures and policies at the acquired company; and
●	the tax effects of any such acquisitions including related integration and business operation changes, and assessment of the impact on the realizability of our future tax assets or liabilities.

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

In addition, the current U.S. Presidential administration has pursued changes to various regulatory policies from prior administrations. As a result, there is uncertainty as to how these and other potential legal and regulatory changes may impact the business of our licensees or royalty-agreement counterparties or their licensees. For example, President Trump has pledged to impose tariffs on pharmaceuticals and other products, some of which have already started to be implemented.

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

Risks Related to our Financial Results and Capital Requirements

We have sustained losses in the past, and we may sustain losses in the future.

We generated net income of $31.7 million and cash flows from operations of $2.9 million for the year ended December 31, 2025; however, we have historically incurred significant operating losses and negative cash flows from operations since our inception. As of December 31, 2025, we had an accumulated deficit of $1.2 billion. We do not know whether we will achieve sustained profitability or whether cash flows from future operations will be sufficient to meet our needs.

To date, we have financed our operations primarily through the sale of equity securities and debt and royalty interests, and payments received under our collaboration and licensing arrangements. Our results of operations depend, in part, on the rate of our future expenditures and our and our partners’ ability to generate revenues. If our partners’ product candidates are not successfully developed or commercialized, or if revenues are insufficient following regulatory approval, we may not achieve sustained profitability and our business may fail. Our ability to achieve sustained profitability is dependent in large part on the success of our and our partners’ ability to license product candidates, and the success of our partners’ development programs, both of which are uncertain. Our success is also dependent on our partners’ obtaining regulatory approval to market product candidates which may not materialize or prove to be successful.

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

We may need to commit substantial additional funds to continue our business, and we may not be able to obtain sufficient funds on acceptable terms, if at all. If the current equity and credit markets deteriorate, it may make any additional debt or equity financing more difficult and more costly. Any additional debt financing or additional equity that we raise may contain terms that are not favorable to us and/or result in dilution to our stockholders, including pursuant to our 2025 Common Stock ATM Agreement, and to our 2025 Series B Preferred Stock ATM Agreement. If we raise additional funds through licensing arrangements with third parties, we may be required to relinquish some rights to our technologies or our product candidates, grant licenses on terms that are not favorable to us or enter into a license arrangement for a product candidate at an earlier stage of development or for a lesser amount than we might otherwise choose. If we raise additional funds through borrowings, we have in the past and may in the future repay the principal and interest of the loan from certain of our royalty payments and/or use our royalties as collateral for such borrowings. For example, on December 15, 2023, we, through XRL, a newly formed, wholly-owned subsidiary, entered into a non-dilutive, non-recourse, royalty-backed loan for up to $140.0 million of capital with certain funds managed by the credit platform of Blue Owl Capital Inc. In the event of a default under such secured borrowings, one or more of our creditors or their assignees could obtain control of certain of our royalties and, in the event of a distressed sale, these creditors could dispose of these royalties for significantly less value than we could realize for them.

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

Holders of our Series A Preferred Stock are entitled to receive, when and as declared by our Board, out of funds legally available for the payment of dividends, cumulative cash dividends at the rate of 8.625% of the $25.00 liquidation preference per year (equivalent to $2.15625 per year). Dividends on the Series A Preferred Stock accumulate and are cumulative from, and including, the date of original issuance by us of the Series A Preferred Stock. Dividends are payable in arrears on or about the 15th day of January, April, July and October. In the event of any voluntary or involuntary liquidation, dissolution or winding up of our affairs, the holders of shares of Series A Preferred Stock are entitled to be paid out of our assets legally available for distribution to our stockholders a liquidation preference of $25.00 per share, plus an amount equal to any accumulated and unpaid dividends up to the date of payment (whether or not declared), before any distribution or payment may be made to holders of shares of common stock or any other class or series of our equity stock ranking, as to liquidation rights, junior to the Series A Preferred Stock. As of December 31, 2025, shares of Series A Preferred Stock were redeemable at our option, in whole or in part, at redemption prices ranging from $25.25 per share to $25.00 per share, plus any accrued and unpaid dividends, depending on the date of redemption.

Holders of depositary shares representing interests in our Series B Preferred Stock are entitled to receive, when and as declared by our Board, out of funds legally available for the payment of dividends, cumulative cash dividends at the rate of 8.375% of the $25,000 liquidation preference per share of Series B Preferred Stock ($25.00 per depositary share) per year (equivalent to $2,093.75 per year per share of Series B Preferred Stock or $2.09375 per year per depositary share). Dividends on the Series B Preferred Stock accumulate and are cumulative from, and including, the date of original issuance by us of the Series B Preferred Stock. Dividends are payable in arrears on or about the 15th day of January, April, July and October. As of December 31, 2025, shares of Series B Preferred Stock were redeemable at our option, in whole or in part, at redemption prices ranging from $25,500.00 per share ($25.50 per depositary share) to $25,000.00 per share ($25.00 per depositary share), plus any accrued and unpaid dividends, depending on the date of redemption.

The payment of cash dividends and share repurchases is subject to limitations under applicable laws and the discretion of our Board after considering current conditions, including earnings, other operating results and capital requirements. Further, our continued obligation to pay dividends to the holders of our Series A Preferred Stock and depositary shares representing interests in Series B Preferred Stock could restrict us from additional borrowings or make them more costly.

The holders of preferred stock have rights that are senior to those of our common stockholders.

As of December 31, 2025, we had 984,000 shares of Series A Preferred Stock issued and outstanding with a liquidation preference of $25.00 per share, plus an amount equal to any accumulated and unpaid dividends up to the date of payment (whether or not declared). Additionally, as of December 31, 2025, we had 1,760,500 depositary shares issued and outstanding, each representing a 1/1000th fractional interest in a share of our Series B Preferred Stock with a liquidation preference of $25,000 per share of Series B Preferred Stock ($25.00 per depositary share), plus an amount equal to any accumulated and unpaid dividends up to the date of payment (whether or not declared). Our preferred stock is senior to our shares of common stock in right of payment of dividends and other distributions. In the event of our bankruptcy, dissolution or liquidation, the holders of our preferred stock must be satisfied before any distributions can be made to our common stockholders.

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

The results of the preclinical studies and clinical testing, together with chemistry, manufacturing and controls information, are submitted to the FDA in the form of an NDA for a drug, and in the form of a BLA for a biological product, and similar submissions to other foreign health authorities, requesting approval to commence commercial sales. In responding to an NDA or BLA or similar submission, the FDA or foreign health authorities may grant marketing approvals determining that the product is safe and effective, or in the case of a biologic, safe, pure, and potent, for its intended use, request additional information or further research, or deny the application if they determine the application does not satisfy regulatory approval criteria. Regulatory approval of an NDA, BLA, or supplement, or a similar submission to other foreign health authorities, is never guaranteed. The approval process can take several years, is extremely expensive and can vary substantially based upon the type, complexity, and novelty of the products involved, as well as the target indications. Our potential royalty providers ultimately may not be able to obtain approval in a timely fashion or at all.

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

In January 2023, the FDA published a notice in the Federal Register to clarify that while the agency complies with the court’s order in Catalyst, the FDA intends to continue to apply its longstanding interpretation of the regulations to matters outside of the scope of the Catalyst order—that is, the agency will continue tying the scope of orphan-drug exclusivity to the uses or indications for which a drug is approved, which permits other sponsors to obtain approval of a drug for new uses or indications within the same orphan designated disease or condition that have not yet been approved. In view of the overturn of the Chevron doctrine in Loper Bright Enterprises v. Raimondo, this landmark Supreme Court decision may invite various stakeholders to bring lawsuits against the FDA to challenge longstanding decisions and policies, including regulatory exclusivities, which could lead to uncertainties in the industry. Further, changes in the leadership of the FDA and other federal agencies under the Trump administration may lead to new policies and changes in the regulations and operations of the FDA. We do not know if, when, or how the FDA, Congress, or future judicial challenges may change the orphan drug regulations and policies in the future, and it is uncertain how any changes might affect our royalty providers’ and our business.

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

The biological products and, if approved, product candidates of our royalty providers could be considered reference products entitled to 12-year exclusivity. However, there is a risk that this exclusivity could be shortened due to congressional action or otherwise, or that the FDA will not consider a product candidate to be a reference product for competing products, potentially creating the opportunity for competition sooner than anticipated. Other aspects of the BPCIA, some of which may impact the BPCIA exclusivity provisions, have also been the subject of recent litigation. Moreover, the extent to which a biosimilar, once approved, will be substituted for any reference products in a way that is similar to traditional generic substitution for non-biological products is not yet clear, and will depend on a number of marketplace and regulatory factors that are still developing. The law is complex and continues to evolve through ongoing FDA implementation and judicial interpretation. As a result, its ultimate impact, implementation and meaning are subject to uncertainty. Modification of the BPCIA, or changes to the interpretation or implementation of the BPCIA, could have a material adverse effect on the future commercial prospects for our royalty providers’ biological products and product candidates. Any of these events may materially impact the potential milestones and royalties we receive.

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

New developments by others may render our potential milestone and royalty providers’ product candidates or technologies obsolete or uncompetitive. Technologies developed and utilized by the biotechnology and pharmaceutical industries are changing and evolving. For example, competition in antibody-based technologies is intense and is expected to increase in the future as a number of established biotechnology firms and large chemical and pharmaceutical companies advance in these fields. In addition, biopharmaceutical companies increasingly devote significant resources to innovate next-generation products and therapies using gene editing and new curative modalities, such as cell and gene therapy, which may cause products on which we have a milestone or royalty rights to become obsolete. Many of these competitors may be able to develop products and processes competitive with or superior to our potential milestone and royalty providers for many reasons, including that they may have:

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

If our current or potential royalty providers succeed in bringing product candidates to the market, they may not be considered cost effective, and reimbursement to the patient may not be available or may not be sufficient to allow our potential royalty providers to sell the products on a competitive basis. In both the U.S. and elsewhere, sales of medical products and treatments are dependent, in part, on the availability of coverage and adequate reimbursement from third-party payors, such as government and private insurance plans. Significant uncertainty exists as to the coverage and reimbursement status of any products for which our potential royalty providers may obtain regulatory approval. Even if coverage is available, the associated reimbursement rate may not be adequate for our potential royalty providers to cover related marketing costs. Additionally, coverage and reimbursement policies for pharmaceutical products can differ significantly from payor to payor as there is no uniform policy of coverage and reimbursement for pharmaceutical products among third-party payors in the U.S. Therefore, the process of obtaining coverage and reimbursement is often time consuming and costly. Thus, even if our partners’ product candidates are approved by the FDA, our royalty partners may not be able to price the products effectively or obtain coverage and adequate reimbursement for their products, which could adversely affect the royalties we receive.

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

If we and/or our potential royalty providers are unable to protect our and/or their intellectual property, in particular patent protection for principal products, product candidates and processes in which we have an ownership or royalty interest, or fail to prevent the use of the covered subject matter by third parties, our potential royalty providers’ ability to compete in the market will be harmed, and we may not realize our profit potential.

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

If our, and our potential royalty providers intellectual property rights are not protected adequately, our potential royalty providers or our licensees may not be able to commercialize technologies or products in which we have an ownership or royalty interest, and their competitors could commercialize such technologies or products, which could result in a decrease in our potential royalty providers’ or our licensees’ sales and market share that would harm our business and operating results. Specifically, the patent position of biotechnology companies generally is highly uncertain and involves complex legal and factual questions. The legal standards governing the validity of biotechnology patents are in transition, and current defenses as to issued biotechnology patents may not be adequate or available in the future. Accordingly, there is uncertainty as to:

●	whether any pending or future patent applications held by us or our potential royalty providers will result in an issued patent, or whether issued patents will provide meaningful protection against competitors or competitive technologies;
●	whether competitors will be able to design around our or our potential royalty providers’ patents or develop and obtain patent protection for technologies, designs or methods that are more effective than those covered by our or our potential royalty providers’ patents and patent applications; or
●	the extent to which our or our potential royalty providers’ product candidates could infringe on the intellectual property rights of others, which may lead to costly litigation, result in the payment of substantial damages or royalties, reduce the royalties due to us, and prevent our potential royalty providers from using our technology or product candidates.

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

●	the scope or duration of rights granted under the license or collaboration agreement and other interpretative issues;
●	the amounts, timing or duration of royalties, milestones or other payments due under the license or collaboration agreement;
●	the sublicensing of patent or other rights under our license or collaboration relationships;
●	the diligence obligations under the license or collaboration agreement and what activities satisfy such diligence obligations:
●	the inventorship and ownership of inventions and know-how resulting from the creation or use of intellectual property by us or our partners; and
●	the priority of invention of patented technology.

The resolution of any contract interpretation disagreement that may arise could narrow what the licensor (which may be us in the case of our out-licensed products) or collaborator believes to be the scope of its rights to the relevant intellectual property or technology, or decrease the licensee’s or collaborator’s financial or other obligations under the relevant agreement, any of which could in turn impact the value of our potential royalties, milestone payments and other payments and have a material adverse effect on our business, financial condition, results of operations and prospects. If a marketer were to default on its obligations under a license or collaboration agreement, the licensor’s or collaborator’s remedy may be limited either to terminating certain licenses or collaborations related to certain countries or to generally terminate the license or collaboration agreement with respect to such country. In such cases, we may not have the right to seek to enforce the rights of the licensor or collaborator (if not us) and we may be required to rely on the resources and willingness of the licensor or collaborator (if not us) to enforce its rights against the applicable licensee or collaborator. In any of these situations, if the expected upfront, milestone, royalty or other payments under the license or collaboration agreements do not materialize, this could result in a significant loss to us and materially adversely affect our business, financial condition and results of operations. We are from time to time engaged in discussions with our licensees or collaborators regarding the interpretation of the scope of the licenses or the payment and other provisions relating to products as to which we have milestones and potential royalty or other payment rights. Should any such discussions result in a disagreement regarding a particular product that cannot be resolved satisfactorily to us, we may be paid less than anticipated on such product should it successfully progress through clinical development and be approved for commercialization. Should our milestone and future potential royalty or other payment interests be reduced or eliminated as a result of any such disagreement, it could have an adverse effect on our business, financial condition, results of operations and prospects.

In addition, we may initiate litigation against a licensee or collaborator to enforce our intellectual property and contractual rights.  For example, in August 2025, we initiated litigation against Janssen asserting claims for breach of contract and unjust enrichment arising from Janssen's unauthorized use of our intellectual property in the commercialization of TREMFYA (guselkumab) and this litigation is ongoing. Litigation is inherently uncertain and expensive, and there can be no assurance regarding the potential outcome of the matter or the timing or amount of any potential recovery.

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

Third parties provide services in connection with preclinical and clinical development programs, including in vitro and in vivo studies, assay and reagent development, immunohistochemistry, toxicology, pharmacokinetics, clinical trial support, manufacturing and other outsourced activities. If these service providers do not adequately perform the services for which our potential milestone and royalty providers have contracted, or cease to continue operations, and our potential milestone and royalty partners are not able to find a replacement provider quickly or lose information or items associated with their product candidates, our potential milestone and royalty providers’ development programs and receipt of any potential resulting income may be delayed. For example, Alora withdrew DSUVIA from the commercial market due to unresolvable manufacturing constraints.

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

Agreements with other third parties expose us to numerous risks and have caused us to incur additional liabilities.

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

We had 14 full-time employees as of March 11, 2026. We may require additional experienced executive, accounting, legal, administrative and other personnel from time to time in the future. We are highly dependent on principal members of our executive team, the loss of whose services may adversely impact the achievement of our objectives. There is intense competition for the services of these personnel.

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

Data breaches, security incidents and other unauthorized intrusions or access to our data or systems, or those of the third parties on which we rely, could result in system disruptions, downtime or the compromise of personal information, our intellectual property and sensitive business information, all of which may interrupt our normal business operations and require substantial expenditure of financial and administrative resources to remedy. Such events could have a material adverse effect on our business, financial condition and results of operations. Theft of proprietary information could be used to compete against us and could cause us to incur significant remediation costs, result in product development delays, disrupt key business operations and divert attention of management and key information technology resources. Furthermore, to the extent that any disruption, security breach, or other event were to result in a loss of, or damage to, our data or applications, or inappropriate access to or disclosure of personal, confidential or proprietary information, we may be required to comply with notification requirements, be subject to litigation (including class actions) or regulatory action (including fines), or otherwise be subject to liability under applicable laws. These risks would expose us to significant expense and cause significant harm to our reputation and business.

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

Federal, state, local and foreign legislators and/or regulators are increasingly regulating data privacy and security and may impose significant penalties for failure to comply with these requirements. For example, in the U.S., the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), as amended by the Health Information Technology and Clinical Health Act (“HITECH”), and its implementing regulations, imposes certain requirements relating to the privacy, security and transmission of protected heath information. At the state level, the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act of 2020 (“CCPA”), establishes a privacy framework for covered businesses, which applies to a broad range of personal information (but not protected health information subject to HIPAA)

and entities who conduct business in California and imposes data protection obligations on covered businesses. The CCPA gives California residents certain rights related to their personal information, including the rights to request the correction of, access to and deletion of their personal information, and the right to opt out of the sharing of their personal information for cross-context behavioral advertising, as well as the sale of their personal information. If we, or the third parties on which we rely, fail to comply with the CCPA, we may face significant fines, penalties and regulatory enforcement costs that could adversely affect our reputation, business, financial condition and results of operations. The CCPA provides for civil penalties of up to $2,500 per violation, and $7,500 per intentional violation, following investigation by the state Attorney General and/or California Privacy Protection Agency and allows private litigants affected by certain data breaches to recover significant statutory damages. Similar comprehensive state privacy laws are now in effect, have passed, or are being considered in numerous other states. Like the CCPA, such laws typically do not govern protected health information subject to HIPAA, and some exempt covered entities and business associates subject to HIPAA altogether. In addition, state health information privacy laws, such as California’s Confidentiality of Medical Information Act, Washington’s My Health My Data Act and the Nevada Consumer Health Data Privacy Law, govern the privacy and security of health-related information, specifically, may apply even when HIPAA/HITECH does not, and impose additional requirements.

Compliance with laws, regulations, rules, guidance, industry standards, and contractual obligations concerning data privacy, security, governance and protection is an onerous and resource-intensive process, that may require us to put in place additional mechanisms and incur substantial expenditure. Achieving compliance could also require us to change our business practices in a manner that does not align with our business objectives. Furthermore, the regulatory landscape continues to evolve, making it difficult to maintain compliance. Failure to comply with such requirements could result in regulatory investigations or actions, litigation (including class actions), fines and penalties, a disruption of our business operations, reputational harm, loss of revenue or profits and other adverse business consequences.

Further, as noted in the above risk factor, in the event that we, or one of the third parties on which we rely, is subject to a data breach, security incident, or other unauthorized intrusion or access that leads to the unauthorized access to or disclosure or modification of, or prevents access to, patient information, including personally identifiable information or protected health information, or personal information, we may be required to comply with notification requirements, be subject to litigation (including class actions) or regulatory action (including fines), or otherwise be subject to liability under applicable laws, which could result in increased costs or loss of revenue, and harm to our reputation. In particular, we may be required to take remediation measures to respond to the event and prevent similar events from occurring in the future, take mandatory corrective actions and/or verify the correctness of database contents.

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

Our exposure to risks associated with various claims, including claims related to the use of intellectual property, labor or employment related claims, product liability claims or securities and related stockholder derivative claims, may be increased as a result of our acquisitions of other companies, including our acquisitions of Kinnate, Pulmokine, HilleVax, and LAVA, and we may ultimately be subject to liability or settlement costs. Additionally, we may have a lower level of visibility into the development process with respect to intellectual property or the care taken to safeguard against infringement risks with respect to acquired companies or assets. In addition, third parties may make claims in connection with our acquisitions, and they may also make infringement and similar or related claims after we have acquired assets that had not been asserted prior to our acquisition.

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

There have been judicial, Congressional and executive branch challenges to the ACA. As a result, there have been delays in the implementation of, and action taken to repeal or replace, certain aspects of the ACA. For example, on June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. In addition, there were a number of health reform initiatives by the Biden administration that have impacted the ACA. On August 16, 2022, President Biden signed the IRA, into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-

pocket cost and through a newly established manufacturer discount program. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is unclear how other such challenges, and the healthcare reform measures of the new administration will impact the ACA and our business.

Also, there has been heightened governmental scrutiny recently in the U.S. over pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. For example, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the Department of Health and Human Services, or HHS, released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue to advance these principles. In addition, the IRA, among other things, (i) directs the Secretary of HHS to negotiate the price of certain high-expenditure, single-source drugs and biologics covered under Medicare Part B and Medicare Part D, and subjects drug manufacturers to civil monetary penalties and a potential excise tax by offering a price that is not equal to or less than the negotiated “maximum fair price” under the law, and (ii) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has and will continue to issue and update guidance as these programs are implemented. These provisions took effect progressively starting in fiscal year 2023. On August 29, 2023, HHS announced the list of the first ten drugs that will be subject to price negotiations, although the Medicare drug price negotiation program is currently subject to legal challenges. It is currently unclear how the IRA will be implemented but it is likely to have a significant impact on the pharmaceutical industry. Further, in response to the Biden administration’s October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the Center for Medicare and Medicaid Innovation which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future. In addition, beginning in 2023, Centers for Medicare & Medicaid Services, or CMS, requires manufacturers to refund CMS for certain discarded amounts of single-dose container and single-use package drugs. Moreover, in May 2025, the Trump administration renewed the idea of international reference pricing through an executive order entitled “Delivering Most-Favored-Nation Prescription Drug Pricing to American Patients”, which, among other things, directs the HHS and other agencies to communicate most-favored-nation price targets to pharmaceutical manufacturers to bring prices for U.S. patients in line with comparably developed nations and to facilitate direct-to-consumer purchasing programs. The HHS subsequently issued guidance indicating the most-favored-nation target price will be the lowest price paid in an Organisation for Economic Co-operation and Development country with a gross domestic product, or GDP, per capita of at least 60% of the U.S. GDP per capital. In addition, in December 2025, CMS proposed new drug payment models to lower drug prices for Medicare beneficiaries; under the models, CMS would explore potential adjustments to Medicare drug inflation rebate calculations by comparison to international drug pricing information. It is currently unclear whether and to what extent these measures will be implemented and what impact any such implementation would have on our business. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, and restrictions on certain product access. In some cases, such legislation and regulations have been designed to encourage importation from other countries and bulk purchasing.

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

The federal Anti-Kickback Statute prohibits, among other things, persons and entities from knowingly and willfully soliciting, offering, receiving or providing any remuneration, directly or indirectly, in cash or in kind, in exchange for or to induce either the referral of an individual for, or the furnishing or arranging for the purchase, lease, or order of a good or service for which payment may be made under a federal healthcare program, such as the Medicare and Medicaid programs. The ACA modified the federal Anti-Kickback Statute’s intent requirement so that a person or entity no longer needs to have actual knowledge of the statute or the specific intent to violate it to have committed a violation. In addition, several courts have interpreted the statute’s intent requirement to mean that if any one purpose of an arrangement involving remuneration is to induce referrals of federal healthcare covered business, the statute has been implicated. The Anti-Kickback Statute is broad and prohibits many arrangements and practices that are lawful in businesses outside of the healthcare industry. There are a number of statutory exceptions and regulatory safe harbors protecting some common commercial activities from Anti-Kickback Statute prosecution, but they are drawn narrowly, and qualifying for a statutory exception or regulatory safe harbor requires satisfying all of the criteria for the exception or safe harbor. Failure to meet all of the requirements of a particular applicable statutory exception or regulatory safe harbor does not make the conduct per se illegal under the Anti-Kickback Statute, but it does increase the risk of regulatory scrutiny.

The federal False Claims Act prohibits, among other things, persons and entities from knowingly presenting, or causing to be presented, a false or fraudulent claim to the government, as well as the knowing use of false statements material to false or fraudulent claims. Certain suits filed under the False Claims Act, known as “qui tam” actions, can be brought by any individual on behalf of the government and such individual, commonly known as a “whistleblower,” or “relator” may share in any amounts paid by the entity to the government in fines or settlement. The filing of qui tam actions has caused a number of pharmaceutical, medical device and other healthcare companies to have to defend and/or settle a False Claims Act action.

HIPAA created new federal criminal statutes that prohibit, among other things, executing a scheme to defraud any healthcare benefit program, including a private payor, or falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of, or payment for, health care benefits, items or services.

HIPAA, as amended by HITECH, and its implementing regulations, also imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information by entities subject to the law, such as certain healthcare providers, health plans, and healthcare clearinghouses as well as their respective business associates and their subcontractors that perform certain functions or activities that involve the use or disclosure of protected health information on their behalf.

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

We are subject to the U.S. Foreign Corrupt Practices Act and other anti-corruption laws, as well as export control laws, import and customs laws, trade and economic sanctions laws and other laws governing our operations. Our operations are subject to anti-corruption laws including the FCPA, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, and other anti-corruption laws that apply in countries where we do business. The FCPA and these other laws generally prohibit us and our employees and intermediaries from authorizing, promising, offering, or providing, directly or indirectly, improper or prohibited payments, or anything else of value, to government officials or other persons to obtain or retain business or gain some other business advantage. We and the royalty agreement counterparties and licensees who generate our royalties operate in a number of jurisdictions that pose a high risk of potential FCPA violations, and we participate in collaborations and relationships with third parties whose activities could potentially subject us to liability under the FCPA or local anti-corruption laws, even if we do not explicitly authorize or have actual knowledge of such activities. In addition, we cannot predict the nature, scope or effect of future regulatory requirements to which our international operations might be subject or the manner in which existing laws might be administered or interpreted. We are also subject to other laws and regulations governing our international operations, including regulations administered by the governments of the U.S. and authorities in the European Union, including applicable export control regulations, economic sanctions and embargoes on certain countries and persons, anti-money laundering laws, import and customs requirements and currency exchange regulations, collectively referred to as the Trade Control laws. There is no assurance that we will be completely effective in ensuring our compliance with all applicable anti-corruption laws, including the FCPA or other legal requirements, including Trade Control laws. If we are not in compliance with the FCPA and other anticorruption laws or Trade Control laws, we may be subject to criminal and civil penalties, disgorgement and other sanctions and remedial measures, and legal expenses, which could have an adverse impact on our business, financial condition, results of operations and liquidity. Likewise, any investigation of any potential violations of the FCPA, other anti-corruption laws or Trade Control laws by the U.S. or other authorities could also have an adverse impact on our reputation, our business, financial condition and results of operations.

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

Further, under the new leadership at HHS under the current administration, agency reorganization, mass layoffs due to the reduction in force initiative and other measures may impact the normal operations of the FDA as well as other federal agencies. FDA may lack adequate staff and resources to meet current review, approval, and inspection schedules, which could delay our royalty providers’ anticipated timelines. In January 2025, an executive order entitled “Unleashing Prosperity Through Deregulation”, was issued which calls for at least 10 existing regulations to be repealed whenever an executive department or agency publicly proposes for notice and comment or otherwise promulgates a new regulation. Recent developments at the FDA include announcement of a plan to phase out animal testing for monoclonal antibodies and certain other drugs, the proposed rare disease evidence principles (RDEP) program to facilitate approval of drugs to treat rare diseases with very small patient populations with significant unmet medical need and with a known genetic defect that is the major driver of the pathophysiology, and the announcement of a new Commissioner’s National Priority Voucher program for companies supporting certain U.S. national health priorities and interests. To the extent our royalty providers’ competitors are selected for this new voucher pilot program, or are otherwise able to participate in any of these initiatives intended to accelerate drug development and application review, and obtain faster approval than our royalty providers, their competitive position may be harmed, which could have a material adverse effect on their and our business. FDA has also increased its scrutiny of foreign drug manufacturing facilities and other contractors based in China, especially with respect to the transfer of biological materials, genetic data, and other sensitive data of American patients to parties located in China. It is unclear how the industry and clinical programs of our royalty providers will be impacted by policies and regulations implemented under the current administration and FDA leadership, or other executive orders.

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

We have experienced significant volatility in the price of our common stock in the past. From January 1, 2025, through March 11, 2026, the share price of our common stock has ranged from a high of $39.92 to a low of $18.35. From January 1, 2025, through March 11, 2026, the share price of our Series A Preferred Stock has ranged from a high of $30.00 to a low of $24.96. From January 1, 2025, through March 11, 2026, the share price of our Series B Preferred Stock has ranged from a high of $25.76 to a low of $23.32. Additionally, we currently have three significant holders of our common stock that could affect the liquidity of our stock and have a significant negative impact on our stock price if those holders were to sell their ownership positions.

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

We expect significant additional capital will be needed in the future to continue our planned operations. To the extent we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. We may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in such a manner as we determine from time to time, including pursuant to our 2025 Common Stock ATM Agreement and 2025 Series B Preferred Stock ATM Agreement. If we sell common stock, convertible securities or other equity securities in more than one transaction, investors may be materially diluted by subsequent sales. These sales may also result in material dilution to our existing stockholders, and new investors could gain rights superior to our existing stockholders. If we issue additional equity securities, the price of our existing securities may be materially and adversely affected.

As of December 31, 2025, there were 5,003 shares of Series X Preferred Stock issued and outstanding. Each share of Series X Preferred Stock is convertible into 1,000 shares of registered common stock. The total number of shares of common stock issuable upon conversion of all issued Series X Preferred Stock would be 5,003,000 shares. Each share is convertible at the option of the holder at any time, provided that the holder is prohibited from converting into common stock if, as a result of such conversion, the holder, together with its affiliates, would beneficially own a number of shares above a conversion blocker, which was initially set at 19.99% of our total common stock then issued and outstanding immediately following the conversion of such shares. A holder of Series X Preferred Stock may elect to increase or decrease the conversion blocker above or below 19.99% on 61 days’ notice, provided the conversion blocker does not exceed the limits under Nasdaq Listing Rule 5635(b), to the extent then applicable. If holders of our Series X Preferred Stock elect to convert their preferred shares into common stock such conversion would dilute our currently outstanding common stock both in number and in earnings per share. As of December 31, 2025, BVF owned approximately 21.8% of the Company’s total outstanding shares of common stock, and if all the shares of Series X Convertible Preferred Stock were converted (without taking into account beneficial ownership limitations), BVF would have owned 45.0% of the Company’s total outstanding shares of common stock. Additionally, as of March 11, 2026, we had issued and outstanding 984,000 shares of Series A Preferred Stock and 1,760,500 depositary shares, each representing a 1/1000th fractional interest in a share of our Series B Preferred Stock.

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

Our charter and bylaws:

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

In addition, we are subject to the provisions of certain Nevada statutes that could have the effect of prohibiting or limiting certain transactions with our stockholders or discouraging acquisitions of our capital stock.

Nevada’s “combinations with interested stockholders” statutes (Sections 78.411 through 78.444, inclusive, of the Nevada Revised Statutes (“NRS”)) provide that specified types of business “combinations” between certain Nevada corporations and any person deemed to be an “interested stockholder” of the corporation are prohibited for two years after such person first becomes an “interested stockholder” unless the corporation’s board of directors approves the combination (or the transaction by which such person becomes an “interested stockholder”) in advance, or unless the combination is approved by the board of directors and 60% of the corporation’s voting power not beneficially owned by the interested stockholder, its affiliates and associates. Furthermore, in the absence of prior approval certain restrictions may apply even after such two-year period. For purposes of these statutes, an “interested stockholder” is any person who is (1) the beneficial owner, directly or indirectly, of 10% or more of the voting power of the outstanding voting shares of the corporation, or (2) an affiliate or associate of the corporation and at any time within the two previous years was the beneficial owner, directly or indirectly, of 10% or more of the voting power of the then-outstanding shares of the corporation. The definition of the term “combination” is sufficiently broad to cover most significant transactions between a corporation and an “interested stockholder.” These statutes generally apply to Nevada corporations with 200 or more stockholders of record. However, a Nevada corporation may elect in its articles of incorporation not to be governed by these particular laws. We have not made such an opt-out election in our articles of incorporation.

Nevada’s “acquisition of controlling interest” statutes (NRS 78.378 to 78.3793) prohibit an acquirer, under certain circumstances, from voting its shares of a target corporation’s stock after crossing certain ownership threshold percentages, unless the acquirer obtains approval of the target corporation’s disinterested stockholders. The statute specifies three thresholds: one-fifth or more but less than one-third, one-third but less than a majority, and a majority or more, of the outstanding voting power. Generally, once an acquirer crosses one of the thresholds, those shares in an offer or acquisition and acquired within 90 days thereof become “control shares” and such control shares are deprived of the right to vote until disinterested stockholders restore the right. These provisions also provide that if control shares are accorded full voting rights and the acquiring person has acquired a majority or more of all voting power, all other stockholders who do not vote in favor of authorizing voting rights to the control shares are entitled to demand payment for the fair value of their shares in accordance with Nevada’s dissenter’s rights statutes. A corporation may elect to not be governed by the control share provisions by making an election in its articles of incorporation or bylaws, provided that the opt-out election must be in place on the 10th day following the date an acquiring person has acquired a controlling interest, that is, crossing any of the three thresholds described above. We have not opted out of the control share statutes in our articles of incorporation or bylaws.

These provisions of our organizational documents and the NRS, alone or in combination with each other, may discourage transactions involving actual or potential changes of control, including transactions that otherwise could involve payment of a premium over prevailing market prices to holders of common stock, could limit the ability of stockholders to approve transactions that they may deem to be in their best interests, and could make it considerably more difficult for a potential acquirer to replace management.

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

Our ability to use our NOL carryforwards and certain other tax attributes to offset taxable income or taxes may be limited.

Our net operating loss, or NOL, carryforwards could expire unused and/or be unavailable to offset future income tax liabilities. As of December 31, 2025, we had U.S. federal NOL carryforwards of $198.4 million, of which $13.6 million will begin to expire in 2036. Under the federal income tax law, $142.9 million federal NOLs incurred in taxable years beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such federal NOLs is limited to 80% of current year taxable income. It is uncertain if and to what extent various states will conform to the federal tax law. In addition, Section 382 of the U.S. Internal Revenue Code of 1986, as amended (the “Code”), and corresponding provisions of state law, generally limit the ability of a corporation that undergoes an “ownership change” to utilize its NOL carryforwards and certain other tax attributes against any taxable income in taxable periods after the ownership change. An “ownership change” is generally defined as a greater than 50% change, by value, in a corporation’s equity ownership over a three-year period.

Based on an analysis under Section 382 of Code, we experienced an ownership change in February 2017, that significantly limits the availability of our tax attributes to offset future income. To the extent that we do not utilize our carry forwards within the applicable statutory carryforward periods, either because of Section 382 limitations or the lack of sufficient taxable income, the carryforwards will also expire unused. As of December 31, 2025, we had $198.4 million in federal NOL carryforwards, of which $55.4 million is subject to an annual limitation of $0.9 million. Of this amount, $13.6 million will begin to expire in 2036, if not utilized.

Changes in tax laws or regulations that are applied adversely to us may have a material adverse effect on our business, cash flow, financial condition, or results of operations.

New tax laws, statutes, rules, regulations, or ordinances could be enacted at any time. For instance, the IRA imposes, among other rules, a 15% minimum tax on the book income of certain large corporations and a 1% excise tax on certain corporate stock repurchases. In addition, the One Big Beautiful Bill Act was signed into law on July 4, 2025, and made significant changes to U.S. federal tax law. Further, existing tax laws, statutes, rules, regulations, or ordinances could be interpreted differently, changed, repealed, or modified at any time. Any such enactment, interpretation, change, repeal, or modification could adversely affect us, possibly with retroactive effect. In particular, changes in corporate tax rates, the realization of our net deferred tax assets, the taxation of foreign earnings, and the deductibility of expenses under the Internal Revenue Code, as amended by any future tax reform legislation, could have a material impact on the value of our deferred tax assets, result in significant one-time charges, and increase our future tax expenses.

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

Securities-related class action and stockholder derivative litigation has often been brought against companies, including many biotechnology companies, which experience volatility in the market price of their securities. This risk is especially relevant for us because biotechnology and biopharmaceutical companies often experience significant stock price volatility in connection with their product development programs, and could be increased as a result of our acquisitions of other companies, including our acquisitions of Kinnate, Pulmokine, HilleVax, and LAVA.

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

Our management, led by our Chief Executive Officer and Chief Financial Officer, is responsible for assessing cybersecurity risks and for overseeing our cybersecurity strategy to assess and manage those risks, including responding to attacks or breaches. Our Chief Executive Officer and Chief Financial Officer each have experience in senior leadership roles in which they have been responsible for an entity’s enterprise risk management, including management of cybersecurity risks. The Chief Executive Officer and Chief Financial Officer regularly communicate with those responsible for daily IT operations and infrastructure to assess potential cybersecurity threats and determine whether updates to the cybersecurity strategy are necessary.

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

Item 2. PROPERTIES

We lease 1,620 rentable square feet of space for our corporate headquarters in Emeryville, California, which expires in April 2029. We believe our facilities are adequate to meet our current requirements.

Item 3. LEGAL PROCEEDINGS

We are not currently engaged in any material legal proceedings. However, from time to time, we are involved in litigation, arbitration or other proceedings relating to claims arising from the ordinary course of business.

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

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Registrant’s Common Equity

Our common stock trades on The Nasdaq Global Market (“Nasdaq”) under the symbol “XOMA.” On March 11, 2026, there were 173 stockholders of record of our common stock, one of which was Cede & Co., a nominee for the Depository Trust Company (“DTC”). Shares of our common stock held by brokerage firms, banks and other financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC and are therefore considered to be held of record by Cede & Co., and we are unable to estimate the total number of stockholders represented by these record holders.

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

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

On January 2, 2024, the Board authorized our stock repurchase program, which permits us to purchase up to $50.0 million of our common stock through January 2027. Under the program, we have discretion in determining the conditions under which shares may be purchased from time to time, including through transactions in the open market, in privately negotiated transactions, under plans compliant with Rule 10b5-1 under the Exchange Act, or by other means in accordance with applicable laws. The manner, number, price, structure, and timing of the repurchases, if any, will be determined at our sole discretion and repurchases, if any, depend on a variety of factors, including legal requirements, price and economic and market conditions, royalty and milestone acquisition opportunities, and other factors. The repurchase authorization does not obligate us to acquire any particular amount of our common stock. The Board may suspend, modify, or terminate the stock repurchase program at any time without prior notice. All common stock repurchased by us during the three months ended December 31, 2025, were subsequently retired. Repurchases of our common stock during the three months ended December 31, 2025, were as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 – October 31, 2025	—	$—	—	$47,591,985
November 1 – November 30, 2025	—	$—	—	$47,591,985
December 1 – December 31, 2025	539,538	$25.30	539,538	$33,943,958
Total	539,538		539,538	$33,943,958

(1)The number of shares purchased is based on the settlement date.
(2)Average price per share includes commissions.

Item 6. RESERVED

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

XOMA is a royalty aggregator. We have a sizable portfolio of economic rights to future potential milestone and royalty payments associated with over 120 commercial and pre-commercial therapeutic candidates. In 2017, we transformed our business model to become a royalty aggregator. We subsequently advanced our portfolio by building upon our existing out-licensing agreements for proprietary products and platforms through the acquisition of rights to future milestones, royalties and commercial payments. Currently, our portfolio is anchored royalty streams and milestone payments derived from seven commercial-stage assets. In 2025, we received $33.6 million in commercial payments and $16.9 million from milestone payments and other fees, for total cash receipts of $50.5 million. Our royalty aggregator business is primarily focused on early to mid-stage clinical assets, primarily in Phase 1 and 2 development, which we believe have significant commercial sales potential and that are licensed to well-funded sponsors or developers with established expertise in developing and commercializing drugs. We also acquire milestone and royalty revenue streams on late-stage clinical assets and commercial assets that are designed to address unmet markets or have a therapeutic advantage over other treatment options, and have long duration of market exclusivity. We expect most of our future revenue and income to be based on payments we may receive for milestones and royalties associated with these assets as well as the periodic recognition of income under the EIR method.

The generation of future revenues and income related to licenses, milestone payments, and royalties is dependent on the achievement of milestones or product sales by the sponsors, marketers, and licensees. We generated a net income of $31.7 million and net cash provided by operating activities was $2.9 million for the year ended December 31, 2025. We generated a net loss of $13.8 million and net cash used in operating activities was $13.7 million for the year ended December 31, 2024. We had an accumulated deficit of $1.2 billion as of December 31, 2025.

Recent Business Developments

Completed Acquisitions

Mural Acquisition

In December 2025, we acquired Mural for $2.035 per ordinary share and RSU, for a total purchase price of approximately $37.6 million. The transaction included the acquisition of short-term financial assets, such as cash and prepaid expenses. Because the fair value of these net assets exceeded the purchase price, we recognized a $3.2 million bargain purchase gain in other income (expense), net for the year ended December 31, 2025.

LAVA Acquisition

In November 2025, we acquired LAVA through a tender offer for $1.04 in cash per LAVA ordinary share and one non-transferable CVR per share, resulting in total purchase consideration of $39.0 million. As a part of the acquisition, we acquired IP assets related to LAVA’s existing partnered programs with J&J and Pfizer, as well as LAVA-1266, a clinical program for acute myeloid leukemia and myelodysplastic syndrome. We have no plans to develop LAVA-1266, which is instead targeted for divestiture through sale or licensing. The value of the acquired IP assets was reduced by the excess of the fair value of the net assets acquired over the initial consideration based on the relative fair value of each IP. We are entitled to 25% of the net proceeds related to sales or licenses of these programs.

Under the LAVA CVR Agreement, CVR holders are entitled to 75% of the net proceeds from ongoing and future collaborations related to the partnered programs over a 10-year period, 75% of the net proceeds from the disposition of LAVA-1266, 100% of the amount by which LAVA’s closing net cash exceeds the amount of closing net cash as determined by the LAVA Merger Agreement, minus any permitted deductions, as well as 100% of the tax reserve in the amount of approximately $6.3 million minus any permitted tax reserve matter expenses. In March 2026, we distributed $2.1 million to the LAVA CVR holders representing the excess net cash received in the transaction.

HilleVax Acquisition

In September 2025, we acquired HilleVax through a tender offer for $1.95 in cash per share of HilleVax common stock, plus one non-transferable CVR per share of HilleVax common stock, totaling approximately $105.3 million in purchase consideration. As part of the merger, we acquired IP assets related to HIL-216, a pre-clinical vaccine candidate, and assumed existing lease and sublease agreements. We have no plans to develop HIL-216, which is instead targeted for divestiture through sale or licensing. Under the HilleVax CVR Agreement, CVR holders are entitled to 90% of the net proceeds from the disposition of HIL-216 if sold within two years of the merger, 100% of the remaining unused funds in the related expense fund at the end of the two-year period, any adjustment of HilleVax’s closing net cash, 100% of security deposit receipts associated with the Boston Lease, and 100% of lease payment obligations saved or the amount received from any subtenant associated with the Boston Lease if subleased within twelve months and 90% if subleased after twelve months. As a result of the acquisition, we recognized a $17.9 million bargain purchase gain included in other income (expense), net for the year ended December 31, 2025.

Turnstone Acquisition

In August 2025, we acquired Turnstone through a tender offer for $0.34 in cash per share of Turnstone common stock and one non-transferable CVR per share of Turnstone common stock, resulting in total purchase consideration of approximately $9.6 million. As part of the merger, we acquired certain short-term financial assets, primarily consisting of cash, receivables, prepaid expenses, and other current assets. Under the Turnstone CVR Agreement, CVR holders are entitled to 100% of the net proceeds from specified Turnstone tax receivables and a lease security deposit. As a result of the acquisition, we recognized a $1.8 million bargain purchase gain included in other income (expense), net for the year ended December 31, 2025.

Other Business Developments

Generation Bio Acquisition

In February 2026, we acquired Generation Bio through a tender offer for a base price of $4.2913 in cash per Generation Bio’s ordinary share and one non-transferrable CVR per share.

Repare Acquisition and XenoTherapeutics Arranger Letter

In November 2025, the Repare Acquisition Agreement was executed, pursuant to which we acted as structuring agent in connection with the acquisition of Repare’s issued and outstanding common shares by Xeno. Xeno agreed to pay us an arranger fee of $3.0 million following the closing of the Repare acquisition for the services we rendered, which fee was received in January 2026. BVF, a related party of the Company, owned approximately 24.0% of Repare before its acquisition by Xeno. The Repare acquisition closed on January 28, 2026.

ESSA Acquisition and XenoTherapeutics Arranger Letter

In October 2025, we acted as structuring agent in connection with the acquisition of ESSA’s issued and outstanding common shares by Xeno. As part of the ESSA Acquisition Agreement, we agreed, among other things, to provide bridge financing to Xeno. To facilitate the closing of the acquisition, we extended a short-term loan of $5.9 million to Xeno, which was repaid in October 2025. Additionally, Xeno paid us an arranger fee of $3.0 million following the closing of the ESSA acquisition for the services we rendered in October 2025, which fee was received in October 2025. BVF, a related party of the Company, owned approximately 24.7% of ESSA before its acquisition by Xeno.

2025 Common Stock ATM Agreement

On October 3, 2025, we entered into a new ATM Agreement with Leerink under which we may offer and sell from time to time at our sole discretion shares of our common stock through Leerink as our sales agent, in an aggregate amount not to exceed $75.0 million. Leerink may sell the shares by any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 of the Securities Act and will use its commercially reasonable efforts consistent with its normal trading and sales practices to sell the shares up to the amount specified. We will pay Leerink a commission of up to 3% of the gross proceeds of any shares of common stock sold under the 2025 Common Stock ATM Agreement. From October 3, 2025 through December 31, 2025, we sold 8,966 shares of our common stock under the 2025 Common Stock ATM Agreement for net proceeds of approximately $0.3 million, and paid approximately $10,000 in commissions.

2025 Series B Preferred Stock ATM Agreement

On October 3, 2025, we also entered into a new ATM agreement with HCW under which we may offer and sell from time to time at our sole discretion depositary shares, each representing 1/1000th of a share of our Series B Preferred Stock, through HCW as our sales agent, in an aggregate amount not to exceed $50.0 million. HCW may sell the depositary shares by any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 of the Securities Act and will use its commercially reasonable efforts consistent with its normal trading and sales practices to sell the depositary shares up to the amount specified. We will pay HCW a commission of up to 3% of the gross proceeds of any depositary shares sold under the 2025 Series B Preferred Stock ATM Agreement. From October 3, 2025 through December 31, 2025, we sold 160,500 shares of our Series B Depository Shares under the 2025 Series B Preferred Stock ATM Agreement for net proceeds of approximately $4.0 million, and paid approximately $0.1 million in commissions with $0.1 million of fees waived.

Common Stock Buyback

In December 2025, we repurchased 539,131 shares of our common stock from one of our stockholders, for aggregate consideration of $13.6 million.

Portfolio Updates

Rezolute License Agreement

In May 2025, Rezolute dosed the last patient in its first Phase 3 trial of ersodetug (RZ358), and we earned a $5.0 million milestone payment pursuant to our Rezolute License Agreement. In December 2025, Rezolute announced the Phase 3 clinical study for ersodetug did not meet its primary and key secondary endpoints. In February 2026, Rezolute announced that it is undertaking extensive analysis of the trial results and other endpoints. Rezolute expects to meet with the FDA prior to the end of the first quarter of 2026 under its Breakthrough Therapy Designation to determine next steps for the program.

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

In May 2025, we entered into the BioInvent Agreement to acquire all of BioInvent's remaining rights to milestone payments and royalties owed by us under the BioInvent License Agreement. We paid BioInvent $20.0 million at closing and will be obligated to make an additional $10.0 million contingent payment upon FDA approval of mezagitamab.

Kinnate Acquisition

As of April 2, 2025, we completed the sale of all five pipeline assets that were acquired in the acquisition of Kinnate in April 2024. We are eligible to receive up to $270.0 million in upfront and milestone payments, as well as future royalty payments at rates ranging from the low single digits to mid-teens on commercial sales. Pursuant to the terms of Kinnate Merger Agreement, holders of the Kinnate CVRs will receive 85% of the net proceeds of such payments received by us prior to April 2, 2029. Funds related to modest upfront payments were distributed to Kinnate CVR holders in July 2025.

Takeda Collaboration Agreement and Takeda Revenue Share Agreement

In March 2025, Takeda dosed the first patient in its Phase 3 clinical trial of mezagitamab (TAK-079), and we earned a $3.0 million milestone payment pursuant to the Takeda Collaboration Agreement.

In December 2025, we entered into the Takeda Revenue Share Agreement and amended the Takeda Collaboration Agreement to exchange a portion of our rights to future royalties and certain expense reimbursement on mezagitamab under the Takeda Collaboration Agreement for development and commercial milestone payments and royalties from a basket of nine development-stage assets that are held within Takeda’s portfolio.

Castle Creek Royalty Purchase Agreement

In February 2025, we contributed $5.0 million to Castle Creek’s $75.0 million syndicated royalty financing transaction led by Ligand. Through this transaction, we acquired a royalty interest in D-Fi (FCX-007), a Phase 3 asset being developed by Castle Creek. D-Fi is being studied in DEB, a rare progressive and debilitating skin disorder. D-Fi has been granted Orphan Drug Designation for the treatment of DEB, as well as Rare Pediatric Disease, Fast Track, and Regenerative Medicine Advanced Therapy designations by the FDA.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with GAAP requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenues, income and expenses, and related disclosures of contingent assets and liabilities. We routinely evaluate our estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying values of assets and liabilities and the reported amounts of revenues, income, and expenses that are not readily apparent from other sources. Actual results may differ from those estimates under different assumptions and conditions.

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

Purchase of Rights to Future Milestones, Royalties and Commercial Payments

We have purchased rights to receive a portion of certain future developmental, regulatory and commercial sales milestone payments, royalties and option fees on sales of products currently in clinical development or recently commercialized. We acquire such rights from various entities and record the amount paid for these rights as long-term royalty receivables. Agreements to purchase such rights do not have contractual terms typical of loans (such as contractual principal and interest amounts). As U.S. GAAP does not provide specific authoritative guidance covering such agreements, we have analogized and accounted for the purchased rights as a financial asset in accordance with ASC 310 as we believe our contractual rights to cash flows most closely resemble that of loans (see Note 4 to the consolidated financial statements).

Royalty and Commercial Payment Receivables (Cost Recovery Method)

We account for milestone and royalty rights related to developmental pipeline or recently commercialized products on a non-accrual basis using the cost recovery method for products where we are not able to reliably estimate the timing and amount of future cash flows. Our developmental pipeline products are non-commercial, non-approved products that require FDA or other regulatory approval and, thus, have uncertain cash flows. As of December 31, 2025, the Company is unable to reliably estimate the timing and/or amount of future cash flows associated with certain commercial product receivables and thus accounts for them under the cost recovery method. The carrying values of receivables for commercial and non-commercial products are classified as current receivables based on whether payments to be received in the near term are presumed to become probable and reasonably estimable. Under the cost recovery method, any milestone, royalty, or other payment received is recorded as a direct reduction of the recorded purchased receivable balance. When the recorded purchased receivable balance has been fully collected, any additional amounts collected will be recognized as income from purchased receivables under the cost recovery method.

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

Allowance for Current Expected Credit Losses

We review our allowance for current expected credit losses on a quarterly basis based on updates from our partners, press releases and other publicly disclosed information on the status of clinical trials. Our current expected credit losses are based on an estimate of discounted future cash flows for our purchased receivables, which relies on assumptions including probability of technical success and discount rate. Changes to these assumptions could have a material impact on our financial statements.

Intangible Assets

Our intangible assets consist of IP from the acquisition of Pulmokine, the contract-based BioInvent intangible asset, and IP from the acquisition of LAVA. Intangible assets are amortized based on our best estimate of the distribution of the economic value of the respective intangible assets, which is generally the expected regulatory exclusivity. We review our intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparison of the carrying amount of an asset group to the future net undiscounted cash flows that the assets are expected to generate. If the carrying amount of an asset group exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset group exceeds the fair value of the asset group.

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

Results of Operations

Income and Revenues

Total income and revenues for the years ended December 31, 2025 and 2024, were as follows (in thousands):

	Year Ended
	December 31,
	2025	2024	Change
Income from purchased receivables under the EIR method	$26,745	$15,066	$11,679
Income from purchased receivables under the cost recovery method	13,744	3,201	10,543
Revenue from contracts with customers	10,350	6,650	3,700
Revenue recognized under units-of-revenue method	1,310	3,570	(2,260)
Total income and revenues	$52,149	$28,487	$23,662

Income from Purchased Receivables under the EIR Method and Cost Recovery Method

The following table summarizes income recognized from purchased receivables under the EIR method and cost recovery method during the years ended December 31, 2025 and 2024 (in thousands):

	Year Ended December 31,
	2025	2024	Change
Affitech (VABYSMO)	$23,957	$14,800	$9,157
Aptevo (IXINITY)	989	266	723
LadRx (MIPLYFFA)	1,799	—	1,799
Total income from purchased receivables under the EIR method	$26,745	$15,066	$11,679

Viracta (OJEMDA)	$13,716	$3,201	$10,515
Talphera (DSUVIA)	28	—	28
Total income from purchased receivables under the cost recovery method	$13,744	$3,201	$10,543

Income from purchased receivables under the EIR method for the year ended December 31, 2025, included estimated income under the EIR method related to sales of VABYSMO of $24.0 million, sales of MIPLYFFA of $1.8 million, and sales of IXINITY of $1.0 million. Income from purchased receivables under the EIR method for the year ended December 31, 2024, included estimated income under the EIR method related to sales of VABYSMO of $14.8 million and sales of IXINITY of $0.3 million. We expect income related to VABYSMO to increase in future periods based on projected sales estimates; however, the increase in income may not be at the same rate as the increase from 2024 to 2025. We expected income related to MIPLYFFA to increase in future periods based on projected sales estimates.

Income from purchased receivables under the cost recovery method for the year ended December 31, 2025, included $13.7 million for OJEMDA, including a one-time $4.0 million milestone payment related to Day One’s MAA filing with the EMA, a $2.0 million milestone payment related to Day One’s NDA filing in Japan, and $7.7 million in royalties. Income from purchased receivables under the cost recovery method for the year ended December 31, 2024, included $2.7 million in estimated income under the cost recovery method related to sales of OJEMDA and $0.5 million related to a milestone payment under the Viracta RPA. OJEMDA was launched in the second quarter of 2024, and we expect income from related royalties to increase in future periods based on projections reported by Day One.

Revenue from Contracts with Customers

Revenue from contracts with customers includes upfront fees, annual license fees and milestone payments related to the out-licensing of our legacy product candidates and technologies. Revenue from contracts with customers for the year ended December 31, 2025, primarily included a milestone payment of $5.0 million pursuant to our Rezolute License

Agreement, $4.1 million pursuant to the Takeda Collaboration Agreement, including $3.0 million from a milestone payment and $1.1 million in other revenue, and $1.3 million in other milestone payments. Revenue from contracts with customers for the year ended December 31, 2024, primarily included a milestone payment of $5.0 million pursuant to our license agreement with Rezolute, a $0.5 million option fee under our license agreement with Alexion, and a milestone payment of $1.0 million pursuant to a license agreement with an undisclosed licensee.

Revenue Recognized under Units-of-Revenue Method

Revenue recognized under the units-of-revenue method includes the amortization of unearned revenue from the sale of royalty interests to HCRP in 2016. Changes in revenues recognized in each year presented are related to the changes in estimated royalties received by HCRP.

R&D Expenses

Total research and development expenses for the years ended December 31, 2025 and 2024, were as follows (in thousands):

	Year Ended
	December 31,
	2025	2024	Change
Research and development	$1,712	$2,875	$(1,163)

R&D expense was $1.7 million for the year ended December 31, 2025, compared with $2.9 million for the year ended December 31, 2024. The decrease of $1.2 million was primarily due to a decrease of $2.4 million in clinical trial costs related to the wind-down activities of KIN-3248 subsequent to our acquisition of Kinnate in April 2024, partially offset by increases of $1.0 million in pass-through license fees reimbursed through a license agreement and $0.3 million related to our wind-down activities of HilleVax. We may incur increased R&D costs associated with our contemplated acquisitions.

G&A Expenses

Total general and administrative expenses for the years ended December 31, 2025 and 2024, were as follows (in thousands):

	Year Ended
	December 31,
	2025	2024	Change
General and administrative	$36,092	$34,478	$1,614

G&A expenses include salaries and related personnel costs, professional fees, and facilities costs. For the year ended December 31, 2025, G&A expenses were $36.1 million, compared with $34.5 million for the year ended December 31, 2024. The increase of $1.6 million was primarily due to an increase in business development and deal-related costs of $3.7 million, an increase in lease costs of $1.0 million primarily related to the HilleVax acquisition, partially offset by $3.6 million in costs related to exit packages for Kinnate senior leadership in 2024 and a decrease of $1.0 million in share-based compensation.

G&A expenses for the year ended December 31, 2025 also include an increase of approximately $1.1 million associated with ongoing litigation initiated by us against Janssen asserting claims for breach of contract and unjust enrichment arising from Janssen's unauthorized use of our intellectual property in the commercialization of TREMFYA (guselkumab). We expect to continue to incur legal fees and other professional service costs associated with pursuing this litigation. Litigation is inherently uncertain, and there can be no assurance regarding the outcome of the matter or the timing or amount of any potential recovery.

G&A expenses included non-cash share-based compensation expenses of $9.3 million and $10.3 million for the years ended December 31, 2025 and 2024, respectively.

Credit Losses on Purchased Receivables

There were no credit losses on purchased receivables for the year ended December 31, 2025.

Credit losses on purchased receivables were $30.9 million for the year ended December 31, 2024, and consisted of $9.0 million related to our Aronora RPA in the second quarter of 2024, $14.0 million related to our Agenus RPA in the third quarter of 2024, and $7.9 million related to our Talphera CPPA in the fourth quarter of 2024.

Other Income (Expense), Net

Interest Expense

Interest expense includes the accretion of debt discount and debt issuance costs. Interest expense for the years ended December 31, 2025 and 2024, was as follows (in thousands):

	Year Ended
	December 31,
	2025	2024	Change
Accrued interest expense	$11,644	$12,490	$(846)
Accretion of debt discount and debt issuance costs	1,387	1,350	37
Total interest expense	$13,031	$13,840	$(809)

Interest expense incurred for the years ended December 31, 2025 and 2024, was related to our Blue Owl Loan. The decrease for the year ended December 31, 2025, was due to a decrease in the principal balance.

Gains on Acquisitions

During the year ended December 31, 2025, we recognized a gain on acquisition of HilleVax of $17.9 million, a gain on acquisition of Turnstone of $1.8 million, a gain on acquisition of Mural of $3.2 million, and a reduction to the gains on acquisitions of $1.7 million to remove a previously recognized prepaid asset for the Kinnate acquisition that occurred in the quarter ended June 30, 2024.

Change in Fair Value of Embedded Derivative Related to RPA

Throughout the year ended December 31, 2025, the estimated fair value of embedded derivatives related to RPA remained negligible. During the year ended December 31, 2024, we recognized an $8.1 million change in fair value of an embedded derivative related to RPA associated with a payment of $8.1 million for the sale of a priority review voucher by Day One, which we earned pursuant to the Viracta RPA.

Other Income, Net

Other income, net for the years ended December 31, 2025 and 2024, was as follows (in thousands):

	Year Ended
	December 31,
	2025	2024	Change
Other income, net
Gain on sale of equity securities	$3,663	$—	$3,663
Investment income	3,470	6,493	(3,023)
Arranger fee from ESSA transaction	3,000	—	3,000
Sublease income	840	272	568
Unrealized gain from change in fair value of equity securities	90	131	(41)
Other miscellaneous income, net	1,175	25	1,150
Total other income, net	$12,238	$6,921	$5,317

During the year ended December 31, 2025, we recognized a gain of $3.7 million from the sale of equity securities.

The decrease of $3.0 million in investment income for the year ended December 31, 2025, as compared to 2024 was due to lower cash balances.

For the year ended December 31, 2025, the increase in other miscellaneous income, net was primarily due to $0.7 million from the HilleVax final net cash reconciliation and $0.5 million in upfront fees in connection with the sale of the legacy Kinnate assets in the second quarter of 2025, net of $0.6 million of related distributions to Kinnate CVR holders.

Income Taxes Benefit (Expense)

We recorded income tax expense of approximately $0.1 million for the year ended December 31, 2025, primarily related to the recognition of a deferred tax liability associated with the acquisitions of HilleVax and LAVA, reflecting expected withholding taxes on the anticipated repatriation of earnings from the Company’s Swiss and Australian subsidiaries. This compares to an income tax benefit of $5.7 million for the year ended December 31, 2024, primarily related to the release of valuation allowance resulting from the deferred tax liability recorded on intangible assets acquired in the Pulmokine acquisition. We continue to maintain a full valuation allowance against our net deferred tax assets. We had a total of $5.9 million of gross unrecognized tax benefits as of December 31, 2025, none of which would impact our effective tax rate to the extent that we continue to maintain a full valuation allowance against our deferred tax assets. We do not expect our unrecognized tax benefits to change significantly over the next twelve months.

Liquidity and Capital Resources

Our cash and cash equivalents, restricted cash, and cash flow activities as of and for each of the years presented were as follows (in thousands):

	December 31,	December 31,
	2025	2024	Change
Cash and cash equivalents	$82,908	$101,654	$(18,746)
Short-term restricted cash	$5,441	$1,330	$4,111
Long-term restricted cash	$45,361	$3,432	$41,929
Net increase in cash, cash equivalents, and restricted cash			$27,294

The decrease in cash and cash equivalents of $18.7 million from December 31, 2024 to December 31, 2025 was primarily driven by $50.5 million of cash received from our purchased receivables and contracts with customers offset by $22.5 million in principal and interest payments for the Blue Owl Loan, $20.7 million purchase of BioInvent intangible asset, $16.0 million repurchase of common stock, and $8.0 million in payments related to RPAs. The increase of $46.0 million in restricted cash from December 31, 2024 to December 31, 2025 was primarily due to additions of $51.4 million of restricted cash acquired from the various acquisitions during the year, net of restricted cash changes related to the Blue Owl Loan and payments on the Boston Lease.

	Year Ended
	December 31,
	2025	2024	Change
Net cash provided by (used in) operating activities	$2,871	$(13,748)	$16,619
Net cash provided by (used in) investing activities	50,886	(28,259)	79,145
Net cash used in financing activities	(26,463)	(11,127)	(15,336)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$27,294	$(53,134)	$80,428

Net cash provided by operating activities was $2.9 million for the year ended December 31, 2025, compared with net cash used in operating activities of 13.7 million for the year ended December 31, 2024. The change was primarily driven by cash receipts during the year (see further details in the Capital Resources section below).

Net cash provided by investing activities was $50.9 million for the year ended December 31, 2025, compared with net cash used in investing activities of $28.3 million for the year ended December 31, 2024. The difference was primarily driven by the net cash acquired in the HilleVax acquisition of $46.4 million, net cash acquired in the LAVA acquisition of $15.3 million, the sale of equity securities for $7.0 million, net cash acquired in the Mural acquisition of $4.5 million, cash receipts from royalty and commercial payments of $3.3 million, and net cash acquired in the Turnstone acquisition of $3.9 million, partially offset by the payment for the BioInvent contract-based intangible asset of $20.7 million, payments related to the Castle Creek royalty financing of $5.0 million, and payments of contingent consideration under RPAs, CPPAs, and PIPAs of $3.0 million.

Net cash used in financing activities for the year ended December 31, 2025 was $26.5 million, compared with $11.1 million for the year ended December 31, 2024. The difference was primarily due to repurchases of common stock of $16.0 million, principal repayments on our Blue Owl Loan of $10.6 million (compared with $6.9 million in principal repayments in the year ended December 31, 2024), partially offset by net proceeds from issuances of Series B Preferred Stock of $4.0 million.

Capital Resources

We have historically financed our operations and acquisitions through debt facilities, the issuance of our common stock, Series A and Series B Preferred Stock, and amounts received as milestone payments under our license agreements. Cash received from commercial payments related to sales of VABYSMO will be used to pay down the principal amount and interest due on our Blue Owl Loan until the loan is repaid in full. We also receive cash payments from our purchased receivables, and these receipts have been increasing in recent years as our portfolio matures. Below is a summary of the cash received from our purchased receivables and contracts with customers for the years ended December 31, 2025 and 2024 (in thousands):

	Year Ended
	December 31,
	2025	2024
Royalties and commercial payments
VABYSMO	$22,507	$16,888
OJEMDA	6,404	1,413
MIPLYFFA	2,884	—
IXINITY	1,724	1,613
OTHER	32	97
Total royalties and commercial payments	33,551	20,011
Other receipts from purchased receivables	6,000	19,250
Receipts from contracts with customers	10,900	7,100
Total cash receipts	$50,451	$46,361

We have historically incurred significant operating losses and as of December 31, 2025, we had an accumulated deficit of $1.2 billion. As of December 31, 2025, we had $82.9 million in unrestricted cash and cash equivalents and $50.8 million in restricted cash. Based on our current cash balance and our planned discretionary spending, such as royalty or other acquisitions, we believe that our current financial resources are sufficient to fund our planned operations, commitments, and contractual obligations for a period of at least one year following the filing date of this Annual Report.

The generation of future income and revenue related to royalties and milestone payments is dependent on the achievement of product sales or milestones by our existing partners. Milestone payments earned in prior periods are not indicative of anticipated milestone payments in future periods. We may seek additional capital through our 2025 Common Stock ATM Agreement or our 2025 Series B Preferred Stock ATM Agreement (see Note 14 to the consolidated financial statements), or through other public or private debt or equity transactions. Our ability to raise additional capital in the equity and debt markets, should we choose to do so, is dependent on a number of factors, including, but not limited to, the market demand for our common and preferred stock, which are subject to a number of development and business risks and uncertainties, our creditworthiness and whether were are able to raise such additional capital at a price or on terms that are favorable to us, if at all. If we are unable to raise additional funds when we need them, our business and operations may be adversely affected.

Material Cash Requirements

Our material cash requirements in the short and long term consist of the following:

Operating Expenditures: Our primary uses of cash for our operating expenses include employee and related costs, consultant fees to support our administrative and business development efforts, legal and accounting fees, insurance costs, and costs associated with our investor relations and IT services.

To support our royalty aggregator business model, we engage third parties to assist in the evaluation of potential acquisitions of milestone payments and royalty streams. Additional operating expenses, including consulting and legal costs, may continue to increase in 2026 in response to an anticipated increase in the volume of royalty or acquisition targets evaluated or completed.

We have an operating lease for our headquarters in Emeryville, California that expires in April 2029. As of December 31, 2025, we expect to incur incremental undiscounted costs of $0.3 million associated with our building lease.

In September 2025, as part of the HilleVax acquisition, we acquired the Boston Lease that expires on December 31, 2032. Of the total cash we received in the HilleVax acquisition, a corresponding $40.7 million was reserved as of December 31, 2025, to pay the future Boston Lease obligations. As of December 31, 2025, undiscounted lease payments of $28.7 million were reserved as part of the restricted cash held for Boston Lease payments. If the Boston Lease is terminated, assigned, or subleased within twelve months of the HilleVax Merger Closing Date, 100% of the amount received from any subtenant will be distributed to CVR holders. If the Boston Lease is terminated, assigned, or subleased after twelve months of the HilleVax Merger Closing Date, 90% of the applicable receipts will be distributed to CVR holders.

Stock Repurchase Program: On January 2, 2024, our Board authorized our stock repurchase program, which permits us to purchase up to $50.0 million of our common stock through January 2027. During the year ended December 31, 2025, we repurchased a total of 648,048 shares of common stock pursuant to the stock repurchase program for $16.0 million. Our repurchases exceeded the $1.0 million annual de minimis threshold established by Internal Revenue Code Section 4501, resulting in a 1% excise tax of $68,000 for the year ended December 31, 2025, related to stock repurchases. The excise tax was recorded as a non-cash reduction to stockholders’ equity and did not impact our net income or operating cash flows. As of December 31, 2025, we repurchased a total of 648,708 shares of common stock pursuant to the stock repurchase program for $16.1 million.

Cash-Out Arrangement: On October 13, 2025, the compensation committee of the Board approved a cash-out arrangement for certain stock options held by Thomas Burns, our former Chief Financial Officer. In January 2026, we announced Mr. Burns’ resignation, following which the Cash-Out Agreement was terminated and no cash was disbursed.

Long-Term Debt: Under the Blue Owl Loan Agreement, the outstanding principal balance bears interest at an annual rate of 9.875%. XRL began making payments of interest under the Blue Owl Loan Agreement semi-annually in March 2024 using the royalties received on worldwide net sales of VABYSMO, pursuant to the Affitech CPPA. On each interest payment date, any shortfall in interest payment will be paid from the interest reserve, any uncured shortfall in interest payment that exceeds the interest reserve will increase the outstanding principal amount of the loan, and any royalty payments in excess of accrued interest on the loan will be used to repay the principal of the loan until the balance is fully repaid. As of December 31, 2025, XRL held restricted cash of $2.2 million in reserve accounts that may only be used to pay interest and administrative fees and XRL’s operating expenses pursuant to the Blue Owl Loan Agreement. As of December 31, 2025, the current and non-current portion of the initial term loan was $12.5 million and $96.5 million, respectively, and $2.0 million of the restricted cash was classified as non-current.

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

In addition, we have potential sales-based milestone payments that may become due under our agreement with Kuros. All of these milestones and royalty payments represent a portion of the funds we may receive in the future pursuant to this agreement, and therefore we expect these payments to be fully funded by the related royalty or commercial payment receipts.

Collaborative Agreements, Royalties and Milestone Payments: We may need to make potential future milestone payments and pay legal fees to third parties as part of our licensing and development programs. Payments under these agreements become due and payable only upon the achievement of certain developmental, regulatory, and commercial milestones by our licensees. Because it is uncertain if and when these milestones will be achieved, such contingencies, aggregating up to $12.1 million (assuming one product per contract meets all milestone events) have not been recorded on our consolidated balance sheet as of December 31, 2025, including the $10.0 million BioInvent contingent consideration. We are unable to determine precisely when and if our payment obligations under the agreements will become due as these obligations are based on milestone events, the achievement of which is subject to a significant number of risks and uncertainties. We expect all payments due to be funded by a portion of the related milestone or royalty revenue we receive or we expect these payments to be reimbursed by our licensees.

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

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer (our Principal Executive Officer) and our Chief Financial Officer (our Principal Financial and Accounting Officer), we conducted an evaluation of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this Annual Report. Our disclosure controls and procedures are intended to help ensure that the information we are required to disclose in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Annual Report.

Management’s Report on Internal Control Over Financial Reporting

Management, including our Chief Executive Officer and our Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). The Company’s internal control system is designed to provide reasonable assurance to our management and Board regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the U.S.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013 Framework). Based on this assessment, management concluded that, as of December 31, 2025, our internal control over financial reporting was effective.

This Annual Report does not include an attestation report from our registered public accounting firm regarding our internal control over financial reporting due to an exemption for “non-accelerated filers.”

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the fiscal quarter ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. OTHER INFORMATION

(b) Trading Plans

During the fiscal quarter ended December 31, 2025, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (in each case, as defined in Item 408(a) of Regulation S-K), except as described below.

On December 22, 2025, Thomas Burns, our former Chief Financial Officer, terminated a trading plan intended to satisfy Rule 10b5-1(c) under the Exchange Act to sell up to 142,278 shares of our common stock between January 15, 2026 through February 11, 2027, subject to certain conditions.

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this Item will be included in our proxy statement for the 2026 Annual Meeting of Stockholders (“2026 Proxy Statement”), under the sections labeled “Election of Directors,” “Information about our Executive Officers,” “Board Matters,” “Insider Trading Policy and Prohibitions on Derivatives, Hedging, Monetization and Other Transactions” and, as applicable, “Delinquent Section 16(a) Reports” and is incorporated by reference. The 2026 Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year to which this Annual Report relates.

Code of Ethics

The Company has adopted a Code of Ethics that applies to all of our employees, officers and directors including the Chief Executive Officer (principal executive officer) and the Chief Financial Officer (principal financial and principal accounting officer), or persons performing similar functions. Our Code of Ethics is posted on the Company’s website at https://investors.xoma.com/corporate-governance. We intend to satisfy the applicable disclosure requirements regarding amendments to certain provisions of the Code of Ethics, or waivers of the Code of Ethics granted to executive officers and directors, by posting such information on our website within four business days following the date of the amendment or waiver.

Item 11. EXECUTIVE COMPENSATION

Information required by this Item will be included in our 2026 Proxy Statement under the sections labeled “Compensation of Executive Officers,” “Compensation of Directors,” and “Compensation Committee Interlocks” and is incorporated by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this Item will be included in our 2026 Proxy Statement under the sections labeled “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance under Equity Compensation Plans” and is incorporated by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this Item will be included in our 2026 Proxy Statement under the sections labeled “Board Matters” and “Transactions with Related Persons” and is incorporated by reference.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this Item will be included in our 2026 Proxy Statement under the section labeled “Ratification of the Selection of the Independent Registered Public Accounting Firm” and is incorporated by reference.

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

		Incorporation By Reference
Exhibit
Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

2.1	Agreement and Plan of Merger between the Company, Kinnate and Merger Sub, dated February 16, 2024	8-K	001-39801	2.1	02/16/2024

2.2	Contingent Value Rights Agreement, dated April 3, 2024, by and between the Company, XRA 1 Corp., Broadridge Corporate Issuer Solutions, LLC and Fortis Advisors LLC	8-K	001-39801	2.2	04/03/2024

2.3	Plan of Conversion of the Company	8-K	001-39801	2.1	05/30/2025

2.4	Agreement and Plan of Merger, dated June 26, 2025, by and among the Company, Turnstone Biologics Corp. and XRA 3 Corp.	8-K	001-39801	2.1	08/15/2025

2.5	Contingent Value Rights Agreement, dated August 11, 2025, by and among the Company, Broadridge Corporate Issuer Solutions, LLC and WT Representative LLC	8-K	001-39801	2.2	08/15/2025

2.6	Agreement and Plan of Merger, dated August 4, 2025, by and among the Company, HilleVax, Inc. and XRA 4 Corp.	8-K	001-39801	2.1	09/23/2025

2.7	Contingent Value Rights Agreement, dated September 17, 2025, by and among the Company, XRA 4 Corp., Broadridge Corporate Issuer Solutions, LLC and Dr. Robert Hershberg, solely in his capacity as the initial representative, agent and attorney-in-fact of the Holders	8-K	001-39801	2.2	09/23/2025

2.8	Share Purchase Agreement, by and among the Company and LAVA Therapeutics N.V., dated August 3, 2025	8-K	001-39801	2.1	11/21/2025

2.9	Amendment to Share Purchase Agreement, by and among the Company and LAVA Therapeutics N.V., dated October 17, 2025	8-K	001-39801	2.2	11/21/2025

2.10	Form of Contingent Value Rights Agreement	8-K	001-39801	2.3	11/21/2025

2.11	Transaction Agreement, by and among the Company, XRA 5 Corp. and Mural Oncology plc, dated August 20, 2025	8-K	001-39801	2.1	12/05/2025

2.12	Agreement and Plan of Merger, dated December 15, 2025, by and among the Company, Generation Bio Co. and XRA 7 Corp.	8-K	001-39801	2.1	02/09/2026

		Incorporation By Reference
Exhibit
Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

2.13	Contingent Value Rights Agreement, dated February 9, 2026, by and among the Company, XRA 7 Corp., and Broadridge Corporate Issuer Solutions, LLC.	8-K	001-39801	2.2	02/09/2026

3.1	Articles of Incorporation of the Company	8-K	001-39801	3.1	05/30/2025

3.2	Certificate of Designation of Series X Convertible Preferred Stock	10-Q	001-39801	3.2	08/13/2025

3.3	Certificate of Designation of 8.625% Series A Cumulative Perpetual Preferred Stock	10-Q	001-39801	3.3	08/13/2025

3.4	Certificate of Designation of 8.375% Series B Cumulative Perpetual Preferred Stock	10-Q	001-39801	3.4	08/13/2025

3.5	Certificate of Correction, dated September 23, 2025, to the Certificate of Designation of 8.375% Series B Cumulative Perpetual Preferred Stock	8-K	001-39801	3.1	09/26/2025

3.6	Bylaws of the Company	8-K	001-39801	3.2	05/30/2025

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, 3.5, and 3.6

4.2	Deposit Agreement, dated effective April 9, 2021, by and among the Company, American Stock Transfer & Trust Company, LLC, as depositary, and the holders of the depositary receipts issued thereunder	8-K	001-39801	4.1	04/08/2021

4.3	Form of Warrants (May 2018 Warrants)	10-Q	000-14710	4.6	08/07/2018

4.4	Form of Warrants (March 2019 Warrants)	10-Q	000-14710	4.7	05/06/2019

4.5	Form of Warrant (December 2023) ($35.00 Exercise Price)	8-K	001-39801	4.1	12/19/2023

4.6	Form of Warrant (December 2023) ($42.50 Exercise Price)	8-K	001-39801	4.2	12/19/2023

4.7	Form of Warrant (December 2023) ($50.00 Exercise Price)	8-K	001-39801	4.3	12/19/2023

4.8	Form of Indenture	S-3	333-277794	4.6	03/08/2024

4.9+	Description of Registrant’s Securities

10.1*	Amended and Restated 2010 Long Term Incentive and Stock Award Plan	8-K	001-39801	10.1	05/30/2025

		Incorporation By Reference
Exhibit
Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

10.2*	Form of Stock Option Agreement for Amended and Restated 2010 Long Term Incentive and Stock Award Plan	10-K	000-14710	10.6A	03/14/2012

10.3*	Form of Performance Stock Unit Agreement under the Amended and Restated 2010 Long Term Incentive and Stock Award Plan	8-K	001-39801	10.1	05/18/2023

10.4*	2016 Non-Equity Incentive Compensation Plan	10-Q	000-14710	10.1	05/04/2016

10.5*	Amended 2015 Employee Share Purchase Plan	8-K	000-14710	10.2	05/24/2017

10.6*	Form of Subscription Agreement and Authorization of Deduction under the 2015 Employee Stock Purchase Plan	S-8	333-204367	99.2	05/21/2015

10.7*	Officer Employment Agreement, dated August 7, 2017, between the Company and Thomas Burns	10-Q	000-14710	10.8	11/06/2017

10.8#*	Letter Amendment to Officer Employment Agreement dated April 1, 2022, between the Company and Thomas Burns	10-Q	001-39801	10.2	05/05/2022

10.9#*	Letter Amendment to Officer Employment Agreement dated November 1, 2022, between the Company and Thomas Burns	10-K	001-39801	10.10	03/09/2023

10.10+*	Separation and Consulting Agreement, dated January 15, 2026, between the Company and Thomas Burns

10.11*	Form of Indemnity Agreement for Directors and Officers	10-Q	001-39801	10.2	08/13/2025

10.12#*	The Retention and Severance Plan, dated March 31, 2022	10-Q	001-39801	10.1	05/05/2022

10.13#*	The Amended Retention and Severance Plan, dated October 25, 2022	10-K	001-39801	10.14	03/09/2023

10.14*	Officer Employment Agreement, dated January 3, 2023, between the Company and Owen Hughes	10-K	001-39801	10.15	03/09/2023

10.15*	Amended and Restated Officer Employment Agreement, dated January 8, 2024, between the Company and Owen Hughes	10-K	001-39801	10.16	3/8/2024

		Incorporation By Reference
Exhibit
Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

10.16*	Officer Employment Agreement, dated January 3, 2023, between the Company and Bradley Sitko	10-K	001-39801	10.16	03/09/2023

10.17+*	Officer Employment Agreement, dated January 12, 2026, between the Company and Jeffrey Trigilio

10.18*	Inducement Stock Option Agreement, by and between the Company and Owen Hughes	S-8	333-269459	99.2	01/30/2023

10.19*	Inducement Stock Option Agreement, by and between the Company and Owen Hughes	S-8	333-269459	99.3	01/30/2023

10.20*	Inducement Stock Option Agreement, by and between the Company and Bradley Sitko	S-8	333-269459	99.4	01/30/2023

10.21*	Inducement Stock Option Agreement, by and between the Company and Bradley Sitko	S-8	333-269459	99.5	01/30/2023

10.22†	License Agreement, dated December 6, 2017, between XOMA (US) LLC and Rezolute, Inc. (formerly AntriaBio)	10-K	000-14710	10.66	03/07/2018

10.23†	Amendment No. 1, dated March 30, 2018, to the License Agreement, dated December 6, 2017, between XOMA (US) LLC and Rezolute, Inc. (formerly AntriaBio, Inc.)	10-Q	000-14710	10.1	05/09/2018

10.24†	Amendment No. 2, dated January 7, 2019, to the License Agreement, dated December 6, 2017, between XOMA (US) LLC and Rezolute, Inc. (formerly AntriaBio)	10-K	000-14710	10.71	03/07/2019

10.25	Amendment No. 3, dated March 31, 2020, to the License Agreement, dated December 6, 2017, between XOMA (US) LLC and Rezolute, Inc. (formerly AntriaBio)	10-Q	000-14710	10.2	05/05/2020

10.26#	Commercial Payment Purchase Agreement, dated October 6, 2021, by and among XOMA (US) LLC and Affitech Research AS	10-K	001-39801	10.48	03/08/2021

10.27#	Royalty Purchase Agreement dated March 22, 2021 between XOMA (US) LLC and Viracta Therapeutics, Inc.	10-Q	001-39801	10.1	05/06/2021

10.28	Amendment No. 1, dated March 4, 2024, to the Royalty Purchase Agreement dated March 22, 2021 between XOMA (US) LLC and Viracta Therapeutics, Inc.	10-K	001-39801	10.30	03/17/2025

		Incorporation By Reference
Exhibit
Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

10.29#	Assignment and Assumption Agreement, dated as of June 21, 2023, by and between XOMA (US) LLC and LadRx Corporation	10-Q	001-39801	10.3	08/08/2023

10.30#	Royalty Purchase Agreement, dated as of June 21, 2023, by and between XOMA (US) LLC and LadRx Corporation	10-Q	001-39801	10.4	08/08/2023

10.31	Amendment No. 1, dated June 3, 2024, to the Royalty Purchase Agreement, dated as of June 21, 2023, by and between XOMA (US) LLC and LadRx Corporation	10-K	001-39801	10.34	03/17/2025

10.32#	Loan Agreement dated December 15, 2023, between XRL 1 LLC, the lenders from time to time party thereto and Blue Owl Capital Corporation	10-K	001-39801	10.63	03/08/2024

10.33#	Sale, Contribution and Servicing Agreement dated as of December 15, 2023 by and among XOMA (US) LLC, as Seller, and solely for purposes of Section 2.03 and Section 4.03(b)(ii) therein, the Company, as Parent, on the one hand and XRL 1 LLC, as Purchaser, on the other hand	10-K	001-39801	10.64	03/08/2024

10.34#	Office Lease dated June 27, 2023 between KBSIII Towers at Emeryville, LLC and XOMA (US) LLC	10-K	001-39801	10.65	03/08/2024

10.35#	Net Office Lease dated August 5, 2021 between Presidio Trust and Kinnate Biopharma Inc.	10-Q	001-39801	10.1	08/13/2024

10.36#	Letter Agreement dated August 26, 2021 between Presidio Trust and Kinnate Biopharma Inc.	10-Q	001-39801	10.2	08/13/2024

10.37#	Landlord Consent to Assignment and Assumption of Lease dated February 1, 2024 by and among Presidio Trust, Kinnate Biopharma Inc., and Eventbrite, Inc.	10-Q	001-39801	10.3	08/13/2024

10.38	Sales Agreement, dated October 3, 2025, by and between the Company and Leerink Partners LLC	8-K	001-39801	1.1	10/03/2025

10.39	Sales Agreement, dated October 3, 2025, by and between the Company and H.C. Wainwright & Co., LLC	8-K	001-39801	1.2	10/03/2025

Incorporation By Reference
Exhibit
Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

19.1	Insider Trading Policy	10-K	001-39801	19.1	03/17/2025

21.1+	Subsidiaries of the Company

23.1+	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm

24.1+	Power of Attorney (included on the signature page of this report)

31.1+	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

31.2+	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

32.1(1)	Certifications of Chief Executive Officer and Chief Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. §1350

97	Incentive Compensation Clawback Policy	10-K	001-39801	97	03/08/2024

101.INS+	Inline XBRL Instance Document

101.SCH+	Inline XBRL Taxonomy Extension Schema Document

101.CAL+	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF+	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB+	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE+	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Item 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 18th day of March 2026.

XOMA Royalty Corporation

By:	/s/ OWEN HUGHES
Owen Hughes
Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Owen Hughes and Jeffrey Trigilio, and each of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution for him or her and in his or her name, place, and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the SEC, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, and any of them or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Owen Hughes	Chief Executive Officer and Director (Principal Executive Officer)	March 18, 2026
(Owen Hughes)

/s/ Jeffrey Trigilio	Chief Financial Officer	March 18, 2026
(Jeffrey Trigilio)	(Principal Financial and Principal Accounting Officer)

/s/ Jack L. Wyszomierski	Chairman of the Board	March 18, 2026
(Jack L. Wyszomierski)

/s/ Heather L. Franklin	Director	March 18, 2026
(Heather L. Franklin)

/s/ Natasha Hernday	Director	March 18, 2026
(Natasha Hernday)

/s/ Barbara Kosacz	Director	March 18, 2026
(Barbara Kosacz)

/s/ Joseph M. Limber	Director	March 18, 2026
(Joseph M. Limber)

/s/ Matthew Perry	Director	March 18, 2026
(Matthew Perry)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of XOMA Royalty Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of XOMA Royalty Corporation and subsidiaries (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income (loss), convertible preferred stock and stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2025, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

Royalty and commercial payment receivables and Income from purchased receivables under the effective interest rate (“EIR”) method — Refer to Notes 2 and 4 to the financial statements

Critical Audit Matter Description

The Company has purchased rights to receive a portion of certain future developmental, regulatory and commercial sales milestones, royalties and option fees on sales of products (“royalty and commercial payment receivables”) currently in clinical development or recently commercialized. The carrying value of the total royalty and commercial payment receivables is $83.1 million as of December 31, 2025. For the year ended December 31, 2025, the Company recognized income from purchased receivables under the EIR method of $26.7 million. As explained in Note 2 to the consolidated financial statements, the Company accounts for royalty and commercial payment receivables either on a non-accrual basis using the cost recovery method or at amortized cost under the prospective EIR method. The Company accounts for rights to future milestones, royalties, and commercial payments related to commercial products with future cash flows that can be reliably estimated under the prospective EIR method. Additionally, management assesses all royalty and commercial payment receivables for current expected credit losses at each reporting date.

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

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the evaluation of assumptions used in the Company’s estimated cash flows used for those royalty and commercial payment receivables accounted for under the EIR method, as well as the evaluation of assumptions used in the Company’s credit loss assessment of the royalty and commercial payment receivables under both the EIR and cost recovery methods, included the following, among others:

· We evaluated the methodology and completeness and accuracy of the key assumptions used by management to forecast the expected cash flows of the Company’s royalty and commercial payment receivables to assess whether those expected cash flows were reliably estimable. Our procedures included comparing past forecasts to actual results, where applicable, and comparing the expected cash flows to information from partners, third-party analyst reports or other published sales information. We compared the royalty duration utilized within the expected cash flows to the original purchase agreements and confirmed the terms of those original purchase agreements, and any subsequent amendments, with the counterparty.

· We recalculated the effective interest rate and associated income from purchase receivables under the EIR method.

· We evaluated the Company’s assessment of expected credit losses by developing an independent expectation of expected credit losses through research of third-party disclosures and clinical trial news for programs associated with the milestone and royalty rights and comparing such expectation to those included in the Company’s analysis.

· We inspected the Company’s documentation of inquiries and written correspondence to obtain program updates from the selling parties of the milestone and royalty rights throughout the year and through the Company’s reporting date and confirmed with the selling parties of the milestone and royalty rights that complete information known to the selling party regarding the associated research programs was provided timely, completely, and accurately to the Company.

/s/ Deloitte & Touche LLP

San Francisco, California

March 18, 2026

We have served as the Company's auditor since 2018.

XOMA ROYALTY CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31,	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$82,908	$101,654
Short-term restricted cash	5,441	1,330
Investment in equity securities	382	3,529
Trade and other receivables, net	4,896	1,839
Short-term royalty and commercial payment receivables under the EIR method	22,780	14,763
Short-term royalty and commercial payment receivables under the cost recovery method	—	413
Prepaid expenses and other current assets	852	2,076
Total current assets	117,259	125,604

Long-term restricted cash	45,361	3,432
Property and equipment, net	21	32
Operating lease right-of-use assets	256	319
Long-term royalty and commercial payment receivables under the EIR method	4,433	4,970
Long-term royalty and commercial payment receivables under the cost recovery method	55,888	55,936
Exarafenib milestone asset (Note 6)	3,600	3,214
Investment in warrants	697	—
Intangible assets, net	44,756	25,909
Other assets - long term	427	1,861
Total assets	$272,698	$221,277

LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,208	$1,053
Accrued and other current liabilities	9,885	5,752
Contingent consideration under RPAs, AAAs, and CPPAs	—	3,000
Operating lease liabilities	2,464	446
Unearned revenue recognized under units-of-revenue method	1,268	1,361
Preferred stock dividend accrual	1,424	1,368
Current portion of long-term debt	12,526	11,394
Contingent value rights liabilities - current portion	5,045	—
Total current liabilities	34,820	24,374
Unearned revenue recognized under units-of-revenue method – long-term	3,193	4,410
Exarafenib milestone contingent consideration (Note 6)	3,600	3,214
Long-term operating lease liabilities	20,114	483
Long-term debt	96,451	106,875
Contingent value rights liabilities – long-term	10,457	—
Deferred tax liability	103	—
Total liabilities	168,738	139,356

Commitments and Contingencies (Note 11)

Convertible preferred stock, $0.05 par value, 5,003 shares authorized, issued and outstanding as of December 31, 2025 and December 31, 2024	20,019	20,019

Stockholders’ equity:
8.625% Series A cumulative, perpetual preferred stock, $0.05 par value, 984,000 shares authorized, issued and outstanding as of December 31, 2025 and December 31, 2024	49	49
8.375% Series B cumulative, perpetual preferred stock, $0.05 par value, 3,600 shares authorized, 1,760.5 and 1,600 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	—	—
Common stock, $0.0075 par value, 277,333,332 shares authorized, 11,858,955 and 11,952,377 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	89	90
Additional paid-in capital	1,305,200	1,298,747
Accumulated other comprehensive income	53	73
Accumulated deficit	(1,221,450)	(1,237,057)
Total stockholders’ equity	83,941	61,902
Total liabilities, convertible preferred stock and stockholders’ equity	$272,698	$221,277

The accompanying notes are an integral part of these consolidated financial statements.

XOMA ROYALTY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended
	December 31,
	2025	2024
Income and revenues:
Income from purchased receivables under the EIR method	$26,745	$15,066
Income from purchased receivables under the cost recovery method	13,744	3,201
Revenue from contracts with customers	10,350	6,650
Revenue recognized under units-of-revenue method	1,310	3,570
Total income and revenues	52,149	28,487

Operating expenses:
Research and development	1,712	2,875
General and administrative	36,092	34,478
Credit losses on purchased receivables	—	30,904
Amortization of intangible assets	2,961	206
Total operating expenses	40,765	68,463

Income (loss) from operations	11,384	(39,976)

Other income (expense), net:
Gains on acquisitions	21,224	19,316
Change in fair value of embedded derivative related to RPA	—	8,100
Interest expense	(13,031)	(13,840)
Other income, net	12,238	6,921
Net income (loss) before tax	31,815	(19,479)
Income tax (expense) benefit	(103)	5,658
Net income (loss)	$31,712	$(13,821)

Net income (loss) available to (attributable to) common stockholders (Note 13):
Basic	$18,516	$(19,293)
Diluted	$26,184	$(19,293)

Net income (loss) per share available to (attributable to) common stockholders:
Basic	$1.53	$(1.65)
Diluted	$1.46	$(1.65)

Weighted-average shares used in computing net income (loss) per share available to (attributable to) common stockholders:
Basic	12,081	11,701
Diluted	17,982	11,701

The accompanying notes are an integral part of these consolidated financial statements.

XOMA ROYALTY CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Year Ended
	December 31,
	2025	2024
Net income (loss)	$31,712	$(13,821)
Net unrealized (loss) gain on available-for-sale debt securities	(20)	73
Comprehensive income (loss)	$31,692	$(13,748)

The accompanying notes are an integral part of these consolidated financial statements

XOMA ROYALTY CORPORATION

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

(in thousands)

	Convertible		Series A		Series B				Additional	Accumulated		Total
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-In	Other Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balance, December 31, 2024	5	$20,019	984	$49	2	$—	11,952	$90	$1,298,747	$73	$(1,237,057)	$61,902
Exercise of stock options	—	—	—	—	—	—	247	2	1,876	—	—	1,878
Stock-based compensation expense — equity-classified	—	—	—	—	—	—	—	—	6,816	—	—	6,816
Issuance of common stock related to 401(k) contribution and ESPP	—	—	—	—	—	—	19	—	322	—	—	322
Issuance of common stock related to RSUs	—	—	—	—	—	—	15	—	—	—	—	—
Issuance of common stock related to PSUs	—	—	—	—	—	—	265	2	(2)	—	—	—
Repurchase of common stock	—	—	—	—	—	—	(648)	(5)	—	—	(16,105)	(16,110)
Issuance of common stock under ATM, net of financing costs of $313,000	—	—	—	—	—	—	9	—	—	—	—	—
Reclassification of equity classified awards to liability classified awards	—	—	—	—	—	—	—	—	(739)	—	—	(739)
Issuance of Series B Preferred Stock under ATM, net of financing costs of $265,000	—	—	—	—	—	—	—	—	3,708	—	—	3,708
Preferred stock dividends	—	—	—	—	—	—	—	—	(5,528)	—	—	(5,528)
Net unrealized loss on available-for-sale debt securities	—	—	—	—	—	—	—	—	—	(20)	—	(20)
Net income	—	—	—	—	—	—	—	—	—	—	31,712	31,712
Balance, December 31, 2025	5	$20,019	984	$49	2	$—	11,859	$89	$1,305,200	$53	$(1,221,450)	$83,941

	Convertible		Series A		Series B				Additional	Accumulated		Total
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-In	Other Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balance, December 31, 2023	5	$20,019	984	$49	2	$—	11,495	$86	$1,291,790	$—	$(1,223,223)	$68,702
Exercise of stock options	—	—	—	—	—	—	302	2	1,830	—	—	1,832
Stock-based compensation expense — equity-classified	—	—	—	—	—	—	—	—	10,312	—	—	10,312
Issuance of common stock related to 401(k) contribution and ESPP	—	—	—	—	—	—	20	1	287	—	—	288
Issuance of common stock related to PSUs	—	—	—	—	—	—	136	1	—	—	—	1
Repurchase of common stock	—	—	—	—	—	—	(1)	—	—	—	(13)	(13)
Preferred stock dividends	—	—	—	—	—	—	—	—	(5,472)	—	—	(5,472)
Net unrealized gain on available-for-sale debt securities	—	—	—	—	—	—	—	—	—	73	—	73
Net loss	—	—	—	—	—	—	—	—	—	—	(13,821)	(13,821)
Balance, December 31, 2024	5	$20,019	984	$49	2	$—	11,952	$90	$1,298,747	$73	$(1,237,057)	$61,902

The accompanying notes are an integral part of these consolidated financial statements.

XOMA ROYALTY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$31,712	$(13,821)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Adjustment for income from EIR method purchased receivables	(5,925)	(15,066)
Stock-based compensation expense	9,273	10,312
Gains on acquisitions	(21,224)	(19,316)
Credit losses on purchased receivables	—	30,904
Gain on sale of equity securities	(3,663)	—
Income tax expense (benefit)	103	(5,658)
Common stock contribution to 401(k)	141	118
Amortization of intangible assets	2,961	206
Depreciation	11	10
Accretion of long-term debt discount and debt issuance costs	1,385	1,350
Non-cash lease expense	64	60
Change in fair value of equity securities	(90)	(131)
Change in fair value of available-for-sale debt securities classified as cash equivalents	(20)	73
Change in fair value of derivatives	(93)	—
CVR liability working capital adjustment	(394)	—
Changes in assets and liabilities:
Trade and other receivables, net	(2,426)	(835)
Prepaid expenses and other assets	3,839	302
Accounts payable and accrued liabilities	(10,597)	1,598
Operating lease liabilities	(876)	(284)
Unearned revenue recognized under units-of-revenue method	(1,310)	(3,570)
Net cash provided by (used in) operating activities	2,871	(13,748)

Cash flows from investing activities:
Net cash acquired in Kinnate acquisition	—	18,926
Net cash acquired in Turnstone acquisition	3,850	—
Net cash and restricted cash acquired in HilleVax acquisition	46,384	—
Net cash, cash equivalents, and restricted cash acquired in LAVA acquisition	15,263	—
Net cash and cash equivalents acquired in Mural acquisition	4,464	—
Payments of consideration under RPAs, AAAs, and CPPAs	(8,000)	(53,000)
Receipts under RPAs, AAAs, and CPPAs	3,300	29,248
Net payment for IP acquired under the Pulmokine Acquisition	—	(20,176)
Payment for BioInvent contract-based intangible asset	(20,725)	—
Payment of contingent consideration related to Kinnate IP asset	(550)	—
Purchase of property and equipment	—	(20)
Purchase of equity securities	(99)	(3,237)
Sale of equity securities	6,999	—
Payment to issue short-term loan to Xeno	(5,877)	—
Receipt from short-term loan repayment by Xeno	5,877	—
Net cash provided by (used in) investing activities	50,886	(28,259)

Cash flows from financing activities:
Proceeds from issuance of common stock	323	—
Proceeds from issuance of preferred stock	4,019	—
Payments of preferred and common stock issuance and financing costs	(672)	—
Principal payments – debt	(10,598)	(6,902)
Debt issuance costs and loan fees paid in connection with long-term debt	(80)	(740)
Payment of preferred stock dividends	(5,472)	(5,472)
Repurchases of common stock	(16,043)	(13)
Proceeds from exercise of options and other share-based compensation	5,046	5,214
Taxes paid related to net share settlement of equity awards	(2,986)	(3,214)
Net cash used in financing activities	(26,463)	(11,127)

Net increase (decrease) in cash, cash equivalents, and restricted cash	27,294	(53,134)
Cash, cash equivalents, and restricted cash as of the beginning of the period	106,416	159,550
Cash, cash equivalents, and restricted cash as of the end of the period	$133,710	$106,416

Supplemental cash flow information:
Cash paid for interest	$11,906	$9,985
Cash paid for taxes	$277	$—

Non-cash investing and financing activities:
Accrual of contingent value rights liability in the Turnstone acquisition	$1,110	$—
Accrual of contingent value rights liability in the HilleVax acquisition	$5,673	$—
Accrual of contingent value rights liability in the LAVA acquisition	$9,114	$—
Right-of-use assets obtained in exchange for operating lease liabilities in the HilleVax acquisition	$22,525	$—
Relative fair value basis reduction of right-of-use assets in the HilleVax acquisition	$(22,525)	$—
Transaction costs in connection with Mural acquisition included in accrued expenses	$320	$—
Excise tax accrual due to stock repurchases	$68	$—
Reclassification of equity classified awards to liabilities	$(739)	$—
Reclassification of deferred issuance cost to equity	$578	$—
Preferred stock dividend accrual	$1,424	$1,368
Estimated fair value of the Exarafenib milestone asset	$—	$2,922
Estimated fair value of the Exarafenib milestone contingent consideration	$—	$(2,922)
Right-of-use assets obtained in exchange for operating lease liabilities in the Kinnate acquisition	$—	$824
Relative fair value basis reduction of rights-of-use assets in the Kinnate acquisition	$—	$(824)
Accrual of contingent consideration under the Affitech CPPA	$—	$3,000
Accrual of contingent consideration under the LadRx AAA	$—	$1,000

The accompanying notes are an integral part of these consolidated financial statements.

XOMA Royalty Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business

XOMA Royalty Corporation, a Nevada corporation, is a royalty aggregator with a sizable portfolio of economic rights to future potential milestone and royalty payments associated with commercial and pre-commercial therapeutic candidates. The Company was reincorporated from Delaware to Nevada in May 2025. The Company’s portfolio was built through the acquisition of rights to future milestone payments, royalties and commercial payments, since its royalty aggregator business model was implemented in 2017. These acquisitions build upon out-licensing agreements for proprietary products and platforms held within the Company’s portfolio. The Company’s drug royalty aggregator business is primarily focused on acquisition of early to mid-stage clinical assets in Phase 1 and 2 development, which the Company believes have significant commercial sales potential and that are licensed to well-funded partners with established expertise in developing and commercializing drugs. The Company also acquires milestone and royalty revenue streams on late-stage or commercial assets that are designed to address unmet markets or have a therapeutic advantage over other treatment options, and have long duration of market exclusivity. The Company expects most of its future income and revenue to be based on payments the Company may receive for milestones and royalties associated with these assets as well as the periodic recognition of income under the EIR method.

Liquidity and Financial Condition

The Company has incurred significant operating losses and negative cash flows from operations since its inception. As of December 31, 2025, the Company had cash, cash equivalents, and restricted cash of $133.7 million.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, income, revenue and expenses, and related disclosures. Management routinely evaluates its estimates including, but not limited to, those related to projected cash flows associated with income from purchased receivables under the EIR method, income from purchased receivables under the cost recovery method, revenue from contracts with customers, revenue recognized under the units-of-revenue method, royalty and commercial payment receivables, fair value and useful life of intangible assets acquired in asset acquisitions, contingent consideration for asset acquisitions, the Exarafenib milestone asset and contingent consideration, contingent consideration for purchased receivables, fair value and amortization of the Blue Owl Loan, accrued expenses, stock-based compensation, share-based liability, and warrants to purchase shares of third party stock. The Company bases its estimates on historical experience and on various other market-specific and other relevant assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

Actual results may differ significantly from these estimates, including estimates such as the Company’s income from purchased receivables under the EIR method, income from purchased receivables under the cost recovery method, and amortization of the deferred revenue from the HCRP arrangement recognized under the units-of-revenue method, and amortization of the Blue Owl Loan. Estimates related to income from purchased receivables under the EIR method are from commercial products that the Company has assessed to have reliably estimable cash flows based on the best information available from its partners or other third parties and from changes in expected cash flows for royalty and commercial receivables. Estimates related to income from purchased receivables under the cost recovery method may be based on the best information available to the Company from its partners or other third parties. Any changes to the estimated payments made by partners or third parties can result in a material adjustment to income reported. Under the contracts with HCRP, the amortization for the reporting period is calculated based on the payments expected to be made by the licensees to HCRP over the term of the arrangement. Any changes to the estimated payments by the licensees to HCRP can result in a material adjustment to revenue previously reported. The Company’s amortization of the Blue Owl Loan is calculated based on the commercial payments expected to be received from Roche for VABYSMO under the Affitech CPPA. Any changes to the estimated commercial payments from Roche can result in a material adjustment to the interest expense and term loan balance reported.

Cash, Cash Equivalents, and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated statements of cash flows (in thousands):

	December 31,	December 31,
	2025	2024
Unrestricted cash	$34,768	$8,983
Unrestricted cash equivalents	48,140	92,671
Total unrestricted cash and cash equivalents	$82,908	$101,654
Short-term restricted cash	5,441	1,330
Long-term restricted cash	45,361	3,432
Total restricted cash	$50,802	$4,762
Total unrestricted and restricted cash and cash equivalents	$133,710	$106,416

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

As of December 31, 2025, all investments in debt securities were held in U.S. treasury bills and classified as available-for-sale. There was no allowance for credit losses on investments in debt securities as of December 31, 2025. The Company redeemed upon maturity $98.7 million of available-for-sale debt securities during the year ended December 31, 2025, and realized gains of $0.9 million from those redemptions. The Company sold $40.5 million of available-for-sale debt securities during the year ended December 31, 2024 and immediately reinvested such proceeds into additional debt securities. During the year ended December 31, 2024, the Company realized gains of $0.4 million from those sales.

Cash equivalents classified as available-for-sale debt securities consisted of the following (in thousands):

	December 31, 2025
	Amortized	Unrealized	Unrealized	Estimated Fair
	Cost Basis	Gains	Losses	Value
U.S. treasury bills	$6,277	$53	$—	$6,330
Total debt securities	$6,277	$53	$—	$6,330

	December 31, 2024
	Amortized	Unrealized	Unrealized	Estimated Fair
	Cost Basis	Gains	Losses	Value
U.S. treasury bills	$20,294	$73	$—	$20,367
Total debt securities	$20,294	$73	$—	$20,367

Restricted Cash

Cash accounts with any type of restriction are classified as restricted cash. If restrictions are expected to be lifted or to be used to pay a third party in the next twelve months, the restricted cash account is classified as current.

The restricted cash balance may only be used to pay lease payments pursuant to the Boston Lease, tax reserve matter expenses pursuant to the LAVA Purchase Agreement, and interest expense, administrative fees, and other allowable expenses pursuant to the Blue Owl Loan. On December 15, 2023, XRL deposited $6.3 million into reserve accounts in connection with the funding of the Blue Owl Loan (see Note 9), of which $5.8 million was deposited into a reserve account for interest and administrative fees and $0.5 million was deposited into an operating reserve account to cover operating expenses of XRL. In September 2024, upon receipt of a specified threshold of commercial payments from Roche’s VABYSMO, $1.25 million was released from restricted cash to unrestricted cash pursuant to the terms of the Blue Owl Loan Agreement.

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

Restricted cash consisted of the following (in thousands):

	December 31,	December 31,
	2025	2024
Short-term restricted cash held for Blue Owl Loan	$160	$1,330
Short-term restricted cash held for Boston Lease payments	5,281	—
Total short-term restricted cash	$5,441	$1,330

Long-term restricted cash held for Blue Owl Loan	2,011	3,432
Long-term restricted cash held for Boston Lease security deposit	1,631	—
Long-term restricted cash held for Boston Lease payments	35,386	—
Long-term restricted cash held for LAVA Tax Reserve payments	6,333	—
Total long-term restricted cash	$45,361	$3,432
Total restricted cash	$50,802	$4,762

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

For the year ended December 31, 2025, three partners represented 46%, 26%, and 10% of total income and revenues, respectively. For the year ended December 31, 2024, four partners represented 52%, 18%, 13% and 11% of total income and revenues, respectively. As of December 31, 2025, two partners represented 53% and 21% of the trade and other receivables, net balance, respectively. As of December 31, 2024, two partners represented 70% and 27% of the trade and other receivables, net balance, respectively.

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

Effective Interest Rate Method

The Company accounts for rights to future milestones, royalties, and commercial payments related to commercial products with future cash flows that can be reliably estimated at amortized cost under the prospective EIR method in accordance with ASC 835-30. The EIR is calculated by forecasting the expected cash flows to be received and paid over the life of the asset relative to the receivable’s carrying amount at the time when the Company determines that there are reliable cash flows. The carrying amount of a receivable is made up of the opening balance, which is increased by accrued income and expected cash payments and decreased by cash receipts in the period to arrive at the ending balance. The EIR is recalculated at each reporting period as differences between expected cash flows and actual cash flows are realized and as there are changes to the expected future cash flows. If the EIR for the current period is lower than the prior period and if the gross cash flows have declined (expected and collected), the Company may record an allowance for the change in expected cash flows. Receivables related to income from purchased receivables under the EIR method totaled $27.2 million and $19.8 million as of December 31, 2025 and December 31, 2024, respectively.

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

When the recorded royalty and commercial payment receivables balance has been fully collected, any additional amounts collected are recognized as income from purchased receivables under the cost recovery method. Receivables from such income from purchased receivables are included in trade and other receivables, net on the consolidated balance sheet and totaled $2.6 million and $1.3 million as of December 31, 2025 and December 31, 2024, respectively.

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

Stock-Based Compensation

The Company recognizes compensation expense for all stock-based payment awards made to the Company’s employees, consultants, and directors that are expected to vest based on estimated fair values. The valuation of stock option awards without performance conditions is determined using the Black-Scholes Model. The Black-Scholes Model requires inputs such as the expected term of the option, expected volatility, and risk-free interest rate. To establish an estimate of the expected term, the Company considers the vesting period and contractual period of the award and its historical experience of stock option exercises, post-vesting cancellations, and volatility. The estimate of expected volatility is based on the Company’s historical volatility. The risk-free rate is based on the yield available on U.S. Treasury zero-coupon issues corresponding to the expected term of the award. The Company records forfeitures when they occur.

The valuation of RSUs is determined at the date of grant using the Company’s closing stock price.

For equity-classified awards, total compensation cost is based on the grant date fair value. The Company records compensation expense for service-based awards on a straight-line basis over the requisite service period, which is generally the vesting period of the award, or to the date on which retirement eligibility is achieved, if shorter. For liability-classified awards, total compensation cost is based on the fair value of the award on the date the award is granted and is subsequently re-measured at each reporting date until settlement.

The grant date fair value of PSUs with market conditions is determined using the Monte Carlo valuation model. The Company records compensation expenses for PSUs based on graded expense attribution over the requisite service periods.

Investment in Equity Securities

The Company holds equity securities in publicly traded companies. Equity investments in publicly traded companies are classified in the consolidated balance sheets as investment in equity securities. Equity securities are measured at fair value, with changes in fair value recorded in the other income, net line item of the consolidated statement of operations at each reporting period. The Company remeasures its equity investments at each reporting period until such time that the investment is sold or disposed of. If the Company sells an investment, any realized gains and losses on the sale of the securities will be recognized in the consolidated statement of operations in the period of sale.

Investment in Warrants

The Company may obtain warrants pursuant to which it has the right to acquire stock in companies. The warrants are accounted for as derivatives when they contain net settlement terms and other qualifying criteria under ASC 815. In general, the warrants entitle the Company to buy a specific number of shares of stock at a specific price within a specific time period.

Investment in warrants are recorded at fair value and are revalued at each reporting period. The Company values warrants using the Black-Scholes Model. Any changes in fair value from the grant date fair value of warrants will be recognized as increases or decreases to investments on the consolidated balance sheets and as a component of other income, net on the consolidated statements of operations.

Asset Acquisitions

As a first step, for each acquisition, the Company determines if it is an acquisition of a business or an asset acquisition under ASC 805. The guidance requires an initial screen test to determine if substantially all of the fair value of the gross assets acquired is concentrated in a single asset or group of similar assets. If the screen test is not met, the Company then further evaluates whether the assets or group of assets includes, at a minimum, an input and a substantive process that together significantly contribute to the ability to create outputs. Acquisitions of assets or a group of assets that do not meet the definition of a business are accounted for as asset acquisitions under ASC 805-50, using the cost accumulation method, whereby the cost of the acquisition, including certain transaction costs, is allocated to the assets acquired on the basis of relative fair values. If the fair value of net assets acquired, after allocating the excess of the fair value of net assets acquired to certain qualifying assets, exceeds the total cost of the acquisition, a bargain purchase gain is recognized in gain on acquisitions within other income (expense), net in the consolidated statements of operations.

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

Cash payments related to acquired assets and made soon after the acquisition are reflected as investing cash flows, and as financing activities thereafter, in the Company’s consolidated statements of cash flows.

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

Rent expense for the operating lease is recognized on a straight-line basis, over the reasonably assured lease term based on total lease payments and is included in G&A expenses in the consolidated statements of operations. After an impairment or adjustment to the right-of-use assets, the remaining right-of-use assets will be amortized on a straight-line basis over the remaining lease term. The operating lease would no longer qualify for the straight-line treatment of total lease expense, but the right-of-use assets reduction and interest accretion related to the operating lease liability will continue to be combined as a single lease expense.

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

Diluted net income (loss) per share available to (attributable to) common stockholders is based on the weighted-average number of shares outstanding during the period, adjusted to include the assumed vesting of RSUs and PSUs, as well as the assumed exercise of certain stock options and warrants for common stock, using the treasury method, if dilutive. The calculation assumes that any proceeds that could be obtained upon exercise of options and warrants would be used to purchase common stock at the average market price during the period. Adjustments to the denominator are required to reflect the related dilutive shares. The Company’s Series A and Series B Preferred Stock become convertible upon the occurrence of specific events other than a change in the Company’s share price and, therefore, are not included in the diluted shares until the contingency is resolved.

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

Convertible Preferred Stock

The Company records Series X Convertible Preferred Stock at its relative fair value, net of issuance costs on the date of issuance, which represents the carrying value. Convertible preferred stock is classified outside of stockholders’ equity on the accompanying consolidated balance sheets as the shares are redeemable for cash or other assets upon the occurrence of certain event that is not solely within control of the Company.

Functional Currency

The functional and reporting currency of the Company and its subsidiaries is the U.S. dollar. Certain acquired companies had operations that reported in a functional currency other than the U.S. dollar. Following the acquisitions, the Company plans to manage the net assets acquired in aggregate and centrally in the U.S. As such, the acquired companies’ functional currency will become the U.S. dollar upon completion of the post-acquisition integration.

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

As a result, the accompanying consolidated balance sheet as of December 31, 2024 as well as the statement of stockholders’ equity for the year ended December 31, 2024 have been restated to reflect this mezzanine equity presentation of the Series X Convertible Preferred Stock. The change has resulted in a reduction to additional paid-in-capital and total stockholder’s equity and an increase to convertible preferred stock of $20.0 million compared to amounts previously reported. The Company will restate the comparative prior periods included in consolidated financial statements in future filings.

Accounting Pronouncements Recently Adopted

In November 2023, the FASB issued ASU 2023-07, Segment Reporting, which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. The amendments in ASU 2023-07 are effective for all public entities for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. The Company adopted annual requirements under ASU 2023-07 during the year ended December 31, 2024 and adopted interim requirements under ASU 2023-07 during the interim period ended March 31, 2025 (Note 16).

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which includes amendments that further enhance income tax disclosures, primarily through standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. The amendments are effective for all public entities for fiscal years beginning after December 15, 2024. The Company adopted ASU 2023-09 during the year ended December 31, 2025 (Note 15).

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

In November 2025, the FASB issued ASU 2025-08, Financial Instruments—Credit Losses (Topic 326): Purchased Loans, which introduces the concept of Purchased Seasoned Loans (PSLs) and requires these loans to be accounted for using the gross-up approach. The ASU also permits a policy election to measure expected credit losses using amortized cost rather than the unpaid principal balance for PSLs. ASU 2025-08 is effective for annual periods beginning after December 15, 2026, and interim periods within those annual reporting periods. Early adoption is permitted. The Company is currently evaluating the impact of adopting this new accounting guidance on its financial statements and related disclosures.

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which makes narrow-scope improvements to clarify the applicability and enhance the navigability of interim reporting guidance. The ASU consolidates existing interim disclosure requirements from other ASC topics, and introduces a principle requiring disclosure of events and changes since the end of the last annual reporting period that have a material impact on the entity. ASU 2025-11 is effective for interim periods within fiscal years beginning after December 15, 2027, for public business entities, and for interim periods within fiscal years beginning after December 15, 2028 for other entities. Early adoption is permitted. Transition may be applied prospectively or retrospectively. The Company is currently evaluating the impact of adopting this new accounting guidance on its financial statements and related disclosures.

In December 2025, the FASB issued ASU 2025-12, Codification Improvements, which addresses suggestions received from stakeholders regarding the ASC and makes other incremental improvements to U.S. GAAP. The update represents changes to the codification that clarify, correct errors in or make other improvements to a variety of topics that are intended to make it easier to understand and apply. ASU 2025-12 is effective for fiscal years beginning after December 15, 2026 and interim periods within those fiscal years. Entities are required to apply the amendments to ASC 260 retrospectively. All other amendments may be applied prospectively or retrospectively. Early adoption is permitted. The Company is currently evaluating the impact of this guidance on its consolidated financial statements and related disclosures.

3. Consolidated Financial Statement Details

Investment in Equity Securities

As of December 31, 2025 and 2024, investment in equity securities was $0.4 million and $3.5 million, respectively. For the years ended December 31, 2025 and 2024, the Company recognized an unrealized gain of $0.1 million, due to the change in fair value of its investment in equity securities in the other income, net line item of the consolidated statements of operations. The Company sold certain equity securities in the year ended December 31, 2025 for $7.0 million, resulting in a realized gain of $3.7 million.

Intangible Assets, Net

The following table summarizes the cost, accumulated amortization, and net carrying value of the Company’s intangible assets as of December 31, 2025 (in thousands):

		Accumulated	Net Carrying
	Cost	Amortization	Value
As of December 31, 2025
Pulmokine - Seralutinib IP (Note 6)	$26,115	$2,383	$23,732
BioInvent - Contract-based Intangible Asset (Note 5)	20,725	780	19,945
LAVA - Partnered Program IPs (Note 6)	934	3	931
LAVA-1266 IP (Note 6)	149	1	148
Total intangible assets	$47,923	$3,167	$44,756

The following table summarizes the cost, accumulated amortization and net carrying value of the Company’s intangible assets as of December 31, 2024 (in thousands):

		Accumulated	Net Carrying
	Cost	Amortization	Value
As of December 31, 2024
Pulmokine - Seralutinib IP (Note 6)	$26,115	$206	$25,909
Total intangible assets	$26,115	$206	$25,909

The estimated remaining life of the intangible assets ranges from 10.9 years to 19.9 years. The following table presents the projected future amortization expense for the next five years (in thousands):

Intangible Asset
Amortization
2026	$3,567
2027	3,567
2028	3,567
2029	3,567
2030	3,567
Thereafter	26,921
Total	$44,756

Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following (in thousands):

	December 31,	December 31,
	2025	2024
Share-based liability	$3,197	$—
Accrued short-term interest payable	2,777	3,039
Accrued legal and accounting fees	1,765	251
Accrued incentive compensation	1,645	1,555
Accrued payroll and benefits	394	170
Accrued clinical liabilities	—	306
Income taxes payable in connection with Pulmokine acquisition	—	280
Other accrued liabilities	107	151
Total	$9,885	$5,752

Other Income, Net

Other income, net for the years ended December 31, 2025 and 2024 was as follows (in thousands):

	Year Ended
	December 31,
	2025	2024
Other income, net
Gain on sale of equity securities	$3,663	$—
Investment income	3,470	6,493
Arranger fee from ESSA transaction	3,000	—
Sublease income	840	272
Unrealized gain from change in fair value of equity securities	90	131
Other miscellaneous income, net	1,175	25
Total other income, net	$12,238	$6,921

4. Royalty and Commercial Payment Purchase Agreements

The Company recognizes receivables from RPAs under two methods, the cost recovery method and the EIR method.

The following table summarizes the royalty and commercial payment receivable activities under the cost recovery method during the year ended December 31, 2025 (in thousands):

	Balance as of January 1, 2025	Acquisition of Royalty and Commercial Payment Receivables	Receipt of Royalty and Commercial Payments	Reclassification of Royalty and Commercial Payment Receivables from the Cost Recovery to the EIR Method	Balance as of December 31, 2025
Twist	$15,000	$—	$—	$—	$15,000
Daré (XACIATO)	21,999	—	(6)	—	21,993
LadRx (MIPLYFFA)	4,850	—	(1,976)	(2,874)	—
Palobiofarma	10,000	—	—	—	10,000
Kuros	4,500	—	—	—	4,500
Castle Creek	—	4,395	—	—	4,395
Total	$56,349	$4,395	$(1,982)	$(2,874)	$55,888

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

The following table summarizes the royalty and commercial payment receivable activities under the EIR method during the year ended December 31, 2025 (in thousands):

	Balance as of January 1, 2025	Reclassification of Royalty and Commercial Payment Receivables from the Cost Recovery to the EIR Method	Income from Purchased Receivables Under the EIR Method	Receipt of Royalty and Commercial Payments	Payment of Sales-Based Milestone	Balance as of December 31, 2025
Affitech (VABYSMO)	$13,105	$—	$23,957	$(22,507)	$3,000	$17,555
Aptevo (IXINITY)	6,628	—	989	(1,724)	—	5,893
LadRx (MIPLYFFA)	—	2,874	1,799	(908)	—	3,765
Total	$19,733	$2,874	$26,745	$(25,139)	$3,000	$27,213

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

The following table summarizes income recognized from purchased receivables under the cost recovery method and EIR method during the years ended December 31, 2025 and 2024 (in thousands):

	Year Ended December 31,
	2025	2024
Affitech (VABYSMO)	$23,957	$14,800
Aptevo (IXINITY)	989	266
LadRx (MIPLYFFA)	1,799	—
Total income from purchased receivables under the EIR method	$26,745	$15,066

Viracta (OJEMDA)	$13,716	$3,201
Talphera (DSUVIA)(1)	28	—
Total income from purchased receivables under the cost recovery method	$13,744	$3,201

(1)	DSUVIA was withdrawn from the commercial market due to unresolvable manufacturing constraints in the first quarter of 2025. The $7.9 million carrying value of DSUVIA royalty receivables was fully written off as of December 31, 2024.

Fully Recovered Royalty and Commercial Payment Purchase Agreements Under the Cost Recovery Method

Viracta Royalty Purchase Agreement

In March 2021, the Company entered into the Viracta RPA, as amended in March 2024, pursuant to which the Company acquired the right to receive future royalties, milestone payments, and other payments related to two clinical-stage drug candidates for an upfront payment of $13.5 million. The first candidate, tovorafenib (DAY101) (the first and only type II RAF inhibitor now marketed as OJEMDA), is developed by Day One, and the second candidate, vosaroxin (a topoisomerase II inhibitor), is being developed by Denovo Biopharma LLC. The Company acquired the right to receive (i) up to $54.0 million in potential milestone payments, potential royalties on sales, if approved, and a portion of potential other payments related to DAY101, excluding up to $5.0 million retained by Viracta, and (ii) up to $57.0 million in potential regulatory and commercial milestones, and high-single-digit royalties on sales related to vosaroxin, if approved. In December 2024, the Company entered into the Viracta Assignment Agreements with Viracta, through which the Company became the patent holder of the IP and know-how related to OJEMDA that was out-licensed to Day One and where Viracta assigned to the Company all its rights, title, and interest in the Day One License Agreement. The Company did not acquire new rights to additional milestone and royalty payments as a result of the execution of the Viracta Assignment Agreements that were not acquired under the Viracta RPA.

At the inception of the Viracta RPA, the Company recorded $13.5 million as long-term royalty receivables in its consolidated balance sheet. As of June 30, 2024, the Company had fully collected the purchase price recorded in long-term royalty and commercial payment receivables under the cost recovery method related to the Viracta RPA in its consolidated balance sheet and, as such, subsequent milestones and royalties received are recorded as income from purchased receivables under the cost recovery method.

As of December 31, 2025 and December 31, 2024, there was $2.6 million and $1.3 million in trade and other receivables, net related to this agreement, respectively. The Company recognized $13.7 million and $3.2 million in income from purchased receivables under the cost recovery method related to this arrangement during the years ended December 31, 2025 and 2024, respectively.

Royalty and Commercial Payment Purchase Agreements Under the EIR Method

Short-term royalty and commercial payment receivables under the EIR method were $22.8 million and $14.8 million as of December 31, 2025 and 2024, respectively. Long-term royalty and commercial payment receivables under the EIR method were $4.4 million and $5.0 million as of December 31, 2025 and 2024, respectively.

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

The Company recognized $24.0 million and $14.8 million in income from purchased receivables under the EIR method during the years ended December 31, 2025 and 2024, respectively.

During the year ended December 31, 2025, the Company received commercial payments pursuant to the Affitech CPPA of $22.5 million.

No allowance for credit losses was recorded as of December 31, 2025 and 2024.

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

At the inception of the Aptevo CPPA, the Company recorded $9.7 million as long-term royalty and commercial payment receivables under the cost recovery method in its consolidated balance sheet which included a $9.6 million upfront payment and a $50,000 one-time payment, which was paid in June 2023 after the Company received more than $0.5 million in receipts for first quarter 2023 sales of IXINITY.

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

As of October 1, 2024, when the Company assessed it was able to reliably estimate cash flows, the Company reclassified $7.2 million of royalty and commercial payment receivables under the cost recovery method to royalty and commercial payment receivables under the EIR method. The Company recognized $1.0 million and $0.3 million in income from purchased receivable under the EIR method during the years ended December 31, 2025 and 2024, respectively.

During the year ended December 31, 2025, the Company received commercial payments pursuant to the Aptevo CPPA of $1.7 million.

No allowance for credit losses was recorded as of December 31, 2025 and 2024.

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

Historically, the Company had been unable to reliably estimate its commercial payment stream from future net sales and the related commercial payments to be received under the LadRx Agreements. However, during the fourth quarter of 2025, Zevra’s periodically reported MIPLYFFA sales data, available third-party sales projections, and the Company’s history of receipts of commercial payments related to MIPLYFFA provided the Company with a greater ability to estimate future net sales and the commercial payments to be received under the LadRx AAA.

As of October 1, 2025, when the Company assessed it was able to reliably estimate cash flows, the Company reclassified $2.9 million of royalty and commercial payment receivables under the cost recovery method to royalty and commercial payment receivables under the EIR method. The Company recognized $1.8 million in income from purchased receivables under the EIR method during the year ended December 31, 2025.

During the year ended year ended December 31, 2025, the Company received commercial payments pursuant to the LadRx Agreements of $2.9 million.

No allowance for credit losses was recorded as of December 31, 2025 and 2024.

Royalty and Commercial Payment Purchase Agreements Under the Cost Recovery Method

Short-term royalty and commercial payment receivables under the cost recovery method were zero and $0.4 million as of December 31, 2025 and 2024, respectively. Long-term royalty and commercial payment receivables under the cost recovery method were $55.9 million and $55.9 million as of December 31, 2025 and 2024, respectively.

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

Upon the closing of the transaction, the Company paid Castle Creek an upfront payment of $5.0 million and recorded $4.4 million as long-term royalty and commercial payment receivables in its consolidated balance sheet. The Company concluded that the Castle Creek PRV Interest met the definition of a derivative under ASC 815 and should be accounted for at fair value and recorded as a current liability at the inception of the transaction. The fair value of the Castle Creek PRV Interest was determined to have nominal value prior to FDA approval of D-Fi. The Company also concluded that the warrants met the definition of a derivative under ASC 815 and should be accounted for at fair value. As of December 31, 2025, the fair value of the warrants was estimated to be $0.7 million using a Black-Scholes Model with a volatility of 120.6% and risk-free rate of 3.69%. The warrants have an expected term of 4.5 years and an underlying share price of $215.03.

As of December 31, 2025, no payments were probable to be received under the Castle Creek royalty financing in the near term. Under the cost recovery method, the Company does not expect to recognize any income related to royalties, milestone payments, and other payments until the purchase price has been fully collected. No allowance for credit losses was recorded as of December 31, 2025.

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

As of December 31, 2025, no payments were probable to be received under the Kuros RPA in the near term. Under the cost recovery method, the Company does not expect to recognize any income related to royalties, milestone payments and other payments until the purchase price has been fully collected. No allowance for credit losses was recorded as of December 31, 2025 and 2024.

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

As of December 31, 2025, no payments were probable to be received under the Palo RPA in the near term. Under the cost recovery method, the Company does not expect to recognize any income related to royalties received until the purchase price has been fully collected. No allowance for credit losses was recorded as of December 31, 2025 and 2024.

Twist Bioscience Royalty Purchase Agreement

In October 2024, the Company entered into the Twist RPA. Under the terms of the Twist RPA, the Company acquired the rights to 50% of certain contingent payments (including royalties, milestone payments, sublicense income, and option exercise payments) related to Twist’s 60-plus early-stage programs across over 30 partners for a $15.0 million upfront payment. The Company is eligible to receive up to $0.5 billion in milestone payments and a 50% share of up to low-single-digit royalties on future commercial sales.

Upon closing of the transaction, the Company paid Twist an upfront payment of $15.0 million, which was recorded as long-term royalty and commercial payment receivables under the cost recovery method in its consolidated balance sheet.

Given the limited available information and early stage of the programs, the Company was unable to reasonably estimate future milestone payments or net sales and the royalty payments to be received over the twelve-month period following the consolidated balance sheet date of December 31, 2025 and, as such, no amounts were reflected as short-term royalty and commercial payment receivables under the cost recovery method as of December 31, 2025.

As of December 31, 2025, no payments were probable to be received under Twist RPA in the near term. Under the cost recovery method, the Company does not expect to recognize any income related to royalties, milestone payments and other payments until the purchase price has been fully collected. No allowance for credit losses was recorded as of December 31, 2025 and 2024.

Daré Royalty Purchase Agreements

In April 2024, the Company entered into the Daré RPAs. Pursuant to the terms of the Daré RPAs, the Company paid $22.0 million in cash to Daré in consideration for the sale of (a) 100% of all remaining royalties related to XACIATO not already subject to the royalty-backed financing agreement Daré entered into in December 2023 and net of payments owed by Daré to upstream licensors, which equates to royalties ranging from low to high single digits, and all potential commercial milestones related to XACIATO that are payable to Daré under the Daré Organon License Agreement; and (b) a 4% synthetic royalty on net sales of OVAPRENE and a 2% synthetic royalty on net sales of Sildenafil Cream, which will decrease to 2.5% and 1.25%, respectively, upon the Company achieving a pre-specified return threshold. The Daré RPAs also provide for milestone payments to Daré of $11.0 million for each successive $22.0 million received by the Company under the Daré RPAs after achievement of a return threshold of $88.0 million.

Upon closing of the transaction, the Company paid Daré an upfront payment of $22.0 million which was recorded as long-term royalty and commercial payment receivables in the consolidated balance sheet. The Company concluded that the milestone payments to Daré did not meet the definition of a derivative under ASC 815 and expects to recognize the milestone payments as liabilities when probable and reasonably estimable.

Given the limited available information, the Company was unable to reasonably estimate future net sales and the commercial payments to be received over the twelve-month period following the consolidated balance sheet date of December 31, 2025 and, as such, no amounts were reflected as short-term royalty and commercial payment receivables under the cost recovery method as of December 31, 2025.

During the year ended December 31, 2025, the Company received de minimis commercial payments pursuant to the Daré RPAs. In accordance with the cost recovery method, the cash received was recorded as a direct reduction of the long-term royalty and commercial payment receivables under the cost recovery method balance.

Under the cost recovery method, the Company does not expect to recognize any income related to milestones and commercial payments received until the purchase price has been fully collected. No allowance for credit losses was recorded as of December 31, 2025 and 2024.

5. License, Collaboration, and Other Arrangements

License and Collaboration Arrangements

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

In December 2025, Rezolute announced the Phase 3 clinical trial of ersodetug (RZ358) did not meet its primary and key secondary endpoints.

As of December 31, 2025 and 2024, there were no contract assets or contract liabilities related to this agreement. None of the costs to obtain or fulfill the contract were capitalized. The Company recognized $5.0 million and $5.0 million in revenue from contracts with customers related to this agreement for the years ended December 31, 2025 and 2024, respectively.

Takeda Collaboration Agreement and Takeda Revenue Share Agreement

In 2006, the Company entered into the Takeda Collaboration Agreement to discover and optimize therapeutic antibodies against multiple targets. Under this agreement, the Company may receive milestone payments and royalties on future product sales.

In December 2025, the Company entered into the Takeda Revenue Share Agreement with Takeda and amended the Takeda Collaboration Agreement to exchange a portion of its rights to future royalties and certain expense reimbursements on mezagitamab under the Takeda Collaboration Agreement for rights to share future milestone payments and royalties that Takeda receives from a basket of Takeda’s clinical development programs. The Company accounted for the transaction as a contract modification and updated the transaction price for the Takeda Collaboration Agreement, as amended. Changes in transaction price are recognized on a cumulative catch-up basis. For the year ended

December 31, 2025, no revenue adjustment was made as a result of this modification since all replacement variable consideration was fully constrained.

The Company has received $7.8 million of milestone payments since the inception of the Takeda Collaboration Agreement and is eligible to receive reduced remaining milestone payments of up to $13.0 million and reduced low-single-digit royalties relating to mezagitamab under the Takeda Collaboration Agreement as amended.

As of December 31, 2025 and 2024, there were no contract assets or contract liabilities related to this agreement and none of the costs to obtain or fulfill the contract were capitalized. The Company recognized $4.1 million and $0.1 million in revenue from contracts with customers related to this agreement during the years ended December 31, 2025 and 2024, respectively.

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

As of December 31, 2025 and 2024, there were no contract assets or contract liabilities related to this agreement. None of the costs to obtain or fulfill the contract were capitalized. The Company did not recognize any revenue related to this agreement during the years ended December 31, 2025 and 2024.

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

As of December 31, 2025 and December 31, 2024, there were no contract assets or contract liabilities related to this agreement and none of the costs to obtain or fulfill the contract were capitalized. The Company recognized zero and $0.5 million in revenue from contracts with customers related to this agreement during the years ended December 31, 2025 and 2024, respectively.

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

The Company recognized $0.8 million of amortization expense for the year ended December 31, 2025. No impairment was recorded during the year ended December 31, 2025.

Other Arrangements

ESSA Arrangement

In October 2025, the Company acted as structuring agent in connection with the acquisition of ESSA’s issued and outstanding common shares by Xeno. As part of the ESSA Acquisition Agreement, the Company agreed, among other things, to provide bridge financing to Xeno. To facilitate the closing of the acquisition, we extended a short-term loan of $5.9 million to Xeno, which was repaid in October 2025. Additionally, Xeno paid the Company an arranger fee of $3.0 million following the closing of the ESSA acquisition for the services rendered by the Company in October 2025, which fee was received in October 2025. BVF, a related party of the Company (Note 14), owned approximately 24.7% of ESSA before its acquisition by Xeno.

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

The Company recognized $1.3 million and $3.6 million in revenue under the units-of-revenue method under these agreements during the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025, the current and non-current portions of the remaining unearned revenue recognized under the units-of-revenue method were $1.3 million and $3.2 million, respectively. As of December 31, 2024, the Company classified $1.4 million and $4.4 million as current and non-current unearned revenue recognized under the units-of-revenue method, respectively.

6. Acquisitions and Related Arrangements

LAVA Acquisition

On August 3, 2025, the Company entered into the LAVA Purchase Agreement, as amended on October 17, 2025, pursuant to which the Company acquired LAVA for (i) $1.04 in cash per LAVA ordinary share and (ii) one non-transferable CVR per share. In-the-money options were vested immediately upon closing of the initial tender offer and were entitled to (i) $1.04 less the exercise price per LAVA option in cash and (ii) one non-transferable CVR per option.

The acquisition was structured as a two-step transaction. The initial tender offer closed on November 17, 2025, when approximately 87% of LAVA’s outstanding ordinary shares were validly tendered. The subsequent offering and the post-offer reorganization were completed on November 20, 2025, when the remaining LAVA outstanding ordinary shares were either tendered or cancelled, and LAVA became a wholly-owned subsidiary of the Company. The Company concluded that November 17, 2025, the initial tender offer closing date, was the acquisition date as this was the date the Company obtained control of LAVA.

LAVA entered into partnered programs with J&J in May 2020 and Pfizer in September 2022. Under the J&J Collaboration and License Agreement, J&J agreed to develop JNJ-89853413, a Phase 1 clinical asset that targets CD33 and hematologic cancers. Under the Pfizer License Agreement, Pfizer agreed to develop PF-08046052, a Phase 1 clinical asset that utilizes LAVA’s proprietary Gammabody technology to target EGFR-positive tumors. LAVA is entitled to receive certain milestone and royalty payments under these partnered programs.

Under the LAVA CVR Agreement dated November 17, 2025, CVR holders are entitled to 75% of the net proceeds from ongoing and future collaborations related to these partnered programs over a 10-year period. The Company concluded that any contingent consideration related to LAVA’s partnered programs is a contingent liability under ASC 450 and will be recognized when probable and reasonably estimable. As of December 31, 2025, the Company does not expect to receive any milestone or royalty payments under these partnered programs, and no contingent consideration was considered probable.

Under the LAVA CVR Agreement, CVR holders are also entitled to 75% of the net proceeds from the sale, transfer, license, assignment, or other divestiture of LAVA-1266, a clinical program for acute myeloid leukemia and myelodysplastic syndrome acquired as part of the LAVA Purchase Agreement. The Company concluded that any contingent consideration related to LAVA-1266 is a contingent liability under ASC 450 and will be recognized when probable and estimable. As of December 31, 2025, the Company has not yet sold or licensed LAVA-1266 and no contingent consideration was considered probable.

Additionally, CVR holders are also entitled to 100% of the amount by which LAVA’s closing net cash exceeds the amount of closing net cash as determined by the LAVA Merger Agreement, minus any permitted deductions, as well as 100% of the tax reserve in the amount of $6.3 million minus any permitted tax reserve matter expenses. The Company concluded that each of these elements are contingent liabilities under ASC 450 and will be recognized when probable and reasonably estimable. As of the acquisition date, the Company recognized contingent liabilities for both the closing net cash CVR payment and tax reserve CVR payment at an amount deemed probable and reasonably estimable.

The total purchase consideration for LAVA, as of November 17, 2025, was as follows (in thousands):

Closing cash payment(1)	$24,547
Deferred consideration payable(2)	3,565
CVR consideration adjustment(3)	9,114
Transaction costs	1,752
Total purchase consideration	$38,978

(1)The closing cash payment was based on the total of 22,877,463 LAVA ordinary shares, initially tendered at a price of $1.04 per share, and the cash payment of $0.8 million for 1,847,957 shares of LAVA’s in-the-money options.
(2)The deferred consideration payable was based on 3,427,832 LAVA ordinary shares, subsequently tendered or cancelled at a price of $1.04 per share.
(3)The probable amount of the additional closing net cash contingent consideration was estimated at $2.8 million and the probable amount of tax reserve proceeds contingent consideration was estimated at $6.3 million.

The LAVA acquisition was accounted for as an asset acquisition under ASC 805 because the assets acquired did not satisfy the definition of a “business” under ASC 805. As such, the Company recognized the acquired assets and liabilities based on the total purchase consideration using a relative fair value basis. The value of the acquired IP assets was reduced by the excess of the fair value of the net assets acquired over the initial consideration based on the relative fair value of each IP.

The following table shows the allocation of the purchase consideration based on the relative fair value of assets acquired and liabilities assumed by the Company as of November 17, 2025 (in thousands):

Cash and cash equivalents	$38,786
Trade and other receivables, net	85
Prepaid expenses and other current assets	1,266
Long-term restricted cash	6,333
LAVA-1266 IP	149
LAVA J&J Partnered Program IP	171
LAVA Pfizer Partnered Program IP	763
Accounts payable	(4,123)
Accrued and other current liabilities	(4,452)
Net assets acquired	$38,978

HilleVax Acquisition

On August 4, 2025, the Company entered into the HilleVax Merger Agreement through a tender offer for (i) $1.95 in cash per share of HilleVax common stock and per RSU, plus (ii) one non-transferable CVR per share of HilleVax common stock and per RSU. The merger closed on September 17, 2025, and XRA 4 merged with and into HilleVax. Following the merger, HilleVax continued as the surviving entity in the merger and became a wholly-owned subsidiary of the Company.

Under the HilleVax CVR Agreement, CVR holders are entitled to 90% of the net proceeds from the subsequent licensing or other disposition of HIL-216, a pre-clinical vaccine candidate for norovirus acquired as part of the HilleVax Merger Agreement, if sold within two years of the merger and 100% of the unused funds in the related expense fund at the end of the two-year period. The Company concluded that any contingent consideration related to HIL-216 is a contingent liability under ASC 450 and will be recognized when probable and estimable. As of December 31, 2025, the Company has not yet sold or licensed HIL-216 and no contingent consideration was considered probable.

Additionally, CVR holders are entitled to 100% of security deposit receipts associated with the Boston Lease. As of December 31, 2025, the Company has $40.7 million held in restricted cash to pay the Boston Lease obligations. If the Boston Lease is terminated, assigned, or subleased within twelve months of the HilleVax Merger Closing Date, 100% of lease payment obligations saved or the amount received from any subtenant will be distributed to CVR holders. If the Boston Lease is terminated, assigned, or subleased after twelve months of the HilleVax Merger Closing Date, 90% of the applicable savings or receipts will be distributed to CVR holders.

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

(1)The closing cash payment was based on the total of 50,615,092 shares of HilleVax common stock, tendered at a price of $1.95 per share, and the settlement of 137,592 HilleVax RSUs at a per share price of $1.95.
(2)The probable amount of the Boston Lease contingent consideration was estimated by the security deposit of $1.6 million and the known sublease payments of $4.1 million from the sublease agreement entered into prior to the HilleVax Merger Closing Date.

The HilleVax acquisition was accounted for as an asset acquisition under ASC 805 because the assets acquired did not meet the definition of a “business” under ASC 805. As such, the Company recognized the acquired assets and liabilities based on the total purchase consideration using a relative fair value basis. The acquired assets primarily included cash and cash equivalents, restricted cash, and operating lease right-of-use assets. The value of the acquired right-of-use assets were reduced to zero due to acquisition impacts, including the bargain purchase adjustment. As the fair value of net assets acquired exceeded the total purchase consideration, a bargain purchase gain was recognized on the acquisition of HilleVax in the consolidated statements of operations and comprehensive income (loss) for the year ended December 31, 2025.

The following table shows the allocation of the purchase consideration based on the relative fair value of assets acquired and liabilities assumed by the Company as of September 17, 2025 (in thousands):

Cash and cash equivalents	$102,752
Trade and other receivables, net	275
Prepaid expenses and other current assets	64
Short-term restricted cash	5,244
Long-term restricted cash	38,063
Other assets - long term	26
Accrued and other current liabilities	(663)
Operating lease liabilities	(1,879)
Long-term operating lease liabilities	(20,646)
Net assets acquired	$123,236
Reconciliation of net assets acquired to total purchase consideration:
Net assets acquired	$123,236
Less: Gain on the acquisition of HilleVax	(17,887)
Total purchase consideration	$105,349

Under the HilleVax CVR Agreement, the CVR payments are adjusted for the excess and shortfall in the closing net cash, which is accounted for as a working capital adjustment to the purchase price and no contingent liability was recorded as of the acquisition date. In December 2025, the Company recalculated the final closing net cash of HilleVax, and recognized a reduction to the contingent value rights liabilities – long-term in its consolidated balance sheet for the cash shortfall of $0.7 million, with the corresponding income recorded in other income, net in its consolidated statement of operations.

Turnstone Acquisition

On June 26, 2025, the Company entered into the Turnstone Merger Agreement, pursuant to which the Company acquired Turnstone via a tender offer for (i) $0.34 in cash per share of Turnstone common stock and per RSU, plus (ii) one non-transferable CVR per share of Turnstone common stock and per RSU. The merger closed on August 11, 2025, and XRA 3 merged with and into Turnstone, with Turnstone continuing as the surviving entity in the merger and a wholly-owned subsidiary of the Company.

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

The Turnstone acquisition was accounted for as an asset acquisition under ASC 805 because the assets acquired did not satisfy the definition of a “business” under ASC 805. As such, the Company recognized the acquired assets and liabilities based on the total purchase consideration, on a relative fair value basis. As the fair value of net assets acquired exceeded the total purchase consideration, a bargain purchase gain was recognized on the acquisition of Turnstone in the consolidated statements of operations for the year ended December 31, 2025.

The following table shows the allocation of the purchase consideration based on the relative fair value of assets acquired and liabilities assumed by the Company as of August 11, 2025 (in thousands):

Cash and cash equivalents	$10,525
Short-term restricted cash	1,790
Trade and other receivables, net	272
Prepaid expenses and other current assets	1,363
Accounts payable	(2,268)
Accrued and other current liabilities	(285)
Net assets acquired	$11,397
Reconciliation of net assets acquired to total purchase consideration:
Net assets acquired	$11,397
Less: Gain on the acquisition of Turnstone	(1,823)
Total purchase consideration	$9,574

Mural Acquisition

On August 20, 2025, the Company entered into the Mural Transaction Agreement with Mural, pursuant to which the Company acquired Mural for a cash price of $2.035 per Mural ordinary share and RSU. The final total cash consideration per share was determined to be $2.035 per share. The acquisition closed on December 5, 2025. Following the closing date, Mural became a wholly-owned subsidiary of the Company.

The total purchase consideration for Mural, as of December 5, 2025, was as follows (in thousands):

Consideration payable(1)	$35,333
Closing cash payment(2)	901
Transaction costs	1,400
Total purchase consideration	$37,634

(1)The consideration payable was based on the total of 17,362,740 Mural ordinary shares at a price of $2.035 per share and paid on December 9, 2025.
(2)The closing cash payment was based on the total 442,718 Mural RSUs, tendered at a price of $2.035 per share.

The Mural acquisition was accounted for as an asset acquisition under ASC 805 because the assets acquired did not satisfy the definition of a “business” under ASC 805. As such, the Company recognized the acquired assets and liabilities based on the total purchase consideration, on a relative fair value basis. As the fair value of net assets exceeded the total purchase consideration, a bargain purchase gain was recognized on the acquisition of Mural in the consolidated statements of operations for the year ended December 31, 2025.

The following table shows the allocation of the purchase consideration based on the relative fair value of assets acquired and liabilities assumed by the Company as of December 5, 2025 (in thousands):

Cash and cash equivalents	$41,778
Prepaid expenses and other current assets	129
Accrued and other current liabilities	(1,053)
Net assets acquired	$40,854
Reconciliation of net assets acquired to total purchase consideration:
Net assets acquired	40,854
Less: Gain on the acquisition of Mural	(3,220)
Total purchase consideration	$37,634

Kinnate Acquisition

In April 2024, the Company completed the acquisition of Kinnate through a tender offer for $2.5879 per share plus CVRs, for a total purchase consideration of $126.4 million. As part of the merger, the Company acquired an IPR&D asset related to KIN-3248 (a Phase 1 clinical trial candidate) as well as several pre-clinical assets.

Under the Kinnate CVR Agreement, Kinnate CVR holders are entitled to 100% of the net proceeds of the $30.5 million potential milestone related to the sale of exarafenib to Pierre Fabre in February 2024. The Exarafenib milestone contingent consideration is accounted for as a derivative under ASC 815. As of December 31, 2025, the fair value of the Exarafenib milestone contingent consideration was $3.6 million, which had an estimated fair value of $3.2 million as of December 31, 2024.

The Company accounts for potential contingent consideration related to KIN-3248, KIN-8741, KIN-7136, and KIN-2524 as period expenses when incurred. During the year ended December 31, 2025, the Company sold KIN-3248, KIN-8741 and KIN-7136 to third parties, and recognized $0.6 million in other income, net on the consolidated statements of operations. As of December 31, 2025, the contingent consideration of $0.6 million, net of expenses, had been paid to Kinnate CVR holders.

During the third quarter of 2025, the Company recorded a reduction to the gains on acquisitions of $1.7 million, a reduction to prepaid expenses and other current assets of $0.3 million, a reduction to other assets – long term of $1.0 million, and a reduction to general and administrative expenses of $0.4 million to correct the gain previously recognized and remove a previously recognized prepaid asset for the Kinnate acquisition that occurred in 2024.

Pulmokine Acquisition

In November 2024, the Company acquired Pulmokine for $20.5 million to obtain an economic interest in seralutinib, a Phase 3 asset being studied in pulmonary arterial hypertension. The acquisition included an intangible asset related to seralutinib with an estimated useful life of 12 years. The Company recognized $2.2 million and $0.2 million of amortization expense for the years ended December 31, 2025 and 2024, respectively. No impairment indicators were identified and no impairment was recorded during the years ended December 31, 2025 and 2024.

Contingent consideration related to the seralutinib asset could be payable subject to certain development and commercial milestones. As of December 31, 2025 and 2024, there were no contract assets or contract liabilities related to this agreement and no revenue was recognized during the years ended December 31, 2025 and 2024.

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

The following tables set forth the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as follows (in thousands):

	Fair Value Measurements as of December 31, 2025 using:
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Cash equivalents:
Money market funds	$41,810	$—	$—	$41,810
U.S. treasury bills	6,330	—	—	6,330
Total cash equivalents	48,140	—	—	48,140
Exarafenib milestone asset (Note 6)	—	—	3,600	3,600
Investment in equity securities	382	—	—	382
Castle Creek PRV Interest (Note 4)	—	—	—	—
Castle Creek warrants (Note 4)	—	—	697	697
Total financial assets	$48,522	$—	$4,297	$52,819
Liabilities:
Exarafenib milestone contingent consideration (Note 6)	$—	$—	$3,600	$3,600
Share-based liability (Note 12)	—	—	3,197	3,197
Total financial liabilities	$—	$—	$6,797	$6,797

	Fair Value Measurements as of December 31, 2024 using:
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Cash equivalents:
Money market funds	$72,304	$—	$—	$72,304
U.S. treasury bills	20,367	—	—	20,367
Total cash equivalents	92,671	—	—	92,671
Exarafenib milestone asset (Note 6)	—	—	3,214	3,214
Investment in equity securities	3,529	—	—	3,529
Total financial assets	$96,200	$—	$3,214	$99,414
Liabilities:
Exarafenib milestone contingent consideration (Note 6)	$—	$—	$3,214	$3,214
Total financial liabilities	$—	$—	$3,214	$3,214

Exarafenib Milestone Asset and Exarafenib Milestone Contingent Consideration

The Exarafenib milestone asset and Exarafenib milestone contingent consideration represent the Company’s potential receipt of a future milestone payment and a future consideration payable to Kinnate CVR holders that are contingent upon the achievement of a certain specified milestone related to the Exarafenib sale. As of December 31, 2025, the estimated fair value of each of the Exarafenib milestone asset and Exarafenib milestone contingent consideration was $3.6 million. The fair value measurement was based on a probability-weighted discounted cash flow model using significant Level 3 inputs, such as anticipated timelines and the probability of achieving the development milestone. Both the Exarafenib milestone asset and Exarafenib milestone contingent consideration are remeasured at fair value at each reporting period with changes in fair value recorded in the other income, net line item of the consolidated statement of operations until settlement.

During the year ended December 31, 2025, the estimated fair value of both the Exarafenib milestone asset and Exarafenib milestone contingent consideration increased by $0.4 million. The increase in estimated fair value had an offsetting net impact of zero on the consolidated statements of operations for the year ended December 31, 2025.

Castle Creek PRV Interest and Warrants

The Castle Creek PRV Interest and warrants represent the Company's right to receive 6.7% of the proceeds from a potential Priority Review Voucher sale and warrants to purchase Castle Creek's Series D-1 Preferred Stock, acquired as part of the Castle Creek royalty financing transaction on February 24, 2025. As of December 31, 2025, the estimated fair value of the Castle Creek PRV Interest was nominal, and the estimated fair value of the Castle Creek warrants was $0.7 million. The fair value measurement for the Castle Creek PRV Interest was based on a probability-weighted discounted cash flow model, while the warrants were valued using a Black-Scholes option pricing model. Both valuations used significant Level 3 inputs, including expected timing of FDA approval, probability of PRV issuance and sale, expected volatility, risk-free interest rates, and discount rates reflecting the risk associated with Castle Creek's development program. Both the Castle Creek PRV Interest and warrants are remeasured at fair value at each reporting period with changes in fair value recorded in the change in fair value of embedded derivative related to RPA and other income, net line items of the consolidated statement of operations.

Investment in Equity Securities

The equity securities consisted of investments in publicly traded companies’ common stock that are classified on the consolidated balance sheets as current assets as of December 31, 2025 and 2024. The equity securities are revalued each reporting period with changes in fair value recorded in the other income, net line item of the consolidated statements of operations. The inputs that were used to calculate the fair value of the equity securities were observable prices in active markets and therefore were classified as a Level 1 fair value measurement.

Share-Based Liability

The Company uses a fair-value based measure to estimate the share-based liability at each reporting period until settlement. The Company uses the Black-Scholes Model to determine the fair value of the call options and the share-based liability each reporting period until settlement. Fair value of the share-based liability was $3.2 million as of December 31, 2025 and was categorized as Level 3 on the fair value hierarchy.

8. Lease Agreements

XOMA Royalty Office Lease

The Company leases a facility in Emeryville, California under an operating lease, which commenced on November 10, 2023 and has a term of 65 months. The Company recognized an operating lease right-of-use assets of $0.4 million and operating lease liabilities of $0.4 million on November 10, 2023, the commencement date of the lease.

Leases Assumed in Acquisitions

Kinnate Lease and Sublease

As part of the Kinnate acquisition in 2024, the Company acquired a lease agreement that was assigned to an assignee and expires on June 30, 2026. In accordance with ASC 842, the Company accounted for the lease as if it had commenced on the acquisition date. The Company recognized operating lease liabilities of $0.8 million as of April 3, 2024. No operating lease right-of-use assets were recorded due to the allocation of the excess of fair value of net assets acquired to certain qualifying assets under ASC 805.

As part of the Kinnate acquisition, the Company acquired a lease assignment agreement with an assignee that expires on June 30, 2026. For the years ended December 31, 2025 and 2024, the Company recognized sublease income of $0.4 million and $0.3 million, respectively, in the other income, net line item in the consolidated statement of operations.

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

HilleVax Sublease

As part of the HilleVax acquisition, the Company acquired an executed sublease agreement with a sublessee for a portion of the Boston Lease premises. The sublease commenced on November 1, 2025 and will expire three years and two months following the commencement date. The Company recognized $0.2 million of sublease income for the year ended December 31, 2025.

The following table summarizes the maturity of the Company’s operating lease liabilities as of December 31, 2025 (in thousands):

Year	Rent Payments
2026	$4,091
2027	3,951
2028	4,076
2029	4,126
2030	4,211
Thereafter	8,797
Total undiscounted lease payments	$29,252
Present value adjustment	(6,674)
Total net lease liability for operating leases	$22,578

As of December 31, 2025 and 2024, the total net lease liability was $22.6 million and $0.9 million, respectively. As of December 31, 2025, undiscounted lease payments of $28.7 million were reserved as part of the restricted cash held for Boston Lease payments.

As of December 31, 2025 the Company’s current and non-current operating lease liabilities were $2.5 million and $20.1 million, respectively. As of December 31, 2024 the Company’s current and non-current operating lease liabilities were $0.4 million and $0.5 million, respectively.

The following table summarizes the cost components of the Company’s operating leases included in G&A in the consolidated statements of operations for the years ended December 31, 2025 and 2024, respectively (in thousands):

	Year Ended December 31,
	2025	2024
Lease costs:
Operating lease cost	$824	$131
Variable lease cost (1)	337	18
Total lease costs	$1,161	$149

(1)Under the terms of the lease agreements, the Company is also responsible for certain variable lease payments that are not included in the measurement of the lease liability. Variable lease payments include non-lease components such as common area maintenance fees.

The following table presents supplemental disclosure for the consolidated statements of cash flows related to operating leases (in thousands):

	Year Ended December 31,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows under operating leases	$1,011	$83

The assumptions used in calculating the present value of the lease payments for the Company’s operating leases as of December 31, 2025 and 2024, respectively, were as follows:

	December 31,	December 31,
	2025	2024
Weighted-average remaining lease term	6.88 years	2.52 years
Weighted-average discount rate	7.73%	8.00%

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

In connection with the Blue Owl Loan Agreement, XOMA issued to Blue Owl and certain funds affiliated with Blue Owl warrants to purchase: (i) up to 40,000 shares of XOMA’s common stock at an exercise price of $35.00 per share; (ii) up to 40,000 shares of XOMA’s common stock at an exercise price of $42.50 per share; and (iii) up to 40,000 shares of XOMA’s common stock at an exercise price of $50.00 per share (collectively, the “Blue Owl Warrants”). The fair value of the Blue Owl Warrants was determined using the Black-Scholes Model and was estimated to be $1.5 million. As of December 31, 2025, all Blue Owl Warrants were outstanding.

The initial term loan of $130.0 million is carried at amortized cost. Amortization of the initial term loan is applied under the expected-effective-yield approach using the retrospective interest method. As of December 15, 2023, the EIR was determined to be 11.01%. The Company recorded a debt discount of $5.3 million, which included $3.8 million in allocated fees and lender expenses and $1.5 million for the fair value of the Blue Owl Warrants. The Company also recorded $0.6 million in direct debt issuance costs allocated to the initial term loan. The Company will accrete both the debt discount of $5.3 million and $0.6 million of direct debt issuance costs over the expected term of the initial term loan.

As of the closing date of December 15, 2023, the Company recorded the $0.3 million allocated costs for the delayed draw term loan commitment as a non-current asset in other assets - long term in the consolidated balance sheet and will reclassify the amount as a debt discount when the delayed draw term loan is drawn. As of December 31, 2025, no amount had been drawn from the delayed draw term loan.

In March 2025, XRL made a semi-annual payment of $11.1 million which included an interest payment of $6.1 million and principal repayment of $5.0 million. In September 2025, XRL made a semi-annual payment of $11.4 million which included an interest payment of $5.8 million and principal repayment of $5.6 million. The carrying value of the short and long-term portion of the initial term loan was $12.5 million and $96.5 million, respectively, as of December 31, 2025. As of December 31, 2025, the EIR was determined to be 10.89%. The Company recorded $13.0 million in interest expense during the year ended December 31, 2025. As of December 31, 2025, the Company had an unaccreted debt discount of $3.1 million and unaccreted direct issuance costs of $0.4 million to be accreted over the expected remaining term of the initial term loan.

The following table summarizes the impact of the initial term loan on the Company’s consolidated balance sheet as of December 31, 2025 (in thousands):

December 31, 2025
Gross principal	$130,000
Principal repayments	(17,502)
Debt discount and debt issuance costs	(3,521)
Total carrying value net of principal repayments, debt discount, and debt issuance costs	108,977
Less: current portion of long-term debt	(12,526)
Long-term debt	$96,451

Long-term debt on the Company’s consolidated balance sheet as of December 31, 2025 and 2024 included only the carrying value of the Blue Owl Loan. Fair value of long-term debt was $110.7 million as of December 31, 2025, and was categorized as Level 3 on the fair value hierarchy.

Aggregate projected future principal payments of the initial term loan as of December 31, 2025, are as follows (in thousands):

Year Ending December 31,	Payments
2026	$13,506
2027	16,631
2028	20,207
2029	24,278
2030	28,906
Thereafter	8,970
Total payments	$112,498

Accretion of debt discounts and issuance costs are included in interest expense. Interest expense in the consolidated statements of operations for the years ended December 31, 2025 and 2024 relates to the initial term loan (in thousands):

	Year Ended
	December 31,
	2025	2024
Accrued interest expense	$11,644	$12,490
Accretion of debt discount and debt issuance costs	1,387	1,350
Total interest expense	$13,031	$13,840

10. Common Stock Warrants

As of December 31, 2025 and 2024, the following common stock warrants were outstanding:

			Exercise Price	December 31,	December 31,
Issuance Date	Expiration Date	Balance Sheet Classification	per Share	2025	2024
May 2018	May 2028	Stockholders’ equity	$23.69	6,332	6,332
March 2019	March 2029	Stockholders’ equity	$14.71	4,845	4,845
December 2023	December 2033	Stockholders’ equity	$35.00	40,000	40,000
December 2023	December 2033	Stockholders’ equity	$42.50	40,000	40,000
December 2023	December 2033	Stockholders’ equity	$50.00	40,000	40,000
				131,177	131,177

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

In December 2023, in connection with the Blue Owl Loan, the Company issued the Blue Owl Warrants to certain funds affiliated with Blue Owl, which are exercisable in whole or in part for up to an aggregate of 120,000 shares of the Company’s common stock, inclusive of warrants to purchase three tranches of up to 40,000 shares of common stock each at an exercise price of $35.00, $42.50, and $50.00 per share, respectively. The Blue Owl Warrants may be exercised on a cashless basis and are exercisable within 10 years from the date of issuance or upon the consummation of certain acquisitions of the Company. The aggregate fair value of the Blue Owl Warrants of $1.5 million is classified in stockholders’ equity on the consolidated balance sheets.

11. Commitments and Contingencies

Collaborative Agreements, Royalties, and Milestone Payments

The Company has committed to make potential future milestone payments and legal fees to third parties as part of licensing and development programs. Payments under these agreements become due and payable only upon the achievement of certain developmental, regulatory and commercial milestones by the Company’s licensees. Because it is uncertain if and when these milestones will be achieved, such contingencies, aggregating up to $12.1 million (assuming one product per contract meets all milestone events), including the $10.0 million BioInvent contingent consideration, have not been recorded on the accompanying consolidated balance sheets. The Company is unable to determine precisely when and if payment obligations under the agreements will become due as these obligations are based on milestone events, the achievement of which is subject to a significant number of risks and uncertainties. None of these milestones were assessed to be probable as of December 31, 2025.

Contingent Consideration

The Company has committed to pay contingent consideration pursuant to its transactions with LAVA, HilleVax, Pulmokine, Kinnate, Kuros, and Daré (see Notes 4 and 6 for additional information).

As of December 31, 2025, the Company recorded $3.6 million for the Exarafenib milestone contingent consideration, which represented the estimated fair value of potential future payments upon the achievement of a certain specified milestone related to exarafenib payable to Kinnate CVR holders upon the closing of the Kinnate acquisition under the Kinnate CVR Agreement. The Exarafenib milestone contingent consideration is measured at fair value at each reporting period, with changes in fair value recorded in other income, net.

During the year ended December 31, 2025, the Company recorded $5.7 million upon the closing of the HilleVax acquisition for the HilleVax Boston Lease contingent consideration which represented the probable amount of potential future payments related to the security deposit and sublease receipts from the Boston Lease, payable to HilleVax CVR holders under the HilleVax CVR Agreement.

During the year ended December 31, 2025, the Company recorded $9.1 million upon the closing of the LAVA acquisition for the additional closing net cash contingent consideration and the tax reserve contingent consideration which represented the probable amount of potential future payments, payable to LAVA CVR holders under the LAVA CVR Agreement.

The liability for future Kuros sales milestones, the Daré milestones, the Pulmokine contingent consideration, the HilleVax contingent consideration for HIL-216 and the LAVA contingent consideration for partnered programs and LAVA-1266 will be recorded when the amounts, by product, are probable and reasonably estimable.

As of December 31, 2025, none of the contingent consideration related to Pulmokine, Kuros, Daré, HilleVax’s HIL-216, or LAVA’s existing partnerships or dispositions were assessed to be probable and as such, no liability was recorded on the consolidated balance sheet.

12. Stock Based Compensation and Other Benefit Plans

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

Employee Stock Purchase Plan

In December 2025, the Board approved the 2025 ESPP, which replaced the Company’s legacy 2015 ESPP.

Both the 2015 ESPP and 2025 ESPP consist of consecutive 24-month overlapping offering periods that begin on December 1 and June 1 and end 24 months later on November 30 and May 31, respectively. Each offering period is comprised of four consecutive six-month purchase periods starting on December 1 and June 1 and ending on November

30 and May 31, respectively. Employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the last day of the purchase period.

As of December 31, 2025, the Company had 500,000 remaining authorized shares available for purchase under the ESPP.

During the years ended December 31, 2025 and 2024, employees purchased 13,857 and 12,899 shares of common stock, respectively, under the ESPP.

Deferred Savings Plan

Under Section 401(k) of the Internal Revenue Code of 1986, the Board has adopted a tax-qualified deferred compensation plan for employees of the Company. Participants may make contributions which defer up to 50% of their eligible compensation per payroll period, up to a maximum for 2025 and 2024 of $23,500 and $23,000, respectively (or $31,000 and $30,500, respectively, for employees over 50 years of age). For employees between 60 and 63 years of age, the maximum contribution for 2025 is $34,750 with the Secure 2.0 Act Super Catch-up Contribution. The Company may, at its sole discretion, make contributions each plan year, in cash or in shares of the Company’s common stock, in amounts which match up to 50% of the salary deferred by the participants. The expense related to these contributions was $0.1 million for each of the years ended December 31, 2025 and 2024, and 100% was paid in common stock for each year.

Stock Options and Other Stock Awards Plans

2010 Plan Stock Options

In May 2010, the Compensation Committee and Board adopted, and in July 2010 the Company’s stockholders approved the 2010 Plan. The 2010 Plan was most recently amended in 2025 to increase the number of shares of common stock issuable under the 2010 Plan.

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

As of December 31, 2025, the Company had 910,161 shares available for grant under the 2010 Plan. As of December 31, 2025, options to purchase 2,153,457 shares of common stock were outstanding under the 2010 Plan.

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

Fair Value Assumptions of 2010 Plan Stock Options

The fair value of the stock options granted under the 2010 Plan during the years ended December 31, 2025 and 2024, was estimated based on the following assumptions:

	Year Ended December 31,
	2025	2024
Dividend yield	—%	—%
Expected volatility	63%	65%
Risk-free interest rate	4.24%	4.35%
Expected term	5.79 years	5.79 years

The weighted-average grant-date fair value per share of the options granted under the 2010 Plan during the years ended December 31, 2025 and 2024 was $15.11 and $15.32, respectively.

Cash-Out Agreement

In October 2025, the Company entered into the Cash-Out Agreement to provide cash settlement for vested stock options expiring in December 2026 and February 2027 held by Thomas Burns, the Company’s then Chief Financial Officer. The agreement specifies five cash-out dates between February 2026 and February 2027. Under this arrangement, Mr. Burns will receive cash payments in exchange for up to 142,278 shares of his vested and outstanding stock options. Payments will be based on the difference between the applicable exercise price (ranging from $4.03 to $5.50 per share) and the closing price of the Company’s common stock on the respective cash-out date, subject to applicable taxes and withholdings.

The Cash-Out Agreement is treated as a modification of the respective stock options under ASC 718, which changed the awards’ classification from equity to liability. On the modification date, the Company recorded a share-based liability based on the options’ then-current fair value, and recognized an incremental compensation cost of $3.5 million for the difference between the fair value of the liability awards on the modification date and the original grant-date fair value. The share-based liability is remeasured at fair value in each reporting period until settlement. As of December 31, 2025, the estimated fair value of the share-based liability of $3.2 million was included in accrued and other current liabilities in the consolidated balance sheet.

In January 2026, the Cash-Out Agreement was effectively terminated upon the termination of Mr. Burns’ employment. See Note 17.

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

The weighted-average grant-date fair value per share of options granted to Mr. Hughes and Mr. Sitko at an exercise price of $18.66 per share during the first quarter of 2023 was $11.91. The weighted-average grant-date fair value per share of options granted to Mr. Hughes and Mr. Sitko at an exercise price of $30.00 per share during the first quarter of 2023 was $14.68. No Stock Option Inducement Awards were granted during the year ended December 31, 2025.

The activity for all stock options for the year ended December 31, 2025 was as follows:

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Contractual	Intrinsic
	Number of	Price	Remaining Term	Value
	shares	Per Share	(in years)	(in thousands)
Outstanding as of January 1, 2025	2,426,929	$20.83	5.77	$18,644
Granted	9,936	25.12
Exercised	(246,395)	7.63
Forfeited, expired or cancelled	(37,013)	75.20
Outstanding as of December 31, 2025	2,153,457	$21.42	5.23	$14,520
Exercisable as of December 31, 2025	1,994,839	$21.24	5.08	$13,836
Vested and expected to vest as of December 31, 2025	2,153,457	$21.42	5.23	$14,520

The aggregate intrinsic value of stock options exercised during the years ended December 31, 2025 and 2024 was $6.0 million and $6.2 million, respectively. The intrinsic value is the difference between the fair value of the Company’s common stock at the time of exercise and the exercise price of the stock option.

The Company recorded $2.9 million in stock-based compensation expense related to equity-classified stock options during the year ended December 31, 2025. As of December 31, 2025, $1.9 million of total unrecognized compensation expense related to equity-classified stock options was expected to be recognized over a weighted average period of 1.01 years. For the year ended December 31, 2025, the Company recognized compensation expense of $2.5 million, related to liability-classified stock options under the Cash-Out Agreement.

Performance Stock Unit Awards

Since May 2023, the Company has granted employees 781,283 PSUs under the 2010 Plan.

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

In connection with Mr. Hughes’ appointment to full-time Chief Executive Officer in January 2024, the Company granted Mr. Hughes 275,000 PSUs under the 2010 Plan with generally the same terms as the May 2023 PSU grants. In April 2024, the Company granted certain employees an aggregate of 10,000 PSUs under the 2010 Plan with generally the same terms as the May 2023 PSU grants. In August, September, and December 2025, the Company granted certain employees an aggregate of 47,683 shares under the 2010 Plan with generally the same terms as the May 2023 PSU grants.

In November 2024, the $30.00 stock price hurdle was achieved and in September 2025, the $35.00 stock price hurdle was achieved.

Fair Value Assumptions of Performance Stock Unit Awards

The fair value of the PSUs granted was estimated based on a Monte Carlo valuation model which incorporates into the valuation the possibility that the stock price hurdles may not be satisfied.

The grant date fair values of the PSUs granted in 2024 were estimated as follows:

			Derived
Hurdle Price	Number of	Fair Value	Service Period
Per PSU	PSUs	Per Share	(in years)
$30.00	165,900	$18.42-19.71	0.46-0.74
$35.00	55,290	$17.24-17.67	0.66-0.96
$40.00	34,029	$15.85-16.14	0.82-1.15
$45.00	29,781	$14.20-15.13	0.95-1.31
	285,000

The grant date fair values of the PSUs granted in 2025 were estimated as follows:

			Derived
Hurdle Price	Number of	Fair Value	Service Period
Per Share	PSUs	Per Share	(in years)
$30.00	21,106	$22.84-37.85	0.08-0.12
$35.00	8,701	$16.40-36.37	0.08-0.29
$40.00	7,951	$11.34-29.46	0.12-0.40
$45.00	9,925	$6.57-22.33	0.24-0.48
	47,683

The Company estimates that it will recognize total stock-based compensation expense of approximately $12.9 million in aggregate for the PSUs granted since May 2023 using the graded expense attribution method over the requisite service period of each tranche. If the stock price hurdles are met sooner than the requisite service period, the stock-based compensation expense for the respective stock price hurdle will be accelerated. Stock-based compensation expense will be recognized over the requisite service period if the grantees continue to provide service to the Company regardless of whether the PSU stock price hurdles are achieved.

The activity for all PSUs for the year ended December 31, 2025, was as follows:

		Weighted
		Average
		Grant Date
	Number of	Fair Value
	Unvested PSUs	Per Share
Unvested balance as of January 1, 2025	597,117	$16.03
Granted	47,683	20.61
Vested	(264,893)	17.35
Forfeited	—	—
Unvested balance as of December 31, 2025	379,907	$15.69

The Company recorded $3.2 million of stock-based compensation expense related to the PSUs during the year ended December 31, 2025. As of December 31, 2025, there was $0.8 million in unrecognized stock-based compensation expense related to outstanding PSUs granted to employees, with a weighted-average remaining recognition period of 0.38 years.

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

The activity for all RSUs for the year ended December 31, 2025 was as follows:

		Weighted
		Average
		Grant Date
	Number of	Fair Value
	Unvested RSUs	Per Share
Unvested balance as of January 1, 2025	15,175	$24.71
Granted	29,855	25.12
Vested	(15,175)	24.71
Forfeited	—	—
Unvested balance as of December 31, 2025	29,855	$25.12

The Company recorded $0.6 million in stock-based compensation expense related to the RSUs during the year ended December 31, 2025. As of December 31, 2025, there was $0.3 million unrecognized stock-based compensation expense related to the outstanding RSUs granted to non-employee directors, with a weighted-average remaining recognition period of 0.39 years.

Stock-based Compensation Expense

All stock-based compensation expense is recorded in G&A expenses. The following table shows total stock-based compensation expense for stock options, PSUs, RSUs, and ESPP in the consolidated statements of operations (in thousands):

	Year Ended December 31,
	2025	2024
Equity-classified awards:	$6,816	$10,312
Liability-classified awards:	2,457	—
Total stock-based compensation expense	$9,273	$10,312

13. Net Income (Loss) Per Share Available to (Attributable to) Common Stockholders

The following is a reconciliation of the numerator (net income or loss) and the denominator (number of shares) used in the calculation of basic and diluted net income (loss) per share available to (attributable to) common stockholders (in thousands, except per share amounts):

	Year Ended December 31,
	2025	2024
Numerator
Net income (loss)	$31,712	$(13,821)
Less: Series A accumulated dividends	(2,122)	(2,122)
Less: Series B accumulated dividends	(3,406)	(3,350)
Less: Allocation of undistributed earnings to participating securities	(7,668)	—
Net income (loss) available to (attributable to) common stockholders, basic	$18,516	$(19,293)
Add: Adjustments to undistributed earnings allocated to participating securities	7,668	—
Net income (loss) available to (attributable to) common stockholders, diluted	$26,184	$(19,293)

Denominator
Weighted-average shares used in computing net income (loss) per share available to (attributable to) common stockholders, basic	12,081	11,701
Effect of dilutive Series X Preferred Stock	5,003	—
Effect of dilutive warrants for common stock	3	—
Effect of dilutive PSUs	240	—
Effect of dilutive RSUs	17	—
Effect of dilutive common stock options	638	—
Weighted-average shares used in computing net income (loss) per share available to (attributable to) common stockholders, diluted	17,982	11,701
Net income (loss) per share available to (attributable to) common stockholders, basic	$1.53	$(1.65)
Net income (loss) per share available to (attributable to) common stockholders, diluted	$1.46	$(1.65)

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

The following table shows the weighted-average shares from outstanding securities considered anti-dilutive and therefore excluded from the computation of diluted net income (loss) per share available to (attributable to) common stockholders (in thousands):

	Year Ended December 31,
	2025	2024
Convertible Preferred Stock	—	5,003
Common stock options	562	1,755
Contingently issuable PSUs	—	273
Warrants for common stock	120	131
Total	682	7,162

For PSUs with market conditions, if the market conditions have not been satisfied by the end of the reporting period, the number of shares that would be issuable is based on the market price at the end of the reporting period. This approach treats the end of the reporting period as if it were the end of the contingency period for calculating diluted earnings per share. For market conditions that have not yet been satisfied, no shares would be issuable based on the market price of $26.59 per share as of December 31, 2025.

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

14. Capital Stock

Series X Convertible Preferred Stock

The Company sold directly to BVF 5,003 shares of Series X Convertible Preferred Stock in 2017. As of December 31, 2025 and 2024, there were 5,003 shares authorized and issued of Series X Convertible Preferred Stock.

The Series X Convertible Preferred Stock have the following characteristics, which are set forth in the Certificate of Designation of Series X Convertible Preferred Stock filed with the Nevada Secretary of State.

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

As of December 31, 2025 and 2024, there were 984,000 shares authorized and issued of Series A Preferred Stock.

The Series A Preferred Stock have the following characteristics, which are set forth in the Certificate of Designation of 8.625% Series A Cumulative Perpetual Preferred Stock filed with the Nevada Secretary of State.

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

Redemption and Special Optional Redemption— The Company, at its option, may redeem the Series A Preferred Stock, in whole or in part, at any time for a cash redemption price, plus any accrued and unpaid dividends, as follows: $25.25 per share prior to December 15, 2025 and $25.00 per share on or after December 15, 2025. The Company also has a special optional redemption option whereby, upon the occurrence of a delisting event or change of control event, the Company may redeem outstanding Series A Preferred Stock at an amount of $25.00 per share.

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

In December 2025, the Company sold 160,500 Series B Depositary Shares, at the average price of $25.04 per Series B Depositary Share, through the 2025 Series B Preferred Stock ATM Agreement for aggregate gross proceeds of $4.0 million, of which 100,000 Series B Depositary Shares were issued to Mr. Hughes, the Company’s Chief Executive

Officer, for gross proceeds of $2.5 million. Total offering costs paid, including commissions, were insignificant and were offset against the proceeds from the sale of Series B Depositary Shares.

As of December 31, 2025 and 2024, there were 3,600 shares of Series B Preferred Stock authorized, and 1,760.5 and 1,600 shares issued and outstanding, respectively.

The Series B Preferred Stock has the following characteristics, which are set forth in the Certificate of Designation of 8.375% Series B Cumulative Perpetual Preferred Stock, as corrected, filed with the Nevada Secretary of State.

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

Redemption and Special Optional Redemption - The Company, at its option, may redeem the Series B Preferred Stock, for cash, in whole or in part, at any time or from time to time, as follows: between April 15, 2025 to April 15, 2026, at a redemption price of $25,250.00 per share ($25.25 per depositary share) and on or after April 15, 2026, at a redemption price of $25,000.00 per share ($25.00 per depositary share), and in each case, plus any accrued and unpaid dividends thereon up to but not including the date fixed for redemption, without interest. If fewer than all of the outstanding shares of Series B Preferred Stock are to be redeemed, the shares to be redeemed will be determined pro rata or by lot. Upon the occurrence of a delisting event or change of control the Company will have the option to redeem the Series B Preferred Stock, in whole or in part, for cash at $25,000.00 per share plus accrued and unpaid dividends.

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

Dividends

During the year ended December 31, 2025, the Company’s Board declared and paid cash dividends on the Company’s Series A Preferred Stock and Series B Depositary shares as follows:

	Series A Preferred Stock	Series B Depositary Share
	Cash Dividend Declared	Cash Dividend Declared
Dividend Declaration Date	($ per share)	($ per share)	Dividend Payment Date
October 23, 2024	$0.53906	$0.52344	January 15, 2025
February 26, 2025	$0.53906	$0.52344	April 15, 2025
May 21, 2025	$0.53906	$0.52344	July 15, 2025
July 31, 2025	$0.53906	$0.52344	October 15, 2025
October 14, 2025	$0.53906	$0.52344	January 15, 2026

BVF Ownership

As of December 31, 2025, BVF owned approximately 21.8% of the Company’s total outstanding shares of common stock, and if all the shares of Series X Convertible Preferred Stock were converted (without taking into account beneficial ownership limitations), BVF would own 45.0% of the Company’s total outstanding shares of common stock. The Company’s Series A Preferred Stock becomes convertible upon the occurrence of specific events and as of December 31, 2025, the contingency was not met, therefore the Series A Preferred Stock owned by BVF is not included in the as-converted ownership calculation. Due to its significant equity ownership, BVF is considered a related party of the Company.

2025 Common Stock ATM Agreement

On October 3, 2025, the Company entered into the 2025 Common Stock ATM Agreement with Leerink, under which the Company may offer and sell from time to time at its sole discretion shares of its common stock through Leerink as its sales agent, in an aggregate amount not to exceed $75.0 million. The 2025 Common Stock ATM Agreement replaced the 2018 Common Stock ATM Agreement that was terminated in September 2025. Leerink may sell the shares by any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 of the Securities Act and will use its commercially reasonable efforts consistent with its normal trading and sales practices to sell the shares up to the amount specified. The Company will pay Leerink a commission of up to 3% of the gross proceeds of any shares of common stock sold under the 2025 Common Stock ATM Agreement. From October 3, 2025 through December 31, 2025, the Company sold 8,966 shares of its common stock under the 2025 Common Stock ATM Agreement for gross proceeds of $0.3 million, and paid approximately $10,000 in commissions, resulting in net proceeds to the Company of approximately $0.3 million.

2025 Series B Preferred Stock ATM Agreement

On October 3, 2025, the Company entered into the 2025 Series B Preferred Stock ATM Agreement with HCW, under which the Company may offer and sell from time to time at its sole discretion depositary shares, each representing 1/1000th of a share of the Company’s Series B Preferred Stock, through HCW as its sales agent, in an aggregate amount not to exceed $50.0 million. The 2025 Series B Preferred Stock ATM Agreement replaced the 2021 Series B Preferred Stock ATM Agreement that was terminated in September 2025. HCW may sell the depositary shares by any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 of the Securities Act and will use its commercially reasonable efforts consistent with its normal trading and sales practices to sell the depositary shares up to the amount specified. The Company will pay HCW a commission of up to 3% of the gross proceeds of any depositary shares sold under the 2025 Series B Preferred Stock ATM Agreement. From October 3, 2025 through December 31, 2025 the Company sold 160.5 shares of its Series B Preferred Stock under the 2025 Series B Preferred Stock ATM Agreement for gross proceeds of $4.0 million, and paid approximately $0.1 million in commissions with $0.1 million of fees waived, resulting in net proceeds to the Company of approximately $4.0 million.

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

On December 3, 2025, the Company entered into a stock purchase agreement with a stockholder to repurchase 539,131 shares of its common stock, originally issued in 2017, for $13.6 million in cash. The transaction was consummated on December 4, 2025, and the repurchased shares were cancelled. The repurchase was recorded as a reduction of stockholder’s equity.

During the year ended December 31, 2025, the Company purchased and retired a total of 648,048 shares of its common stock, with an aggregate fair market value of approximately $16.0 million, under its stock repurchase program. Pursuant to Section 4501 of the Internal Revenue Code, a 1% excise tax is imposed on the aggregate fair market value of stock repurchases during the taxable year, provided the total value of repurchases exceeds a $1.0 million de minimis threshold. As cumulative repurchases exceeded this threshold in 2025, the Company recorded an excise tax liability of $68,000, which is reflected as a reduction to stockholders’ equity in the consolidated balance sheet as of December 31, 2025. From the inception of the stock repurchase program through December 31, 2025, the Company purchased a total of 648,708 shares of its common stock pursuant to the stock repurchase program for $16.1 million.

15. Income Taxes

The domestic and foreign components of income (loss) before income taxes are as follows (in thousands):

	Year Ended December 31,
	2025	2024
Domestic	$32,032	$(19,411)
Foreign	(217)	(68)
Income (loss) before income taxes	$31,815	$(19,479)

The Company recorded a deferred foreign income tax expense (benefit) as follows (in thousands):

	Year Ended December 31,
	2025	2024
Current:
Federal	$—	$—
State	—	—
Foreign	—	—
Total current tax expense (benefit)	$—	$—

Deferred:
Federal	$—	$(5,483)
State	—	(175)
Foreign	103	—
Total deferred tax expense (benefit)	$103	$(5,658)

Upon adoption of ASU 2023-09, as described in Note 2, Basis of Presentation and Significant Accounting Policies, the reconciliation of taxes at the federal statutory rate to the Company’s provision for income taxes for the year ended December 31, 2025, was as follows (in thousands, except for percentages):

	Year Ended December 31, 2025
	Amount	Percent
U.S. federal statutory tax rate	$6,681	21%
State and local income taxes, net of federal income tax effect	—	—%
Foreign tax effects	103	—%
Effect of cross-border tax laws	—	—%
Effect of changes in tax laws or rates enacted in the current period:
Tax credits	—	—%
Changes in Valuation Allowances	(2,538)	(8)%
Nontaxable or nondeductible items:
Stock based compensation	(584)	(2)%
Nondeductible executive compensation	735	2%
Bargain purchase gain	(4,457)	(14)%
Other permanent differences	163	1%
Changes in unrecognized tax benefits	—	—%
Effective tax rate	$103	—%

The reconciliation of taxes at the federal statutory rate to the Company’s provision for income taxes for the year ended December 31, 2024 in accordance with the guidance prior to the adoption of ASU 2023-09 was as follows:

Year Ended December 31,
2024
Federal tax at statutory rate	21%
Stock compensation and other permanent differences	(2)%
Nondeductible executive compensation	(2)%
Bargain purchase gain	20%
Tax benefit related to Pulmokine acquisition	29%
Valuation allowance	(37)%
Total	29%

Upon adoption of ASU 2023-09, as described in Note 2, Basis of Presentation and Significant Accounting Policies, the total cash paid for income taxes, net of refunds, during the year ended December 31, 2025 was as follows (in thousands):

Federal	$277
State	—
Foreign	—
Total cash paid for income taxes, net of refunds	$277

The Company made no cash payments for income taxes and received no income tax refunds during the year ended December 31, 2024.

The significant components of net deferred tax assets as of December 31, 2025 and 2024, were as follows (in thousands):

	December 31,
	2025	2024
Capitalized research and development expenses	$80,267	$22,663
Net operating loss carryforwards	42,946	36,675
Research and development and other tax credit carryforwards	13,176	13,176
Stock compensation	4,930	5,577
Unearned revenue	960	1,250
Royalty receivable	10,931	10,717
Lease liabilities	4,850	201
Intangible Asset	6,603	—
Other	658	585
Subtotal	165,321	90,844
Less: valuation allowance	(159,927)	(85,160)
Total net deferred tax assets	5,394	5,684

Right-of-use assets	(55)	(69)
Intangible liability	(5,339)	(5,615)
Total deferred tax liabilities	(5,394)	(5,684)
Net deferred tax liabilities	$—	$—

The net increase in the valuation allowance was $74.8 million and $26.8 million, for the years ended December 31, 2025 and 2024, respectively. In connection with the acquisition of Pulmokine in 2024, the Company released $5.7 million of valuation allowance to continuing operations.

Deferred tax assets primarily consist of NOL carryforwards, research and development tax credit carryforwards, and capitalized research and development expenditures. The increase in deferred tax assets during the year ended December 31, 2025 was primarily attributable to capitalized research and development expenditures, including amounts arising from business acquisitions. The Company evaluates the realizability of deferred tax assets on a jurisdictional basis by considering all available positive and negative evidence, including historical operating results, cumulative losses, and expectations of future taxable income. Based on the weight of available evidence, including the Company’s history of cumulative losses and historical operating performance, management determined that it was more likely than not that the Company’s deferred tax assets would not be realized. Accordingly, the Company recorded a full valuation allowance against its net deferred tax assets.

Based on an analysis under Section 382 of the Internal Revenue Code (which subjects the amount of pre-change NOLs and certain other pre-change tax attributes that can be utilized to annual limitations), the Company experienced an ownership change in February 2017 which substantially limits the future use of its pre-change NOLs and certain other pre-change tax attributes per year. The Company has excluded the related tax attributes that will expire as a result of the annual limitations in the deferred tax assets as of December 31, 2025 and 2024. To the extent that the Company does not utilize its carryforwards within the applicable statutory carryforward periods, either because of Section 382 limitations or the lack of sufficient taxable income, the carryforwards will expire unused.

As of December 31, 2025, the Company had federal NOL carryforwards of approximately $198.4 million and state NOL carryforwards of approximately $23.5 million to offset future taxable income. $13.6 million of federal NOL carryforwards will begin to expire in 2036 and the remainder may be carried forward indefinitely. The state NOL carryforwards will begin to expire in 2033.

The Company had federal orphan drug credit of $2.0 million which if not utilized will expire in 2037. The Company also had $19.8 million of California research and development tax credits which have no expiration date.

Under current U.S. federal tax law, NOLs generated in tax years beginning after December 31, 2017 may be carried forward indefinitely. The utilization of such net operating losses is generally limited to 80% of taxable income in any given year.

On July 4, 2025, the “One Big Beautiful Bill Act” (“OBBBA”) was signed into law. The legislation includes significant revisions to U.S. corporate income tax laws, including changes to the treatment of research and development expenditures and certain international tax provisions. The enactment of the OBBBA did not have a material impact on the Company’s consolidated financial statements due to the Company’s cumulative losses and full valuation allowance position.

The Company files income tax returns in the U.S., various states, and foreign jurisdictions. The Company’s federal income tax returns for tax years 2022 and beyond remain subject to examination by the Internal Revenue Service. The Company’s state income tax returns for tax years 2021 and beyond remain subject to examination by state tax authorities. The Company's income tax returns outside the U.S. remain open to examination for 2021 and beyond. In addition, all of the NOLs and research and development credit carryforwards that may be used in future years are still subject to adjustment.

The following table summarizes the Company’s activity related to its unrecognized tax benefits (in thousands):

	Year Ended December 31,
	2025	2024
Balance as of January 1	$5,938	$5,938
Increase related to current year tax position	—	—
(Decrease) Increase related to prior year tax position	—	—
Balance as of December 31	$5,938	$5,938

As of December 31, 2025, the Company had a total of $5.9 million of gross unrecognized tax benefits, none of which would affect the effective tax rate upon realization as the Company currently has a full valuation allowance against its deferred tax assets. The reversal of related deferred tax assets will be offset by a valuation allowance, should any of these uncertain tax positions be favorably settled in the future.

The Company will recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. Through December 31, 2025, the Company has not accrued interest or penalties related to uncertain tax positions.

16. Segment and Geographic Information

Segment Information

The Company’s chief operating decision maker (“CODM”) is the Chief Executive Officer. The Company has determined that it operates in one operating segment and the CODM regularly reviews information and business activities on a consolidated basis to allocate resources and assess performance. Segment income and revenues consist of income from purchased receivables through RPAs, AAAs, and CPPAs, revenue from the licenses of intellectual property and related milestone and royalties, and revenue from the sale of future revenue streams. The Company derives income and revenues primarily from the U.S., Switzerland, and the Asia Pacific. The CODM uses net income (loss) reported in the consolidated statements of operations to evaluate income (loss) generated from segment assets (return on assets) in deciding whether to invest into the Company’s consolidated operations, such as to broaden its royalty portfolios or to repurchase its common stock. The measure of segment assets is reported on the balance sheet as total consolidated assets. Consolidated net income (loss) is used to monitor budget versus actual results. The Company does not have intra-entity sales or transfers (other than as was necessary to secure the VABYSMO royalty backed loan from Blue Owl).

Presented in the table below is segment information for the years ended December 31, 2025 and 2024 (in thousands):

	Year Ended December 31,
	2025	2024
Income and revenues	$52,149	$28,487
Business development and deal related costs	(6,654)	(2,971)

Other segment items:
Research and development expenses	(1,712)	(2,875)
Depreciation of property and equipment	(11)	(10)
Other general and administrative expenses(1)	(29,427)	(31,497)
Credit losses on purchased receivables	—	(30,904)
Amortization of intangible assets	(2,961)	(206)
Gains on acquisitions	21,224	19,316
Change in fair value of embedded derivative related to RPA	—	8,100
Change in fair value of derivatives related to Castle Creek	93	—
Interest expense	(13,031)	(13,840)
Other income, net	12,145	6,921
Income tax expense	(103)	5,658
Segment and consolidated net income (loss)	$31,712	$(13,821)

(1)	Other general and administrative expenses for the years ended December 31, 2025 and 2024 are general and administrative expenses of $36.1 million and $34.5 million, net of business development and deal related costs and depreciation of property and equipment, respectively.

Geographic Information

Income and revenue attributed to the following geographic regions was as follows (in thousands) based on the location of the partners and licensees:

	Year Ended December 31,
	2025	2024
United States	$23,092	$12,062
Switzerland	23,957	14,800
Europe (excluding Switzerland)	—	500
Asia Pacific	4,100	1,125
Australia	1,000	—
Total	$52,149	$28,487

The Company’s property and equipment is held in the U.S.

17. Subsequent Events

Generation Bio Acquisition

In February 2026, the Company acquired Generation Bio through a tender offer for $4.2913 in cash per Generation Bio ordinary share and one non-transferrable CVR per share.

Repare Acquisition and XenoTherapeutics Arranger Letter

On November 14, 2025, the Repare Acquisition Agreement was executed, pursuant to which the Company acted as structuring agent in connection with the acquisition of Repare’s issued and outstanding common shares by Xeno. Xeno agreed to pay the Company an arranger fee of $3.0 million following the closing of the Repare acquisition for the services rendered, which fee was received in January 2026. BVF, a related party of the Company (Note 14), owned approximately 24.0% of Repare before its acquisition by Xeno.

The Repare acquisition closed on January 28, 2026.

Transition of Chief Financial Officer and Termination of Cash-Out Agreement

In January 2026, the Company announced the resignation of its then Chief Financial Officer, Mr. Burns, and the appointment of Mr. Jeffrey Trigilio as its new Chief Financial Officer. In conjunction with this transition, the Cash-Out Agreement was terminated as of Mr. Burns’ separation date (see Note 12). Mr. Burns’ vested stock options remain outstanding in accordance with their original terms.

Seralutinib Clinical Trial Results

In February 2026, Gossamer Bio announced topline results from the Phase 3 PROSERA clinical trial evaluating seralutinib for the treatment of pulmonary arterial hypertension. The trial did not meet its prespecified primary endpoint. Gossamer Bio plans to engage with regulatory authorities to discuss potential next steps for the seralutinib program. The Company is evaluating the impact of this development on its seralutinib‑related assets.