Form 10-Q
period 2026-03-31
XOMA Royalty Corp
filed 2026-05-12
CIK 791908

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 7, 2026, the registrant had 12,541,030 shares of common stock, $0.0075 par value per share, outstanding.

XOMA ROYALTY CORPORATION

FORM 10-Q

9
		Page
Glossary of Terms and Abbreviations		3

PART I	FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements	8

	Condensed Consolidated Balance Sheets as of March 31, 2026 (unaudited) and December 31, 2025	8

	Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2026 and 2025 (unaudited)	9

	Condensed Consolidated Statements of Comprehensive Income for the Three Months Ended March 31, 2026 and 2025 (unaudited)	10

	Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity for the Three Months Ended March 31, 2026 and 2025 (unaudited)	11

	Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2026 and 2025 (unaudited)	12

	Notes to Condensed Consolidated Financial Statements (unaudited)	13

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	55

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	65

Item 4.	Controls and Procedures	65

PART II	OTHER INFORMATION	66

Item 1.	Legal Proceedings	66

Item 1A.	Risk Factors	66

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	69

Item 3.	Defaults Upon Senior Securities	70

Item 4.	Mine Safety Disclosures	70

Item 5.	Other Information	70

Item 6.	Exhibits	71

Signatures		74

GLOSSARY OF TERMS AND ABBREVIATIONS

Abbreviations	Definition
General:
2010 Plan	The Company's 2010 Long Term Incentive and Stock Award Plan, as amended
2015 ESPP	2015 Employee Stock Purchase Plan, as amended
2018 Common Stock ATM Agreement	At The Market Issuance Sales Agreement with HCW dated December 18, 2018
2021 Series B Preferred Stock ATM Agreement	At The Market Issuance Sales Agreement with B. Riley dated August 5, 2021
2025 Common Stock ATM Agreement	At the Market Issuance Sales Agreement with Leerink dated October 3, 2025
2026 ESPP	2026 Employee Stock Purchase Plan
2025 Series B Preferred Stock ATM Agreement	At The Market Issuance Sales Agreement with HCW dated October 3, 2025
ASC	Accounting Standards Codification
ASC 260	ASC Topic 260, Earnings Per Share
ASC 310	ASC Topic 310, Receivables
ASC 450	ASC Topic 450, Contingencies
ASC 606	ASC Topic 606, Revenue from Contracts with Customers
ASC 805	ASC Topic 805, Business Combinations
ASC 815	ASC Topic 815, Derivatives and Hedging
ASC 835-30	ASC Subtopic 835-30, Interest – Imputation of Interest
ASC 842	ASC Topic 842, Leases
ASU	Accounting Standards Update
Black-Scholes Model	Black-Scholes Option Pricing Model
Blue Owl	Blue Owl Capital Corporation
Blue Owl Loan	Loan pursuant to the Blue Owl Loan Agreement
Blue Owl Loan Agreement	Loan agreement dated as of December 15, 2023, between XRL, the lenders from time to time party thereto and Blue Owl, as administrative agent
Board	The Company’s Board of Directors
B. Riley	B. Riley Securities, Inc.
Broadridge	Broadridge Corporate Issuer Solutions, LLC
BVF	Biotechnology Value Fund, L.P.
Cash-Out Agreement	Cash-Out Agreement between the Company and Thomas M. Burns dated October 22, 2025
Company	XOMA Royalty Corporation (formerly XOMA Corporation), including its subsidiaries
EIR	Effective interest rate
EMA	European Medicines Agency
ESPP	Employee Stock Purchase Plan
Exchange Act	U.S. Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FDA	U.S. Food and Drug Administration
FDIC	Federal Deposit Insurance Corporation
GAAP	Generally accepted accounting principles
G&A	General and administrative
HCRP	Healthcare Royalty Partners II, L.P.
HCW	H.C. Wainwright & Co., LLC
HSR Act	The Hart-Scott-Rodino Antitrust Improvements Act of 1976

IP	Intellectual Property
IPR&D	In-Process Research and Development
IRA	Inflation Reduction Act
Leerink	Leerink Partners LLC
MAA	Marketing Authorization Application
PSU	Performance stock unit
R&D	Research and development
Regeneron	Regeneron Pharmaceuticals, Inc.
RSU	Restricted stock unit
SEC	U.S. Securities and Exchange Commission
Securities Act	U.S. Securities Act of 1933, as amended
Series A Preferred Stock	The 8.625% Series A cumulative, perpetual preferred stock issued in December 2020
Series B Preferred Stock	The 8.375% Series B cumulative, perpetual preferred stock issued in April 2021
Series A and Series B Preferred Stock	Series A Preferred Stock and Series B Preferred Stock, collectively
Series B Depositary Shares	The depositary shares, each representing 1/1000th interest in a share of Series B Preferred Stock
Series X Preferred Stock, or Convertible Preferred Stock	The Series X Convertible Preferred Stock
U.S.	United States
XOMA	XOMA Royalty Corporation (formerly XOMA Corporation), a Nevada corporation, including its subsidiaries
XRL	XRL 1 LLC, a wholly-owned subsidiary of the Company

Royalty and Commercial Payment Purchase Agreements:
AAA	Assignment and Assumption Agreement
Affitech	Affitech Research AS
Affitech CPPA	The Company's Commercial Payment Purchase Agreement with Affitech dated October 6, 2021
Aptevo	Aptevo Therapeutics Inc.
Aptevo CPPA	The Company’s Payment Interest Purchase Agreement with Aptevo dated March 29, 2023, referred to herein as “Aptevo Commercial Payment Purchase Agreement” or “Aptevo CPPA”
Castle Creek	Castle Creek Biosciences, Inc. and Castle Creek Biosciences, LLC, collectively
Castle Creek PRV Interest	The Company’s right to receive 6.7% of the proceeds from a potential PRV sale
Castle Creek Royalty Purchase Agreement	The Company’s Royalty Purchase Agreement with Castle Creek dated February 24, 2025
Checkmate Pharmaceuticals	Checkmate Pharmaceuticals, Inc.
CPPA	Commercial Payment Purchase Agreement
Daré	Daré Bioscience, Inc.
Daré Organon License Agreement	Exclusive License Agreement between Daré and Organon, dated March 31, 2022, as amended July 4, 2023
Daré RPAs	The Company’s Traditional Royalty Purchase Agreement and Synthetic Royalty Purchase Agreement, both with Daré dated April 29, 2024
Day One	Day One Biopharmaceuticals, Inc. (successor in interest to DOT Therapeutics-1, Inc.)
Day One License Agreement	License Agreement for RAF between Viracta and Day One dated December 16, 2019, as amended on March 4,

2024 (assumed by the Company as part of Viracta Assignment Agreements)
ImmunityBio	ImmunityBio, Inc. (formerly NantCell, Inc.)
ImmunityBio License Agreement	Out-license agreement to ImmunityBio from LadRx dated July 27, 2017, related to the development and commercialization of Aldoxorubicin, as amended on September 27, 2018
IXINITY®	coagulation factor IX (recombinant)
Kuros	Kuros Biosciences AG, Kuros US LLC and Kuros Royalty Fund (US) LLC, collectively
Kuros RPA	The Company's Royalty Purchase Agreement with Kuros dated July 14, 2021
LadRx	LadRx Corporation (formerly CytRx Corporation)
LadRx Agreements	LadRx AAA and LadRx RPA
LadRx AAA	The Company’s Assignment and Assumption Agreement with LadRx dated June 21, 2023
LadRx RPA	The Company’s Royalty Purchase Agreement with LadRx dated June 21, 2023 and subsequently amended on June 3, 2024
Medexus	Medexus Pharmaceuticals, Inc.
MIPLYFFA™	arimoclomol
OJEMDA™	tovorafenib
OVAPRENE®	An investigational hormone-free monthly intravaginal contraceptive
Palo	Palobiofarma, S.L.
Palo RPA	The Company's Royalty Purchase Agreement with Palo dated September 26, 2019
Priority Review Voucher, or PRV	A voucher that may be granted by the FDA to Castle Creek if D-Fi is approved as a treatment for a rare pediatric disease, which could be sold to a third party
Roche	F. Hoffmann-La Roche AG
RPA	Royalty Purchase Agreement
Servier	Servier Pharmaceuticals LLC
Sildenafil Cream	Sildenafil Cream, 3.6%
Talphera	Talphera, Inc. (formerly AcelRx Pharmaceuticals, Inc. or “AcelRx”)
Twist	Twist Bioscience Corporation
Twist RPA	The Company’s Royalty Purchase Agreement with Twist dated October 21, 2024
VABYSMO®	faricimab-svoa
Viracta	Viracta Therapeutics, Inc. (successor-in-interest to Sunesis Pharmaceuticals, Inc.)
Viracta Assignment Agreements	Assignment and Novation Agreement by and among Viracta, the Company, and Day One dated December 3, 2024 and Intellectual Property Assignment between Viracta and the Company dated December 3, 2024
Viracta RPA	The Company's Royalty Purchase Agreement with Viracta dated March 22, 2021, as amended March 4, 2024
XACIATO™	Clindamycin phosphate vaginal gel 2%
Zevra	Zevra Therapeutics, Inc. (formerly KemPharm Denmark A/S)
Zevra APA	Asset Purchase Agreement dated May 13, 2011 between LadRx and Orphazyme ApS, and assigned to Zevra as of June 1, 2022, related to the sale of arimoclomol from

LadRx to Zevra (assumed by the Company as part of LadRx AAA)

License, Collaboration, and Other Arrangements:
BioInvent	BioInvent International AB
BioInvent License Agreement	Cross-Licensing Agreement between the Company and BioInvent dated November 21, 2003, as amended on September 14, 2004, November 13, 2009, and September 6, 2018
BioInvent Agreement

Royalty Purchase Agreement between Meza Royalty 1 LLC (a wholly-owned subsidiary of the Company) and BioInvent dated May 27, 2025, related to the acquisition of BioInvent’s remaining rights to milestone payments and royalties under the BioInvent License Agreement

Engager Bio	Engager Bio B.V.
Engager Bio License Agreement	Out-license agreement between the Company and Engager Bio dated April 10, 2026
Janssen	Janssen Biotech, Inc.
Mezagitamab	TAK-079, a fully human monoclonal antibody targeting CD38 being developed by Takeda for the treatment of IgA nephropathy and other indications
Organon	Organon International GmbH
Repare	Repare Therapeutics, Inc.
Rezolute	Rezolute, Inc., formerly Antria Bio, Inc.
Rezolute License Agreement	The Company's License Agreement with Rezolute dated December 6, 2017, as amended in March 2018, January 2019 and March 2020
Takeda	Takeda Pharmaceutical Company Limited
Takeda Collaboration Agreement	The Company's Collaboration Agreement by and between XOMA (US) LLC and Takeda dated November 1, 2006, as amended in February 2007, February 2009 and December 2025
Takeda Revenue Share Agreement	Revenue Share Agreement by and between XOMA (US) LLC and Takeda dated December 29, 2025
XenoTherapeutics, Inc., or Xeno	XenoTherapeutics, Inc. and Xeno Acquisition Corp.

Acquisitions and Related Arrangements:
Binney Lease	The Lease Agreement between Generation Bio and BMR-Rogers Street, LLC dated August 2, 2018
Boston Lease	The Lease Agreement between HilleVax and Harrison dated March 14, 2022
CVR	Contingent value right
Flex Merger Sub	Flex Merger Sub, Inc., a wholly-owned subsidiary of Ligand
Fortis	Fortis Advisors LLC, representative of the Kinnate CVR holders under the Kinnate CVR Agreement
Generation Bio	Generation Bio Co.
Generation Bio CVR Agreement	The Contingent Value Rights Agreement by and between the Company, Broadridge, and XRA 7 dated February 9, 2026
Generation Bio Merger Agreement	The Agreement and Plan of Merger by and among the Company, XRA 7, and Generation Bio dated December 15, 2025.
Generation Bio Merger Closing Date	February 9, 2026
Gossamer Bio	Gossamer Bio, Inc.
Harrison	B9 LS Harrison & Washington LLC

HilleVax	HilleVax, Inc.
HilleVax CVR Agreement	The Contingent Value Rights Agreement by and among the Company, Broadridge, and Dr. Robert Hershberg dated September 17, 2025
HilleVax Merger Closing Date	September 17, 2025
J&J	Johnson & Johnson, formerly Janssen
Kinnate	Kinnate Biopharma Inc.
Kinnate CVR Agreement	The Contingent Value Rights Agreement by and between the Company, Broadridge, and Fortis dated April 3, 2024
LAVA	LAVA Therapeutics N.V.
LAVA CVR Agreement	The Contingent Value Rights Agreement by and among the Company, Broadridge, and Fortis dated November 17, 2025
LAVA Purchase Agreement	The Share Purchase Agreement between the Company and LAVA dated August 3, 2025, related to the acquisition of the issued and outstanding ordinary shares of LAVA.
Ligand	Ligand Pharmaceuticals Incorporated
Ligand Merger Agreement	The Agreement and Plan of Merger, by and among the Company, Flex Merger Sub, and Ligand dated April 27, 2026
Moderna	Modernatx, Inc.
Moderna Collaboration and License Agreement	Collaboration and License Agreement by and between Generation Bio and Moderna dated March 23, 2023
Mural	Mural Oncology PLC
Pfizer	Pfizer, Inc.
Pierre Fabre	Pierre Fabre Médicament, SAS
Pulmokine	Pulmokine, Inc.
Swiss Lease	The Lease Agreement between HilleVax and Anlagestiftung der Migros-Pensionskasse dated August 17, 2021
Turnstone	Turnstone Biologics Corp.
Turnstone CVR Agreement	The Contingent Value Rights Agreement by and between the Company, Broadridge, and WT dated August 11, 2025
WT	WT Representative LLC, representative of the Turnstone CVR holders under the Turnstone CVR Agreement
XRA 7	XRA 7 Corp., a wholly-owned subsidiary of the Company

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

XOMA ROYALTY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	March 31,	December 31,
	2026	2025
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$85,600	$82,908
Short-term restricted cash	8,862	5,441
Investment in equity securities	494	382
Trade and other receivables, net	4,595	4,896
Short-term royalty and commercial payment receivables under the EIR method	18,724	22,780
Prepaid expenses and other current assets	473	852
Total current assets	118,748	117,259

Long-term restricted cash	44,281	45,361
Property and equipment, net	18	21
Operating lease right-of-use assets	239	256
Long-term royalty and commercial payment receivables under the EIR method	4,235	4,433
Long-term royalty and commercial payment receivables under the cost recovery method	55,886	55,888
Exarafenib milestone asset (Note 6)	3,704	3,600
Investment in warrants	709	697
Intangible assets, net	43,864	44,756
Other assets - long term	174	427
Total assets	$271,858	$272,698

LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,534	$2,208
Accrued and other current liabilities	3,211	9,885
Operating lease liabilities	2,392	2,464
Unearned revenue recognized under units-of-revenue method	1,291	1,268
Preferred stock dividend accrual	1,452	1,424
Current portion of long-term debt	14,013	12,526
Contingent value rights liabilities - current portion	7,184	5,045
Total current liabilities	33,077	34,820
Unearned revenue recognized under units-of-revenue method – long-term	2,860	3,193
Exarafenib milestone contingent consideration (Note 6)	3,704	3,600
Long-term operating lease liabilities	19,502	20,114
Long-term debt	88,825	96,451
Contingent value rights liabilities – long-term	10,892	10,457
Deferred tax liability	103	103
Total liabilities	158,963	168,738

Commitments and Contingencies (Note 11)

Convertible preferred stock, $0.05 par value, 5,003 shares authorized, issued and outstanding as of March 31, 2026 and December 31, 2025	20,019	20,019

Stockholders’ equity:
8.625% Series A cumulative, perpetual preferred stock, $0.05 par value, 984,000 shares authorized, issued and outstanding as of March 31, 2026 and December 31, 2025	49	49
8.375% Series B cumulative, perpetual preferred stock, $0.05 par value, 3,600 shares authorized, 1,760.5 issued and outstanding as of March 31, 2026 and December 31, 2025	—	—
Common stock, $0.0075 par value, 277,333,332 shares authorized, 11,909,854 and 11,858,955 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	89	89
Additional paid-in capital	1,309,868	1,305,200
Accumulated other comprehensive income	119	53
Accumulated deficit	(1,217,249)	(1,221,450)
Total stockholders’ equity	92,876	83,941
Total liabilities, convertible preferred stock and stockholders’ equity	$271,858	$272,698

The accompanying notes are an integral part of these condensed consolidated financial statements.

XOMA ROYALTY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2026	2025
Income and revenues:
Income from purchased receivables under the EIR method	$9,239	$6,070
Income from purchased receivables under the cost recovery method	2,769	5,525
Revenue from contracts with customers	—	4,000
Revenue recognized under units-of-revenue method	310	317
Total income and revenues	12,318	15,912

Operating expenses:
Research and development	49	1,293
General and administrative	11,857	8,146
Amortization of intangible assets	892	544
Total operating expenses	12,798	9,983

Income (loss) from operations	(480)	5,929

Other income (expense), net:
Gains on acquisitions	3,545	—
Interest expense	(3,359)	(3,467)
Other income (expense), net	4,760	(95)
Net income before tax	4,466	2,367
Income tax expense	(1)	—
Net income	$4,465	$2,367

Net income available to common stockholders (Note 3):
Basic	$2,121	$705
Diluted	$3,013	$999

Net income per share available to common stockholders:
Basic	$0.18	$0.06
Diluted	$0.17	$0.06

Weighted-average shares used in computing net income per share available to common stockholders:
Basic	11,894	11,969
Diluted	17,417	17,781

The accompanying notes are an integral part of these condensed consolidated financial statements.

XOMA ROYALTY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2026	2025
Net income	$4,465	$2,367
Net unrealized gain on available-for-sale debt securities	66	45
Comprehensive income	$4,531	$2,412

The accompanying notes are an integral part of these condensed consolidated financial statements.

XOMA ROYALTY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands)

	Convertible		Series A		Series B				Additional	Accumulated		Total
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-In	Other Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balance, December 31, 2025	5	$20,019	984	$49	2	$—	11,859	$89	$1,305,200	$53	$(1,221,450)	$83,941
Exercise of stock options	—	—	—	—	—	—	33	—	518	—	—	518
Stock-based compensation expense - equity-classified	—	—	—	—	—	—	—	—	1,969	—	—	1,969
Issuance of common stock related to 401(k) contribution and ESPP	—	—	—	—	—	—	5	—	124	—	—	124
Issuance of common stock related to PSUs	—	—	—	—	—	—	24	—	—	—	—	—
Repurchase of common stock	—	—	—	—	—	—	(11)	—	—	—	(264)	(264)
Reclassification of liability classified awards to equity classified awards	—	—	—	—	—	—	—	—	3,509	—	—	3,509
Preferred stock dividends	—	—	—	—	—	—	—	—	(1,452)	—	—	(1,452)
Net unrealized gain on available-for-sale debt securities	—	—	—	—	—	—	—	—	—	66	—	66
Net income	—	—	—	—	—	—	—	—	—	—	4,465	4,465
Balance, March 31, 2026	5	$20,019	984	$49	2	$—	11,910	$89	$1,309,868	$119	$(1,217,249)	$92,876

	Convertible		Series A		Series B				Additional	Accumulated		Total
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-In	Other Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balance, December 31, 2024	5	$20,019	984	$49	2	$—	11,952	$90	$1,298,747	$73	$(1,237,057)	$61,902
Exercise of stock options	—	—	—	—	—	—	21	—	85	—	—	85
Issuance of common stock related to 401(k) contribution	—	—	—	—	—	—	5	—	141	—	—	141
Stock-based compensation expense	—	—	—	—	—	—	—	—	1,983	—	—	1,983
Preferred stock dividends	—	—	—	—	—	—	—	—	(1,368)	—	—	(1,368)
Repurchase of common stock	—	—	—	—	—	—	(25)	—	—	—	(545)	(545)
Net unrealized gain on available-for-sale debt securities	—	—	—	—	—	—	—	—	—	45	—	45
Net income	—	—	—	—	—	—	—	—	—	—	2,367	2,367
Balance, March 31, 2025	5	$20,019	984	$49	2	$—	11,953	$90	$1,299,588	$118	$(1,235,235)	$64,610

The accompanying notes are an integral part of these condensed consolidated financial statements.

XOMA ROYALTY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net income	$4,465	$2,367
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Adjustment for income from EIR method purchased receivables	4,021	1,743
Stock-based compensation expense	2,281	1,983
Gains on acquisitions	(3,545)	—
Gain on lease termination	(27)	—
Income tax expense	1	—
Common stock contribution to 401(k)	124	141
Amortization of intangible assets	892	544
Depreciation	3	3
Accretion of long-term debt discount and debt issuance costs	332	427
Non-cash lease expense	17	17
Change in fair value of equity securities	(112)	1,147
Change in fair value of available-for-sale debt securities classified as cash equivalents	66	45
Change in fair value of derivatives	(12)	—
CVR liability working capital adjustment	131	—
Changes in assets and liabilities:
Trade and other receivables, net	325	(3,705)
Prepaid expenses and other assets	753	1,176
Accounts payable and accrued liabilities	(2,628)	(3,265)
Operating lease liabilities	(656)	(108)
Unearned revenue recognized under units-of-revenue method	(310)	(317)
Net cash provided by operating activities	6,121	2,198

Cash flows from investing activities:
Net cash, cash equivalents, and restricted cash acquired in Generation Bio acquisition	8,458	—
Payment of contingent consideration related to LAVA CVR	(2,141)	—
Payments of consideration under RPAs, AAAs, and CPPAs	—	(8,000)
Receipts under RPAs, AAAs, and CPPAs	235	1,307
Net cash provided by (used in) investing activities	6,552	(6,693)

Cash flows from financing activities:
Principal payments – debt	(6,391)	(5,066)
Debt issuance costs and loan fees paid in connection with long-term debt	(80)	—
Payment of preferred stock dividends	(1,424)	(1,368)
Repurchases of common stock	(264)	(545)
Proceeds from exercise of options and other share-based compensation	565	325
Taxes paid related to net share settlement of equity awards	(46)	(240)
Net cash used in financing activities	(7,640)	(6,894)

Net increase (decrease) in cash, cash equivalents, and restricted cash	5,033	(11,389)
Cash, cash equivalents, and restricted cash as of the beginning of the period	133,710	106,416
Cash, cash equivalents, and restricted cash as of the end of the period	$138,743	$95,027

Supplemental cash flow information:
Cash paid for interest	$5,555	$6,078
Cash paid for taxes	$—	$277

Non-cash investing and financing activities:

Accrual of contingent value rights liability in the Generation Bio acquisition	$4,583	$—
Transaction costs in connection with Generation Bio acquisition included in accounts payable and accrued expenses	$35	$—
Adjustment to the contingent value rights liability soon after the acquisitions	$229	$—
Reclassification of liability awards to equity classified	$3,509	$—
Preferred stock dividend accrual	$1,452	$1,368

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

Liquidity and Financial Condition

The Company has incurred significant operating losses and negative cash flows from operations since its inception. As of March 31, 2026, the Company had cash, cash equivalents, and restricted cash of $138.7 million.

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

2. Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions among consolidated entities were eliminated upon consolidation. The unaudited condensed consolidated financial statements were prepared in accordance with U.S. GAAP for financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial reporting. As permitted under those rules, certain footnotes or other financial information can be condensed or omitted. These unaudited condensed consolidated financial statements and related disclosures have been prepared with the assumption that users of the interim financial information have read or have access to the audited consolidated financial statements for the preceding fiscal year. Accordingly, these statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 18, 2026.

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

Cash, Cash Equivalents, and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated statements of cash flows (in thousands):

	March 31,	December 31,
	2026	2025
Unrestricted cash	$10,260	$34,768
Unrestricted cash equivalents	75,340	48,140
Total unrestricted cash and cash equivalents	$85,600	$82,908
Short-term restricted cash	8,862	5,441
Long-term restricted cash	44,281	45,361
Total restricted cash	$53,143	$50,802
Total unrestricted and restricted cash and cash equivalents	$138,743	$133,710

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

Allowance for credit losses is recorded for available-for-sale debt securities with unrealized losses. The amount of credit losses that can be recognized for available-for-sale debt securities is limited to the amount by which carrying value exceeds fair value, and previously recognized credit losses are reversed if the fair value increases.

As of March 31, 2026, all investments in debt securities were held in U.S. treasury bills and classified as available-for-sale. There was no allowance for credit losses on investments in debt securities as of March 31, 2026. The Company redeemed upon maturity $20.3 million and $20.5 million of available-for-sale debt securities during the three months ended March 31, 2026 and 2025, respectively. During the three months ended March 31, 2026 and 2025, the Company realized gains of $0.1 million and $0.2 million from those redemptions, respectively.

Cash equivalents classified as available-for-sale debt securities consisted of the following (in thousands):

	March 31, 2026
	Amortized	Unrealized	Unrealized	Estimated Fair
	Cost Basis	Gains	Losses	Value
U.S. treasury bills	$25,386	$119	$—	$25,505
Total debt securities	$25,386	$119	$—	$25,505

	December 31, 2025
	Amortized	Unrealized	Unrealized	Estimated Fair
	Cost Basis	Gains	Losses	Value
U.S. treasury bills	$6,277	$53	$—	$6,330
Total debt securities	$6,277	$53	$—	$6,330

Restricted Cash

Cash accounts with any type of restriction are classified as restricted cash. If restrictions are expected to be lifted or to be used to pay a third party in the next twelve months, the restricted cash account is classified as current.

The restricted cash balance may only be used to pay certain expenses and amounts pursuant to the Generation Bio Merger Agreement and Generation Bio CVR Agreement, pay lease payments pursuant to the Boston Lease, tax reserve matter expenses and additional closing net cash amount pursuant to the LAVA Purchase Agreement and LAVA CVR Agreement, and interest expense, administrative fees, and other allowable expenses pursuant to the Blue Owl Loan. On December 15, 2023, XRL deposited $6.3 million into reserve accounts in connection with the funding of the Blue Owl Loan (see Note 9), of which $5.8 million was deposited into a reserve account for interest and administrative fees and $0.5 million was deposited into an operating reserve account to cover operating expenses of XRL. Since the inception of the Blue Owl Loan, $3.8 million has been released from restricted cash to unrestricted cash pursuant to the terms of the Blue Owl Loan Agreement.

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

Restricted cash consisted of the following (in thousands):

	March 31,	December 31,
	2026	2025
Short-term restricted cash held for Blue Owl Loan	$1,410	$160
Short-term restricted cash held for Boston Lease payments	5,320	5,281
Short-term restricted cash held for Binney Lease security deposit	2,051	—
Short-term restricted cash held for Generation Bio post-closing expenses	81	—
Total short-term restricted cash	$8,862	$5,441

Long-term restricted cash held for Blue Owl Loan	680	2,011
Long-term restricted cash held for Boston Lease security deposit	1,631	1,631
Long-term restricted cash held for Boston Lease payments	34,866	35,386
Long-term restricted cash held for LAVA CVR payments	6,744	6,333
Long-term restricted cash held for Generation Bio post-closing expenses	360	—
Total long-term restricted cash	$44,281	$45,361
Total restricted cash	$53,143	$50,802

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

For the three months ended March 31, 2026, three partners represented 54%, 22% and 19% of total income and revenues, respectively. For the three months ended March 31, 2025, three partners represented 35%, 37% and 25% of total income and revenues, respectively. Two partners represented 61% and 22% of trade and other receivables, net balance, respectively, as of March 31, 2026. Two partners represented 53% and 21% of the trade and other receivables, net balance, respectively, as of December 31, 2025.

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

Effective Interest Rate Method

The Company accounts for rights to future milestones, royalties, and commercial payments related to commercial products with future cash flows that can be reliably estimated at amortized cost under the prospective EIR method in accordance with ASC 835-30. The EIR is calculated by forecasting the expected cash flows to be received and paid over the life of the asset relative to the receivable’s carrying amount at the time when the Company determines that there are reliable cash flows. The carrying amount of a receivable is made up of the opening balance, which is increased by accrued income and expected cash payments and decreased by cash receipts in the period to arrive at the ending balance. The EIR is recalculated at each reporting period as differences between expected cash flows and actual cash flows are realized and as there are changes to the expected future cash flows. If the EIR for the current period is lower than the prior period and if the gross cash flows have declined (expected and collected), the Company may record an allowance for the change in expected cash flows. Receivables related to income from purchased receivables under the EIR method totaled $23.0 million and $27.2 million as of March 31, 2026 and December 31, 2025, respectively.

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

When the recorded royalty and commercial payment receivables balance has been fully collected, any additional amounts collected are recognized as income from purchased receivables under the cost recovery method. Receivables from such income from purchased receivables are included in trade and other receivables, net on the condensed consolidated balance sheet and totaled $2.8 million and $2.6 million as of March 31, 2026 and December 31, 2025, respectively.

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

Asset Acquisitions

As a first step, for each acquisition, the Company determines if it is an acquisition of a business or an asset acquisition under ASC 805. The guidance requires an initial screen test to determine if substantially all of the fair value of the gross assets acquired is concentrated in a single asset or group of similar assets. If the screen test is not met, the Company then further evaluates whether the assets or group of assets includes, at a minimum, an input and a substantive process that together significantly contribute to the ability to create outputs. Acquisitions of assets or a group of assets that do not meet the definition of a business are accounted for as asset acquisitions under ASC 805-50, using the cost accumulation method, whereby the cost of the acquisition, including certain transaction costs, is allocated to the assets acquired on the basis of relative fair values. If the fair value of net assets acquired, after allocating the excess of the fair value of net assets acquired to certain qualifying assets, exceeds the total cost of the acquisition, a bargain purchase gain is recognized in gain on acquisitions within other income (expense), net in the condensed consolidated statements of operations.

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

Cash payments related to acquired assets and made soon after the acquisition are reflected as investing cash flows, and as financing activities thereafter, in the Company’s condensed consolidated statements of cash flows.

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

Accounting Pronouncements Recently Adopted

In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326) Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides a practical expedient that allows entities to assume that current conditions as of the balance sheet date do not change for the remaining life of the asset. ASU 2025-05 is effective for annual periods beginning after December 15, 2025, and interim periods within those annual reporting periods. The Company adopted ASU 2025-05 and related updates on January 1, 2026. The adoption of ASU 2025-05 had no impact on the condensed consolidated financial statements.

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

In December 2025, the FASB issued ASU 2025-12, Codification Improvements, which addresses suggestions received from stakeholders regarding the ASC and makes other incremental improvements to U.S. GAAP. The update represents changes to the codification that clarify, correct errors in or make other improvements to a variety of topics that are intended to make it easier to understand and apply. ASU 2025-12 is effective for fiscal years beginning after December 15, 2026 and interim periods within those fiscal years. Entities are required to apply the amendments to ASC 260 retrospectively. All other amendments may be applied prospectively or retrospectively. Early adoption is permitted. The Company is currently evaluating the impact of this guidance on its financial statements and related disclosures.

3. Condensed Consolidated Financial Statements Details

Investment in Equity Securities

As of March 31, 2026 and December 31, 2025, investment in equity securities was $0.5 million and $0.4 million, respectively. For the three months ended March 31, 2026 and 2025, the Company recognized an unrealized gain of $0.1 million and unrealized loss of $1.1 million, respectively, due to the change in fair value of its investment in equity securities in the other income (expense), net line item of the condensed consolidated statements of operations.

Intangible Assets, Net

The following table summarizes the cost, accumulated amortization, and net carrying value of the Company’s intangible assets as of March 31, 2026 (in thousands):

		Accumulated	Net Carrying
	Cost	Amortization	Value
As of March 31, 2026
Pulmokine - Seralutinib IP (Note 6)	$26,115	$2,926	$23,189
BioInvent - Contract-based Intangible Asset (Note 5)	20,725	1,115	19,610
LAVA - Partnered Program IPs (Note 6)	934	16	918
LAVA-1266 IP (Note 6)	149	2	147
Total intangible assets	$47,923	$4,059	$43,864

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

The estimated remaining life of the intangible assets ranges from 10.7 years to 19.7 years. The following table presents the projected future amortization expense (in thousands):

Intangible Asset
Amortization
2026 (excluding the three months ended March 31, 2026)	$2,676
2027	3,567
2028	3,567
2029	3,567
2030	3,567
Thereafter	26,920
Total	$43,864

Net Income Per Share Available to Common Stockholders

The following table includes the computation of basic and diluted net income per share available to common stockholders (in thousands, except per share amounts):

	Three Months Ended March 31,
	2026	2025
Numerator
Net income	$4,465	$2,367
Less: Series A accumulated dividends	(530)	(530)
Less: Series B accumulated dividends	(922)	(838)
Less: Allocation of undistributed earnings to participating securities	(892)	(294)
Net income available to common stockholders, basic	$2,121	$705
Add: Adjustments to undistributed earnings allocated to participating securities	892	294
Net income available to common stockholders, diluted	$3,013	$999

Denominator
Weighted-average shares used in computing net income per share available to common stockholders, basic	11,894	11,969
Effect of dilutive Series X Preferred Stock	5,003	5,003
Effect of dilutive warrants for common stock	3	2
Effect of dilutive PSUs	—	273
Effect of dilutive common stock options	517	534
Weighted-average shares used in computing net income per share available to common stockholders, diluted	17,417	17,781
Net income per share available to common stockholders, basic	$0.18	$0.06
Net income per share available to common stockholders, diluted	$0.17	$0.06

Potentially dilutive securities are excluded from the calculation of diluted net income per share available to common stockholders if their inclusion is anti-dilutive.

The following table shows the shares from outstanding securities considered anti-dilutive and therefore excluded from the computation of diluted net income per share available to common stockholders (in thousands):

	Three Months Ended March 31,
	2026	2025
Common stock options	641	1,094
Contingently issuable PSUs	164	—
Warrants for common stock	120	120
Unvested RSUs	102	—
Total	1,027	1,214

For PSUs with market conditions, if the market conditions have not been satisfied by the end of the reporting period, the number of shares that would be issuable is based on the market price at the end of the reporting period. This approach treats the end of the reporting period as if it were the end of the contingency period for calculating diluted earnings per share. For PSUs with market conditions that have not yet been satisfied, no shares would be issuable for calculating diluted earnings per share for the three months ended March 31, 2026, based on the 30-day average market price of $27.97 per share.

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

Accrued and Other Liabilities

Accrued and other liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2026	2025
Accrued legal and accounting fees	$1,435	$1,765
Accrued incentive compensation	503	1,645
Accrued severance	378	—
Accrued payroll and benefits	148	394
Share-based liability	—	3,197
Accrued short-term interest payable	—	2,777
Other accrued liabilities	747	107
Total	$3,211	$9,885

Other Income (Expense), Net

Other income (expense), net for the three months ended March 31, 2026 and 2025 was as follows (in thousands):

	Three Months Ended
	March 31,
	2026	2025
Other income (expense), net
Arranger fee from Repare transaction	$3,000	$—
Investment income	933	927
Sublease income	546	103
HilleVax CVR adjustment[1]	(360)	—
LAVA CVR adjustment[2]	230	—
Unrealized gain (loss) from change in fair value of equity securities	112	(1,147)
Other miscellaneous income, net	299	22
Total other income (expense), net	$4,760	$(95)

1)	This adjustment represented a $0.4 million addition to the estimated HilleVax CVR liability for interest earned on the related reserve account.
2)	This adjustment represented a $0.6 million difference between the LAVA CVR liability accrued as of December 31, 2025 and the actual amount paid in March 2026 for excess closing net cash, partially offset by a $0.4 million additional expense accrued for future LAVA CVR distributions. (see Note 6).

4. Royalty and Commercial Payment Purchase Agreements

The Company recognizes receivables from RPAs under two methods, the cost recovery method and the EIR method.

The following table summarizes the royalty and commercial payment receivable activities under the cost recovery method during the three months ended March 31, 2026 (in thousands):

	Balance as of January 1, 2026	Receipt of Royalty and Commercial Payments	Balance as of March 31, 2026
Twist	$15,000	$—	$15,000
Daré (XACIATO)	21,993	(2)	21,991
Palobiofarma	10,000	—	10,000
Kuros	4,500	—	4,500
Castle Creek	4,395	—	4,395
Total	$55,888	$(2)	$55,886

The following table summarizes the royalty and commercial payment receivable activities under the cost recovery method during the three months ended March 31, 2025 (in thousands):

	Balance as of January 1, 2025	Acquisition of Royalty and Commercial Payment Receivables	Receipt of Royalty and Commercial Payments	Balance as of March 31, 2025
Twist	$15,000	$—	$—	$15,000
Daré (XACIATO)	21,999	—	(2)	21,997
LadRx (MIPLYFFA)	4,850	—	(413)	4,437
Palobiofarma	10,000	—	—	10,000
Kuros	4,500	—	—	4,500
Castle Creek	—	4,395	—	4,395
Total	$56,349	$4,395	$(415)	$60,329

The following table summarizes the royalty and commercial payment receivable activities under the EIR method during the three months ended March 31, 2026 (in thousands):

	Balance as of January 1, 2026	Income from Purchased Receivables Under the EIR Method	Receipt of Royalty and Commercial Payments	Balance as of March 31, 2026
Affitech (VABYSMO)	$17,555	$6,696	$(11,945)	$12,306
LadRx (MIPLYFFA)	3,765	2,297	(1,069)	4,993
Aptevo (IXINITY)	5,893	246	(479)	5,660
Total	$27,213	$9,239	$(13,493)	$22,959

The following table summarizes the royalty and commercial payment receivable activities under the EIR method during three months ended March 31, 2025 (in thousands):

	Balance as of January 1, 2025	Income from Purchased Receivables Under the EIR Method	Receipt of Royalty and Commercial Payments	Payment of Sales-Based Milestone	Balance as of March 31, 2025
Affitech (VABYSMO)	$13,105	$5,817	$(11,145)	$3,000	$10,777
Aptevo (IXINITY)	6,628	253	(561)	—	6,320
Total	$19,733	$6,070	$(11,706)	$3,000	$17,097

The following table summarizes income recognized from purchased receivables under the EIR method and cost recovery method during the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
Affitech (VABYSMO)	$6,696	$5,817
LadRx (MIPLYFFA)	2,297	—
Aptevo (IXINITY)	246	253
Total income from purchased receivables under the EIR method	$9,239	$6,070

Viracta (OJEMDA)	$2,769	$5,525
Total income from purchased receivables under the cost recovery method	$2,769	$5,525

Fully Recovered Royalty and Commercial Payment Purchase Agreements Under the Cost Recovery Method

Viracta Royalty Purchase Agreement

In March 2021, the Company entered into the Viracta RPA, as amended in March 2024, pursuant to which the Company acquired the right to receive future royalties, milestone payments, and other payments related to two clinical-stage drug candidates for an upfront payment of $13.5 million. The first candidate, tovorafenib (DAY101) (the first and only type II RAF inhibitor now marketed as OJEMDA), is developed by Day One, and the second candidate, vosaroxin (a topoisomerase II inhibitor), is being developed by Denovo Biopharma LLC. The Company acquired the right to receive (i) up to $54.0 million in potential milestone payments, potential royalties on sales, if approved, and a portion of potential other payments related to DAY101, excluding up to $5.0 million retained by Viracta, and (ii) up to $57.0 million in potential regulatory and commercial milestones and high single-digit royalties on sales related to vosaroxin, if approved. In December 2024, the Company entered into the Viracta Assignment Agreements with Viracta through which the Company became the patent holder of the IP and know-how related to OJEMDA that was out-licensed to Day One and where Viracta assigned to the Company all its rights, title, and interest in the Day One License Agreement. The Company did not acquire new rights to additional milestone and royalty payments as a result of the execution of the Viracta Assignment Agreements that were not acquired under the Viracta RPA. On April 23, 2026, Servier completed its acquisition of Day One.

As of March 31, 2026 and December 31, 2025, there was $2.8 million and $2.6 million in trade and other receivables, net related to this agreement, respectively. The Company recognized $2.8 million in income from purchased receivables under the cost recovery method related to this agreement during the three months ended March 31, 2026. The Company recognized $5.5 million in income from purchased receivables under the cost recovery method related to this arrangement during the three months ended March 31, 2025, which included a $4.0 million milestone related to Day One’s MAA filing with the EMA and $1.5 million in estimated royalties.

Royalty and Commercial Payment Purchase Agreements Under the EIR Method

Short-term royalty and commercial payment receivables under the EIR method were $18.7 million and $22.8 million as of March 31, 2026 and December 31, 2025, respectively. Long-term royalty and commercial payment receivables under the EIR method were $4.2 million and $4.4 million as of March 31, 2026 and December 31, 2025, respectively.

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

The Company recognized $6.7 million and $5.8 million in income from purchased receivables under the EIR method during the three months ended March 31, 2026 and 2025, respectively.

During the three months ended March 31, 2026 and 2025, the Company received commercial payments pursuant to the Affitech CPPA of $11.9 million and $11.1 million, respectively.

No allowance for credit losses was recorded as of March 31, 2026 and December 31, 2025.

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

The Company recognized $0.2 million and $0.3 million in income from purchased receivables under the EIR method during the three months ended March 31, 2026 and 2025, respectively. During the three months ended March 31, 2026 and 2025, the Company received commercial payments pursuant to the Aptevo CPPA of $0.5 million and $0.6 million, respectively.

No allowance for credit losses was recorded as of March 31, 2026 and December 31, 2025.

LadRx Agreements

In June 2023, the Company entered into the LadRx AAA pursuant to which the Company acquired from LadRx all of its rights, title, and interest related to MIPLYFFA under the Zevra APA between Zevra and LadRx. The Company also entered into the LadRx RPA, pursuant to which the Company acquired the right to receive all of the future royalties, regulatory, and commercial milestone payments as well as other related payments due to LadRx from ImmunityBio related to aldoxorubicin under the ImmunityBio License Agreement between ImmunityBio and LadRx.

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

Historically, the Company was unable to reliably estimate its commercial payment stream from future net sales and the related commercial payments to be received under the LadRx Agreements. However, during the fourth quarter of 2025, Zevra’s periodically reported MIPLYFFA sales data, available third-party sales projections, and the Company’s history of receipts of commercial payments related to MIPLYFFA provided the Company with a greater ability to estimate future net sales and the commercial payments to be received under the LadRx AAA.

As of October 1, 2025, when the Company assessed it was able to reliably estimate cash flows, the Company reclassified $2.9 million of royalty and commercial payment receivables under the cost recovery method to royalty and commercial payment receivables under the EIR method. The Company recognized $2.3 million in income from purchased receivables under the EIR method during the three months ended March 31, 2026.

During the three months ended March 31, 2026, the Company received commercial payments pursuant to the LadRx Agreements of $1.1 million.

No allowance for credit losses was recorded as of March 31, 2026 and December 31, 2025.

Royalty and Commercial Payment Purchase Agreements Under the Cost Recovery Method

Short-term royalty and commercial payment receivables under the cost recovery method were zero as of March 31, 2026 and December 31, 2025. Long-term royalty and commercial payment receivables under the cost recovery method were $55.9 million as of March 31, 2026 and December 31, 2025.

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

Upon the closing of the transaction, the Company paid Castle Creek an upfront payment of $5.0 million and recorded $4.4 million as long-term royalty and commercial payment receivables in its condensed consolidated balance sheet. The Company concluded that the Castle Creek PRV Interest met the definition of a derivative under ASC 815 and should be accounted for at fair value and recorded as a current liability at the inception of the transaction. The fair value of the Castle Creek PRV Interest was determined to have nominal value prior to FDA approval of D-Fi. The Company also concluded that the warrants met the definition of a derivative under ASC 815 and should be accounted for at fair value. As of March 31, 2026, the fair value of the warrants was estimated to be $0.7 million using a Black-Scholes Model with a volatility of 126.6% and risk-free rate of 3.88%. The warrants have an expected term of 4.25 years and an underlying share price of $215.03.

As of March 31, 2026, no payments were probable to be received under the Castle Creek royalty financing in the near term. Under the cost recovery method, the Company does not expect to recognize any income related to royalties, milestone payments, and other payments until the purchase price has been fully collected. No allowance for credit losses was recorded as of March 31, 2026.

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

As of March 31, 2026, no payments were probable to be received under the Kuros RPA in the near term. Under the cost recovery method, the Company does not expect to recognize any income related to royalties, milestone payments, and other payments until the purchase price has been fully collected. No allowance for credit losses was recorded as of March 31, 2026 and December 31, 2025.

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

As of March 31, 2026, no payments were probable to be received under the Palo RPA in the near term. Under the cost recovery method, the Company does not expect to recognize any income related to royalties received until the purchase price has been fully collected. No allowance for credit losses was recorded as of March 31, 2026 and December 31, 2025.

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

Given the limited available information and early stage of the programs, the Company was unable to reasonably estimate future milestone payments or net sales and the royalty payments to be received over the twelve-month period following the condensed consolidated balance sheet date of March 31, 2026 and, as such, no amounts were reflected as short-term royalty and commercial payment receivables under the cost recovery method as of March 31, 2026.

As of March 31, 2026, no payments were probable to be received under Twist RPA in the near term. Under the cost recovery method, the Company does not expect to recognize any income related to royalties, milestone payments and other payments until the purchase price has been fully collected. No allowance for credit losses was recorded as of March 31, 2026 and December 31, 2025.

Daré Royalty Purchase Agreements

In April 2024, the Company entered into the Daré RPAs. Pursuant to the terms of the Daré RPAs, the Company paid $22.0 million in cash to Daré in consideration for the sale of (a) 100% of all remaining royalties related to XACIATO not already subject to the royalty-backed financing agreement Daré entered into in December 2023 and net of payments owed by Daré to upstream licensors, which equates to royalties ranging from low to high single digits, and all potential commercial milestones related to XACIATO that are payable to Daré under the Daré Organon License Agreement; and (b) a 4% synthetic royalty on net sales of OVAPRENE and a 2% synthetic royalty on net sales of DARE to PLAYTM (Sildenafil Cream), which will decrease to 2.5% and 1.25%, respectively, upon the Company achieving a pre-specified return threshold. The Daré RPAs also provide for milestone payments to Daré of $11.0 million for each successive $22.0 million received by the Company under the Daré RPAs after achievement of a return threshold of $88.0 million.

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

Given the limited available information, the Company was unable to reasonably estimate future net sales and the commercial payments to be received over the twelve-month period following the condensed consolidated balance sheet date of March 31, 2026 and, as such, no amounts were reflected as short-term royalty and commercial payment receivables as of March 31, 2026.

During the three months ended March 31, 2026, the Company received de minimis commercial payments pursuant to the Daré RPAs. In accordance with the cost recovery method, the cash received was recorded as a direct reduction of the long-term royalty and commercial payment receivables under the cost recovery method.

Under the cost recovery method, the Company does not expect to recognize any income related to milestones and commercial payments received until the purchase price has been fully collected. No allowance for credit losses was recorded as of March 31, 2026 and December 31, 2025.

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

In December 2025, Rezolute announced the Phase 3 clinical trial of ersodetug (RZ358) for congenital hyperinsulinism did not meet its primary and key secondary endpoints.

As of March 31, 2026 and December 31, 2025, there were no contract assets or contract liabilities related to this agreement. None of the costs to obtain or fulfill the contract were capitalized. The Company recognized zero in revenue from contracts with customers related to this agreement for the three months ended March 31, 2026 and 2025, respectively.

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

As of March 31, 2026 and December 31, 2025, there were no contract assets or contract liabilities related to this agreement and none of the costs to obtain or fulfill the contract were capitalized. The Company recognized zero and $4.0 million in revenue related to this agreement during the three months ended March 31, 2026 and 2025, respectively.

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

The Company recognized $0.3 million of amortization expense for the three months ended March 31, 2026. No impairment was recorded during the three months ended March 31, 2026.

Other Arrangements

Repare Acquisition and XenoTherapeutics Arranger Letter

In January 2026, the Company acted as structuring agent in connection with the acquisition of Repare’s issued and outstanding common shares by Xeno. Xeno paid the Company an arranger fee of $3.0 million following the closing of the Repare acquisition for the services rendered, which was received in January 2026. BVF, a related party of the Company, owned approximately 24.0% of Repare before its acquisition by Xeno. Subsequent to the Repare acquisition, Mr. Owen Hughes, the Company’s Chief Executive Officer and board member, and Mr. Brad Sitko, the Company’s Chief Investment Officer, were nominated by Xeno to serve as independent directors on the board of directors of Repare in order to satisfy local law independence requirements applicable to Canadian reporting issuers. Mr. Hughes and Mr. Sitko subsequently resigned from the board of directors of Repare following Repare’s cessation as a reporting issuer under local law.

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

The Company recognized $0.3 million and $0.3 million in revenue under the units-of-revenue method under these agreements during the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, the current and non-current portions of the remaining unearned revenue recognized under the units-of-revenue method were $1.3 million and $2.9 million, respectively. As of December 31, 2025, the Company classified $1.3 million and $3.2 million as current and non-current unearned revenue recognized under the units-of-revenue method, respectively.

6. Acquisitions

Generation Bio Acquisition

On December 15, 2025, the Company entered into the Generation Bio Merger Agreement, pursuant to which the Company acquired Generation Bio through a tender offer for (i) $4.2913 in cash per share of Generation Bio common stock and (ii) one non-transferable CVR per share of Generation Bio common stock. In-the-money Generation Bio options were vested immediately upon closing of the tender offer and were entitled to $4.2913 less the exercise price per Generation Bio option in cash. The merger closed on February 9, 2026, and XRA 7 merged with and into Generation Bio. Following the merger, Generation Bio continued as the surviving entity and became a wholly-owned subsidiary of the Company.

Under the Generation Bio CVR Agreement, CVR holders are entitled to a portion of the net proceeds from the sale, transfer, license or other disposition or monetization of any or all of Generation Bio’s legacy IP rights and patents for ten years following the Generation Bio Merger Closing Date, if such transactions occur within five years following such date. CVR holders are entitled to receive 70% of these net proceeds during years one through two, 60% during years three through four, 50% during years five through six, and 30% during years seven through ten following the Generation Bio Merger Closing Date.

CVR holders are also entitled to receive a portion of the net proceeds related to the Moderna Collaboration and License Agreement (as discussed below), including 90% of the net proceeds during years one through three, 80% during years four through five, 70% during years six through seven, and 50% during years eight through ten following the Generation Bio Merger Closing Date.

Additionally, CVR holders are entitled to receipts associated with the Binney Lease (as discussed below), including the return of the Binney Lease security deposit of approximately $2.1 million, any interest accrued on the bank account associated with the Binney Lease, and a portion of the excess of any savings realized against estimates in connection with the Binney Lease payment obligations.

The Company concluded that each of these CVR elements are contingent liabilities under ASC 450 and will be recognized when probable and reasonably estimable.

Under the Generation Bio CVR Agreement, the CVR payments are adjusted for the excess and shortfall in the closing net cash, which is accounted for as a working capital adjustment to the purchase price and no contingent liability was recorded as of the acquisition date.

The total purchase consideration for Generation Bio, as of February 9, 2026, was as follows (in thousands):

Closing cash payment(1)	$29,008
CVR consideration adjustment(2)	4,583
Transaction costs	823
Total purchase consideration	$34,414

(1)The closing cash payment was based on the total of 6,753,846 shares of Generation Bio common stock at a price of $4.2913 per share, and the cash payment of $25,000 for 39,860 shares of Generation Bio’s in-the-money options.
(2)The probable amount of the additional closing net cash contingent consideration was estimated at $2.5 million and the probable amount of CVR liability related to the Binney Lease security deposit was estimated at $2.1 million.

In August 2018, Generation Bio entered into the Binney Lease for office and laboratory space located in Cambridge, Massachusetts, which was historically classified as an operating lease. The Binney Lease commenced in August 2018, with base rental payments beginning in April 2019 and ending in April 2029. On February 9, 2026, prior to the closing of the merger, the Binney Lease was terminated for a termination fee of $22.4 million.

In March 2023, Generation Bio entered into the Moderna Collaboration and License Agreement, pursuant to which Generation Bio collaborated with Moderna on developing treatments for certain diseases by targeting delivery of nucleic acids to liver cells and certain cells outside of the liver. In April 2023, Moderna made an upfront payment to Generation Bio of $40.0 million, and prepaid research funding of $7.5 million. In addition, Generation Bio was eligible to receive up to $1.8 billion in milestone payments upon the achievement of specified development, regulatory, commercial, and sales milestone events, research term extension fees and exclusivity extension fees. Subject to reductions in specified circumstances, Generation Bio would also be entitled to receive tiered royalties ranging from mid-single-digits to low-double-digits. As part of the Generation Bio acquisition, the Company also acquired the Moderna Collaboration and License Agreement.

The Generation Bio acquisition was accounted for as an asset acquisition under ASC 805 because the assets acquired did not meet the definition of a “business” under ASC 805. As such, the Company recognized the assets acquired and liabilities assumed based on the total purchase consideration on a relative fair value basis. The acquired assets primarily included cash and cash equivalents, restricted cash, receivables, prepaid expenses, and IP assets. The value of the acquired IP assets was reduced to zero because the fair value of the net assets acquired exceeded the initial consideration.

The following table shows the allocation of the purchase consideration based on the relative fair value of assets acquired and liabilities assumed by the Company as of February 9, 2026 (in thousands):

Cash and cash equivalents	$35,712
Trade and other receivables, net	24
Prepaid expenses and other current assets	122
Short-term restricted cash	2,181
Long-term restricted cash	360
Accounts payable	(165)
Accrued and other current liabilities	(275)
Net assets acquired	$37,959
Reconciliation of net assets acquired to total purchase consideration:
Net assets acquired	$37,959
Less: Gain on the acquisition of Generation Bio	(3,545)
Total purchase consideration	$34,414

LAVA Acquisition

In November 2025, the Company completed the acquisition of LAVA for (i) $1.04 in cash per LAVA ordinary share and (ii) one non-transferable CVR per share. In-the-money LAVA options vested immediately upon closing of the initial tender offer and were entitled to (i) $1.04 less the exercise price per LAVA option in cash and (ii) one non-transferable CVR per option. Total purchase consideration was approximately $39.0 million as of the acquisition date.

Under the LAVA CVR Agreement, CVR holders are entitled to 75% of the net proceeds from ongoing and future collaborations related to the partnered programs with J&J and Pfizer over a 10-year period. As of March 31, 2026, the Company does not expect to receive any milestone or royalty payments under these partnered programs, and no contingent consideration was considered probable.

Under the LAVA CVR Agreement, CVR holders are also entitled to 75% of the net proceeds from the sale, transfer, license, assignment, or other divestiture of LAVA-1266. As of March 31, 2026, the Company has not yet sold or licensed LAVA-1266 and no contingent consideration was considered probable.

Additionally, CVR holders were entitled to 100% of the amount by which LAVA’s closing net cash exceeded the amount of closing net cash as determined by the LAVA Purchase Agreement, minus any permitted deductions. In March 2026, the Company distributed $2.1 million to the LAVA CVR holders representing the excess net cash received in the transaction. CVR holders are also entitled to 100% of the tax reserve in the amount of $6.3 million, plus $0.4 million in receipts after the excess net cash distribution, minus any permitted tax reserve matter expenses. As of March 31, 2026, the total LAVA CVR payment liability was estimated at $6.7 million.

Refer to Note 6 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, for additional information related to this acquisition.

HilleVax Acquisition

In September 2025, the Company completed the acquisition of HilleVax through a tender offer for (i) $1.95 in cash per share of HilleVax common stock and per RSU, plus (ii) one non-transferable CVR per share of HilleVax common stock and per RSU, resulting in total purchase consideration of approximately $105.3 million as of the acquisition date.

Under the HilleVax CVR Agreement, CVR holders are entitled to 90% of the net proceeds from the subsequent licensing or other disposition of HIL-216, if sold within two years of the merger and 100% of the unused funds in the related expense fund at the end of the two-year period. As of March 31, 2026, the Company has not yet sold or licensed HIL-216 and no contingent consideration under ASC 450 was considered probable.

As part of the HilleVax acquisition, the Company acquired the Boston Lease that expires on December 31, 2032, the Swiss Lease that expires on September 30, 2026 and an executed sublease agreement with a sublessee for a portion of Boston Lease premises. CVR holders are entitled to 100% of security deposit receipts associated with the Boston Lease. As of March 31, 2026, the Company had $40.2 million held in restricted cash to pay the Boston Lease obligations. If the Boston Lease is terminated, assigned, or subleased within twelve months of the HilleVax Merger Closing Date, 100% of the amount received from any subtenant will be distributed to CVR holders; thereafter 90% of the applicable receipts will be distributed to CVR holders. As of March 31, 2026 the CVR liability related to the return of the security deposit and the sublease payments was $5.6 million.

Under the HilleVax CVR Agreement, the CVR payments are adjusted for the excess and shortfall in the closing net cash. In December 2025, the Company recalculated the final closing net cash of HilleVax, and recognized a reduction to the contingent value rights liabilities – long-term in its consolidated balance sheet for the cash shortfall of $0.7 million, with the corresponding income recorded in other income, net in its consolidated statement of operations.

Refer to Note 6 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, for additional information related to this acquisition.

Turnstone Acquisition

In August 2025, the Company completed the acquisition of Turnstone through a tender offer for (i) $0.34 in cash per share of Turnstone common stock and per RSU, plus (ii) one non-transferable CVR per share of Turnstone common stock and per RSU, resulting in total purchase consideration of approximately $9.6 million as of the acquisition date.

Under the Turnstone CVR Agreement, CVR holders are entitled to up to 100% of the net proceeds from specified legacy Turnstone assets, including tax receivables and a lease security deposit. The consideration to be transferred under the Turnstone CVR Agreement is not contingent on any future event or conditions being met and represents a return of Turnstone’s legacy assets to the CVR holders. As a result, the CVR consideration of approximately $1.1 million is accounted for as a working capital adjustment to the purchase price and there is no contingent liability recorded. The Company will recognize any subsequent adjustments to CVR payment amounts in earnings. As of March 31, 2026, no subsequent adjustment was made to the CVR liability.

Refer to Note 6 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, for additional information related to this acquisition.

Mural Acquisition

In December 2025, the Company completed the acquisition of Mural for a cash price of $2.035 per Mural ordinary share and RSU, resulting in total purchase consideration of approximately $37.6 million as of the acquisition date.

Refer to Note 6 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, for additional information related to this acquisition.

Kinnate Acquisition

In April 2024, the Company completed the acquisition of Kinnate through a tender offer for $2.5879 per share plus CVRs, for a total purchase consideration of $126.4 million. As part of the merger, the Company acquired an IPR&D asset related to KIN-3248 (a Phase 1 clinical trial candidate) as well as several pre-clinical assets.

Under the Kinnate CVR Agreement, Kinnate CVR holders are entitled to 100% of the net proceeds of the $30.5 million potential milestone related to the sale of exarafenib to Pierre Fabre in February 2024. The Exarafenib milestone contingent consideration is accounted for as a derivative under ASC 815. As of March 31, 2026, the fair value of the Exarafenib milestone contingent consideration was $3.7 million, which had an estimated fair value of $3.6 million as of December 31, 2025.

The Company accounts for potential contingent consideration related to KIN-3248, KIN-8741, KIN-7136, and KIN-2524 as period expenses when incurred. In the second quarter of 2025, the Company sold KIN-3248, KIN-8741 and KIN-7136 to third parties and Kinnate CVR Holders are entitled to 85% of the net proceeds from future milestone and royalty payments associated with these sales. As of March 31, 2026, no contingent consideration associated with these sales were probable.

Pulmokine Acquisition

In November 2024, the Company acquired Pulmokine for $20.5 million to obtain an economic interest in seralutinib, a Phase 3 asset being studied in pulmonary arterial hypertension. The acquisition included an intangible asset related to seralutinib with an estimated useful life of 12 years. The Company recognized $0.5 million and $0.5 million of amortization expense for the three months ended March 31, 2026 and 2025, respectively.

In February 2026, Gossamer Bio announced topline results from the Phase 3 PROSERA clinical trial evaluating seralutinib for the treatment of pulmonary arterial hypertension. The trial did not meet its prespecified primary endpoint. Gossamer Bio plans to engage with regulatory authorities to discuss potential next steps for the seralutinib program. The Company evaluated the impact of this development on its seralutinib‑related assets. No impairment indicators were identified and no impairment was recorded during the three months ended March 31, 2026.

Contingent consideration related to the seralutinib asset could be payable subject to certain development and commercial milestones. As of March 31, 2026, there were no contract assets or contract liabilities related to this agreement and no revenue was recognized during the three months ended March 31, 2026 and 2025.

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

The following tables set forth the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as follows (in thousands):

	Fair Value Measurements as of March 31, 2026 using:
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Cash equivalents:
Money market funds	$49,835	$—	$—	$49,835
U.S. treasury bills	25,505	—	—	25,505
Total cash equivalents	75,340	—	—	75,340
Exarafenib milestone asset (Note 6)	—	—	3,704	3,704
Investment in equity securities	494	—	—	494
Castle Creek PRV Interest (Note 4)	—	—	—	—
Castle Creek warrants (Note 4)	—	—	709	709
Total financial assets	$75,834	$—	$4,413	$80,247
Liabilities:
Exarafenib milestone contingent consideration (Note 6)	$—	$—	$3,704	$3,704
Total financial liabilities	$—	$—	$3,704	$3,704

	Fair Value Measurements as of December 31, 2025 using:
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Cash equivalents:
Money market funds	$41,810	$—	$—	$41,810
U.S. treasury bills	6,330	—	—	6,330
Total cash equivalents	48,140	—	—	48,140
Exarafenib milestone asset (Note 6)	—	—	3,600	3,600
Investment in equity securities	382	—	—	382
Castle Creek PRV Interest (Note 4)	—	—	—	—
Castle Creek warrants (Note 4)	—	—	697	697
Total financial assets	$48,522	$—	$4,297	$52,819
Liabilities:
Exarafenib milestone contingent consideration (Note 6)	$—	$—	$3,600	$3,600
Share-based liability (Note 12)	—	—	3,197	3,197
Total financial liabilities	$—	$—	$6,797	$6,797

Exarafenib Milestone Asset and Exarafenib Milestone Contingent Consideration

The Exarafenib milestone asset and Exarafenib milestone contingent consideration represent the Company’s potential receipt of a future milestone payment and a future consideration payable to Kinnate CVR holders that are contingent upon the achievement of a certain specified milestone related to the Exarafenib sale. As of March 31, 2026, the estimated fair value of each of the Exarafenib milestone asset and Exarafenib milestone contingent consideration was $3.7 million. The fair value measurement was based on a probability-weighted discounted cash flow model using significant Level 3 inputs, such as anticipated timelines and the probability of achieving the development milestone. Both the Exarafenib milestone asset and Exarafenib milestone contingent consideration are remeasured at fair value at each reporting period with changes in fair value recorded in the other income, net line item of the condensed consolidated statement of operations until settlement.

During the three months ended March 31, 2026, the estimated fair value of both the Exarafenib milestone asset and Exarafenib milestone contingent consideration increased by $0.1 million. The increase in estimated fair value had an offsetting net impact of zero on the condensed consolidated statements of operations for the three months ended March 31, 2026.

Castle Creek PRV Interest and Warrants

The Castle Creek PRV Interest and warrants represent the Company's right to receive 6.7% of the proceeds from a potential Priority Review Voucher sale and warrants to purchase Castle Creek's Series D-1 Preferred Stock, acquired as part of the Castle Creek royalty financing transaction on February 24, 2025. As of March 31, 2026, the estimated fair value of the Castle Creek PRV Interest was nominal, and the estimated fair value of the Castle Creek warrants was $0.7 million. The fair value measurement for the Castle Creek PRV Interest was based on a probability-weighted discounted cash flow model, while the warrants were valued using a Black-Scholes option pricing model. Both valuations used significant Level 3 inputs, including expected timing of FDA approval, probability of PRV issuance and sale, expected volatility, risk-free interest rates, and discount rates reflecting the risk associated with Castle Creek's development program. Both the Castle Creek PRV Interest and warrants are remeasured at fair value at each reporting period with changes in fair value recorded in the change in fair value of embedded derivative related to RPA and other income, net line items of the condensed consolidated statement of operations.

Investment in Equity Securities

The equity securities consisted of investments in publicly traded companies’ common stock that are classified on the condensed consolidated balance sheets as current assets as of March 31, 2026 and December 31, 2025. The equity securities are revalued each reporting period with changes in fair value recorded in the other income, net line item of the condensed consolidated statements of operations. The inputs that were used to calculate the fair value of the equity securities were observable prices in active markets and therefore were classified as a Level 1 fair value measurement.

Share-Based Liability

The Company uses a fair-value based measure to estimate the share-based liability at each reporting period until settlement. The Company uses the Black-Scholes Model to determine the fair value of the call options and the share-based liability each reporting period until settlement. Fair value of the share-based liability was zero and $3.2 million as of March 31, 2026 and December 31, 2025, respectively, and was categorized as Level 3 on the fair value hierarchy.

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

As part of the Kinnate acquisition, the Company acquired a lease assignment agreement with an assignee that expires on June 30, 2026. For the three months ended March 31, 2026 and 2025, the Company recognized sublease income of $0.1 million in the other income (expense), net line item in the condensed consolidated statement of operations.

Turnstone Lease and Sublease

As part of the Turnstone acquisition, the Company acquired an immaterial short-term lease agreement and a related sublease agreement that expired in February 2026.

HilleVax – Boston Lease

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

HilleVax – Boston Sublease

As part of the HilleVax acquisition, the Company acquired an executed sublease agreement with a sublessee for a portion of the Boston Lease premises. The sublease commenced on November 1, 2025, and will expire three years and two months following the commencement date. The Company recognized $0.3 million of sublease income for the three months ended March 31, 2026.

HilleVax - Swiss Lease

As part of the HilleVax acquisition, the Company acquired the Swiss Lease that expires on September 30, 2026. In accordance with ASC 842, the Company accounted for the lease as if it had commenced on the acquisition date. The Company recognized operating lease liabilities of $0.1 million as of September 17, 2025. No operating lease right-of-use assets were recorded due to the allocation of the excess of fair value of net assets acquired to certain qualifying assets under ASC 805. The Swiss Lease was terminated in March 2026 and the Company derecognized nominal lease liabilities.

The following table summarizes the maturity of the Company’s operating lease liabilities as of March 31, 2026 (in thousands):

Year	Rent Payments
2026 (excluding the three months ended March 31, 2026)	$2,982
2027	3,951
2028	4,076
2029	4,126
2030	4,211
Thereafter	8,798
Total undiscounted lease payments	$28,144
Present value adjustment	(6,250)
Total net lease liability for operating leases	$21,894

As of March 31, 2026 and December 31, 2025, the total net lease liability was $21.9 million and $22.6 million, respectively. As of March 31, 2026 and December 31, 2025, undiscounted lease payments of $27.7 million and $28.7 million, respectively, were reserved as part of the restricted cash held for Boston Lease payments.

As of March 31, 2026, the Company’s current and non-current operating lease liabilities were $2.4 million and $19.5 million, respectively.

As of December 31, 2025, the Company’s current and non-current operating lease liabilities were $2.5 million and $20.1 million, respectively.

The following table summarizes the cost components of the Company’s operating leases included in G&A in the condensed consolidated statements of operations for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
Lease costs:
Operating lease cost	$547	$33
Variable lease cost (1)	135	—
Total lease costs	$682	$33

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

The following table presents supplemental disclosure for the condensed consolidated statements of cash flows related to operating leases (in thousands):

	Three Months Ended March 31,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows under operating leases	$975	$23

The assumptions used in calculating the present value of the lease payments for the Company’s operating leases as of March 31, 2026 and December 31, 2025 were as follows:

	March 31,	December 31,
	2026	2025
Weighted-average remaining lease term	6.68 years	6.88 years
Weighted-average discount rate	7.73%	7.73%

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

The loan matures on December 15, 2038, provided that XRL may repay it in full at any time prior to December 15, 2038, subject to the terms of the Blue Owl Loan Agreement. The Blue Owl Loan included (i) an initial term loan in an aggregate principal amount equal to $130.0 million and (ii) a delayed draw term loan in an aggregate principal amount of $10.0 million to be funded at the option of XRL upon receipt by the lenders of payments of principal and interest from the proceeds of Commercial Payments in excess of an agreed upon amount on or prior to March 15, 2026. Effective March 2026, the delayed draw term loan was terminated.

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

In connection with the Blue Owl Loan Agreement, XOMA issued to Blue Owl and certain funds affiliated with Blue Owl warrants to purchase: (i) up to 40,000 shares of XOMA’s common stock at an exercise price of $35.00 per share; (ii) up to 40,000 shares of XOMA’s common stock at an exercise price of $42.50 per share; and (iii) up to 40,000 shares of XOMA’s common stock at an exercise price of $50.00 per share (collectively, the “Blue Owl Warrants”). The fair value of the Blue Owl Warrants was determined using the Black-Scholes Model and was estimated to be $1.5 million. As of March 31, 2026, all Blue Owl Warrants were outstanding.

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

As of the closing date of December 15, 2023, the Company recorded the $0.3 million allocated costs for the delayed draw term loan commitment as a non-current asset in other assets - long term in the consolidated balance sheet. As of March 31, 2026, no amount had been drawn from the delayed draw term loan, and the delayed draw commitment was terminated. Due to the termination, the related $0.3 million of allocated costs were immediately expensed during the three months ended March 31, 2026.

The carrying value of the short and long-term portion of the initial term loan was $12.5 million and $96.5 million, respectively, as of December 31, 2025.

In March 2026, XRL made a semi-annual payment of $11.9 million, which included a principal repayment of $6.4 million and an interest payment of $5.5 million. The carrying value of the short-term and long-term portion of the initial term loan was $14.0 million and $88.8 million, respectively, as of March 31, 2026. As of March 31, 2026, the EIR was determined to be 10.89%. The Company recorded $3.4 million and $3.5 million in interest expense during the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, the Company had an unaccreted debt discount of $2.9 million and unaccreted direct issuance costs of $0.4 million to be accreted over the expected remaining term of the initial term loan.

The following table summarizes the impact of the initial term loan on the Company’s condensed consolidated balance sheet as of March 31, 2026 (in thousands):

March 31, 2026
Gross principal	$130,000
Principal repayments	(23,893)
Debt discount and debt issuance costs	(3,269)
Total carrying value net of principal repayments, debt discount, and debt issuance costs	102,838
Less: current portion of long-term debt	(14,013)
Long-term debt	$88,825

Long-term debt on the Company’s condensed consolidated balance sheet as of March 31, 2026 and December 31, 2025 included only the carrying value of the Blue Owl Loan. Fair value of long-term debt was $102.9 million and $110.7 million as of March 31, 2026 and December 31, 2025, respectively, and was categorized as Level 3 on the fair value hierarchy.

Aggregate projected future principal payments of the initial term loan as of March 31, 2026, are as follows (in thousands):

Year Ending December 31,	Payments
2026 (excluding the three months ended March 31, 2026)	$7,115
2027	16,631
2028	20,207
2029	24,278
2030	28,906
Thereafter	8,970
Total payments	$106,107

Accretion of debt discounts and issuance costs are included in interest expense. Interest expense in the condensed consolidated statements of operations for the three months ended March 31, 2026 and 2025 relates to the initial term loan (in thousands):

	Three Months Ended
	March 31,
	2026	2025
Accrued interest expense	$2,777	$3,040
Accretion of debt discount and debt issuance costs	332	427
Delayed draw term loan termination expense	250	—
Total interest expense	$3,359	$3,467

10. Common Stock Warrants

As of March 31, 2026 and December 31, 2025, the following common stock warrants were outstanding:

			Exercise Price	March 31,	December 31,
Issuance Date	Expiration Date	Balance Sheet Classification	per Share	2026	2025
May 2018	May 2028	Stockholders’ equity	$23.69	6,332	6,332
March 2019	March 2029	Stockholders’ equity	$14.71	4,845	4,845
December 2023	December 2033	Stockholders’ equity	$35.00	40,000	40,000
December 2023	December 2033	Stockholders’ equity	$42.50	40,000	40,000
December 2023	December 2033	Stockholders’ equity	$50.00	40,000	40,000
				131,177	131,177

11. Commitments and Contingencies

Collaborative Agreements, Royalties, and Milestone Payments

The Company has committed to make potential future milestone payments and legal fees to third parties as part of licensing and development programs. Payments under these agreements become due and payable only upon the achievement of certain developmental, regulatory, and commercial milestones by the Company’s licensees. Because it is uncertain if and when these milestones will be achieved, such contingencies, aggregating up to $12.1 million (assuming one product per contract meets all milestone events), including the $10.0 million BioInvent contingent consideration, have not been recorded on the accompanying condensed consolidated balance sheets. The Company is unable to determine precisely when and if payment obligations under the agreements will become due as these obligations are based on milestone events, the achievement of which is subject to a significant number of risks and uncertainties. None of these milestones were assessed to be probable as of March 31, 2026.

Contingent Consideration

The Company has committed to pay contingent consideration pursuant to its transactions with Generation Bio, LAVA, HilleVax, Pulmokine, Kinnate, Kuros, and Daré (see Notes 4 and 6 for additional information).

The Company may pay $30.5 million upon the achievement of a certain specified milestone related to exarafenib payable to Kinnate CVR holders under the Kinnate CVR Agreement. The Exarafenib milestone contingent consideration is measured at fair value at each reporting period with changes in fair value recorded in other income, net.

As of March 31, 2026, none of the contingent consideration related to Pulmokine, Kuros, Daré, HilleVax’s HIL-216, LAVA’s existing partnerships or dispositions, or Generation Bio’s legacy assets or Moderna Collaboration and License Agreement were assessed to be probable and as such, no liability was recorded on the condensed consolidated balance sheet. The liability will be recorded when the amounts by product are probable and reasonably estimable.

The following table summarizes the contingent consideration recorded as of March 31, 2026 (in thousands):

	CVR Liabilities -	CVR Liabilities -
Contingent Consideration	Current Portion	Long-Term	Total
HilleVax sublease	$1,491	$4,148	$5,639
LAVA tax reserve	—	6,333	6,333
LAVA additional closing net cash	—	411	411
Turnstone tax CVR	850	—	850
Turnstone lease security deposit	260	—	260
Generation Bio additional closing net cash	2,532	—	2,532
Generation Bio lease security deposit	2,051	—	2,051
Total	$7,184	$10,892	$18,076

The following table summarizes the contingent consideration recorded as of December 31, 2025 (in thousands):

	CVR Liabilities -	CVR Liabilities -
Contingent Consideration	Current Portion	Long-Term	Total
HilleVax sublease	$1,154	$4,124	$5,278
LAVA tax reserve	—	6,333	6,333
LAVA additional closing net cash	2,781	—	2,781
Turnstone tax CVR	850	—	850
Turnstone lease security deposit	260	—	260
Total	$5,045	$10,457	$15,502

Litigation

In August 2025, the Company filed a complaint against Janssen in the United States District Court for the Eastern District of Pennsylvania. The complaint alleges breach of contract and unjust enrichment, and seeks damages and declaratory relief against Janssen regarding Janssen’s alleged failure to obtain a license from the Company in connection with Janssen’s commercialization of TREMFYA. In December 2025, the court denied Janssen’s motion to dismiss the complaint.

12. Stock-Based Compensation and Other Benefit Plans

The Company may grant qualified and non-qualified stock options, common stock, PSUs, RSUs, and other stock-based awards under various plans to directors, officers, employees, and other individuals. Stock options are granted at exercise prices of not less than the fair market value of the Company’s common stock on the date of grant. Additionally, the Company has an ESPP that allows employees to purchase Company shares at a purchase price equal to 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the purchase period or on the last day of the purchase period. The ESPP includes a rollover mechanism for the purchase price if the fair market value of the Company’s common stock on the purchase date is less than the fair market value of the Company’s common stock on the first trading day of the purchase period. In December 2025, the Board approved the 2026 ESPP, which is intended to replace the Company’s legacy 2015 ESPP, with substantially the same terms. The 2026 ESPP is subject to stockholder approval at the annual meeting of stockholders to be held in May 2026.

Stock Options and Other Stock Awards Plans

2010 Plan Stock Options

Stock options issued under the 2010 Plan generally vest monthly over three years for employees and one year for directors.

Cash-Out Agreement

In October 2025, the Company entered into the Cash-Out Agreement to provide cash settlement for vested stock options expiring in December 2026 and February 2027 held by Thomas Burns, the Company’s then Chief Financial Officer. The Cash-Out Agreement was treated as a modification of the respective stock options under ASC 718, which changed the awards’ classification from equity to liability. On the modification date, the Company recorded a share-based liability based on the options’ then-current fair value, and recognized an incremental compensation cost of $3.5 million for the difference between the fair value of the liability awards on the modification date and the original grant-date fair value. The share-based liability was remeasured at fair value in each reporting period until settlement. As of December 31, 2025, the estimated fair value of the share-based liability was $3.2 million.

In January 2026, the Company announced the resignation of its then Chief Financial Officer, Mr. Burns, and the appointment of Mr. Jeffrey Trigilio as its new Chief Financial Officer. In conjunction with this transition, the Cash-Out Agreement was terminated as of Mr. Burns’ separation date. Mr. Burns’ vested stock options remain outstanding in accordance with their original terms. Upon Mr. Burns’ termination on January 15, 2026, the awards no longer met the criteria for liability classification and were reclassified from a share-based liability to equity. On the termination date, the Company remeasured the existing share-based liability to its fair value and reclassified the full liability balance of $3.5 million to additional paid-in-capital. Previously recognized compensation cost was not affected. After this date, the awards remain equity-classified and will no longer be remeasured.

The activity for all stock options for the three months ended March 31, 2026 was as follows:

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Contractual	Intrinsic
	Number of	Price	Remaining Term	Value
	Shares	Per Share	(in years)	(in thousands)
Outstanding as of January 1, 2026	2,153,457	$21.42	5.23	$14,520
Granted	—	—
Exercised	(33,278)	15.58
Forfeited, expired or cancelled	—	—
Outstanding as of March 31, 2026	2,120,179	$21.51	5.01	$22,107
Exercisable as of March 31, 2026	2,000,971	$21.39	4.90	$21,188
Vested and expected to vest as of March 31, 2026	2,120,179	$21.51	5.01	$22,107

The aggregate intrinsic value of stock options exercised during the three months ended March 31, 2026 and 2025 was $0.4 million and $0.4 million, respectively. The intrinsic value is the difference between the fair value of the Company’s common stock at the time of exercise and the exercise price of the stock option.

The Company recorded $0.5 million in stock-based compensation expense related to equity-classified stock options during the three months ended March 31, 2026. As of March 31, 2026, $1.4 million of total unrecognized compensation expense related to stock options was expected to be recognized over a weighted-average period of 0.77 years.

Performance Stock Unit Awards

PSUs are subject to market-based vesting conditions and the number of PSUs vested will be based on the stock price of the Company’s common stock as compared to four stock price hurdles over a three-year period from the grant date (the “performance period”). A stock price hurdle is considered attained when, at any time during the performance period, the Company’s volume-weighted-average stock price equals or exceeds the hurdle stock price value for 30 consecutive calendar days. Upon attainment of a stock price hurdle, one-third of the earned PSUs will vest immediately upon achievement, one-third will vest upon the two-year anniversary of the grant date and one-third will vest on the three-year anniversary of the grant date. If no stock price hurdle is attained during the performance period, then no PSUs will vest.

Fair Value Assumptions of Performance Stock Unit Awards

The fair value of the PSUs granted was estimated based on a Monte Carlo valuation model which incorporates into the valuation the possibility that the stock price hurdles may not be satisfied.

The grant date fair values of the PSUs granted in the three months ended March 31, 2026 were estimated as follows:

			Derived
Hurdle Price	Number of	Fair Value	Service Period
Per Share	PSUs	Per Share	(in years)
$30.00	6,000	$16.53	0.12
$33.00	113,806	$22.99-23.51	0.40-0.42
$35.00	6,000	$10.36	0.19
$38.00	113,807	$21.10-21.61	0.67-0.69
$40.00	9,000	$6.22	0.23
$43.00	113,809	$19.37-19.83	0.90-0.92
$45.00	9,000	$3.63	0.25
$48.00	113,811	$17.76-18.20	1.10-1.11
	485,233

The Company estimates that it will recognize total stock-based compensation expense for the PSUs granted using the graded expense attribution method over the requisite service period of each tranche. If the stock price hurdles are met sooner than the requisite service period, the stock-based compensation expense for the respective stock price hurdle will be accelerated. Stock-based compensation expense will be recognized over the requisite service period if the grantees continue to provide service to the Company regardless of whether the PSU stock price hurdles are achieved.

The activity for all PSUs for the three months ended March 31, 2026 was as follows:

		Weighted
		Average
		Grant Date
	Number of	Fair Value
	Unvested PSUs	Per Share
Unvested balance as of January 1, 2026	379,907	$15.69
Granted	485,233	19.89
Vested	(23,698)	17.11
Forfeited	—	—
Unvested balance as of March 31, 2026	841,442	$18.07
Vested and expected to vest as of March 31, 2026	723,030	$18.70

The Company recorded $1.1 million in stock-based compensation expense related to the PSUs during the three months ended March 31, 2026. As of March 31, 2026, there was $9.3 million in unrecognized stock-based compensation expense related to outstanding PSUs granted to employees with a weighted-average remaining recognition period of 1.28 years.

Restricted Stock Unit Awards

RSUs are equity awards that entitle the holder to receive freely tradeable shares of the Company’s common stock upon vesting. The fair value of RSUs is equal to the closing price of the Company’s common stock on the grant date. RSUs granted to employees have a service condition and generally vest over a period of four years.

The activity for all RSUs for the three months ended March 31, 2026 was as follows:

		Weighted
		Average
		Grant Date
	Number of	Fair Value
	Unvested RSUs	Per Share
Unvested balance as of January 1, 2026	29,855	$25.12
Granted	326,619	26.87
Vested	—	—
Forfeited	—	—
Unvested balance as of March 31, 2026	356,474	$26.72
Vested and expected to vest as of March 31, 2026	356,474	$26.72

The Company recorded $0.3 million in stock-based compensation expense related to the RSUs during the three months ended March 31, 2026. As of March 31, 2026, there was $8.8 million unrecognized stock-based compensation expense related to the outstanding RSUs granted with a weighted-average remaining recognition period of 3.67 years.

Stock-based Compensation Expense

All stock-based compensation expense is recorded in G&A expenses. The following table shows total stock-based compensation expense for stock options, PSUs, RSUs, and ESPP in the condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2026	2025
Equity-classified awards	$1,969	$1,983
Liability-classified awards	312	—
Total stock-based compensation expense	$2,281	$1,983

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

Dividends

During the three months ended March 31, 2026, the Board declared and paid cash dividends on the Company’s Series A Preferred Stock and Series B Depositary shares as follows:

	Series A Preferred Stock	Series B Depositary Share
	Cash Dividend Declared	Cash Dividend Declared
Dividend Declaration Date	($ per share)	($ per share)	Dividend Payment Date
October 14, 2025	$0.53906	$0.52344	January 15, 2026
February 26, 2026	$0.53906	$0.52344	April 15, 2026

BVF Ownership

As of March 31, 2026, BVF owned approximately 21.7% of the Company’s total outstanding shares of common stock, and if all the shares of Series X Convertible Preferred Stock were converted (without taking into account beneficial ownership limitations), BVF would own 44.9% of the Company’s total outstanding shares of common stock. The Company’s Series A Preferred Stock becomes convertible upon the occurrence of specific events and as of March 31, 2026, the contingency was not met, therefore the Series A Preferred Stock owned by BVF is not included in the as-converted ownership calculation. Due to its significant equity ownership, BVF is considered a related party of the Company.

2025 Common Stock ATM Agreement

On October 3, 2025, the Company entered into the 2025 Common Stock ATM Agreement with Leerink, under which the Company may offer and sell from time to time at its sole discretion shares of its common stock through Leerink as its sales agent, in an aggregate amount not to exceed $75.0 million. The 2025 Common Stock ATM Agreement replaced the 2018 Common Stock ATM Agreement that was terminated in September 2025. Leerink may sell the shares by any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 of the Securities Act and will use its commercially reasonable efforts consistent with its normal trading and sales practices to sell the shares up to the amount specified. The Company will pay Leerink a commission of up to 3% of the gross proceeds of any shares of common stock sold under the 2025 Common Stock ATM Agreement. During the three months ended March 31, 2026, the Company did not sell any shares of its common stock under the 2025 Common Stock ATM Agreement.

2025 Series B Preferred Stock ATM Agreement

On October 3, 2025, the Company entered into the 2025 Series B Preferred Stock ATM Agreement with HCW, under which the Company may offer and sell from time to time at its sole discretion depositary shares, each representing 1/1000th of a share of the Company’s Series B Preferred Stock, through HCW as its sales agent, in an aggregate amount not to exceed $50.0 million. The 2025 Series B Preferred Stock ATM Agreement replaced the 2021 Series B Preferred Stock ATM Agreement that was terminated in September 2025. HCW may sell the depositary shares by any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 of the Securities Act and will use its commercially reasonable efforts consistent with its normal trading and sales practices to sell the depositary shares up to the amount specified. The Company will pay HCW a commission of up to 3% of the gross proceeds of any depositary shares sold under the 2025 Series B Preferred Stock ATM Agreement. During the three months ended March 31, 2026, the Company did not sell any shares of its Series B Preferred Stock under the 2025 Series B Preferred Stock ATM Agreement.

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

During the three months ended March 31, 2026, the Company purchased a total of 10,902 shares of its common stock for $0.3 million. Pursuant to Section 4501 of the Internal Revenue Code, a 1% excise tax is imposed on the aggregate fair market value of stock repurchases during the taxable year, provided the total value of repurchases exceeds a $1.0 million de minimis threshold. As cumulative repurchases did not exceed this threshold during the three months ended March 31, 2026, the Company recorded no excise tax liability as of March 31, 2026. From the inception of the stock repurchase program through March 31, 2026, the Company purchased a total of 659,610 shares of its common stock pursuant to the stock repurchase program for $16.3 million.

14. Income Taxes

The Company recorded an immaterial income tax expense for the three months ended March 31, 2026, primarily related to Swiss income taxes of HilleVax. As of March 31, 2026, the Company maintained a full valuation allowance against its remaining net deferred tax assets.

On July 4, 2025, H.R. 1, Public Law 119-21, was enacted in the U.S., introducing significant changes to U.S. income tax law, including provisions affecting the deductibility and capitalization of research and development expenditures, business interest deductions, and the international tax framework. The enactment of this legislation did not have a material impact on the Company’s condensed consolidated financial statements for the quarter ended March 31, 2026.

The Company had a total of $5.9 million of gross unrecognized tax benefits as of March 31, 2026, none of which would affect the effective tax rate upon realization, as it had a full valuation allowance against its net deferred tax assets. The reversal of related deferred tax assets will be offset by a valuation allowance, should any of these uncertain tax positions be favorably settled in the future.

The Company does not expect its unrecognized tax benefits to change significantly over the next twelve months. The Company will recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of March 31, 2026, the Company had not accrued interest or penalties related to uncertain tax positions.

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

The table below presents segment information for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
Income and revenues	$12,318	$15,912
Business development and deal related costs	(818)	(1,055)

Other segment items:
Research and development expenses	(49)	(1,293)
Depreciation of property and equipment	(3)	(3)
Other general and administrative expenses(1)	(11,036)	(7,088)
Gain on lease termination	27	—
Amortization of intangible assets	(892)	(544)
Gains on acquisitions	3,545	—
Change in fair value of derivatives related to Castle Creek	12	—
Interest expense	(3,359)	(3,467)
Other income (expense), net	4,721	(95)
Income tax expense	(1)	—
Segment and consolidated net income	$4,465	$2,367

(1)	Other general and administrative expenses for the three months ended March 31, 2026 and 2025 included general and administrative expenses of $11.9 million and $8.1 million, respectively, net of business development and deal related costs and depreciation of property and equipment.

Geographic Information

Income and revenue attributed to the following geographic regions based on the location of the partners and licensees was as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
United States	$5,622	$6,095
Switzerland	6,696	5,817
Asia Pacific	—	4,000
Total	$12,318	$15,912

The Company’s property and equipment is held in the U.S.

16. Subsequent Events

Ligand Merger Agreement

On April 27, 2026, Ligand and the Company announced that they have entered into a definitive agreement under which Ligand expects to acquire the Company for $39.00 per share of common stock in cash, for a total equity value of approximately $739.0 million, plus one non-transferable CVR per share entitling the holder to receive a portion of 75% of the net proceeds, if any, that may result from ongoing litigation initiated by the Company against Janssen.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act, Section 21E of the Exchange Act, and the Private Securities Litigation Reform Act of 1995, which are subject to the “safe harbor” created by those sections. Forward-looking statements are based on current expectations, estimates and forecasts, as well as our management’s beliefs and assumptions and on information currently available to them, and are subject to risks and uncertainties that are difficult to predict. In some cases you can identify forward-looking statements by words such as “may,” “will,” “should,” “might,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “targets,” “forecasts,” “potential,” “intend” “goal,” “guidance,” “strategy,” “continue,” “design,” and similar words, expressions or the negative of such terms. Examples of forward-looking statements include, but are not limited to, statements regarding: the proposed merger with Ligand (the “Merger”), our ability to complete the proposed Merger in a timely manner or at all, including the satisfaction or waiver of various conditions to the consummation of the Merger, trend analyses and statements regarding future events, future financial performance, including future income related to VABYSMO and OJEMDA, anticipated growth, and industry prospects, our future operating expenses, our future losses, the success of our strategy as a royalty aggregator, the assumptions underlying our business model, the extent to which issued and pending patents may protect the products and processes in which we have an ownership or royalty interest and prevent the use of the covered subject matter by third parties, the potential of our existing product candidates to lead to the development of commercial products, our ability to receive potential milestone or royalty payments under license and collaboration agreements and the amount and timing of receipt of those payments, our ability to locate suitable assets to acquire, our ability to complete (on a timely basis or at all) and realize the benefits from acquisitions, uncertainties related to the acquisition of interest in development-stage and clinical-stage product candidates, fluctuations in and our ability to predict our operating results and cash flows, and the sufficiency of our capital resources. Forward-looking statements are based on assumptions that may not prove accurate. Actual results and outcomes, or the timing of actual results and outcomes, could differ materially from those anticipated due to certain risks, including risks inherent in the biotechnology industry and for our licensees engaged in the development of new products in a regulated market. Among other things: there can be no assurance that our revenues, income or expenses will meet any expectations or follow any trend(s); we may be unable to complete the proposed Merger in a timely manner or at all, including as a result of events that could give rise to the termination of the Merger Agreement; we may be unable to retain our key employees; litigation, arbitration or other disputes with third parties may not be resolved in our favor and have a material adverse effect on us; our product candidates subject to our out-license agreements are still being developed, and our licensees’ may require substantial funds to continue development which may not be available; we may not be successful in entering into out-license agreements for our product candidates; if our therapeutic product candidates do not receive regulatory approval, our third-party licensees will not be able to manufacture and market them; products or technologies of other companies may render some or all of our product candidates noncompetitive or obsolete; we do not know whether there will be, or will continue to be, a viable market for the products in which we have an ownership or royalty interest; even once approved, a product may be subject to additional testing or significant marketing restrictions, its approval may be withdrawn or it may be voluntarily taken off the market; we and our licensees are subject to various state and federal healthcare related laws and regulations that may impact the commercialization of our or our third-party licensee’s product candidates and could subject us or them to significant fines and penalties, and could be impacted by changes or disruptions at the FDA and other government agencies; we and our third-party licensees may be impacted by general macroeconomic and business conditions in key regions of the world, including inflationary pressures, general economic slowdown or a recession, high interest rates, changes in monetary policy, changes in trade policies, including tariffs or other trade restrictions or the threat of such actions, government shutdowns, instability in financial institutions and geopolitical instability (including conflicts in the Middle East and related volatility in commodity prices, including the price of oil). These and other risks and uncertainties are described in more detail in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025, elsewhere in this Quarterly Report on Form 10-Q and in our other filings with the SEC.

Forward-looking statements are inherently uncertain and you should not place undue reliance on these statements, which speak only as of the date that they were made. These cautionary statements should be considered in connection with any written or oral forward-looking statements that we may issue in the future. Except as required by law, we do not undertake any obligation to revise or update publicly any forward-looking statements after completion of the filing of this Quarterly Report on Form 10-Q to reflect later events or circumstances, the occurrence of unanticipated events, or otherwise.

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

We use our trademarks, trade names, and services marks in this Quarterly Report as well as trademarks, trade names, and service marks that are the property of other organizations. Solely for convenience, trademarks and trade names referred to in this Quarterly Report appear without the ® and ™ symbols, but those references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or that the applicable owner will not assert its rights, to these trademarks and trade names.

The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with the audited consolidated financial statements and related notes thereto included as part of our Annual Report on Form 10-K for the year ended December 31, 2025.

Overview

XOMA is a royalty aggregator. We have a sizable portfolio of economic rights to future potential milestone and royalty payments associated with over 120 commercial and pre-commercial therapeutic candidates. In 2017, we transformed our business model to become a royalty aggregator. We subsequently advanced our portfolio by building upon our existing out-licensing agreements for proprietary products and platforms through the acquisition of rights to future milestones, royalties and commercial payments. Currently, our portfolio is anchored by royalty streams and milestone payments derived from seven commercial-stage assets. In the first quarter of 2026, we received $16.1 million in commercial payments. Our royalty aggregator business is primarily focused on early to mid-stage clinical assets, primarily in Phase 1 and 2 development, which we believe have significant commercial sales potential and that are licensed to well-funded sponsors or developers with established expertise in developing and commercializing drugs. We also acquire milestone and royalty revenue streams on late-stage clinical assets and commercial assets that are designed to address unmet markets or have a therapeutic advantage over other treatment options, and have long duration of market exclusivity. We expect most of our future revenue and income to be based on payments we may receive for milestones and royalties associated with these assets as well as the periodic recognition of income under the EIR method.

The generation of future revenues and income related to licenses, milestone payments, and royalties is dependent on the achievement of milestones or product sales by our existing partners and licensees. We generated a net income of $4.5 million for the three months ended March 31, 2026, net cash provided by operating activities was $6.1 million for the three months ended March 31, 2026, and we had an accumulated deficit of $1.2 billion as of March 31, 2026. We generated a net income of $31.7 million, and net cash provided by operating activities was $2.9 million for the year ended December 31, 2025, and we had an accumulated deficit of $1.2 billion as of December 31, 2025.

Ligand Merger Agreement

On April 27, 2026, we entered into a definitive agreement with Ligand under which Ligand will acquire us for $39.00 per share of common stock in cash, for a total equity value of approximately $739.0 million, plus one non-transferable CVR per share entitling the holder to receive a portion of 75% of the net proceeds, if any, that may result from ongoing litigation initiated by us against Janssen. The transaction was approved by the boards of directors of both companies; furthermore, XOMA’s officers, directors and certain funds affiliated with BVF Partners Parent, which collectively beneficially own approximately 47% of outstanding shares (assuming the conversion of XOMA’s Series X Convertible Stock), entered into voting agreements in support of the acquisition. XOMA’s outstanding shares of Series A Preferred Stock and Series B Preferred Stock are expected to be redeemed in connection with the transaction. The merger is anticipated to close in the third quarter of 2026, subject to customary closing conditions and approval by our stockholders, among other conditions.

Recent Business Developments

Completed Acquisitions

Generation Bio Acquisition

In February 2026, we acquired Generation Bio through a tender offer for $4.2913 in cash per share of Generation Bio common stock and one non-transferable CVR per share of Generation Bio common stock, resulting in total purchase consideration of $34.4 million.

Under the Generation Bio CVR Agreement, CVR holders are entitled to a portion of net proceeds from any product-level financing or from the sale, transfer, license, or other disposition of Generation Bio IP occurring within five years after the merger closing, with payments over a ten-year period ranging from 70% to 30% of the net proceeds. CVR holders are also entitled to a share of net proceeds from the Moderna Collaboration and License Agreement, ranging from 90% to 50% of the net proceeds in years one through ten following the merger closing. CVR holders are further entitled to certain receipts related to the Binney Lease, including the return of the approximately $2.1 million security deposit. In addition, payments to CVR holders are adjusted for any excess or shortfall of Generation Bio’s closing net cash over the amount determined under the Generation Bio Merger Agreement. We recorded a $2.1 million CVR liability related to the Binney Lease security deposit and a $2.5 million CVR liability related to estimated excess net cash.

Other Business Developments

Repare Acquisition and XenoTherapeutics Arranger Letter

In January 2026, we acted as structuring agent in connection with the acquisition of Repare’s issued and outstanding common shares by Xeno. Xeno paid us an arranger fee of $3.0 million following the closing of the Repare acquisition for the services rendered, which was received in January 2026. BVF, a related party of the Company, owned approximately 24.0% of Repare before its acquisition by Xeno. Subsequent to the Repare acquisition, Mr. Owen Hughes, our Chief Executive Officer and board member, and Mr. Brad Sitko, our Chief Investment Officer, were nominated by Xeno to serve as independent directors on the board of directors of Repare in order to satisfy local law independence requirements applicable to Canadian reporting issuers. Mr. Hughes and Mr. Sitko subsequently resigned from the board of directors of Repare following Repare’s cessation as a reporting issuer under local law.

Portfolio Updates

Engager Bio License Agreement

In April 2026, we entered into the Engager Bio License Agreement, granting Engager Bio an assignment and exclusive license to LAVA-1266 and associated IP rights. We are eligible to receive up to €608.5 million in milestone payments upon the achievement of specified investment, development, and sales milestones, as well as low to mid single-digit royalties on net commercial sales. Pursuant to the terms of the LAVA CVR Agreement, holders of the LAVA CVRs will receive 75% of the net proceeds of such payments received by us prior to November 17, 2035. Under the agreement Engager Bio assumes sole responsibility for product development, regulatory approval, and commercialization activities.

Viracta Royalty Purchase Agreement

In April 2026, we earned a $6.0 million milestone payment from Day One (now Servier) for the European Commission granting conditional marketing authorization for OJEMDA as a monotherapy for the treatment of patients six months of age and older with pediatric low-grade-glioma harboring a BRAF fusion or rearrangement, or BRAF V600 mutation, who have progressed after one or more prior systemic therapies.

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

There have been no significant changes in our critical accounting estimates during the three months ended March 31, 2026, as compared with those previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 18, 2026.

Our significant accounting policies are included in “Note 2 – Basis of Presentation and Significant Accounting Policies” in our condensed consolidated financial statements.

Results of Operations

Income and Revenues

Total income and revenues for the three months ended March 31, 2026 and 2025 were as follows (in thousands):

	Three Months Ended
	March 31,
	2026	2025	Change
Income from purchased receivables under the EIR method	$9,239	$6,070	$3,169
Income from purchased receivables under the cost recovery method	2,769	5,525	(2,756)
Revenue from contracts with customers	—	4,000	(4,000)
Revenue recognized under units-of-revenue method	310	317	(7)
Total income and revenues	$12,318	$15,912	$(3,594)

Income from Purchased Receivables under the EIR Method and Cost Recovery Method

The following table summarizes income recognized from purchased receivables under the EIR method and cost recovery method during the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025	Change
Affitech (VABYSMO)	$6,696	$5,817	$879
LadRx (MIPLYFFA)	2,297	—	2,297
Aptevo (IXINITY)	246	253	(7)
Total income from purchased receivables under the EIR method	$9,239	$6,070	$3,169

Viracta (OJEMDA)	$2,769	$5,525	$(2,756)
Total income from purchased receivables under the cost recovery method	$2,769	$5,525	$(2,756)

Income from purchased receivables under the EIR method for the three months ended March 31, 2026 included estimated income under the EIR method related to sales of VABYSMO of $6.7 million, sales of MIPLYFFA of $2.3 million, and sales of IXINITY of $0.2 million. Income from purchased receivables under the EIR method for the three months ended March 31, 2025 included estimated income under the EIR method related to sales of VABYSMO of $5.8 million and sales of IXINITY of $0.3 million. We expect income related to VABYSMO and MIPLYFFA to increase in future periods based on estimated future sales.

Income from purchased receivables under the cost recovery method for the three months ended March 31, 2026 included $2.8 million for OJEMDA in estimated royalties. The income recognized for OJEMDA during the three months ended March 31, 2025 included a $4.0 million milestone related to Day One’s MAA filing with the EMA and $1.5 million in estimated royalties related to OJEMDA. We expect income from OJEMDA royalties to increase in future periods based on estimated future sales.

Revenue from Contracts with Customers

Revenue from contracts with customers includes upfront fees, annual license fees, and milestone payments related to the out-licensing of our legacy product candidates and technologies. We did not recognize any revenue from contracts with customers for the three months ended March 31, 2026. Revenue from contracts with customers for the three months ended March 31, 2025 included a $4.0 million payment pursuant to our collaboration agreement with Takeda. This included $3.0 million from milestone payments and $1.0 million in other revenue.

Revenue Recognized under Units-of-Revenue Method

Revenue recognized under the units-of-revenue method includes the amortization of unearned revenue from the sale of royalty interests to HCRP in 2016. Changes in revenues recognized in each period presented are related to the changes in estimated royalties received by HCRP.

R&D Expenses

Total research and development expenses for the three months ended March 31, 2026 and 2025 were as follows (in thousands):

	Three Months Ended
	March 31,
	2026	2025	Change
Research and development	$49	$1,293	$(1,244)

R&D expense was less than $0.1 million for the three months ended March 31, 2026, compared with $1.3 million for the same period in 2025. R&D expense for the three months ended March 31, 2025 included $1.0 million in pass-through licensing fees to an undisclosed licensor related to the Phase 3 milestone achieved by Takeda under our Takeda Collaboration Agreement, as well as clinical trial costs related to the winddown of Kinnate’s KIN-3248.

G&A Expenses

Total general and administrative expenses for the three months ended March 31, 2026 and 2025 were as follows (in thousands):

	Three Months Ended
	March 31,
	2026	2025	Change
General and administrative	$11,857	$8,146	$3,711

G&A expenses include salaries and related personnel costs, professional fees, and facilities costs. G&A expenses were $11.9 million for the three months ended March 31, 2026, compared with $8.1 million for the same period in 2025.

The increase of $3.7 million for the three months ended March 31, 2026, as compared to the same period in 2025, was primarily due to increases in salaries and related expenses of $0.9 million, lease expense of $0.6 million, tax services of $0.6 million, legal fees of $0.5 million, share-based compensation expense of $0.3 million, and litigation expenses of $0.7 million. The increase in litigation expense is associated with ongoing litigation initiated by us against Janssen asserting claims for breach of contract and unjust enrichment arising from Janssen's unauthorized use of our intellectual property in the commercialization of TREMFYA (guselkumab). We expect to continue to incur legal fees and other professional service costs associated with pursuing this litigation. Litigation is inherently uncertain, and there can be no assurance regarding the outcome of the matter or the timing or amount of any potential recovery.

G&A expenses included non-cash share-based compensation expenses of $2.3 million and $2.0 million for the three months ended March 31, 2026 and 2025, respectively.

Credit Losses on Purchased Receivables

There were no credit losses on purchased receivables for the three months ended March 31, 2026 and 2025.

Other Income (Expense), Net

Interest Expense

Interest expense includes the accretion of debt discount and debt issuance costs. Interest expense for the three months ended March 31, 2026 and 2025 was as follows (in thousands):

	Three Months Ended
	March 31,
	2026	2025	Change
Accrued interest expense	$2,777	$3,040	$(263)
Accretion of debt discount and debt issuance costs	332	427	(95)
Delayed draw term loan termination expense	250	—	250
Total interest expense	$3,359	$3,467	$(108)

Interest expense incurred for the three months ended March 31, 2026 and 2025 was related to our Blue Owl Loan. The decrease in the current year period was due to the decrease in the principal balance of the loan, partially offset by the delayed draw term loan termination expense.

Gains on Acquisitions

Gains on acquisitions for the three months ended March 31, 2026 included a gain on acquisition of Generation Bio of $3.5 million.

Other Income (Expense), Net

Other income (expense), net for the three months ended March 31, 2026 and 2025 was as follows (in thousands):

	Three Months Ended
	March 31,
	2026	2025	Change
Other income (expense), net
Arranger fee from Repare transaction	$3,000	$—	$3,000
Investment income	933	927	6
Sublease income	546	103	443
HilleVax CVR adjustment	(360)	—	(360)
LAVA CVR adjustment	230	—	230
Unrealized gain (loss) from change in fair value of equity securities	112	(1,147)	1,259
Other miscellaneous income, net	299	22	277
Total other income (expense), net	$4,760	$(95)	$4,855

We recognized a $3.0 million arranger fee during the three months ended March 31, 2026 in connection with the Repare transaction. Sublease income for the three months ended March 31, 2026 increased compared to the three months ended March 31, 2025 due to our acquisition of the HilleVax sublease in the second half of 2025. The HilleVax CVR adjustment represented a $0.4 million addition for interest earned on the related reserve account. The LAVA CVR adjustment represented a $0.6 million difference between the LAVA CVR liability accrued as of December 31, 2025 and the actual amount paid in March 2026 for excess closing net cash, partially offset by a $0.4 million additional expense accrued for future LAVA CVR distributions.

For the three months ended March 31, 2026, the unrealized gain from the change in fair value of equity securities was due to the change in market price for our investment in one publicly traded company’s equity securities as we sold all equity securities related to the other publicly traded company in the third quarter of 2025. For the three months ended March 31, 2025, the unrealized loss from the change in fair value of equity securities was due to the change in market price for our investments in two publicly traded companies’ equity securities.

Provision for Income Taxes

We recorded an immaterial income tax expense for the three months ended March 31, 2026, primarily related to Swiss income tax associated with HilleVax. We recorded no provision for federal income taxes during the three months ended March 31, 2025. We continued to maintain a full valuation allowance against our remaining net deferred tax assets. We had a total of $5.9 million of gross unrecognized tax benefits, none of which would impact our effective tax rate to the extent that we continue to maintain a full valuation allowance against our deferred tax assets. We do not expect our unrecognized tax benefits to change significantly over the next twelve months.

Liquidity and Capital Resources

Ligand Merger Agreement

On April 27, 2026, we entered into the Ligand Merger Agreement with Ligand and Flex Merger Sub, providing for the acquisition of our Company by Ligand. Under the terms of the Ligand Merger Agreement, we have agreed to various covenants and agreements, including, among others, agreements to conduct our business in the ordinary course of business in all material respects between the execution of the Ligand Merger Agreement and the potential closing of the merger. Subject to certain limited exceptions, we may not take certain actions without Ligand’s consent, including certain actions relating to capital structure transactions, acquisitions or dispositions, indebtedness, and other specified matters, in each case subject to applicable thresholds, exceptions and consent rights set forth in the Ligand Merger Agreement. We do not believe these restrictions will prevent us from meeting our ongoing costs of operations, working capital needs or capital expenditure requirements. We may be required to pay Ligand a termination fee of $40.0 million if the Ligand Merger Agreement is terminated under certain specified circumstances. In addition, we expect to incur costs and expenses in connection with the potential merger, a portion of which may be payable regardless of whether the merger is completed. Payment of any such fees, costs or expenses could require us to use available cash that would otherwise be available for general corporate purposes or other uses.

Cash Flows

Our cash and cash equivalents, restricted cash, and cash flow activities as of and for each of the periods presented were as follows (in thousands):

	March 31,	December 31,
	2026	2025	Change
Cash and cash equivalents	$85,600	$82,908	$2,692
Short-term restricted cash	$8,862	$5,441	$3,421
Long-term restricted cash	$44,281	$45,361	$(1,080)
Net increase in cash, cash equivalents, and restricted cash			$5,033

The increase in cash and cash equivalents of $2.7 million from December 31, 2025 to March 31, 2026 was primarily driven by $16.1 million of cash received from our purchased receivables, partially offset by $11.9 million in principal and interest payments for the Blue Owl Loan, $2.1 million in LAVA CVR distribution for the net cash excess. The increase of $2.3 million in restricted cash from December 31, 2025 to March 31, 2026 was primarily due to additions of $2.5 million of restricted cash acquired from the Generation Bio acquisition.

	Three Months Ended
	March 31,
	2026	2025	Change
Net cash provided by operating activities	$6,121	$2,198	$3,923
Net cash provided by (used in) investing activities	6,552	(6,693)	13,245
Net cash used in financing activities	(7,640)	(6,894)	(746)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$5,033	$(11,389)	$16,422

Net cash provided by operating activities of $6.1 million for the three months ended March 31, 2026 was primarily driven by cash receipts during the period (see further details in the Capital Resources section below).

Net cash provided by investing activities of $6.6 million for the three months ended March 31, 2026 was primarily driven by net cash, cash equivalents, and restricted cash acquired in the Generation Bio acquisition of $8.5 million, partially offset by a payment of $2.1 million for LAVA CVR distribution.

Net cash used in financing activities of $7.6 million for the three months ended March 31, 2026 was primarily due to principal repayments on our Blue Owl Loan of $6.4 million, payments of dividends on our Series A and Series B

Preferred Stock of $1.4 million and repurchases of common stock of $0.3 million, partially offset by proceeds from the exercise of options and other share-based compensation of $0.6 million.

Capital Resources

We have historically financed our operations and acquisitions through debt facilities, the issuance of our common stock, Series A and Series B Preferred Stock, and amounts received as milestone payments under our license agreements. Cash received from commercial payments related to sales of VABYSMO will be used to pay down the principal amount and interest due on our Blue Owl Loan until the loan is repaid in full. We also receive cash payments from our purchased receivables and these receipts have been increasing in recent years as our portfolio matures. Below is a summary of the cash received from our purchased receivables and contracts with customers for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended
	March 31,
	2026	2025
Royalties and commercial payments
VABYSMO	$11,945	$11,144
OJEMDA	2,569	1,288
MIPLYFFA	1,069	413
IXINITY	479	561
OTHER	3	2
Total royalties and commercial payments	16,065	13,408
Other receipts from purchased receivables	—	4,000
Receipts from contracts with customers	—	550
Total cash receipts	$16,065	$17,958

We have historically incurred significant operating losses and as of March 31, 2026, we had an accumulated deficit of $1.2 billion. As of March 31, 2026, we had $85.6 million in unrestricted cash and cash equivalents and $53.1 million in restricted cash. Based on our current cash balance and our planned discretionary spending, such as royalty or other acquisitions, we believe that our current financial resources are sufficient to fund our planned operations, commitments, and contractual obligations for a period of at least one year following the filing date of this Quarterly Report.

The generation of future income and revenue related to royalties and milestone payments is dependent on the achievement of milestones or product sales by our existing partners. Milestone payments earned in prior periods are not indicative of anticipated milestone payments in future periods. We may seek additional capital through our 2025 Common Stock ATM Agreement or our 2025 Series B Preferred Stock ATM Agreement (see Note 13 to the condensed consolidated financial statements), or through other public or private debt or equity transactions. Our ability to raise additional capital in the equity and debt markets, should we choose to do so, is dependent on a number of factors including, but not limited to, the market demand for our common and preferred stock, which are subject to a number of development and business risks and uncertainties, our creditworthiness and whether were are able to raise such additional capital at a price or on terms that are favorable to us, if at all. If we are unable to raise additional funds when we need them, our business and operations may be adversely affected.

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

To support our royalty aggregator business model, we engage third parties to assist in the evaluation of potential acquisitions of milestone payments and royalty streams. Additional operating expenses, including consulting and legal costs, may continue to increase during the remainder of 2026 related to the proposed Merger with Ligand.

We have an operating lease for our headquarters in Emeryville, California that expires in April 2029. As of March 31, 2026, we expect to incur incremental undiscounted costs of $0.3 million associated with our building lease.

In September 2025, as part of the HilleVax acquisition, we acquired the Boston Lease that expires on December 31, 2032. Of the total cash we received in the HilleVax acquisition, a corresponding $41.7 million was reserved to pay the future Boston Lease obligations. As of March 31, 2026, undiscounted lease payments of $40.2 million were reserved as part of the restricted cash held for Boston Lease payments. If the Boston Lease is terminated, assigned, or subleased within twelve months of the HilleVax Merger Closing Date, 100% of the amount received from any subtenant will be distributed to CVR holders. If the Boston Lease is terminated, assigned, or subleased after twelve months of the HilleVax Merger Closing Date, 90% of the applicable receipts will be distributed to CVR holders.

Stock Repurchase Program: On January 2, 2024, our Board authorized our stock repurchase program which permits us to purchase up to $50.0 million of our common stock through January 2027. During the quarter ended March 31, 2026, we repurchased and retired approximately $0.3 million of our common stock under our stock repurchase program. Our repurchases did not exceed the $1.0 million annual de minimis threshold established by Internal Revenue Code Section 4501, resulting in no excise tax during the three months ended March 31, 2026. As of March 31, 2026, we repurchased a total of 659,610 shares of common stock pursuant to the stock repurchase program for $16.3 million.

Long-Term Debt: Under the Blue Owl Loan Agreement, the outstanding principal balance bears interest at an annual rate of 9.875%. XRL began making payments of interest under the Blue Owl Loan Agreement semi-annually, in March 2024 using the royalties received on worldwide net sales of VABYSMO, pursuant to the Affitech CPPA. On each interest payment date, any shortfall in interest payment will be paid from the interest reserve, any uncured shortfall in interest payment that exceeds the interest reserve will increase the outstanding principal amount of the loan, and any royalty payments in excess of accrued interest on the loan will be used to repay the principal of the loan until the balance is fully repaid. As of March 31, 2026, XRL held restricted cash of $2.1 million in reserve accounts that may only be used to pay interest and administrative fees and XRL’s operating expenses pursuant to the Blue Owl Loan Agreement. As of March 31, 2026, the current and non-current portion of the initial term loan was $14.0 million and $88.8 million, respectively, and $1.4 million and $0.7 million of the restricted cash was classified as current and non-current, respectively.

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

Collaborative Agreements, Royalties, and Milestone Payments: We may need to make potential future milestone payments and pay legal fees to third parties as part of our licensing and development programs. Payments under these agreements become due and payable only upon the achievement of certain developmental, regulatory, and commercial milestones by our licensees. Because it is uncertain if and when these milestones will be achieved, such contingencies, aggregating up to $12.1 million (assuming one product per contract meets all milestone events) have not been recorded on our condensed consolidated balance sheet as of March 31, 2026, including the $10.0 million BioInvent contingent consideration. We are unable to determine precisely when and if our payment obligations under the agreements will become due as these obligations are based on milestone events, the achievement of which is subject to a significant number of risks and uncertainties. We expect all payments due to be funded by a portion of the related milestone or royalty revenue we receive or we expect these payments to be reimbursed by our licensees.

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

Changes in Commitments and Contingencies

Our commitments and contingencies were reported in our Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC. Except as described below, there have been no material changes during the three months ended March 31, 2026 from the commitments and contingencies previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.

On February 9, 2026, we entered into the Generation Bio CVR Agreement. Pursuant to this agreement, the Generation Bio CVR holders are entitled to a portion of net proceeds from any product-level financing or disposition of Generation Bio legacy assets occurring within five years after the merger closing, for payments over a ten-year period ranging from 70% to 30% of the net proceeds. CVR holders are also entitled to a share of net proceeds from the Moderna Collaboration and License Agreement, ranging from 90% to 50% of net proceeds over a ten-year period. CVR holders are further entitled to certain receipts related to the Binney Lease, including the return of the approximately $2.1 million security deposit. As of March 31, 2026, we have recognized CVR liabilities totaling $4.6 million in relation to these items.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Except as disclosed under Note 11 to the condensed consolidated financial statements, we are not currently engaged in any other material legal proceedings. However, from time to time, we are involved in litigation, arbitration or other proceedings relating to claims arising from the ordinary course of business.

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

ITEM 1A. RISK FACTORS

Except as discussed below, there have been no material changes in our risk factors as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. For a detailed description of our risk factors, refer to Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

The completion of the Merger is subject to certain conditions, including stockholder and regulatory approvals as well as other uncertainties, and there can be no assurances as to whether and when they may be completed.

Completion of the Merger is subject to various closing conditions, including, among other things, the receipt of applicable stockholder and regulatory approvals. Further, if the Merger has not been consummated on or before the Termination Date (as defined in the Ligand Merger Agreement), then the Ligand Merger Agreement may be terminated by either party. There is no assurance that receipt of applicable stockholder and regulatory approvals will occur, or that all of the other closing conditions will be satisfied (or waived, to the extent permitted by applicable law), or that the Merger will be completed on the terms reflected in the Ligand Merger Agreement, within the expected timeframe or at all.

The governmental authorities from which authorizations under the HSR Act are required have broad discretion in administering the governing laws and regulations, and may take into account various facts and circumstances in their consideration of the Merger, including other potential transactions in our industry or other industries. These governmental authorities may initiate proceedings seeking to prevent, or otherwise seek to prevent, the Merger. As a condition to authorization of the Merger or related transactions, these governmental authorities also may seek to impose requirements, limitations or costs, require divestitures or place restrictions on the conduct of the combined company’s business after completion of the Merger.

We can provide no assurance that all required approvals will be obtained or that all closing conditions will otherwise be satisfied (or waived, if applicable) in a timely manner or at all, and, if all required consents and approvals are obtained and all closing conditions are timely satisfied (or waived, if applicable), we can provide no assurance as to the terms, conditions and timing of such consents and approvals or the timing of the completion of the Merger. Many of the conditions to completion of the Merger are not within either our or Ligand’s control, and neither company can predict when or if these conditions will be satisfied (or waived, if applicable). Any delay in completing the Merger could cause us not to realize some or all of the benefits that we expect to achieve if the Merger is successfully completed within its expected timeframe.

Failure to complete the Merger could negatively impact our stock price and future business and financial results.

If the Merger is not completed for any reason, we will remain an independent public company. Our ongoing business may be materially and adversely affected and we would be subject to a number of risks, including the following:

●	we may experience negative reactions from the financial markets, including negative impacts on trading prices of our common stock, and from our milestone and royalty partners, licensees, suppliers, stockholders and employees;

●	we may be required to pay Ligand a termination fee of $40.0 million if the Ligand Merger Agreement is terminated under specified circumstances, including if the Ligand Merger Agreement is terminated because stockholder approval is not obtained or the transaction has not closed by the Termination Date, in each case after an acquisition proposal has been made or publicly disclosed and not publicly withdrawn, and within 12 months thereafter we enter into or consummate a qualifying acquisition proposal, (ii) we terminate the Ligand Merger Agreement to enter into a superior proposal, or (iii) Ligand terminates the Ligand Merger Agreement following an Adverse Recommendation Change (as defined in the Ligand Merger Agreement); and

●	matters relating to the Merger (including integration planning) will require substantial commitments of time and resources by our management and the expenditure of significant funds, which would otherwise have been devoted to day-to-day operations and other opportunities that may have been beneficial to us as an independent company.

Even if successfully completed, there are certain risks to our stockholders from the consummation of the Merger, including: the amount of cash to be paid per share of our common stock under the Ligand Merger Agreement is fixed and will not be adjusted for changes in our business, assets, liabilities, prospects, outlook, financial condition or operating results or in the event of any change in the market price of, analyst estimates of, or projections relating to, our common stock; receipt of the per share consideration in an amount equal to (i) $39.00 in cash, without interest, and subject to deduction for any required withholding tax, plus (ii) an amount of CVRs representing a right to receive contingent payments in accordance with the CVR Agreement (as defined in the Ligand Merger Agreement) (clauses (i) and (ii) collectively, the “Merger Consideration”) is taxable to stockholders that are treated as U.S. holders for U.S. federal income tax purposes; and if the Merger is completed, our stockholders will forego the opportunity to realize the potential long-term value of the successful execution of our current strategy as an independent company.

The CVRs may expire with no value.

The CVRs derive their value entirely from the eventual outcome of the Janssen Litigation. The Janssen Litigation is at the early discovery stage and will require successful prosecution through discovery, summary judgment, and trial (or settlement), as well as defense of any appeal, in order to yield any net proceeds payable to holders of CVRs. There is no assurance that the Janssen Litigation will yield any recovery, and the costs of prosecuting the litigation will be borne by RemainCo LLC and will reduce any recovery before distribution to holders of CVRs. If the Janssen Litigation does not yield net proceeds, the CVRs will expire with no value, and holders of CVRs will have received no compensation for the CVRs received as part of the Merger Consideration.

While the Merger is pending, we are subject to business uncertainties and contractual restrictions that could materially adversely affect our operating results, financial position and/or cash flows or result in a loss of employees or milestone and royalty partners, licensees or suppliers.

The Ligand Merger Agreement includes restrictions on the conduct of our business until the earlier of the completion of the Merger or termination of the Ligand Merger Agreement. For example, unless we obtain Ligand’s prior written consent (which consent shall not be unreasonably withheld, conditioned or delayed), we may not, subject to certain exceptions and aggregate limitations, incur additional indebtedness, issue additional shares of our common stock, repurchase our common stock, pay dividends, acquire assets, securities or property, dispose of businesses or assets, enter into, terminate or amend material contracts or make certain additional capital expenditures. We may find that these and other contractual restrictions in the Ligand Merger Agreement delay or prevent us from responding, or limit our ability to respond, effectively to competitive pressures, industry developments and future business opportunities that may arise during such period, even if our management believes they may be advisable. The pendency of the Merger may also divert management’s attention and our resources from ongoing business and operations.

Our employees, milestone and royalty partners, licensees or suppliers may experience uncertainties about the effects of the Merger. It is possible that some milestone and royalty partners, licensees, suppliers and other parties with whom we have a business relationship may delay or defer certain business decisions or might decide to seek to terminate, change or renegotiate their relationship with us as a result of the pending Merger. Similarly, current and prospective employees may experience uncertainty about their future roles with us following completion of the Merger, which may materially adversely affect our ability to attract and retain key employees. If any of these effects were to occur, it could materially and adversely impact our operating results, financial position and/or cash flows and/or our stock price.

Lawsuits may be filed against us and/or Ligand challenging the transactions contemplated by the Ligand Merger Agreement. An adverse ruling in any such lawsuit may delay or prevent the proposed Merger from being completed.

Lawsuits arising out of or relating to the Ligand Merger Agreement and/or the proposed Merger may be filed in the future. One of the conditions to completion of the Merger is the absence of any injunction or other order being in effect that prohibits completion of the Merger. Accordingly, if a plaintiff is successful in obtaining an injunction, then such order may prevent the proposed Merger from being completed, or from being completed within the expected timeframe. In addition, if the Merger is not consummated for any reason, litigation could be filed related to the failure to consummate the Merger.

Regardless of the outcome of any litigation related to the Merger (or the failure of its consummation), such litigation may be time-consuming and expensive, may distract our management from running the day-to-day operations of our business, and may result in negative publicity or an unfavorable impression of us, any of which could adversely affect the price of our common stock, impair our ability to recruit or retain employees, damage our relationships with our milestone and royalty partners, licensees, suppliers, and other business partners, or otherwise materially harm our operations and financial performance.

If the Merger is not consummated, we may need to raise additional capital to continue our operations and execute our operating plans.

If the Merger is not consummated, we may need to raise additional capital or we may need to delay, scale back or eliminate some planned operations, any of which would have a significant negative impact on our prospects and financial condition, as well as the trading price of our common stock. There can be no assurance that we can raise capital when needed or on terms favorable to us and our stockholders. Macroeconomic conditions and heightened geopolitical uncertainties may adversely affect general commercial activity and the U.S. and global economies and financial markets, which increases uncertainty around our ability to access the capital markets when needed and on acceptable terms. Moreover, if we are unable to obtain additional funds on a timely basis, there will be an increased risk of insolvency and up to a total loss of investment by our stockholders.

The Ligand Merger Agreement contains provisions that limit our ability to pursue alternatives to the proposed transaction, may discourage certain other companies from making a favorable alternative transaction proposal and, in specified circumstances, could require us to pay Ligand a termination fee.

Under the Ligand Merger Agreement, we are subject to certain restrictions on our ability to solicit alternative business combination proposals from third parties, engage in discussion or negotiations with respect to such proposals or provide information in connection with such proposals, subject to certain customary exceptions. We may terminate the Ligand Merger Agreement and enter into an agreement providing for a superior proposal only if specified conditions have been satisfied, and such a termination would result in us being required to pay Ligand a termination fee equal to $40.0 million. If the Ligand Merger Agreement is terminated and we determine to seek another business combination, we may not be able to negotiate a transaction with another party on terms comparable to, or better than, the terms of the proposed transaction. While we believe these provisions and agreements are reasonable and customary and are not preclusive of other offers, these provisions could discourage a third party that may have an interest in acquiring all or a significant part of us from considering or proposing such acquisition, even if such third party were prepared to pay consideration with a higher value than the merger consideration. These provisions might also result in a potential third party acquirer proposing to pay a lower price than it might otherwise have proposed to pay because of the added expense of the termination fee that may become payable in certain circumstances.

We and Ligand will incur substantial transaction fees and costs in connection with the proposed transaction.

We and Ligand expect to incur several non-recurring transaction-related costs associated with completing the proposed transaction and achieving desired benefits of the proposed transaction. These fees and costs will be substantial. Non-recurring transaction costs include, but are not limited to, fees paid to legal, financial and accounting advisors, retention, severance, change in control and other integration-related costs, filing fees and printing costs. There can be no assurance that the integration process will deliver all or substantially all of the benefits of the proposed transaction in the near term, the long term or at all. The costs described above and any unanticipated costs and expenses, many of which will be borne by Ligand or us even if the proposed transaction is not completed, could have an adverse effect on Ligand’s or our financial condition and operating results.

Our directors and executive officers have interests in the proposed transaction that may be different from, or in addition to, the interests of our stockholders generally.

Our directors and executive officers have interests in the proposed transaction that may be different from, or in addition to, the interests of our stockholders generally. The interests of our directors and executive officers include, among others, severance rights, vesting protections for equity awards in the event of termination of employment in connection with a change in control, and rights to continuing indemnification and directors’ and officers’ liability insurance. Our Board was aware of and carefully considered the interests of our respective directors and officers, among other matters, in evaluating the terms and structure, and overseeing the negotiation of the proposed transaction, in approving the Ligand Merger Agreement, the Merger and the other transactions contemplated thereby.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

On January 2, 2024, the Board authorized our stock repurchase program, which permits us to purchase up to $50.0 million of our common stock through January 2027. Under the program, we have discretion in determining the conditions under which shares may be purchased from time to time, including through transactions in the open market, in privately negotiated transactions, under plans compliant with Rule 10b5-1 under the Exchange Act, or by other means in accordance with applicable laws. The manner, number, price, structure, and timing of the repurchases, if any, will be determined at our sole discretion and repurchases, if any, depend on a variety of factors, including legal requirements, price and economic and market conditions, royalty and milestone acquisition opportunities, and other factors. The repurchase authorization does not obligate us to acquire any particular amount of our common stock. The Board may suspend, modify, or terminate the stock repurchase program at any time without prior notice. All common stock repurchased by us during the three months ended March 31, 2026 were subsequently retired. Repurchases of our common stock during the three months ended March 31, 2026 were as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 – January 31, 2026	3,110	$24.73	3,110	$33,867,043
February 1 – February 28, 2026	7,692	$23.94	7,692	$33,682,867
March 1 – March 31, 2026	100	$24.90	100	$33,680,370
Total	10,902		10,902	$33,680,370

(1)The number of shares purchased is based on the settlement date.
(2)Average price per share includes commissions.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(c) Trading Plans

During the fiscal quarter ended March 31, 2026, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (in each case, as defined in Item 408(a) of Regulation S-K).

ITEM 6. EXHIBITS

		Incorporation By Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

2.1	Agreement and Plan of Merger between the Company, Kinnate and Merger Sub, dated February 16, 2024	8-K	001-39801	2.1	02/16/2024

2.2	Contingent Value Rights Agreement, dated April 3, 2024, by and between the Company, XRA 1 Corp., Broadridge Corporate Issuer Solutions, LLC and Fortis Advisors LLC	8-K	001-39801	2.2	04/03/2024

2.3	Plan of Conversion of the Company	8-K	001-39801	2.1	05/30/2025

2.4	Agreement and Plan of Merger, dated June 26, 2025, by and among the Company, Turnstone Biologics Corp. and XRA 3 Corp.	8-K	001-39801	2.1	08/15/2025

2.5	Contingent Value Rights Agreement, dated August 11, 2025, by and among the Company, Broadridge Corporate Issuer Solutions, LLC and WT Representative LLC	8-K	001-39801	2.2	08/15/2025

2.6*	Agreement and Plan of Merger, dated August 4, 2025, by and among the Company, HilleVax, Inc. and XRA 4 Corp.	8-K	001-39801	2.1	09/23/2025

2.7	Contingent Value Rights Agreement, dated September 17, 2025, by and among the Company, XRA 4 Corp., Broadridge Corporate Issuer Solutions, LLC and Dr. Robert Hershberg, solely in his capacity as the initial representative, agent and attorney-in-fact of the Holders	8-K	001-39801	2.2	09/23/2025

2.8	Share Purchase Agreement, by and among the Company and LAVA Therapeutics N.V., dated August 3, 2025	8-K	001-39801	2.1	11/21/2025

2.9	Amendment to Share Purchase Agreement, by and among the Company and LAVA Therapeutics N.V., dated October 17, 2025	8-K	001-39801	2.2	11/21/2025

2.10	Form of Contingent Value Rights Agreement	8-K	001-39801	2.3	11/21/2025

2.11	Transaction Agreement, by and among the Company, XRA 5 Corp. and Mural Oncology plc, dated August 20, 2025	8-K	001-39801	2.1	12/05/2025

2.12	Agreement and Plan of Merger, dated December 15, 2025, by and among the Company, Generation Bio Co. and XRA 7 Corp.	8-K	001-39801	2.1	02/09/2026

2.13	Contingent Value Rights Agreement, dated February 9, 2026, by and among the Company, XRA 7 Corp., and Broadridge Corporate Issuer Solutions, LLC.	8-K	001-39801	2.2	02/09/2026

2.14*	Agreement and Plan of Merger, dated as of April 27, 2026, by and among XOMA Royalty Corporation, Ligand Pharmaceuticals Incorporated and Flex Merger Sub, Inc.	8-K	001-39801	2.1	04/27/2026

		Incorporation By Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

3.1	Articles of Incorporation of the Company	8-K	001-39801	3.1	05/30/2025

3.2	Certificate of Designation of Series X Convertible Preferred Stock	10-Q	001-39801	3.2	08/13/2025

3.3	Certificate of Designation of 8.625% Series A Cumulative Perpetual Preferred Stock	10-Q	001-39801	3.3	08/13/2025

3.4	Certificate of Designation of 8.375% Series B Cumulative Perpetual Preferred Stock	10-Q	001-39801	3.4	08/13/2025

3.5	Certificate of Correction, dated September 23, 2025, to the Certificate of Designation of 8.375% Series B Cumulative Perpetual Preferred Stock	8-K	001-39801	3.1	09/26/2025

3.6	Bylaws of the Company	8-K	001-39801	3.2	05/30/2025

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, 3.5, and 3.6

4.2	Deposit Agreement, dated effective April 9, 2021, by and among the Company, American Stock Transfer & Trust Company, LLC, as depositary, and the holders of the depositary receipts issued thereunder	8-K	001-39801	4.1	04/08/2021

4.3	Form of Warrants (May 2018 Warrants)	10-Q	000-14710	4.6	08/07/2018

4.4	Form of Warrants (March 2019 Warrants)	10-Q	000-14710	4.7	05/06/2019

4.5	Form of Warrant (December 2023) ($35.00 Exercise Price)	8-K	001-39801	4.1	12/19/2023

4.6	Form of Warrant (December 2023) ($42.50 Exercise Price)	8-K	001-39801	4.2	12/19/2023

4.7	Form of Warrant (December 2023) ($50.00 Exercise Price)	8-K	001-39801	4.3	12/19/2023

4.8	Form of Indenture	S-3	333-277794	4.6	03/08/2024

10.1	Separation and Consulting Agreement, dated January 15, 2026, between the Company and Thomas Burns	10-K	001-39801	10.10	03/18/2026

10.2	Officer Employment Agreement, dated January 12, 2026, between the Company and Jeffrey Trigilio	10-K	001-39801	10.17	03/18/2026

10.3*	Form of Support Agreement, dated as of April 27, 2026, entered into by Ligand Pharmaceuticals Incorporated, Flex Merger Sub, Inc. and the Supporting Stockholders	8-K	001-39801	10.1	04/27/2026

31.1+	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

Incorporation By Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

31.2+	Certification of Chief Financial Officer, as required by Rule 13a 14(a) or Rule 15d 14(a) of the Securities Exchange Act of 1934

32.1(1)	Certifications of Chief Executive Officer and Chief Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. §1350

101.INS+	Inline XBRL Instance Document

101.SCH+	Inline XBRL Schema Document

101.CAL+	Inline XBRL Calculation Linkbase Document

101.DEF+	Inline XBRL Definition Linkbase Document

101.LAB+	Inline XBRL Labels Linkbase Document

101.PRE+	Inline XBRL Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
+	Filed herewith.
(1)

Furnished herewith. These certifications are not deemed filed with the SEC and are not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of this Form 10-Q), irrespective of any general incorporation language contained in such filing.

*

Certain exhibits, annexes and schedules have been omitted pursuant to Item 601(a)(5) or  Item 601(b)(2) of Regulation S-K. The Company hereby undertakes to furnish supplemental copies of any of the omitted exhibits, annexes and schedules upon request by the SEC; provided, however, that the Company may request confidential treatment pursuant to Rule 24b-2 of the Exchange Act for any annexes or schedules so furnished.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XOMA Royalty Corporation

Date: May 12, 2026	By:	/s/ OWEN HUGHES
Owen Hughes Chief Executive Officer (Principal Executive Officer)

Date: May 12, 2026	By:	/s/ JEFFREY TRIGILIO
Jeffrey Trigilio Chief Financial Officer (Principal Financial and Principal Accounting Officer)